Form 10-Q
period 2018-03-31
C & F FINANCIAL CORP
filed 2018-05-09
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

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

At May 7, 2018, the latest practicable date for determination,  3,503,294 shares of common stock, $1.00 par value, of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for per share amounts)

	March 31,	December 31,
	2018	2017
Assets	(unaudited)	*
Cash and due from banks	$12,360	$14,070
Interest-bearing deposits in other banks	135,688	105,353
Total cash and cash equivalents	148,048	119,423
Securities—available for sale at fair value, amortized cost of $220,143 and $218,168, respectively	218,408	218,976
Loans held for sale, at fair value	39,654	55,384
Loans, net of allowance for loan losses of $35,600 and $35,726, respectively	992,505	992,062
Restricted stocks, at cost	3,498	3,443
Corporate premises and equipment, net	36,867	36,969
Other real estate owned, net of valuation allowance of $57 and $57, respectively	168	168
Accrued interest receivable	7,189	7,589
Goodwill	14,425	14,425
Core deposit and other amortizable intangible assets, net	1,459	1,594
Bank-owned life insurance	15,684	15,589
Net deferred tax asset	12,569	12,093
Other assets	34,452	31,341
Total assets	$1,524,926	$1,509,056

Liabilities
Deposits
Noninterest-bearing demand deposits	$267,121	$247,669
Savings and interest-bearing demand deposits	564,615	575,807
Time deposits	354,357	347,953
Total deposits	1,186,093	1,171,429
Short-term borrowings	19,741	20,621
Long-term borrowings	122,029	122,029
Trust preferred capital notes	25,219	25,210
Accrued interest payable	845	838
Other liabilities	28,300	27,227
Total liabilities	1,382,227	1,367,354

Commitments and contingent liabilities

Shareholders’ Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,502,317 and 3,495,845 shares issued and outstanding, respectively, includes 133,350 and 137,880 of unvested shares, respectively)	3,369	3,358
Additional paid-in capital	12,925	12,800
Retained earnings	130,133	127,431
Accumulated other comprehensive loss, net	(3,728)	(1,887)
Total shareholders’ equity	142,699	141,702
Total liabilities and shareholders’ equity	$1,524,926	$1,509,056

*     Derived from audited consolidated financial statements.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except for per share amounts)

	Three Months Ended March 31,
	2018	2017
Interest income
Interest and fees on loans	$20,817	$20,368
Interest on interest-bearing deposits and federal funds sold	464	209
Interest and dividends on securities
U.S. government agencies and corporations	87	78
Mortgage-backed securities	484	338
Tax-exempt obligations of states and political subdivisions	715	863
Taxable obligations of states and political subdivisions	71	52
Corporate bonds and other	106	113
Total interest income	22,744	22,021
Interest expense
Savings and interest-bearing deposits	364	287
Time deposits	956	848
Borrowings	973	852
Trust preferred capital notes	283	283
Total interest expense	2,576	2,270
Net interest income	20,168	19,751
Provision for loan losses	3,300	4,400
Net interest income after provision for loan losses	16,868	15,351
Noninterest income
Gains on sales of loans	2,239	1,943
Service charges on deposit accounts	1,049	1,069
Other service charges and fees	1,060	1,195
Net gains on calls of available for sale securities	5	1
Wealth management services income, net	425	322
Interchange income	906	851
Other	762	889
Total noninterest income	6,446	6,270
Noninterest expenses
Salaries and employee benefits	10,733	10,793
Occupancy	2,031	1,971
Other	5,775	5,205
Total noninterest expenses	18,539	17,969
Income before income taxes	4,775	3,652
Income tax expense	883	921
Net income	$3,892	$2,731
Net income per share - basic	$1.11	$0.78
Net income per share - assuming dilution	$1.11	$0.78
Weighted average number of shares outstanding - basic	3,501,164	3,483,007
Weighted average number of shares outstanding - assuming dilution	3,501,164	3,483,323

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$3,892	$2,731
Other comprehensive income (loss):
Changes in defined benefit plan assets and benefit obligations
Changes in net gain arising during the period[1]	29	38
Tax effect	(6)	(13)
Amortization of prior service cost arising during the period[1]	(15)	(15)
Tax effect	3	5
Net of tax amount	11	15

Unrealized gains on cash flow hedging instruments
Unrealized holding gains arising during the period	212	65
Tax effect	(55)	(25)
Net of tax amount	157	40

Unrealized holding losses on securities
Unrealized holding (losses) gains arising during the period	(2,538)	306
Tax effect	533	(107)
Reclassification adjustment for gains included in net income[2]	(5)	(1)
Tax effect	1	—
Net of tax amount	(2,009)	198
Other comprehensive (loss) income	(1,841)	253
Comprehensive income	$2,051	$2,984

[1]

These items are included in the computation of net periodic benefit cost and are included in “Noninterest income-Other” on the Consolidated Statements of Income. See “Note 6: Employee Benefit Plans,” for additional information.

[2]	Gains are included in “Net gains on calls of available for sale securities" on the Consolidated Statements of Income.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except for per share amounts)

				Accumulated
		Additional		Other	Total
	Common	Paid - In	Retained	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Loss	Equity
Balance December 31, 2017	$3,358	$12,800	$127,431	$(1,887)	$141,702
Comprehensive income:
Net income	—	—	3,892	—	3,892
Other comprehensive loss	—	—	—	(1,841)	(1,841)
Share-based compensation	—	319	—	—	319
Restricted stock vested	14	(14)	—	—	—
Common stock issued	1	35	—	—	36
Common stock purchased	(4)	(215)	—	—	(219)
Cash dividends declared – common stock ($0.34 per share)	—	—	(1,190)	—	(1,190)
Balance March 31, 2018	$3,369	$12,925	$130,133	$(3,728)	$142,699

				Accumulated
		Additional		Other	Total
	Common	Paid - In	Retained	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
Balance December 31, 2016	$3,331	$11,705	$125,162	$(984)	$139,214
Comprehensive income:
Net income	—	—	2,731	—	2,731
Other comprehensive income	—	—	—	253	253
Stock options exercised	2	81	—	—	83
Share-based compensation	—	403	—	—	403
Restricted stock vested	15	(15)	—	—	—
Common stock issued	1	36	—	—	37
Common stock purchased	(4)	(181)	—	—	(185)
Cash dividends declared – common stock ($0.33 per share)	—	—	(1,150)	—	(1,150)
Balance March 31, 2017	$3,345	$12,029	$126,743	$(731)	$141,386

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income	$3,892	$2,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	727	654
Provision for loan losses	3,300	4,400
Provision for indemnifications	36	36
Share-based compensation	319	403
Net accretion of certain acquisition-related fair value adjustments	(829)	(325)
Net amortization of discounts and amortization of premiums on securities	497	407
Amortization of other intangibles	40	40
Realized gains on calls of securities	(5)	(1)
Net realized losses on sales of other real estate owned	—	2
Net realized gains on sale of corporate premises and equipment	(27)	—
Income from bank-owned life insurance	(81)	(84)
Origination of loans held for sale	(143,903)	(141,097)
Proceeds from sales of loans held for sale	161,872	153,790
Gains on sales of loans held for sale	(2,239)	(1,943)
Change in other assets and liabilities:
Accrued interest receivable	400	496
Other assets	(2,898)	492
Accrued interest payable	7	5
Other liabilities	1,037	(3,485)
Net cash provided by operating activities	22,145	16,521
Investing activities:
Proceeds from maturities, calls and sales of securities available for sale and payments on mortgage-backed securities	12,735	11,368
Purchases of securities available for sale	(15,150)	(14,523)
Net purchases of restricted stocks	(55)	(40)
Net increase in loans	(2,840)	(8,031)
Proceeds from sales of other real estate owned	—	25
Purchases of corporate premises and equipment, net	(621)	(569)
Net cash used in investing activities	(5,931)	(11,770)
Financing activities:
Net increase in demand, interest-bearing demand and savings deposits	8,260	11,348
Net increase in time deposits	6,404	1,255
Net (decrease) increase in borrowings	(880)	1,198
Issuance of common stock	36	37
Purchase of common stock, including shares withheld to pay taxes	(219)	(185)
Proceeds from exercise of stock options	—	83
Cash dividends	(1,190)	(1,150)
Net cash provided by financing activities	12,411	12,586
Net increase in cash and cash equivalents	28,625	17,337
Cash and cash equivalents at beginning of period	119,423	103,201
Cash and cash equivalents at end of period	$148,048	$120,538
Supplemental disclosure
Interest paid	$2,560	$2,256
Income taxes paid	8	14
Supplemental disclosure of noncash investing and financing activities
Unrealized (losses) gains on securities available for sale	$(2,538)	$306
Transfers from loans to other real estate owned	—	208
Pension adjustment	14	23
Unrealized gains on cash flow hedging instruments	212	65

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission (the SEC). They do not include all of the information and notes required by U.S. GAAP for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2017.

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

C&F Bank has five wholly-owned subsidiaries: C&F Mortgage Corporation and Subsidiary (C&F Mortgage), C&F Finance Company (C&F Finance), C&F Wealth Management Corporation (C&F Wealth Management), C&F Insurance Services, Inc. and CVB Title Services, Inc., all incorporated under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, was formed to originate and sell residential mortgages and through its subsidiary, Certified Appraisals LLC, provides ancillary mortgage loan production services for residential appraisals. C&F Finance, acquired on September 1, 2002, is a finance company purchasing automobile, boat and recreational vehicle (RV) loans through indirect lending programs. C&F Wealth Management, organized in April 1995, is a full-service brokerage firm offering a comprehensive range of wealth management services and insurance products through an alliance with an independent broker/dealer. C&F Insurance Services, Inc., organized in July 1999, owns an equity interest in an insurance agency that sells insurance products to customers of C&F Bank, C&F Mortgage and other financial institutions that have an equity interest in the agency. CVB Title Services, Inc. was organized for the primary purpose of owning membership interests in two insurance-related limited liability companies. Business segment data is presented in Note 8.

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

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheet. The Corporation’s derivative financial instruments may include (1) interest rate lock commitments (IRLCs) on mortgage loans that will be sold in the secondary market on a best efforts basis and the related forward commitments to sell mortgage loans, (2) interest rate swaps with certain qualifying commercial loan customers and dealer counterparties and (3) interest rate swaps that qualify as cash flow hedges on the Corporation’s trust preferred capital notes. Because the IRLCs, forward sales commitments and interest rate swaps with loan customers and dealer counterparties are not designated as hedging instruments, adjustments to reflect unrealized gains and losses resulting from changes in the fair value of these instruments are reported as noninterest income or noninterest expense, as applicable. The effective portion of the gain or loss on the Corporation’s cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The Corporation’s derivative financial instruments are described more fully in Note 10.

Share-Based Compensation: Shared-based compensation expense, net of forfeitures, for the first quarter of 2018 was $319,000 ($237,000 after tax) for restricted stock granted during 2013 through 2018. As of March 31, 2018, there was $3.28 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

A summary of activity for restricted stock awards during the first three months of 2018 and 2017 is presented below:

	2018
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2017	137,880	$43.52
Granted	11,210	58.40
Vested	(14,125)	40.05
Forfeited	(1,615)	42.78
Unvested, March 31, 2018	133,350	$45.14

	2017
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2016	141,755	$39.77
Granted	15,275	45.40
Vested	(14,950)	34.73
Forfeited	(910)	41.58
Unvested, March 31, 2017	141,170	$40.90

Recently Adopted Accounting Pronouncements:

On January 1, 2018, the Corporation adopted Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606),” and all amendments thereto (collectively, ASU 2014-09), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain/loss from the transfer of nonfinancial assets, such as other real estate owned (OREO). The Corporation adopted ASU 2014-09 using the modified retrospective method applied to all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASU 2014-09, while prior period amounts continue to be reported in accordance with pronouncements in effect prior to January 1, 2018. The adoption of ASU 2014-09 did not result in a change to the accounting for any of the in-scope revenue streams; therefore, no cumulative effect adjustment was recorded.

Most revenue associated with the Corporation’s financial instruments, including interest income and gains/losses on investment securities, derivatives and sales of financial instruments are outside the scope of ASU 2014-09. The Corporation’s services that fall within the scope of ASU 2014-09 are presented within noninterest income and are recognized as revenue as the Corporation satisfies its obligation to the customer. A description of the Corporation’s primary revenue streams accounted for under ASU 2014-09 follows:

Service Charges on Deposit Accounts.  The Corporation earns fees from its deposit customers for overdraft and account maintenance services. Overdraft fees are recognized when the overdraft occurs. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the company satisfies the performance obligation.

Other Service Charges and Fees.  The Corporation earns fees from its customers for transaction-based services. Such services include safe deposit box, ATM, stop payment and wire transfer fees at the retail banking segment and on-line payment processing and statement request fees at the consumer finance segment. In each case, these service charges and fees are recognized in income at the time or within the same period that the Corporation’s performance obligation is satisfied.

Interchange Income.  The Corporation earns interchange fees from debit and affinity credit cardholder transactions conducted through various payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services.

Wealth Management Services Income. The Corporation earns wealth management services income by providing investment brokerage services and health and life insurance products to its customers through third-party service providers. Fees that are transaction-based (e.g., execution of trades) are recognized on a monthly basis. Other fees, or commissions, are earned over time as the contracted monthly or quarterly services are provided and are generally assessed based on either account activity or the market value of assets under management at month end.

Gains/Losses on Sales of OREO. The Corporation records a gain/loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Corporation finances the sale of OREO to the buyer, the Corporation assesses whether the buyer is committed to perform the obligations under the contract and whether collectability of the transaction price is probable. In determining the gain/loss on the sale, the Corporation adjusts the transaction price and the related gain/loss on sale if a significant financing component is present.

On January 1, 2018, the Corporation adopted ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 makes targeted improvements to several areas of U.S. GAAP including the disclosure of the fair value of financial instruments that are not measured at fair value on a recurring basis. The new guidance, among other things, (i) eliminates the requirements to disclose the methods and significant assumptions used to estimate the fair value and the description of the changes therein, if any, during the period, (ii) requires the use of the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis and (iii) eliminates the guidance that allowed the use of the entry price notion to calculate the fair value of certain financial instruments, such as loans and long-term debt. Accordingly, the Corporation measured its loan portfolio as of March 31, 2018 using an exit price notion (see Note 7: Fair Value of Assets and Liabilities).

On January 1, 2018, the Bank adopted ASU 2017-07, “Compensation-Retirement Benefits (Topic 715):  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 requires that the service cost component of the net periodic benefit cost be presented with other employee compensation costs and that the remaining components be presented in the aggregate with noninterest income or noninterest expense, as appropriate. This guidance is required to be applied on a retrospective basis. Accordingly, $126,000 was reclassified from “Salaries and employee benefits” to “Noninterest income – Other” on the Consolidated Statements of Income for the three months ended March 31, 2017 to reflect the adoption of ASU 2017-07.

Recent Significant Accounting Pronouncements:

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Corporation has completed an inventory of all buildings and equipment it leases from third parties. The Corporation has not yet determined an estimate of the effect that ASU 2016-02 will have on its financial statements.

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

NOTE 2: Securities

The Corporation’s debt securities, all of which are classified as available for sale, at March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$16,512	$—	$(609)	$15,903
Mortgage-backed securities	104,096	48	(2,295)	101,849
Obligations of states and political subdivisions	99,535	1,490	(369)	100,656
	$220,143	$1,538	$(3,273)	$218,408

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$16,514	$—	$(341)	$16,173
Mortgage-backed securities	97,677	142	(761)	97,058
Obligations of states and political subdivisions	103,977	2,022	(254)	105,745
	$218,168	$2,164	$(1,356)	$218,976

The amortized cost and estimated fair value of securities at March 31, 2018 and December 31, 2017, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	March 31, 2018		December 31, 2017
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$41,742	$41,832	$40,247	$40,460
Due after one year through five years	158,872	156,904	159,444	159,571
Due after five years through ten years	15,624	15,649	15,254	15,452
Due after ten years	3,905	4,023	3,223	3,493
	$220,143	$218,408	$218,168	$218,976

The following table presents the gross realized gains and losses on and the proceeds from the (1) sale of securities and (2) maturities and calls of securities during the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Realized gains from sales of securities:
Gross realized gains	$—	$—
Gross realized losses	—	—
Net realized gains	$—	$—
Proceeds from sales of securities	$—	$—

Realized gains from maturities and calls of securities:
Gross realized gains	$5	$1
Gross realized losses	—	—
Net realized gains	$5	$1
Proceeds from maturities, calls and paydowns of securities	$12,735	$11,368

The Corporation pledges securities to primarily secure public deposits and repurchase agreements. Securities with an aggregate amortized cost of $110.46 million and an aggregate fair value of $109.77 million were pledged at March 31, 2018. Securities with an aggregate amortized cost of $118.70 million and an aggregate fair value of $119.26 million were pledged at December 31, 2017.

Securities in an unrealized loss position at March 31, 2018, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies and corporations	$2,932	$68	$12,971	$541	$15,903	$609
Mortgage-backed securities	75,589	1,540	21,045	755	96,634	2,295
Obligations of states and political subdivisions	25,222	193	8,778	176	34,000	369
Total temporarily impaired securities	$103,743	$1,801	$42,794	$1,472	$146,537	$3,273

There were 244 debt securities totaling $146.54 million considered temporarily impaired at March 31, 2018. The primary cause of the temporary impairments in the Corporation's investments in debt securities was fluctuations in interest rates. Interest rates increased during the first quarter of 2018, more significantly in the short-term portion of the United States Treasury security yield curve, thereby increasing unrealized losses on the Corporation’s debt securities. The Corporation’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.  At March 31, 2018, approximately 97 percent of the Corporation's obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor's (S&P) or Moody's Investors Service (Moody’s). Of those in a net unrealized loss position, approximately 98 percent were rated “A” or better by S&P or Moody’s, as measured by market value, at March 31, 2018. For the approximately two percent not rated “A” or better, as measured by market value at March 31, 2018, the Corporation considers these to meet regulatory credit quality standards, meaning that the securities have low risk of default by the obligor, and the full and timely repayment of principal and interest is expected over the expected life of the investment. Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2018 and no other-than-temporary impairment has been recognized.

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

The Corporation’s investment in restricted stocks totaled $3.50 million at March 31, 2018 and consisted of both Federal Home Loan Bank (FHLB) stock and Community Bankers Bank (CBB) stock.  Restricted stocks are generally viewed as long-term investments, which are carried at cost because there is no market for the stock other than the FHLBs with respect to FHLB stock, or member institutions with respect to CBB stock. Therefore, when evaluating restricted stock for impairment, their respective values are based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation does not consider its investment in restricted stocks to be other-than-temporarily impaired at March 31, 2018 and no impairment has been recognized. Total restricted stocks is shown as a separate line item on the Consolidated Balance Sheets and is not a part of the available-for-sale securities portfolio.

NOTE 3: Loans

Major classifications of loans are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Real estate – residential mortgage	$181,994	$184,863
Real estate – construction [1]	61,691	44,782
Commercial, financial and agricultural [2]	424,162	437,884
Equity lines	54,445	55,237
Consumer	13,487	13,018
Consumer finance	292,326	292,004
	1,028,105	1,027,788
Less allowance for loan losses	(35,600)	(35,726)
Loans, net	$992,505	$992,062

[1]	Includes the Corporation's real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $210,000 and $290,000 of demand deposit overdrafts at March 31, 2018 and December 31, 2017, respectively.

The outstanding principal balance and the carrying amount of loans acquired pursuant to the Corporation's acquisition of Central Virginia Bank (CVB) on October 1, 2013 (or acquired loans) that were recorded at fair value at the acquisition date and are included in the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018			December 31, 2017
	Acquired Loans -	Acquired Loans -		Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total	Credit Impaired	Performing	Total
Outstanding principal balance	$12,053	$43,808	$55,861	$12,856	$45,083	$57,939
Carrying amount
Real estate – residential mortgage	$490	$10,678	$11,168	$492	$10,855	$11,347
Commercial, financial and agricultural[1]	2,253	21,630	23,883	2,472	22,305	24,777
Equity lines	140	9,293	9,433	139	9,621	9,760
Consumer	—	10	10	—	12	12
Total acquired loans	$2,883	$41,611	$44,494	$3,103	$42,793	$45,896

[1]	Includes acquired loans classified by the Corporation as commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans on nonaccrual status were as follows:

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Real estate – residential mortgage	$798	$830
Commercial, financial and agricultural:
Commercial real estate lending	2,060	3,796
Commercial business lending	29	34
Equity lines	839	651
Consumer	—	—
Consumer finance	563	764
Total loans on nonaccrual status	$4,289	$6,075

The past due status of loans as of March 31, 2018 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing [2]
Real estate – residential mortgage	$218	$21	$39	$278	$490	$181,226	$181,994	$157
Real estate – construction:
Construction lending	—	—	—	—	—	53,916	53,916	—
Consumer lot lending	—	—	—	—	—	7,775	7,775	—
Commercial, financial and agricultural:
Commercial real estate lending	32	315	77	424	2,253	299,254	301,931	77
Land acquisition and development lending	—	—	—	—	—	35,526	35,526	—
Builder line lending	—	—	—	—	—	29,573	29,573	—
Commercial business lending	867	—	—	867	—	56,265	57,132	—
Equity lines	675	—	111	786	140	53,519	54,445	111
Consumer	14	—	—	14	—	13,473	13,487	—
Consumer finance	7,705	1,401	563	9,669	—	282,657	292,326	—
Total	$9,511	$1,737	$790	$12,038	$2,883	$1,013,184	$1,028,105	$345

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.
[2]	Includes purchased credit impaired (PCI) loans of $157,000.

The table above includes the following:

•	nonaccrual loans that are current of $2.99 million, 30-59 days past due of $694,000, 60-89 days past due of $2,000 and 90+ days past due of $602,000.
•	performing loans purchased in the acquisition of CVB that are current of $41.56 million, 30-59 days past due of $29,000 and 60-89 days past due of $20,000.

The past due status of loans as of December 31, 2017 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing[2]
Real estate – residential mortgage	$1,905	$14	$245	$2,164	$492	$182,207	$184,863	$90
Real estate – construction:
Construction lending	—	—	—	—	—	41,449	41,449	—
Consumer lot lending	—	—	—	—	—	3,333	3,333	—
Commercial, financial and agricultural:
Commercial real estate lending	241	—	3,874	4,115	2,472	297,903	304,490	78
Land acquisition and development lending	—	—	—	—	—	39,844	39,844	—
Builder line lending	685	—	—	685	—	28,911	29,596	—
Commercial business lending	—	—	2	2	—	63,952	63,954	2
Equity lines	550	—	136	686	139	54,412	55,237	136
Consumer	9	—	—	9	—	13,009	13,018	—
Consumer finance	12,273	2,061	764	15,098	—	276,906	292,004	—
Total	$15,663	$2,075	$5,021	$22,759	$3,103	$1,001,926	$1,027,788	$306

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.
[2]	Includes PCI loans of $90,000.

The table above includes the following:

•	nonaccrual loans that are current of $890,000, 30-59 days past due of $458,000, 60‑89 days past due of $14,000 and 90+ days past due of $4.70 million.
•	performing loans purchased in the acquisition of CVB that are current of $42.53 million, 30-59 days past due of $137,000, 60-89 days past due of $14,000 and 90+ days past due of $115,000.

Loan modifications that were classified as troubled debt restructurings (TDRs) during the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018			2017
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment
Commercial, financial and agricultural:
Commercial real estate lending – interest rate and term concession	—	$—	$—	3	$4,646	$4,646
Commercial real estate lending – interest rate concession	—	—	—	1	12	12
Total	—	$—	$—	4	$4,658	$4,658

A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due. There were no TDR payment defaults during the three months ended March 31, 2018 and 2017.

Impaired loans, which consisted solely of TDRs, and the related allowance at March 31, 2018 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,724	$1,712	$1,908	$208	$3,683	$43
Commercial, financial and agricultural:
Commercial real estate lending	5,243	2,751	2,219	667	5,943	39
Commercial business lending	37	31	—	—	31	—
Equity lines	32	31	—	—	32	—
Consumer	321	—	322	7	321	3
Total	$9,357	$4,525	$4,449	$882	$10,010	$85

Impaired loans, which consisted solely of TDRs, and the related allowance at December 31, 2017 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,745	$1,603	$2,033	$214	$3,743	$184
Commercial, financial and agricultural:
Commercial real estate lending	6,981	2,841	4,031	615	7,818	168
Commercial business lending	41	35	—	—	45	—
Equity lines	32	31	—	—	32	2
Consumer	321	322	—	—	321	13
Total	$11,120	$4,832	$6,064	$829	$11,959	$367

PCI loans had an unpaid principal balance of $12.05 million and a carrying value of $2.88 million at March 31, 2018. Determining the fair value of purchased credit impaired loans required the Corporation to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of the cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the effect of estimated credit losses and is called the nonaccretable difference, and is not recorded. In accordance with U.S. GAAP, there was no carry-over of the previously established allowance for loan losses for acquired loans.

The following table presents a summary of the change in the accretable yield of the PCI loan portfolio:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Accretable yield, balance at beginning of period	$7,304	$8,637
Accretion	(837)	(683)
Reclassification of nonaccretable difference due to improvement in expected cash flows	731	328
Other changes, net	(398)	(566)
Accretable yield, balance at end of period	$6,800	$7,716

NOTE 4: Allowance for Loan Losses

The following table presents the changes in the allowance for loan losses by major classification during the three months ended March 31, 2018:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2017	$2,371	$605	$7,478	$688	$231	$24,353	$35,726
Provision charged (credited) to operations	(16)	251	(238)	—	3	3,300	3,300
Loans charged off	—	—	(2)	—	(71)	(4,583)	(4,656)
Recoveries of loans previously charged off	22	—	5	—	48	1,155	1,230
Balance at March 31, 2018	$2,377	$856	$7,243	$688	$211	$24,225	$35,600

The following table presents the changes in the allowance for loan losses by major classification during the three months ended March 31, 2017:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2016	$2,559	$816	$7,393	$685	$261	$25,352	$37,066
Provision charged (credited) to operations	(33)	(75)	259	27	(78)	4,300	4,400
Loans charged off	(5)	—	(153)	—	(62)	(5,678)	(5,898)
Recoveries of loans previously charged off	14	—	7	—	41	1,104	1,166
Balance at March 31, 2017	$2,535	$741	$7,506	$712	$162	$25,078	$36,734

The following table presents, as of March 31, 2018, the total allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Ending balance at March 31, 2018	$2,377	$856	$7,243	$688	$211	$24,225	$35,600
Ending balance: individually evaluated for impairment	$208	$—	$667	$—	$7	$—	$882
Ending balance: collectively evaluated for impairment	$2,169	$856	$6,576	$688	$204	$24,225	$34,718
Ending balance: acquired loans - PCI	$—	$—	$—	$—	$—	$—	$—
Loans:
Ending balance at March 31, 2018	$181,994	$61,691	$424,162	$54,445	$13,487	$292,326	$1,028,105
Ending balance: individually evaluated for impairment	$3,620	$—	$5,001	$31	$322	$—	$8,974
Ending balance: collectively evaluated for impairment	$177,884	$61,691	$416,908	$54,274	$13,165	$292,326	$1,016,248
Ending balance: acquired loans - PCI	$490	$—	$2,253	$140	$—	$—	$2,883

The following table presents, as of December 31, 2017, the total allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Ending balance at December 31, 2017	$2,371	$605	$7,478	$688	$231	$24,353	$35,726
Ending balance: individually evaluated for impairment	$214	$—	$615	$—	$—	$—	$829
Ending balance: collectively evaluated for impairment	$2,157	$605	$6,863	$688	$231	$24,353	$34,897
Ending balance: acquired loans - PCI	$—	$—	$—	$—	$—	$—	$—
Loans:
Ending balance at December 31, 2017	$184,863	$44,782	$437,884	$55,237	$13,018	$292,004	$1,027,788
Ending balance: individually evaluated for impairment	$3,636	$—	$6,907	$31	$322	$—	$10,896
Ending balance: collectively evaluated for impairment	$180,735	$44,782	$428,505	$55,067	$12,696	$292,004	$1,013,789
Ending balance: acquired loans - PCI	$492	$—	$2,472	$139	$—	$—	$3,103

Loans by credit quality indicators as of March 31, 2018 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$178,151	$525	$2,520	$798	$181,994
Real estate – construction:
Construction lending	53,916	—	—	—	53,916
Consumer lot lending	7,195	580	—	—	7,775
Commercial, financial and agricultural:
Commercial real estate lending	293,273	2,541	4,057	2,060	301,931
Land acquisition and development lending	21,362	769	13,395	—	35,526
Builder line lending	29,573	—	—	—	29,573
Commercial business lending	56,874	16	213	29	57,132
Equity lines	52,937	462	207	839	54,445
Consumer	13,163	2	322	—	13,487
	$706,444	$4,895	$20,714	$3,726	$735,779

[1]	At March 31, 2018, the Corporation did not have any loans classified as Doubtful or Loss.

Included in the table above are loans purchased in connection with the acquisition of CVB of $41.52 million pass rated, $952,000 special mention, $1.88 million substandard and $146,000 substandard nonaccrual.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$291,763	$563	$292,326

Loans by credit quality indicators as of December 31, 2017 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$179,963	$1,235	$2,835	$830	$184,863
Real estate – construction:
Construction lending	41,449	—	—	—	41,449
Consumer lot lending	3,333	—	—	—	3,333
Commercial, financial and agricultural:
Commercial real estate lending	293,292	2,874	4,528	3,796	304,490
Land acquisition and development lending	24,253	—	15,591	—	39,844
Builder line lending	29,596	—	—	—	29,596
Commercial business lending	63,749	34	137	34	63,954
Equity lines	53,870	465	251	651	55,237
Consumer	12,693	3	322	—	13,018
	$702,198	$4,611	$23,664	$5,311	$735,784

[1]	At December 31, 2017, the Corporation did not have any loans classified as Doubtful or Loss.

Included in the table above are loans purchased in connection with the acquisition of CVB of $42.67 million pass rated, $1.09 million special mention, $1.98 million substandard and $161,000 substandard nonaccrual.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$291,240	$764	$292,004

NOTE 5: Shareholders’ Equity, Other Comprehensive Income and Earnings Per Share

Shareholders’ Equity

During the first three months of 2018 and 2017, no shares of the Corporation’s common stock were purchased under the share repurchase program authorized by the Corporation’s Board of Directors. The Corporation withheld 3,737 and 4,049 shares of its common stock from employees to satisfy tax withholding obligations arising upon the vesting of restricted shares during the first three months of 2018 and 2017, respectively.

Accumulated Other Comprehensive Loss

The following table presents the cumulative balances of the components of accumulated other comprehensive income, net of deferred taxes of $968,000 and $491,000 as of March 31, 2018 and December 31, 2017, respectively.

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Net unrealized (losses) gains on securities	$(1,371)	$638
Net unrecognized gains on cash flow hedges	281	124
Net unrecognized losses on defined benefit plan	(2,638)	(2,649)
Total accumulated other comprehensive loss	$(3,728)	$(1,887)

Earnings Per Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Net income	$3,892	$2,731

Weighted average number of shares used in earnings per share—basic	3,501,164	3,483,007
Effect of dilutive securities:
Stock option awards	—	316
Weighted average number of shares used in earnings per share—assuming dilution	3,501,164	3,483,323

The Corporation has applied the two-class method of computing basic and diluted EPS for each period presented because the Corporation’s unvested restricted shares outstanding contain rights to nonforfeitable dividends.  Accordingly, the weighted average number of shares used in the calculation of basic and diluted EPS includes both vested and unvested shares outstanding.

Potential shares that may be issued by the Corporation for its stock option awards are determined using the treasury stock method. Accordingly, anti-dilutive shares are not included in computing diluted earnings per share. There were no anti-dilutive stock options outstanding for the three months ended March 31, 2017. There were no stock options outstanding during the first quarter of 2018.

NOTE 6: Employee Benefit Plans

The components of net periodic benefit cost for the Bank’s non-contributory cash balance pension plan are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Components of net periodic benefit cost:
Service cost, included in salaries and employee benefits	$306	$282

Other components of net periodic pension cost:
Interest cost	133	138
Expected return on plan assets	(318)	(287)
Amortization of prior service cost	(15)	(15)
Recognized net actuarial loss	29	38
Other components of net periodic pension cost, included in other noninterest income	(171)	(126)

Net periodic benefit cost	$135	$156

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At March 31, 2018 and December 31, 2017, the Corporation's entire investment securities portfolio was comprised of securities available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are ICE Data Services (ICE) and Thomson Reuters Pricing Service (TRPS).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. ICE provides evaluated prices for the Corporation's obligations of states and political subdivisions category of securities.  ICE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  TRPS provides evaluated prices for the Corporation's U.S. government agencies and corporations and mortgage-backed categories of securities.  Fixed-rate callable securities of the U.S. government agencies and corporations category are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Fixed-rate securities issued by the Small Business Association in the U.S. government agencies and corporations category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics. Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to a relative mortgage-backed to-be-announced (TBA) or other benchmark price. TBA prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables.

Loans held for sale (LHFS).  Fair value of the Corporation’s LHFS is based on observable market prices for similar instruments traded in the secondary mortgage loan markets in which the Corporation conducts business. The Corporation's portfolio of LHFS is classified as Level 2.

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

Derivative asset (liability) – interest rate swaps on loans. The Corporation recognizes interest rate swaps at fair value.  The Corporation has contracted with a third party vendor to provide valuations for these interest rate swaps using standard valuation techniques. All of the Corporation’s interest rate swaps on loans are classified as Level 2.

Derivative asset (liability) - cash flow hedges. The Corporation recognizes cash flow hedges at fair value. The fair value of the Corporation’s cash flow hedges is determined using the discounted cash flow method.  All of the Corporation’s cash flow hedges are classified as Level 2.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis.

	March 31, 2018
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$15,903	$—	$15,903
Mortgage-backed securities	—	101,849	—	101,849
Obligations of states and political subdivisions	—	100,656	—	100,656
Total securities available for sale	—	218,408	—	218,408
Loans held for sale	—	39,654	—	39,654
Derivative asset - IRLC	—	1,264	—	1,264
Derivative asset - interest rate swaps on loans	—	1,897	—	1,897
Derivative asset - cash flow hedges	—	378	—	378
Total assets	$—	$261,601	$—	$261,601

Liabilities:
Derivative liability - interest rate swaps on loans	$—	$1,897	$—	$1,897
Total liabilities	$—	$1,897	$—	$1,897

	December 31, 2017
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$16,173	$—	$16,173
Mortgage-backed securities	—	97,058	—	97,058
Obligations of states and political subdivisions	—	105,745	—	105,745
Total securities available for sale	—	218,976	—	218,976
Loans held for sale	—	55,384	—	55,384
Derivative asset - IRLC	—	528	—	528
Derivative asset - interest rate swaps on loans	—	1,261	—	1,261
Derivative asset - cash flow hedges	—	166	—	166
Total assets	$—	$276,315	$—	$276,315

Liabilities:
Derivative liability - interest rate swaps on loans	$—	$1,261	$—	$1,261
Total liabilities	$—	$1,261	$—	$1,261

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

The following table presents the balances of assets measured at fair value on a non recurring basis.

	March 31, 2018
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$1,576	$1,576
Other real estate owned, net	—	—	168	168
Total	$—	$—	$1,744	$1,744

	December 31, 2017
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$3,438	$3,438
Other real estate owned, net	—	—	168	168
Total	$—	$—	$3,606	$3,606

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a non-recurring basis as of March 31, 2018:

	Fair Value Measurements at March 31, 2018
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Impaired loans, net	$1,576	Appraisals	Discount to reflect current market conditions and estimated selling costs	18% - 30%
Other real estate owned, net	168	Appraisals	Discount to reflect current market conditions and estimated selling costs	28%
Total	$1,744

Fair Value of Financial Instruments

FASB ASC 825, Financial Instruments, requires disclosure about fair value of financial instruments, including those financial assets and financial liabilities that are not required to be measured and reported at fair value on a recurring or nonrecurring basis. ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation. Additionally, in accordance with ASU 2016-01, which the Corporation adopted on January 1, 2018 on a prospective basis, the Corporation uses the exit price notion, rather than the entry price notion, in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The following tables reflect the carrying amounts and estimated fair values of the Corporation’s financial instruments whether or not recognized on the balance sheet at fair value.

	Carrying	Fair Value Measurements at March 31, 2018 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$148,048	$148,048	$—	$—	$148,048
Securities available for sale	218,408	—	218,408	—	218,408
Loans, net	992,505	—	—	973,502	973,502
Loans held for sale	39,654	—	39,654	—	39,654
Derivative asset - IRLC	1,264	—	1,264	—	1,264
Derivative asset - interest rate swaps on loans	1,897	—	1,897	—	1,897
Derivative asset - cash flow hedges	378	—	378	—	378
Bank-owned life insurance	15,684	—	15,684	—	15,684
Accrued interest receivable	7,189	7,189	—	—	7,189
Financial liabilities:
Demand deposits	$831,736	$831,736	$—	$—	$831,736
Time deposits	354,357	—	353,845	—	353,845
Borrowings	166,989	—	159,437	—	159,437
Derivative liability - interest rate swaps on loans	1,897	—	1,897	—	1,897
Accrued interest payable	845	845	—	—	845

	Carrying	Fair Value Measurements at December 31, 2017 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$119,423	$119,423	$—	$—	$119,423
Securities available for sale	218,976	—	218,976	—	218,976
Loans, net	992,062	—	—	983,620	983,620
Loans held for sale	55,384	—	55,384	—	55,384
Derivative asset - IRLC	528	—	528	—	528
Derivative asset - interest rate swaps on loans	1,261	—	1,261	—	1,261
Derivative asset - cash flow hedges	166	—	166	—	166
Bank-owned life insurance	15,589	—	15,589	—	15,589
Accrued interest receivable	7,589	7,589	—	—	7,589
Financial liabilities:
Demand deposits	$823,476	$823,476	$—	$—	$823,476
Time deposits	347,953	—	350,681	—	350,681
Borrowings	167,860	—	159,670	—	159,670
Derivative liability - interest rate swaps on loans	1,261	—	1,261	—	1,261
Accrued interest payable	838	838	—	—	838

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

NOTE 8: Business Segments

The Corporation operates in a decentralized fashion in three principal business segments: Retail Banking, Mortgage Banking and Consumer Finance. Revenues from Retail Banking operations consist primarily of interest earned on loans and investment securities and service charges on deposit accounts. Mortgage Banking operating revenues consist principally of gains on sales of loans in the secondary market, loan origination fee income and interest earned on mortgage loans held for sale. Revenues from Consumer Finance consist primarily of interest earned on purchased retail installment sales contracts.

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

	Three Months Ended March 31, 2018
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$13,160	$367	$10,849	$—	$(1,632)	$22,744
Gains on sales of loans	—	2,239	—	—	—	2,239
Other noninterest income	2,619	857	248	483	—	4,207
Total operating income	15,779	3,463	11,097	483	(1,632)	29,190
Expenses:
Provision for loan losses	—	—	3,300	—	—	3,300
Interest expense	1,617	143	2,165	283	(1,632)	2,576
Salaries and employee benefits	6,486	1,443	2,265	539	—	10,733
Other noninterest expenses	4,981	1,275	1,307	243	—	7,806
Total operating expenses	13,084	2,861	9,037	1,065	(1,632)	24,415
Income (loss) before income taxes	2,695	602	2,060	(582)	—	4,775
Income tax expense (benefit)	383	167	562	(229)	—	883
Net income (loss)	$2,312	$435	$1,498	$(353)	$—	$3,892
Total assets	$1,356,936	$54,516	$292,417	$5,066	$(184,009)	$1,524,926
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$572	$21	$28	$—	$—	$621

	Three Months Ended March 31, 2017
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$11,972	$316	$11,206	$—	$(1,473)	$22,021
Gains on sales of loans	—	1,943	—	—	—	1,943
Other noninterest income	2,624	1,087	232	384	—	4,327
Total operating income	14,596	3,346	11,438	384	(1,473)	28,291
Expenses:
Provision for loan losses	100	—	4,300	—	—	4,400
Interest expense	1,465	88	1,907	283	(1,473)	2,270
Salaries and employee benefits	6,359	1,483	2,412	539	—	10,793
Other noninterest expenses	4,443	1,279	1,253	201	—	7,176
Total operating expenses	12,367	2,850	9,872	1,023	(1,473)	24,639
Income (loss) before income taxes	2,229	496	1,566	(639)	—	3,652
Income tax expense (benefit)	407	199	624	(309)	—	921
Net income (loss)	$1,822	$297	$942	$(330)	$—	$2,731
Total assets	$1,305,717	$56,178	$301,506	$5,873	$(204,810)	$1,464,464
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$379	$194	$13	$11	$—	$597

The Retail Banking segment extends a warehouse line of credit to the Mortgage Banking segment, providing a portion of the funds needed to originate mortgage loans. The Retail Banking segment charges the Mortgage Banking segment interest at the daily FHLB advance rate plus 50 basis points. The Retail Banking segment also provides the Consumer Finance segment with a portion of the funds needed to purchase loan contracts by means of variable rate notes that carry interest at one-month LIBOR plus 200 basis points and fixed rate notes that carry interest rates ranging from 2.0 percent to 8.0 percent. The Retail Banking segment acquires certain residential real estate loans from the Mortgage Banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. Certain corporate overhead costs incurred by the Retail Banking segment are not allocated to the Mortgage Banking, Consumer Finance and Other segments.

NOTE 9: Commitments and Financial Instruments with Off-Balance-Sheet Risk

C&F Mortgage sells substantially all of the residential mortgage loans it originates to third-party counterparties (i.e., investors). As is customary in the industry, the agreements with these counterparties require C&F Mortgage to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the counterparties are entitled to make loss claims and repurchase requests of C&F Mortgage for loans that contain covered deficiencies. C&F Mortgage has obtained early payment default recourse waivers for a significant portion of its business. Recourse periods for early payment default for the remaining counterparties vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud or underwriting error do not have a stated time limit. C&F Mortgage maintains an indemnification reserve for potential claims made under these recourse provisions.  C&F Mortgage has adopted a reserve methodology whereby provisions are made to an expense account to fund a reserve maintained as a liability account on the balance sheet for potential losses. The loan performance data of sold loans is not made available to C&F Mortgage by the counterparties making the evaluation of potential losses inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. A schedule of expected losses on loans with claims or indemnifications is maintained to ensure the reserve is adequate to cover estimated losses. Often times, claims are not factually validated and they are rescinded. Once claims are validated and the actual or potential loss is agreed upon with the counterparties, the reserve is charged and a cash payment is made to settle the claim. The balance of the indemnification reserve has adequately provided for all claims in the three months ended March 31, 2018 and 2017. The following table presents the changes in the allowance for indemnification losses for the periods presented:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Allowance, beginning of period	$2,489	$2,303
Provision for indemnification losses	36	36
Payments	—	—
Allowance, end of period	$2,525	$2,339

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

IRLCs.  C&F Mortgage enters into IRLCs with customers to originate loans for which the interest rates are determined prior to funding. C&F Mortgage then mitigates interest rate risk on these IRLCs and loans held for sale by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of mortgage backed securities for loans to be delivered on a mandatory basis. At March 31, 2018, each loan held for sale by C&F Mortgage was subject to a forward sales agreement on a best efforts basis. The fair value of these derivative instruments is reported in “Other assets” in the Consolidated Balance Sheet.

The following tables summarize key elements of the Corporation’s derivative instruments as of March 31, 2018 and December 31, 2017, segregated by derivatives that are considered to be hedging instruments and those that are not:

	March 31, 2018
	Notional				Collateral
(Dollars in thousands)	Amount[1]	Positions	Assets[2]	Liabilities[2]	Pledged[3]
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$25,000	3	$378	$—	$—
Not designated as hedges:
Customer-related interest rate contracts:
Matched interest rate swaps with borrower	45,046	7	216	1,681	—
Matched interest rate swaps with counterparty	45,046	7	1,681	216	—
Other contracts:
Interest rate lock commitments	130,452	529	1,264	—	—

[1]	Notional amounts are not recorded on the balance sheet and are generally used only as a basis on which interest and other payments are determined.
[2]	Balances represent the fair value of derivative financial instruments.
[3]	Collateral pledged may be comprised of cash or securities.

	December 31, 2017
	Notional				Collateral
(Dollars in thousands)	Amount[1]	Positions	Assets[2]	Liabilities[2]	Pledged[3]
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$25,000	3	$166	$—	$—
Not designated as hedges:
Customer-related interest rate contracts:
Matched interest rate swaps with borrower	41,295	6	284	977	—
Matched interest rate swaps with counterparty	41,295	6	977	284	—
Other contracts:
Interest rate lock commitments	99,140	440	528	—	—

[1]	Notional amounts are not recorded on the balance sheet and are generally used only as a basis on which interest and other payments are determined.
[2]	Balances represent the fair value of derivative financial instruments.
[3]	Collateral pledged may be comprised of cash or securities.

NOTE 11: Other Noninterest Expenses

The following table presents the significant components in the statements of income line “Noninterest Expenses-Other.”

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Data processing service and maintenance contracts	$776	$649
Professional fees	739	706
Data processing fees	717	609
Marketing and advertising expenses	460	365
Travel and educational expenses	371	286
Telecommunication expenses	346	330
Interchange expense	334	249
All other noninterest expenses	2,032	2,011
Total other noninterest expenses	$5,775	$5,205

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to: statements regarding future financial performance; strategic business initiatives including the expansion of the indirect lending program to include boats and recreational vehicles (RVs); development of our digital platform; liquidity and capital levels; net interest margin compression; the effect of future market and industry trends including competitive trends in the non-prime consumer finance markets, the Corporation’s and each business segment’s loan portfolio; and business prospects related to each segment’s loan portfolio; asset quality and adequacy of the allowance for loan losses and the level of future charge-offs; trends regarding asset quality and related expenses; the effects of future interest rate levels and fluctuations; the amount and timing of accretion associated with the fair value accounting adjustments recorded in connection with the 2013 acquisition of Central Virginia Bankshares, Inc. (CVBK); adequacy of the allowance for indemnification losses; levels of noninterest income and expense; interest rates and yields including possible future rising interest rate environments; the deposit portfolio including trends in deposit maturities and rates; interest rate sensitivity; market risk; regulatory developments; monetary policy implemented by the Federal Reserve Board of Governors of the Federal Reserve Bank (the Federal Reserve Board) including changes to the federal funds rate; capital requirements; growth strategy; hedging strategy; and, financial and other goals. These statements may address issues that involve estimates and assumptions made by management, management’s current beliefs, and risks and uncertainties. These statements are inherently uncertain and there can be no assurance that the underlying estimates, assumptions or beliefs will be proven to be accurate.  Actual results could differ materially from historical results or those anticipated or implied by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

•	interest rates, such as increases in the Federal Funds rate

•	general business conditions, as well as conditions within the financial markets

•	general economic conditions, including unemployment levels

•

the legislative/regulatory climate with respect to financial institutions, including the Dodd-Frank Act and regulations promulgated thereunder, the Consumer Financial Protection Bureau (CFPB) and the regulatory and enforcement activities of the CFPB and the application of the Basel III capital standards to the Corporation and the Bank

•	the effect of the Tax Cuts and Jobs Act (the Act) and changes in the effect of the Act due to issuance of interpretive regulatory guidance or enactment of corrective or supplemental legislation

•

monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Federal Reserve Board, and the effect of these policies on interest rates and business in our markets

•	the value of securities held in the Corporation’s investment portfolios

•	demand for loan products

•	the quality or composition of the loan portfolios and the value of the collateral securing those loans

•	the commercial and residential real estate markets

•	the inventory level and pricing of new and used automobiles, including sales prices of repossessed vehicles

•	the level of net charge-offs on loans and the adequacy of our allowance for loan losses

•	deposit flows

•	demand in the secondary residential mortgage loan markets

•	the level of indemnification losses related to mortgage loans sold

•	the strength of the Corporation’s counterparties and the economy in general

•	competition from both banks and non-banks, including competition in the non-prime automobile finance markets

•	demand for financial services in the Corporation’s market area

•	the Corporation's branch and market expansions and technology initiatives

•	reliance on third parties for key services

•	the Bank’s product offerings

•	accounting principles, policies and guidelines, and elections made by the Corporation thereunder

These risks and uncertainties, and the risks discussed in more detail in Item 1A, "Risk Factors", of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2017, should be considered in evaluating the forward-looking statements contained herein. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report.  We undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date on which the statement was made, except as otherwise required by law.

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

Allowance for Indemnifications: The allowance for indemnifications is established through charges to earnings in the form of a provision for indemnifications, which is included in other noninterest expenses. A loss is charged against the allowance for indemnifications when a purchaser of a loan (investor) sold by C&F Mortgage incurs a validated indemnified loss due to borrower misrepresentation, fraud, early default, or underwriting error. The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses arising from valid indemnification requests for loans that have been sold by C&F Mortgage. Management’s judgment in determining the level of the allowance is based on the volume of loans sold, historical experience, current economic conditions and information provided by investors. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The Corporation accounts for purchased performing loans using the contractual cash flows method of recognizing discount accretion based on the acquired loans' contractual cash flows. Purchased performing loans are recorded at fair value, including a credit discount. The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for purchased performing loans. A provision for loan losses may be required for any deterioration in these loans in future periods.

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

Derivative Financial Instruments:  The Corporation uses derivatives primarily to manage risk associated with changing interest rates and to assist customers with their risk management objectives. The Corporation’s derivative financial instruments may include (1) interest rate lock commitments (IRLCs) on mortgage loans that will be held for sale and the related forward sales commitments, (2) interest rate swaps with certain qualifying commercial loan customers and dealer counterparties and (3) interest rate swaps that qualify as cash flow hedges of the Corporation’s trust preferred capital notes. The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheet.  Because the IRLCs, forward sales commitments and interest rate swaps with loan customers and dealer counterparties are classified as free standing derivatives, adjustments to reflect unrealized gains and losses resulting from changes in fair value of these instruments are reported in the income statement. The effective portion of the gain or loss on the Corporation’s cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and is reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.

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

For further information concerning accounting policies, refer to Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 1: Summary of Significant Accounting Policies” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2017.

OVERVIEW

Our primary financial goals are to maximize the Corporation’s earnings and to deploy capital in profitable growth initiatives that will enhance long-term shareholder value. We track three primary financial performance measures in order to assess the level of success in achieving these goals: (i) return on average assets (ROA), (ii) return on average equity (ROE), and (iii) growth in earnings.  In addition to these financial performance measures, we track the performance of the Corporation’s three principal business segments: Retail Banking, Mortgage Banking, and Consumer Finance.  We also actively manage our capital through growth, dividends and share repurchases, while considering the need to maintain a strong regulatory capital position.

Financial Performance Measures

Net income for the Corporation was $3.9 million for the first quarter of 2018, or $1.11 per common share assuming dilution, compared with net income of $2.7 million for the first quarter of 2017, or $0.78 per common share assuming dilution.

The Corporation’s annualized ROE and ROA were 11.05 percent and 1.04 percent, respectively, for the first quarter of 2018, compared to 7.86 percent and 0.76 percent, respectively, for the first quarter of 2017. The increases in ROE and ROA for the first quarter of 2018, compared to the first quarter of 2017, resulted from higher earnings.

Principal Business Segments

An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in the section “Results of Operations.”

Retail Banking: The retail banking segment reported net income of $2.3 million for the first quarter of 2018, compared to net income of $1.8 million for the first quarter of 2017.

Positive factors influencing net income of the retail banking segment for the first quarter of 2018 included: (1) the effect of loan growth on interest income, as average loans at C&F Bank increased $38.2 million or 5.5 percent during the first quarter of 2018 over the first quarter of 2017, (2) higher net accretion of acquisition accounting adjustments,  (3) a decline in the provision for loan losses attributable to the improvement in nonperforming assets and (4) a lower corporate income tax rate beginning January 1, 2018. Partially offsetting these factors were (1) a decline in the yield on the investment portfolio due to the reinvestment of proceeds from higher-yielding matured and called securities in securities with relatively lower rates and (2) higher operating expenses associated with enhancing C&F Bank’s technology infrastructure, expanding its product offerings and promoting brand awareness.

The first quarter results for 2018 and 2017 for the retail banking segment included the acquisition accounting adjustments recorded in connection with the 2013 acquisition of CVB. The net accretion attributable to these adjustments was $829,000 ($655,000 net of taxes) for the first quarter of 2018, compared to $324,000 ($214,000 net of taxes) for the first quarter of 2017. The increase in 2018 was due to higher accretion of the acquisition discount on purchased credit impaired loans resulting from pay-offs.

C&F Bank’s total nonperforming assets were $3.9 million at March 31, 2018, compared to $5.4 million at December 31, 2017. Nonperforming assets at March 31, 2018 consisted primarily of $3.7 million in nonaccrual loans, compared to $5.3 million at December 31, 2017. The decline in nonaccrual loans during the first quarter of 2018 resulted primarily from a partial repayment of one commercial relationship from the sale of a portion of the collateral.

Mortgage Banking:  The mortgage banking segment reported net income of $435,000 for the first quarter of 2018, compared to net income of $297,000 for the first quarter of 2017.

Positive factors influencing net income of the mortgage banking segment for the first quarter of 2018 included a 2.0 percent increase in loan production, coupled with an increase in sales margins, which resulted in higher gains on sales of loans. The amount of loan originations during the first quarter of 2018 for refinancings and home purchases were $24.5 million and $119.4 million, respectively, compared to $22.6 million and $118.5 million, respectively, for the first quarter of 2017.

Consumer Finance:  The consumer finance segment reported net income of $1.5 million for the first quarter of 2018, compared to net income of $942,000 for the first quarter of 2017.

Positive factors influencing net income of the consumer finance segment for the first quarter of 2018 included: (1) a $1.0 million decline in the provision for loan losses, (2) lower personnel and operating expenses resulting from underwriting efficiencies and the purchase of loans with higher credit metrics and (3) a lower corporate income tax rate beginning January 1, 2018. Partially offsetting these factors were (1) lower interest income attributable to a decline in average loans and (2) net interest margin compression attributable to (a) lower loan yields resulting from competition in the non-prime automobile loan business and the acquisition of loan contracts with higher credit metrics and (b) higher-cost variable-rate borrowings resulting from increases in short-term interest rates since the first quarter of 2017.

The annualized net charge-off ratio for the first quarter of 2018 was 4.69 percent, compared to 6.87 percent for the fourth quarter of 2017 and 6.07 percent for the first quarter of 2017. The decline reflects a lower number of charge-offs during the first quarter of 2018. Management believes the lower number of charge-offs is indicative of overall improvement in the credit quality of the portfolio in the first quarter of 2018. However, if factors influencing the consumer finance segment result in a higher net charge-off ratio in the future, or if the consumer finance segment’s loan portfolio should grow, the segment may need to increase the level of its allowance for loan losses, which would negatively affect future earnings.

During the first quarter of 2018, C&F Finance Company began the expansion of its indirect lending programs to include prime contracts for boats and RVs, which are priced at rates lower than its non-prime automobile portfolio because of their reduced credit risk. While these lower-yielding loans contribute to net interest margin compression, this effect is mitigated by a lower allowance for loan losses and provisions for loan losses than the consumer finance segment’s non-prime automobile loans.

Other Segments:  Other segments, which principally includes the Corporation’s holding company operations and wealth management subsidiary, reported an aggregate net loss of $353,000 for the first quarter of 2018, compared to a net loss of $330,000 for the first quarter of 2017.  The higher net loss during the first quarter of 2018, compared to the first quarter of 2017, included higher operating expenses at the holding company, which were offset in part by higher earnings at the Corporation’s wealth management subsidiary.

Capital Management. Total shareholders' equity was $142.7 million at March 31, 2018, compared to $141.7 million at December 31, 2017. Capital growth resulted primarily from earnings for the first quarter of 2018, which was offset in part by dividends declared of 34 cents per share during the first quarter of 2018 and an increase in unrealized holding losses on securities available for sale, which is a component of accumulated other comprehensive loss. The first quarter dividend was paid on April 1, 2018 and equated to a payout ratio of 30.6 percent of first quarter earnings per share. The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital requirements and expected future earnings.

The Corporation has a share repurchase program for the Corporation’s outstanding common stock (the Repurchase Program) to purchase up to $5.0 million of the Corporation’s common stock.  As of March 31, 2018, the Corporation had not used any of this authority and remained authorized to purchase up to $5.0 million of the Corporation’s common stock under the Repurchase Program. For more information about the Repurchase Program, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” under the heading “Issuer Purchases of Equity Securities” in this Quarterly Report on Form 10-Q.

On April 18, 2018, the Corporation announced the reauthorization of the Repurchase Program under which the Corporation may purchase up to $5.0 million of the Corporation’s common stock through May 31, 2019.

RESULTS OF OPERATIONS

The following table presents the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three months ended March 31, 2018 and 2017.  Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Accretion and amortization of fair value purchase adjustments are included in the computation of yields on loans and investments and on the cost of borrowings acquired in connection with the purchase of CVBK. The CVBK accretion contributed approximately 35 basis points to the yield on loans and 26 basis points to both the yield on interest earning assets and the net interest margin for the first quarter of 2018, compared to approximately 20 basis points to the yield on loans and 15 basis points to both  the yield on interest earning assets and the net interest margin for the first quarter of 2017. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis, which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid using the federal corporate income tax rate of 21 percent that was applicable for the first quarter of 2018 and 34 percent that was applicable for the first quarter of 2017.

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended March 31,
	2018			2017
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$133,935	$748	2.24%	$107,099	$581	2.17%
Tax-exempt	89,776	906	4.03	104,946	1,307	4.98
Total securities	223,711	1,654	2.96	212,045	1,888	3.56
Total loans	1,059,149	20,824	7.97	1,025,074	20,382	8.06
Interest-bearing deposits in other banks	128,031	464	1.47	107,092	209	0.79
Total earning assets	1,410,891	22,942	6.59	1,344,211	22,479	6.77
Allowance for loan losses	(35,781)			(36,483)
Total non-earning assets	127,485			133,375
Total assets	$1,502,595			$1,441,103

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing demand deposits	$229,220	$185	0.33%	$226,153	$123	0.22%
Money market deposit accounts	223,961	157	0.28	217,836	143	0.27
Savings accounts	114,033	22	0.08	106,117	21	0.08
Certificates of deposit, $100 or more	172,498	521	1.22	159,997	410	1.04
Other certificates of deposit	179,602	435	0.98	182,134	438	0.98
Total time and savings deposits	919,314	1,320	0.58	892,237	1,135	0.52
Borrowings	166,769	1,256	3.01	164,747	1,135	2.80
Total interest-bearing liabilities	1,086,083	2,576	0.96	1,056,984	2,270	0.87
Demand deposits	249,100			220,732
Other liabilities	26,541			24,381
Total liabilities	1,361,724			1,302,097
Shareholders’ equity	140,871			139,006
Total liabilities and shareholders’ equity	$1,502,595			$1,441,103
Net interest income		$20,366			$20,209
Interest rate spread			5.63%			5.90%
Interest expense to average earning assets (annualized)			0.74%			0.69%
Net interest margin (annualized)			5.85%			6.09%

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

TABLE 2: Rate-Volume Recap

	Three Months Ended March 31, 2018 from 2017
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$(1,231)	$1,673	$442
Securities:
Taxable	18	149	167
Tax-exempt	(229)	(172)	(401)
Interest-bearing deposits in other banks	208	47	255
Total interest income	(1,234)	1,697	463
Interest expense:
Time and savings deposits:
Interest-bearing demand deposits	60	2	62
Money market deposit accounts	9	5	14
Savings accounts	(3)	4	1
Certificates of deposit, $100 or more	77	34	111
Other certificates of deposit	7	(10)	(3)
Total time and savings deposits	150	35	185
Borrowings	104	17	121
Total interest expense	254	52	306
Change in net interest income	$(1,488)	$1,645	$157

Net interest income, on a taxable-equivalent basis, for the three months ended March 31, 2018 was $20.4 million, compared to $20.2 million for the three months ended March 31, 2017. Annualized net interest margin decreased 24 basis points to 5.85 percent for the first quarter of 2018, relative to the same period in 2017. The net interest margin declines resulted from an 18 basis points decline in the yield on interest-earning assets coupled with a nine basis points increase in the cost of interest-bearing liabilities for the first quarter of 2018, compared to the same period in 2017.  The decline in yield on interest-earning assets for the first quarter of 2018 was primarily attributable to decreases in the yields on the loan and investment securities portfolios. The decrease in the net interest margin was offset in part by average earning asset growth of $66.7 million for the first quarter of 2018, over the first quarter of 2017.

Average loans, which includes both loans held for investment and loans held for sale, increased $34.1 million to $1.06 billion for the first quarter of 2018, compared to the same period in 2017. Average loans held for investment of the retail banking segment increased $38.2 million, or 5.5 percent, for the first quarter of 2018, compared to the same period in 2017.  Average loans at the retail banking segment increased for the first quarter of 2018 because of growth in the commercial real estate and real estate mortgage segments of the loan portfolio, which was driven by the continued strong loan demand in the real estate development and construction sectors of our markets. Average loans held for investment at the consumer finance segment decreased $6.9 million, or 2.3 percent, during the first quarter of 2018, compared to the same period in 2017,  as a result of competition within the nonprime automobile finance industry.    Average loans held for sale increased  $2.6 million, or 8.6 percent for the first quarter of 2018, compared to the same period in 2017.

The overall yield on average loans decreased 9 basis points to 7.97 percent for the first quarter of 2018, compared to the same period of 2017. The decrease in the average loan yield was due to (1) the increased composition within the loan portfolio of lower-yielding loans at the Retail Banking segment relative to the higher-yielding loans at the Consumer Finance segment and (2) the decline in the average yield on loans at the Consumer Finance segment due to the continued competitive pressure on loan pricing strategies and the purchase of loan contracts with higher credit quality metrics, but lower yields.

Average securities available for sale increased $11.7 million for the first quarter of 2018, compared to the same period in 2017. However, the average yield on the securities portfolio decreased 60 basis points for the first quarter of 2018, compared to the same period in 2017, due to the decrease in corporate tax rates as a result of the Act, which reduced the tax equivalent yield on tax-exempt bonds, which was offset in part by a slight increase in the average yield on mortgage-backed securities.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the Federal Reserve Bank, increased $20.9 million during the first quarter of 2018, compared to the same period in 2017. The increase during the first quarter of 2018 resulted from lower loan funding requirements at the Consumer Finance segment, coupled with customer deposit growth exceeding loan growth at the Retail Banking segment. The average yield on these overnight funds increased 68 basis points for the first quarter of 2018, because of the Federal Reserve Bank’s increases in the interest rate on excess cash reserve balances from 0.75 percent in December 2016 to 1.50 percent by the end of the first quarter of 2018.

Average interest-bearing time deposits increased $10.0 million for the first quarter of 2018,  and average savings and interest-bearing demand deposits increased $17.1 million for the first quarter of 2018, in each case compared to the first quarter of 2017.  Although interest rates have risen since March 31, 2017, the increase in the average cost of interest-bearing deposits was only six basis points during the first quarter of 2018 because growth in lower-cost non-term interest-bearing deposits exceeded growth in higher-cost time deposits and the repricing of deposit accounts lagged market interest rate increases.

Average borrowings increased $2.0 million for the first quarter of 2018, compared to the same period in 2017. The increase resulted from fluctuations in repurchase agreements with commercial deposit customers. The average cost of borrowings increased 21 basis points during the first quarter of 2018, compared to the same period in 2017, because of increases in short-term interest rates, to which variable-rate borrowing at the Consumer Finance segment is indexed.

The Corporation believes that it may be challenging to maintain the net interest margin at its current level, even with the projected loan growth at the Bank during 2018, because of (i) the potential for further increases in short-term interest rates, which may drive increases in the cost of customer deposits, (ii) lower yields on consumer finance automobile loans resulting from continued market competition and growth in lower-yielding higher-quality loans (including boat and RV loans) and (iii) anticipated increases in short-term interest rates, which will trigger higher-costing variable-rate borrowings of the Consumer Finance segment.

Noninterest Income

TABLE 3: Noninterest Income

	Three Months Ended March 31, 2018
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$2,239	$—	$—	$2,239
Service charges on deposit accounts	1,049	—	—	—	1,049
Other service charges and fees	307	751	2	—	1,060
Net gains on calls and sales of available for sale securities	5	—	—	—	5
Wealth management services income	—	—	—	425	425
Interchange income	906	—	—	—	906
Other income	352	106	246	58	762
Total noninterest income	$2,619	$3,096	$248	$483	$6,446

	Three Months Ended March 31, 2017
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$1,943	$—	$—	$1,943
Service charges on deposit accounts	1,069	—	—	—	1,069
Other service charges and fees	293	900	2	—	1,195
Net gains on calls and sales of available for sale securities	1	—	—	—	1
Wealth management services income	—	—	—	322	322
Interchange income	851	—	—	—	851
Other income	410	187	230	62	889
Total noninterest income	$2,624	$3,030	$232	$384	$6,270

Total noninterest income increased $176,000, or 2.8 percent, in the first quarter of 2018, compared to the same period in 2017 primarily due to increased (1) gains on sales of loans at the mortgage banking segment because of higher loan production and an increase in margin on sold loans, (2) debit card interchange income at the retail banking segment and (3) wealth management services income at C&F Wealth Management. These increases were partially offset by decreased (1) ancillary loan origination fees at the mortgage banking segment and (2) fair value adjustments associated with the Corporation’s non qualified deferred compensation plan.

Noninterest Expense

TABLE 4: Noninterest Expense

	Three Months Ended March 31, 2018
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$6,486	$1,443	$2,265	$539	$10,733
Occupancy expense	1,343	471	203	14	2,031
Other expenses:
Data processing	1,491	15	310	11	1,827
Other expenses	2,147	789	794	218	3,948
Total noninterest expense	$11,467	$2,718	$3,572	$782	$18,539

	Three Months Ended March 31, 2017
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$6,359	$1,483	$2,412	$539	$10,793
Occupancy expense	1,256	495	203	17	1,971
Other expenses:
Data processing	1,188	1	297	—	1,486
Other expenses	1,999	783	753	184	3,719
Total noninterest expense	$10,802	$2,762	$3,665	$740	$17,969

Total noninterest expenses increased $570,000, or 3.2 percent, in the first quarter of 2018, compared to the same period in 2017. The increase in noninterest expenses resulted primarily from higher operating costs at C&F Bank attributable to  increased personnel associated with the Bank's new retail branch in Charlottesville, Virginia and commercial lending programs, higher data processing expenses associated with enhancing the technology infrastructure and expanding its digital product offerings and marketing expenses associated with promoting brand awareness.

Income Taxes

Income tax expense for the first quarter of 2018 was $883,000 resulting in an effective tax rate of 18.5 percent, compared with $921,000, or an effective tax rate of 25.2 percent, for the first quarter of 2017. The lower effective tax rate in the first quarter of 2018 resulted from the reduction in the corporate income tax rate from 35 percent to 21 percent beginning January 1, 2018, the benefit of which was offset in part by lower tax savings on tax-exempt investment securities income during the first quarter of 2018 due to the lower income tax rate, coupled with a decline in the average balance of tax-exempt securities.

ASSET QUALITY

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. Table 5 summarizes the allowance activity for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Balance, beginning of period	$35,726	$37,066
Provision for loan losses:
Retail Banking segment	—	100
Mortgage Banking segment	—	—
Consumer Finance segment	3,300	4,300
Total provision for loan losses	3,300	4,400
Loans charged off:
Real estate—residential mortgage	—	(5)
Real estate—construction[1]	—	—
Commercial, financial and agricultural[2]	(2)	(153)
Equity lines	—	—
Consumer	(71)	(62)
Consumer finance	(4,583)	(5,678)
Total loans charged off	(4,656)	(5,898)
Recoveries of loans previously charged off:
Real estate—residential mortgage	22	14
Real estate—construction[1]	—	—
Commercial, financial and agricultural[2]	5	7
Equity lines	—	—
Consumer	48	41
Consumer finance	1,155	1,104
Total recoveries	1,230	1,166
Net loans charged off	(3,426)	(4,732)
Balance, end of period	$35,600	$36,734
Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking	—%	0.09%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance[3]	4.69%	6.07%

1Includes the Corporation’s real estate construction lending and consumer real estate lot lending.

2Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

3The consumer finance loan portfolio purchased during the second quarter of 2015 had the effect of decreasing the annualized net charge-off ratio by five basis points for the first quarter of 2018 and increasing the annualized net charge-off ratio by 23 basis points for the first quarter of 2017, respectively.

Table 6 presents the allocation of the allowance for loan losses at March 31, 2018 and December 31, 2017.

TABLE 6: Allocation of Allowance for Loan Losses

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,377	$2,371
Real estate—construction [1]	856	605
Commercial, financial and agricultural [2]	7,243	7,478
Equity lines	688	688
Consumer	211	231
Consumer finance	24,225	24,353
Total allowance for loan losses	$35,600	$35,726
Ratio of loans to total period-end loans:
Real estate—residential mortgage	18%	19%
Real estate—construction [1]	6	4
Commercial, financial and agricultural [2]	41	43
Equity lines	5	5
Consumer	1	1
Consumer finance	29	28
	100%	100%

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

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

•	Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

TABLE 7: Credit Quality Indicators

Loans by credit quality indicators as of March 31, 2018 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$178,151	$525	$2,520	$798	$181,994
Real estate – construction [2]	61,111	580	—	—	61,691
Commercial, financial and agricultural [3]	401,082	3,326	17,665	2,089	424,162
Equity lines	52,937	462	207	839	54,445
Consumer	13,163	2	322	—	13,487
	$706,444	$4,895	$20,714	$3,726	$735,779

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$291,763	$563	$292,326

[1]	At March 31, 2018, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Included in the table above are loans purchased in connection with the acquisition of CVB of $41.5 million pass rated, $952,000 special mention, $1.9 million substandard and $146,000 substandard nonaccrual.

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

Table 8 summarizes nonperforming assets at March 31, 2018 and December 31, 2017.

TABLE 8: Nonperforming Assets

Retail Banking Segment

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Loans, excluding purchased loans	$687,967	$686,605
Purchased performing loans[1]	41,611	42,793
Purchased credit impaired loans[1]	2,883	3,103
Total loans	$732,461	$732,501

Nonaccrual loans	$3,542	$5,111
Purchased performing-nonaccrual loans[2]	145	161
Total nonaccrual loans[3]	3,687	5,272
OREO[4]	168	168
Total nonperforming assets[5]	$3,855	$5,440

Accruing loans past due for 90 days or more[6]	$345	$306
Troubled debt restructurings (TDRs)[3]	$7,833	$9,748
Purchased performing TDRs[7]	$1,141	$1,148
Allowance for loan losses (ALL)	$10,777	$10,775
Nonperforming assets to total loans and OREO	0.53%	0.74%
ALL to total loans, excluding purchased credit impaired loans[8]	1.48	1.48
ALL to total nonaccrual loans	292.30	204.38

[1]

The loans acquired from CVB are tracked in two separate categories – “purchased performing” and “purchased credit impaired.” The remaining discount for the purchased performing loans was $2.2 million at March 31, 2018 and $2.3 million at December 31, 2017. The remaining discount for the purchased credit impaired loans was $9.2 million at March 31, 2018 and $9.8 million at December 31, 2017.

[2]	Purchased performing-nonaccrual loans are presented net of the remaining interest and credit marks totaling $137 thousand at March 31, 2018 and $137 thousand at December 31, 2017.
[3]	Nonaccrual loans include nonaccrual TDRs of $2.1 million at March 31, 2018 and $3.9 million at December 31, 2017.
[4]	OREO is recorded at its estimated fair value less estimated cost to sell.
[5]

As required by acquisition accounting, purchased credit impaired loans that were considered nonaccrual and TDRs prior to the acquisition lose these designations and are not included in post-acquisition nonperforming assets as presented in this table.

[6]	Accruing loans past due for 90 days or more include purchased credit impaired loans of $157 thousand as of March 31, 2018 and $90 thousand as of December 31, 2017.
[7]	Accruing purchased performing TDRs are presented net of the remaining interest and credit marks totaling $16 thousand at March 31, 2018 and $18 thousand at December 31, 2017.
[8]

For the purpose of calculating this ratio, purchased performing loans are included in total loans. Purchased performing loans were marked to fair value on acquisition date; therefore, no allowance for loan losses was recorded at the acquisition date for these loans.

Mortgage Banking Segment

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Nonaccrual loans	$39	$39
Total loans	$3,318	$3,283
ALL	$598	$598
Nonaccrual loans to total loans	1.18%	1.19%
ALL to total loans	18.02	18.22
ALL to nonaccrual loans	15.33	15.33

Consumer Finance Segment

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Nonaccrual loans	$563	$764
Accruing loans past due for 90 days or more	$—	$—
Repossessed assets	$290	$250
Total loans	$292,326	$292,004
ALL	$24,225	$24,353
Nonaccrual consumer finance loans to total consumer finance loans	0.19%	0.26%
ALL to total consumer finance loans[1]	8.29	8.34

[1]

The consumer finance loan portfolio purchased during the second quarter of 2015 had the effect of decreasing the allowance for loan losses to total loans ratio by four basis points at March 31, 2018 and six basis points at December 31, 2017.

Nonperforming assets of the retail banking segment totaled $3.9 million at March 31, 2018, compared to $5.4 million at December 31, 2017. Nonperforming assets at March 31, 2018 consisted primarily of $3.7 million in nonaccrual loans, compared to $5.3 million at December 31, 2017. The decline in nonaccrual loans during the first quarter of 2018 resulted primarily from a partial repayment of one commercial relationship from the sale of a portion of the collateral.

The allowance for loan losses as a percentage of total loans, excluding PCI loans, at March 31, 2018 was maintained at 1.48 percent, compared to December 31, 2017.  We believe that the current level of the allowance for loan losses at the Retail Banking segment is adequate to absorb probable losses inherent in the loan portfolio, based on the relevant history of charge-offs and recoveries, current economic conditions, overall portfolio quality and review of specifically criticized loans. If loan concentrations within the retail banking segment’s loan portfolio result in higher credit risk or if economic conditions deteriorate in future periods, a higher level of nonperforming loans may be experienced, which may then require a higher provision for loan losses.

Nonaccrual loans at the Consumer Finance segment were $563,000 at March 31, 2018, compared to $764,000 at December 31, 2017. Nonaccrual consumer finance loans remain low relative to the allowance for loan losses and the total consumer finance loan portfolio because the Consumer Finance segment generally initiates repossession of loan collateral once a loan becomes more than 60 days delinquent.  Repossessed vehicles of the Consumer Finance segment are classified as other assets and consist only of vehicles the Corporation has the legal right to sell.  Prior to the reclassification from loans to repossessed vehicles, the difference between the carrying amount of each loan and the fair value of each vehicle (i.e. the deficiency) is charged against the allowance for loan losses. At March 31, 2018, repossessed vehicles available for sale totaled $290,000, compared to $250,000 at December 31, 2017 and $417,000 at March 31, 2017.

The Consumer Finance segment’s allowance for loan losses decreased $128,000 to $24.2 million at March 31, 2018 from $24.4 million at December 31, 2017, and its provision for loan losses decreased $1.0 million for the first quarter of 2018, compared to the same period in 2017. The decrease in the allowance and the lower provision resulted from an overall improvement in the credit quality of the portfolio in the first quarter of 2018. Delinquent loans as a percentage of total loans decreased to 3.31 percent at March 31, 2018 from 5.17 percent at December 31, 2017. The annualized net charge-off ratio for the first quarter of 2018 decreased to 4.69 percent from 6.87 percent for the first quarter of 2017 because of the lower number of charge-offs during the first quarter of 2018. The allowance for loan losses as a percentage of loans decreased to 8.29 percent at March 31, 2018, compared to 8.34 percent at December 31, 2017. We believe that the current level of the allowance for loan losses at the Consumer Finance segment is adequate to absorb probable losses inherent in the loan portfolio.

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

TABLE 9: Impaired Loans

Impaired loans, which consisted solely of TDRs, and the related allowance at March 31, 2018, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,724	$1,712	$1,908	$208	$3,683	$43
Commercial, financial and agricultural:
Commercial real estate lending	5,243	2,751	2,219	667	5,943	39
Commercial business lending	37	31	—	—	31	—
Equity lines	32	31	—	—	32	—
Consumer	321	—	322	7	321	3
Total	$9,357	$4,525	$4,449	$882	$10,010	$85

Impaired loans, which consisted solely of TDRs, and the related allowance at December 31, 2017, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,745	$1,603	$2,033	$214	$3,743	$184
Commercial, financial and agricultural:
Commercial real estate lending	6,981	2,841	4,031	615	7,818	168
Commercial business lending	41	35	—	—	45	—
Equity lines	32	31	—	—	32	2
Consumer	321	322	—	—	321	13
Total	$11,120	$4,832	$6,064	$829	$11,959	$367

TDRs at March 31, 2018 and December 31, 2017 were as follows:

TABLE 10: Troubled Debt Restructurings

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Accruing TDRs	$6,838	$7,015
Nonaccrual TDRs[1]	2,136	3,881
Total TDRs[2]	$8,974	$10,896

[1]	Included in nonaccrual loans in Table 8: Nonperforming Assets.
[2]	Included in impaired loans in Table 9: Impaired Loans.

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

FINANCIAL CONDITION

At March 31, 2018, the Corporation had total assets of $1.5 billion, which was an increase of $23.0 million since December 31, 2017. The increase resulted primarily from deposit growth, coupled with a decline in loans held for sale, which resulted in  an increase in excess liquidity.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total loans held for investment at the dates indicated.

TABLE 11: Summary of Loans Held for Investment

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate—residential mortgage	$181,994	18%	$184,863	18%
Real estate—construction [1]	61,691	6	44,782	4
Commercial, financial, and agricultural [2]	424,162	41	437,884	43
Equity lines	54,445	5	55,237	5
Consumer	13,487	1	13,018	1
Consumer finance	292,326	29	292,004	29
Total loans	1,028,105	100%	1,027,788	100%
Less allowance for loan losses	(35,600)		(35,726)
Total loans, net	$992,505		$992,062

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Investment Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At March 31, 2018 and December 31, 2017, all securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 12: Securities Available for Sale

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$15,903	7%	$16,173	8%
Mortgage-backed securities	101,849	47	97,058	44
Obligations of states and political subdivisions	100,656	46	105,745	48
Total available for sale securities at fair value	$218,408	100%	$218,976	100%

For more information about the Corporation's securities available for sale, including information about securities in an unrealized loss position at March 31, 2018 and December 31, 2017, see Part I, Item 1, "Financial Statements" under the heading "Note 2: Securities" in this Quarterly Report on Form 10-Q.

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first quarter of 2018, deposits increased $14.7 million to $1.19 billion at March 31, 2018, compared to $1.17 billion at December 31, 2017. This increase resulted primarily from a $19.5 million increase in noninterest-bearing demand deposits and a $6.4 million increase in time deposits. Partially offsetting this increase was an $11.2 million decrease in savings and interest-bearing demand deposits resulting primarily from the cyclical decline in municipal deposits.

The Corporation had $3.1 million in brokered money market deposits outstanding at March 31, 2018. The source of these brokered deposits is uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Borrowings

Borrowings decreased to $167.0 million at March 31, 2018 from $167.9 million at December 31, 2017 as a result of fluctutations in repurchase arrangements with commercial deposit customers.

Off-Balance Sheet Arrangements

As of March 31, 2018, there have been no material changes to the off-balance sheet arrangements disclosed in Part II, Item 7, "Management's Discussion and Analysis," under the heading "Off-Balance-Sheet Arrangements" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2017.

Contractual Obligations

As of March 31, 2018, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in Part II, Item 7, "Management's Discussion and Analysis," under the heading "Contractual Obligations" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2017.

The Corporation uses derivatives to manage exposure to interest rate risk through the use of interest rate swaps. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts.

The Corporation has interest rate swaps that qualify as cash flow hedges. The Corporation’s cash flow hedges effectively modify the Corporation’s exposure to interest rate risk by converting variable rates of interest on $15.0 million and $10.0 million of the Corporation’s trust preferred capital notes to fixed rates of interest until December 2019 and September 2020, respectively. The cash flow hedges’ total notional amount is $25.0 million. At March 31, 2018, the cash flow hedges had a fair value of $378,000, which is recorded in other assets. The cash flow hedges were fully effective at March 31, 2018.  Therefore, the net gain on cash flow hedges was recognized  as a component of other comprehensive income, net of deferred income taxes.

Pursuant to a program the Corporation initiated during 2016, the Corporation also enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs.  The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms.  The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate.  The total notional amount of the interest rate swaps on loans is $90.1 million.  At March 31, 2018, the interest rate swaps had a net fair value of zero, with $1.9 million recognized in other assets and $1.9 million recognized in other liabilities.  These swaps are not designated as hedging instruments; therefore, changes in fair values are recorded in other noninterest expense.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available for sale, totaled $256.7 million at March 31, 2018, compared to $219.1 million at December 31, 2017. The increase since December 31, 2017 is primarily the result of an increase in nonpledged securities and growth in deposits in excess of loan funding needs. The Corporation’s funding sources at March 31, 2018 are presented in Table 13.

TABLE 13: Funding Sources

	March 31, 2018
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$65,000	$—	$65,000
Repurchase lines of credit	50,000	—	50,000
Borrowings from FHLB	154,036	47,000	107,036
Borrowings from Federal Reserve Bank	12,557	—	12,557
Revolving line of credit	120,000	75,029	44,971
Total	$401,593	$122,029	$279,564

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

					Minimum To Be
					Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2018:
Total Capital (to Risk-Weighted Assets)
Corporation	$171,703	14.6%	$94,246	8.0%	N/A	N/A
C&F Bank	170,270	14.5	94,096	8.0	$117,620	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	156,734	13.3	70,685	6.0	N/A	N/A
C&F Bank	155,310	13.2	70,572	6.0	94,096	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	131,884	11.2	53,013	4.5	N/A	N/A
C&F Bank	155,310	13.2	52,929	4.5	76,453	6.5
Tier 1 Capital (to Average Assets)
Corporation	156,734	10.5	59,507	4.0	N/A	N/A
C&F Bank	155,310	10.5	59,443	4.0	74,304	5.0

As of December 31, 2017:
Total Capital (to Risk-Weighted Assets)
Corporation	$170,376	14.4%	$94,383	8.0%	N/A	N/A
C&F Bank	167,657	14.2	94,163	8.0	$117,704	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	155,370	13.2	70,787	6.0	N/A	N/A
C&F Bank	152,684	13.0	70,622	6.0	94,163	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	130,445	11.1	53,091	4.5	N/A	N/A
C&F Bank	152,684	13.0	52,967	4.5	76,507	6.5
Tier 1 Capital (to Average Tangible Assets)
Corporation	155,370	10.5	59,083	4.0	N/A	N/A
C&F Bank	152,684	10.4	58,934	4.0	73,667	5.0

The regulatory risk-based capital amounts presented above include:  (1) common equity tier 1 capital (CET1) which consists principally of common stock (including surplus) and retained earnings with adjustments for goodwill, intangible assets and deferred tax assets; (2) Tier 1 capital which consists principally of CET1 plus the Corporation’s “grandfathered” trust preferred securities; and (3) Tier 2 capital which consists principally of Tier 1 capital plus a limited amount of the allowance for loan losses.  In addition, the Corporation has made the one-time irrevocable election to continue treating accumulated other comprehensive income (AOCI) under regulatory standards that were in place prior to the Basel III Final Rule in order to eliminate volatility of regulatory capital that can result from fluctuations in AOCI and the inclusion of AOCI in regulatory capital, as would otherwise be required under the Basel III Capital Rule.  For additional information about the Basel III Final Rules, see “Item 1. Business” under the heading “Regulation and Supervision” and “Item 8. Financial Statements and Supplementary Data,” under the heading “Note 15: Regulatory Requirements and Restrictions” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2017.

In addition to the regulatory risk-based capital amounts presented above, the Corporation and the Bank must maintain a capital conservation buffer of additional total capital and CET1 as required by the Basel III Final Rule.  The buffer began applying to the Corporation and the Bank on January 1, 2016, and is subject to phase-in from 2016 to 2019 in equal annual installments of 0.625%.  Accordingly, at March 31, 2018, the Corporation and the Bank were required to maintain a capital conservation buffer of 1.875%.  At March 31, 2018, the Corporation exceeded the total capital conservation buffer by 470 basis points, and the Bank exceeded the total capital conservation buffer by 460 basis points.  Also at March 31, 2018, the Corporation and the Bank exceeded the CET1 capital conservation buffer by 482 basis points and 683 basis points, respectively.

The Corporation's capital resources may be affected by the Corporation's Repurchase Program, which was reauthorized by the Corporation's Board of Directors during the second quarter of 2018. Under this program the Corporation is authorized to purchase up to $5.0 million of  its common stock. Repurchases under the program may be made through privately-negotiated transactions or open-market transactions, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program will be determined by management and the Board of Directors in their discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions. The Repurchase Program is authorized through May 31, 2019. As of March 31, 2018, $5.0 million of the Corporation's common stock may be purchased under the Corporation's share repurchase program.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes from the quantitative and qualitative disclosures about market risk made in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4.CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the

Corporation’s disclosure controls and procedures were effective as of March 31, 2018 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s first quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

As previously described, the Corporation has a Repurchase Program that is authorized through May 2019. As of March 31, 2018, $5.0 million of the Corporation’s common stock, which is the total amount authorized, may be purchased under the Repurchase Program.

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended March 31, 2018.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
(Dollars in thousands, except for per share amounts)	Shares Purchased	per Share	Programs	Programs
January 1, 2018 - January 31, 2018[1]	3,737	$58.60	—	$5,000
February 1, 2018 - February 28, 2018	—	—	—	5,000
March 1, 2018 - March 31, 2018	—	—	—	5,000
Total	3,737	$58.60	—

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

3.1	Amended and Restated Articles of Incorporation of C&F Financial Corporation, effective March 7, 1994 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed November 8, 2017)

3.1.1	Amendment to Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted February 23, 2016 (incorporated by reference to Exhibit 3.1 to Form 8-K filed February 29, 2016)

10.4	C&F Financial Corporation Non-Qualified Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 10.4 to Form 10-K filed March 8, 2018)

10.4.1

Adoption agreement for the C&F Financial Corporation Non-Qualified Deferred Compensation Plan for Executives (As Restated Effective January 1, 2018) (incorporated by reference to Exhibit 10.4.1 to Form 10-K filed March 8, 2018)

10.4.2

Attachment to the Adoption Agreement for C&F Financial Corporation Non-Qualified Deferred Compensation Plan for Executives (As Restated Effective January 1, 2018) (incorporated by reference to Exhibit 10.4.2 to Form 10-K filed March 8, 2018)

10.5	C&F Financial Corporation Non-Qualified Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.5 to Form 10-K filed March 8, 2018)

10.5.1

Adoption agreement for the C&F Financial Corporation Non-Qualifed Deferred Compensation Plan for Directors (As Restated Effective January 1, 2018) (incorporated by reference to Exhibit 10.5.1 to Form 10-K filed March 8, 2018)

10.9	C&F Financial Corporation Management Incentive Plan dated February 20, 2018 (incorporated by reference to Exhibit 10.9 to Form 8-K filed February 26, 2018)

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	May 9, 2018	By:	/s/ Larry G. Dillon
Larry G. Dillon
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2018		/s/ Jason E. Long
Jason E. Long
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)