Form 10-Q
period 2018-06-30
C & F FINANCIAL CORP
filed 2018-08-08
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

At August 7, 2018, the latest practicable date for determination,  3,503,279 shares of common stock, $1.00 par value, of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for per share amounts)

	June 30,	December 31,
	2018	2017
Assets	(unaudited)	*
Cash and due from banks	$11,458	$14,070
Interest-bearing deposits in other banks	124,285	105,353
Total cash and cash equivalents	135,743	119,423
Securities—available for sale at fair value, amortized cost of $224,250 and $218,168, respectively	221,869	218,976
Loans held for sale, at fair value	55,054	55,384
Loans, net of allowance for loan losses of $35,393 and $35,726, respectively	996,412	992,062
Restricted stock, at cost	3,353	3,298
Corporate premises and equipment, net	37,151	36,969
Other real estate owned, net of valuation allowance of $57 and $57, respectively	168	168
Accrued interest receivable	7,252	7,589
Goodwill	14,425	14,425
Core deposit and other amortizable intangible assets, net	1,339	1,594
Bank-owned life insurance	15,776	15,589
Net deferred tax asset	12,691	12,093
Other assets	34,410	31,486
Total assets	$1,535,643	$1,509,056

Liabilities
Deposits
Noninterest-bearing demand deposits	$279,236	$247,669
Savings and interest-bearing demand deposits	563,129	575,807
Time deposits	351,066	347,953
Total deposits	1,193,431	1,171,429
Short-term borrowings	18,829	20,621
Long-term borrowings	122,029	122,029
Trust preferred capital notes	25,228	25,210
Accrued interest payable	882	838
Other liabilities	28,791	27,227
Total liabilities	1,389,190	1,367,354

Commitments and contingent liabilities (Note 9)

Shareholders’ Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,502,746 and 3,495,845 shares issued and outstanding, respectively, includes 132,805 and 137,880 of unvested shares, respectively)	3,370	3,358
Additional paid-in capital	13,268	12,800
Retained earnings	134,012	127,431
Accumulated other comprehensive loss, net	(4,197)	(1,887)
Total shareholders’ equity	146,453	141,702
Total liabilities and shareholders’ equity	$1,535,643	$1,509,056

*     Derived from audited consolidated financial statements.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income
Interest and fees on loans	$20,626	$20,697	$41,443	$41,065
Interest on interest-bearing deposits and federal funds sold	553	278	1,017	487
Interest and dividends on securities
U.S. government agencies and corporations	88	86	175	164
Mortgage-backed securities	504	370	988	708
Tax-exempt obligations of states and political subdivisions	696	817	1,411	1,680
Taxable obligations of states and political subdivisions	74	60	145	112
Corporate bonds and other	110	115	216	228
Total interest income	22,651	22,423	45,395	44,444
Interest expense
Savings and interest-bearing deposits	348	281	712	568
Time deposits	981	879	1,937	1,727
Borrowings	1,048	906	2,021	1,758
Trust preferred capital notes	287	279	570	562
Total interest expense	2,664	2,345	5,240	4,615
Net interest income	19,987	20,078	40,155	39,829
Provision for loan losses	2,000	3,100	5,300	7,500
Net interest income after provision for loan losses	17,987	16,978	34,855	32,329
Noninterest income
Gains on sales of loans	2,408	2,619	4,647	4,562
Service charges on deposit accounts	1,041	1,109	2,090	2,178
Other service charges and fees	1,544	1,429	2,604	2,624
Net (losses) gains on calls of available for sale securities	(1)	7	4	8
Wealth management services income, net	459	428	884	750
Interchange income	981	858	1,887	1,709
Other	809	962	1,571	1,850
Total noninterest income	7,241	7,412	13,687	13,681
Noninterest expenses
Salaries and employee benefits	11,073	11,184	21,806	21,976
Occupancy	2,024	1,877	4,055	3,848
Other	5,664	5,342	11,439	10,547
Total noninterest expenses	18,761	18,403	37,300	36,371
Income before income taxes	6,467	5,987	11,242	9,639
Income tax expense	1,397	1,848	2,280	2,769
Net income	$5,070	$4,139	$8,962	$6,870
Net income per share - basic	$1.45	$1.19	$2.56	$1.97
Net income per share - assuming dilution	$1.45	$1.19	$2.56	$1.97
Weighted average number of shares outstanding - basic	3,503,114	3,486,997	3,502,139	3,485,002
Weighted average number of shares outstanding - assuming dilution	3,503,114	3,486,997	3,502,139	3,485,160

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$5,070	$4,139	$8,962	$6,870
Other comprehensive (loss) income:
Defined benefit plan:
Reclassification of recognized net actuarial losses into net income[1]	32	36	61	74
Related income tax effects	(7)	(12)	(13)	(25)
Amortization of prior service credit into net income[1]	(15)	(15)	(30)	(30)
Related income tax effects	3	6	6	11
Defined benefit plan, net of tax	13	15	24	30

Cash flow hedges:
Unrealized holding gains (losses) arising during the period	38	(68)	250	(3)
Related income tax effects	(9)	26	(64)	1
Cash flow hedges, net of tax	29	(42)	186	(2)

Securities available for sale:
Unrealized holding (losses) gains arising during the period	(648)	265	(3,186)	571
Related income tax effects	136	(93)	669	(200)
Reclassification of net realized losses (gains) into net income[2]	1	(7)	(4)	(8)
Related income tax effects	—	3	1	3
Securities available for sale, net of tax	(511)	168	(2,520)	366
Other comprehensive (loss) income, net of tax	(469)	141	(2,310)	394
Comprehensive income	$4,601	$4,280	$6,652	$7,264

[1]

These items are included in the computation of net periodic benefit cost and are included in “Noninterest income-Other” on the Consolidated Statements of Income. See “Note 6: Employee Benefit Plans,” for additional information.

[2]	These items are included in “Net (losses) gains on calls of available for sale securities” on the Consolidated Statements of Income.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except for per share amounts)

				Accumulated
		Additional		Other	Total
	Common	Paid - In	Retained	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Loss	Equity
Balance December 31, 2017	$3,358	$12,800	$127,431	$(1,887)	$141,702
Comprehensive income:
Net income	—	—	8,962	—	8,962
Other comprehensive loss	—	—	—	(2,310)	(2,310)
Share-based compensation	—	640	—	—	640
Restricted stock vested	15	(15)	—	—	—
Common stock issued	1	71	—	—	72
Common stock purchased	(4)	(228)	—	—	(232)
Cash dividends declared – common stock ($0.68 per share)	—	—	(2,381)	—	(2,381)
Balance June 30, 2018	$3,370	$13,268	$134,012	$(4,197)	$146,453

				Accumulated
		Additional		Other	Total
	Common	Paid - In	Retained	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
Balance December 31, 2016	$3,331	$11,705	$125,162	$(984)	$139,214
Comprehensive income:
Net income	—	—	6,870	—	6,870
Other comprehensive income	—	—	—	394	394
Stock options exercised	2	81	—	—	83
Share-based compensation	—	754	—	—	754
Restricted stock vested	17	(17)	—	—	—
Common stock issued	1	74	—	—	75
Common stock purchased	(4)	(181)	—	—	(185)
Cash dividends declared – common stock ($0.66 per share)	—	—	(2,300)	—	(2,300)
Balance June 30, 2017	$3,347	$12,416	$129,732	$(590)	$144,905

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net income	$8,962	$6,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,533	1,352
Provision for loan losses	5,300	7,500
Provision for indemnifications	52	88
Share-based compensation	640	754
Net accretion of certain acquisition-related discounts	(1,366)	(986)
Net amortization of premiums and discounts on securities	895	815
Amortization of intangible assets	253	286
Net realized gains on calls of securities available for sale	(4)	(8)
Net realized losses on sales of other real estate owned	—	4
Net realized gains on sale of corporate premises and equipment	(37)	(2)
Income from bank-owned life insurance	(164)	(168)
Origination of loans held for sale	(347,642)	(349,908)
Proceeds from sales of loans held for sale	352,619	359,171
Gains on sales of loans held for sale	(4,647)	(4,562)
Net periodic pension expense	224	312
Pension contribution	(3,000)	(1,500)
Change in other assets and liabilities:
Accrued interest receivable	337	376
Other assets	304	(463)
Accrued interest payable	44	22
Other liabilities	1,232	(3,389)
Net cash provided by operating activities	15,535	16,564
Investing activities:
Proceeds from maturities and calls of securities available for sale and payments on mortgage-backed securities	22,402	21,488
Purchases of securities available for sale	(29,375)	(24,742)
Net purchases of restricted stock	(55)	(40)
Purchases of loans held for investment by non-bank affiliates	(64,792)	(54,113)
Repayments on loans held for investment by non-bank affiliates	55,365	57,113
Net decrease (increase) in retail banking loans held for investment	1,161	(6,614)
Proceeds from sales of other real estate owned	—	115
Purchases of corporate premises and equipment, net	(1,678)	(1,090)
Net cash used in investing activities	(16,972)	(7,883)
Financing activities:
Net increase in demand, interest-bearing demand and savings deposits	18,889	4,071
Net increase in time deposits	3,113	4,207
Net (decrease) increase in borrowings	(1,792)	879
Issuance of common stock	72	75
Proceeds from exercise of stock options	—	83
Cash dividends paid	(2,381)	(2,300)
Other financing activities	(144)	—
Net cash provided by financing activities	17,757	7,015
Net increase in cash and cash equivalents	16,320	15,696
Cash and cash equivalents at beginning of period	119,423	103,201
Cash and cash equivalents at end of period	$135,743	$118,897
Supplemental disclosure
Interest paid	$5,178	$4,575
Income taxes paid	762	2,890
Supplemental disclosure of noncash investing and financing activities
Unrealized (losses) gains on securities available for sale	$(3,190)	$563
Transfers from loans to other real estate owned	—	208
Shares withheld at vesting for employee taxes	232	185
Unrealized gains (losses) on cash flow hedging instruments	250	(3)

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

The unaudited consolidated financial statements include the accounts of C&F Financial Corporation (the Corporation) and its wholly-owned subsidiary, Citizens and Farmers Bank (the Bank or C&F Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, the Corporation owns C&F Financial Statutory Trust I, C&F Financial Statutory Trust II and Central Virginia Bankshares Statutory Trust I, all of which are unconsolidated subsidiaries. The subordinated debt owed to these trusts is reported as liabilities of the Corporation.  The accounting and reporting policies of C&F Financial Corporation and Subsidiary conform to U.S. GAAP and to predominant practices within the banking industry.

Nature of Operations: The Corporation is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The Corporation owns all of the stock of its subsidiary, C&F Bank, which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia.

C&F Bank has five wholly-owned subsidiaries: C&F Mortgage Corporation and Subsidiary (C&F Mortgage), C&F Finance Company (C&F Finance), C&F Wealth Management Corporation (C&F Wealth Management), C&F Insurance Services, Inc. and CVB Title Services, Inc., all incorporated under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, was formed to originate and sell residential mortgages and through its subsidiary, Certified Appraisals LLC, provides ancillary mortgage loan production services for residential appraisals. C&F Finance, acquired on September 1, 2002, is a finance company purchasing automobile, boat and recreational vehicle (RV) loans through indirect lending programs. C&F Wealth Management, organized in April 1995, is a full-service brokerage firm offering a comprehensive range of wealth management services and insurance products through an alliance with an independent broker/dealer. C&F Insurance Services, Inc. was organized in July 1999 for the primary purpose of owning an equity interest in an independent insurance agency that operates in Virginia and North Carolina. CVB Title Services, Inc. was organized for the primary purpose of owning an equity interest in an independent title insurance company. Business segment data is presented in Note 8.

Basis of Presentation: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the allowance for indemnifications, impairment of loans, impairment of securities, the valuation of other real estate owned (OREO), the projected benefit obligation under the defined benefit pension plan, the valuation of deferred taxes and goodwill impairment. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made.

Reclassification: Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.  None of these reclassifications are considered material.

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the Consolidated Balance Sheets. The Corporation’s derivative financial instruments include (1) interest rate lock commitments (IRLCs) on mortgage loans that will be sold in the secondary market on a best efforts basis and the related forward commitments to sell mortgage loans, (2) interest rate swaps with certain qualifying commercial loan customers and dealer counterparties and (3) interest rate swaps that qualify as cash flow hedges on the Corporation’s trust preferred capital notes. Because the IRLCs, forward sales commitments and interest rate swaps with loan customers and dealer counterparties are not designated as hedging instruments, adjustments to reflect unrealized gains and losses resulting from changes in the fair value of these instruments are reported as noninterest income or noninterest expense, as applicable. The effective portion of the gain or loss on the Corporation’s cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The Corporation’s derivative financial instruments are described more fully in Note 10.

Share-Based Compensation: Shared-based compensation expense, net of forfeitures, for the second quarter of 2018 and the first six months of 2018 was $321,000 ($238,000 after tax) and $640,000 ($475,000 after tax), respectively, for restricted stock granted during 2013 through 2018. As of June 30, 2018, there was $2.96 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

A summary of activity for restricted stock awards during the first six months of 2018 and 2017 is presented below:

	2018
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2017	137,880	$43.52
Granted	11,510	58.26
Vested	(14,625)	40.47
Forfeited	(1,960)	43.26
Unvested, June 30, 2018	132,805	45.13

	2017
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2016	141,755	$39.77
Granted	15,725	45.46
Vested	(16,760)	35.30
Forfeited	(1,590)	42.81
Unvested, June 30, 2017	139,130	40.91

Recently Adopted Accounting Pronouncements:

On January 1, 2018, the Corporation adopted Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606),” and all amendments thereto (collectively, ASU 2014-09), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain/loss from the transfer of nonfinancial assets, such as OREO. The Corporation adopted ASU 2014-09 using the modified retrospective method applied to all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASU 2014-09, while prior period amounts continue to be reported in accordance with pronouncements in effect prior to January 1, 2018. The adoption of ASU 2014-09 did not result in a change to the accounting for any of the in-scope revenue streams; therefore, no cumulative effect adjustment was recorded.

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

Service Charges on Deposit Accounts.  The Corporation earns fees from its deposit customers for overdraft and account maintenance services. Overdraft fees are recognized when the overdraft occurs. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Corporation satisfies the performance obligation.

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

Wealth Management Services Income. The Corporation earns wealth management services income by providing investment brokerage services and health and life insurance products to its customers through third-party service providers. Fees that are transaction-based (e.g., execution of trades) are recognized on a monthly basis. Other fees, or commissions, are earned over time as the contracted monthly or quarterly services are provided and are generally assessed based on either account activity or the market value of assets under management at month or quarter end.

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

On January 1, 2018, the Corporation adopted ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 makes targeted improvements to several areas of U.S. GAAP including the disclosure of the fair value of financial instruments that are not measured at fair value on a recurring basis. The new guidance, among other things, (i) eliminates the requirements to disclose the methods and significant assumptions used to estimate the fair value and the description of the changes therein, if any, during the period, (ii) requires the use of the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis and (iii) eliminates the guidance that allowed the use of the entry price notion to calculate the fair value of certain financial instruments, such as loans and long-term debt. Accordingly, the Corporation disclosed the fair value of these financial instruments as of June 30, 2018 using an exit price notion rather than an entry price notion (see “Note 7: Fair Value of Assets and Liabilities”).

On January 1, 2018, the Bank adopted ASU 2017-07, “Compensation-Retirement Benefits (Topic 715):  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 requires that the service cost component of the net periodic benefit cost be presented with other employee compensation costs and that the remaining components be presented in the aggregate with noninterest income or noninterest expense, as appropriate. This guidance is required to be applied on a retrospective basis. Accordingly, income of $123,000 and $246,000 was reclassified from “Salaries and employee benefits” to “Noninterest income – Other” on the Consolidated Statements of Income for the three and six months ended June 30, 2017, respectively, to reflect the adoption of ASU 2017-07.

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

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not currently expected to have a material effect on the Corporation’s financial position, results of operations or cash flows.

NOTE 2: Securities

The Corporation’s debt securities, all of which are classified as available for sale, are summarized as follows:

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$16,261	$—	$(708)	$15,553
Mortgage-backed securities	106,981	44	(2,603)	104,422
Obligations of states and political subdivisions	101,008	1,236	(350)	101,894
	$224,250	$1,280	$(3,661)	$221,869

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$16,514	$—	$(341)	$16,173
Mortgage-backed securities	97,677	142	(761)	97,058
Obligations of states and political subdivisions	103,977	2,022	(254)	105,745
	$218,168	$2,164	$(1,356)	$218,976

The amortized cost and estimated fair value of securities at June 30, 2018, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	June 30, 2018
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$48,728	$48,782
Due after one year through five years	155,492	153,022
Due after five years through ten years	16,700	16,654
Due after ten years	3,330	3,411
	$224,250	$221,869

The following table presents the gross realized gains and losses on and the proceeds from maturities, calls and paydowns of securities. There were no sales of securities during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Realized gains and losses from calls of securities:
Gross realized gains	$—	$11	$5	$12
Gross realized losses	(1)	(4)	(1)	(4)
Net realized (losses) gains	$(1)	$7	$4	$8
Proceeds from maturities, calls and paydowns of securities	$9,668	$10,122	$22,402	$21,488

The Corporation pledges securities primarily to secure public deposits and repurchase agreements. Securities with an aggregate amortized cost of $105.49 million and aggregate fair value of $104.48 million were pledged at June 30, 2018.

Securities with an aggregate amortized cost of $118.70 million and an aggregate fair value of $119.26 million were pledged at December 31, 2017.

Securities in an unrealized loss position at June 30, 2018, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies and corporations	$2,915	$84	$12,638	$624	$15,553	$708
Mortgage-backed securities	74,171	1,773	20,722	830	94,893	2,603
Obligations of states and political subdivisions	25,744	152	10,629	198	36,373	350
Total temporarily impaired securities	$102,830	$2,009	$43,989	$1,652	$146,819	$3,661

There were 251 debt securities totaling $146.82 million considered temporarily impaired at June 30, 2018. The primary cause of the temporary impairments in the Corporation's investments in debt securities was fluctuations in interest rates. Interest rates increased during the second quarter of 2018, more significantly in the short-term portion of the United States Treasury security yield curve, thereby increasing unrealized losses on the Corporation’s debt securities. The Corporation’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.  At June 30, 2018, approximately 97 percent of the Corporation's obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor's (S&P) or Moody's Investors Service (Moody’s). Of those in a net unrealized loss position, approximately 98 percent were rated “A” or better by S&P or Moody’s, as measured by market value, at June 30, 2018. For the approximately two percent not rated “A” or better, as measured by market value at June 30, 2018, the Corporation considers these to meet regulatory credit quality standards, meaning that the securities have low risk of default by the obligor, and the full and timely repayment of principal and interest is expected over the expected life of the investment. Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2018 and no other-than-temporary impairment loss has been recognized in net income.

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

The Corporation’s investment in restricted stock totaled $3.35 million at June 30, 2018 and consisted of Federal Home Loan Bank (FHLB) stock.  Restricted stock is generally viewed as a long-term investment, which is carried at cost because there is no market for the stock other than the FHLBs. Therefore, when evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing any temporary decline in value. The Corporation does not consider its investment in restricted stock to be other-than-temporarily impaired at June 30, 2018 and no impairment has been recognized. Total restricted stock is shown as a separate line item on the Consolidated Balance Sheets and is not a part of the available-for-sale securities portfolio.

NOTE 3: Loans

Major classifications of loans are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Real estate – residential mortgage	$184,101	$184,863
Real estate – construction [1]	67,550	44,782
Commercial, financial and agricultural [2]	414,643	437,884
Equity lines	56,118	55,237
Consumer	13,572	13,018
Consumer finance	295,821	292,004
	1,031,805	1,027,788
Less allowance for loan losses	(35,393)	(35,726)
Loans, net	$996,412	$992,062

[1]	Includes the Corporation's real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $255,000 and $290,000 of demand deposit overdrafts at June 30, 2018 and December 31, 2017, respectively.

The outstanding principal balance and the carrying amount of loans acquired pursuant to the Corporation's acquisition of Central Virginia Bank (CVB) on October 1, 2013 (or acquired loans) that were recorded at fair value at the acquisition date and are included in the Consolidated Balance Sheets are as follows:

	June 30, 2018			December 31, 2017
	Acquired Loans -	Acquired Loans -		Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total	Credit Impaired	Performing	Total
Outstanding principal balance	$11,541	$42,534	$54,075	$12,856	$45,083	$57,939
Carrying amount
Real estate – residential mortgage	$487	$10,235	$10,722	$492	$10,855	$11,347
Commercial, financial and agricultural[1]	2,074	20,778	22,852	2,472	22,305	24,777
Equity lines	134	9,436	9,570	139	9,621	9,760
Consumer	—	9	9	—	12	12
Total acquired loans	$2,695	$40,458	$43,153	$3,103	$42,793	$45,896

[1]	Includes acquired loans classified by the Corporation as commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans on nonaccrual status were as follows:

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Real estate – residential mortgage	$773	$830
Commercial, financial and agricultural:
Commercial real estate lending	1,211	3,796
Commercial business lending	25	34
Equity lines	824	651
Consumer	—	—
Consumer finance	560	764
Total loans on nonaccrual status	$3,393	$6,075

The past due status of loans as of June 30, 2018 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing [2]
Real estate – residential mortgage	$643	$116	$103	$862	$487	$182,752	$184,101	$216
Real estate – construction:
Construction lending	—	—	—	—	—	58,900	58,900	—
Consumer lot lending	—	—	—	—	—	8,650	8,650	—
Commercial, financial and agricultural:
Commercial real estate lending	—	130	315	445	2,074	292,482	295,001	315
Land acquisition and development lending	—	—	—	—	—	31,055	31,055	—
Builder line lending	—	—	—	—	—	31,632	31,632	—
Commercial business lending	—	25	—	25	—	56,930	56,955	—
Equity lines	311	641	—	952	134	55,032	56,118	—
Consumer	77	1	—	78	—	13,494	13,572	—
Consumer finance	9,927	1,890	560	12,377	—	283,444	295,821	—
Total	$10,958	$2,803	$978	$14,739	$2,695	$1,014,371	$1,031,805	$531

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.
[2]	Includes purchased credit impaired (PCI) loans of $167,000.

The table above includes the following:

•	nonaccrual loans that are current of $2.02 million, 30-59 days past due of $98,000, 60-89 days past due of $666,000 and 90+ days past due of $613,000.
•	performing loans purchased in the acquisition of CVB that are current of $40.17 million, 30-59 days past due of $271,000 and 90+ days past due of $20,000.

The past due status of loans as of December 31, 2017 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing[2]
Real estate – residential mortgage	$1,905	$14	$245	$2,164	$492	$182,207	$184,863	$90
Real estate – construction:
Construction lending	—	—	—	—	—	41,449	41,449	—
Consumer lot lending	—	—	—	—	—	3,333	3,333	—
Commercial, financial and agricultural:
Commercial real estate lending	241	—	3,874	4,115	2,472	297,903	304,490	78
Land acquisition and development lending	—	—	—	—	—	39,844	39,844	—
Builder line lending	685	—	—	685	—	28,911	29,596	—
Commercial business lending	—	—	2	2	—	63,952	63,954	2
Equity lines	550	—	136	686	139	54,412	55,237	136
Consumer	9	—	—	9	—	13,009	13,018	—
Consumer finance	12,273	2,061	764	15,098	—	276,906	292,004	—
Total	$15,663	$2,075	$5,021	$22,759	$3,103	$1,001,926	$1,027,788	$306

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.
[2]	Includes PCI loans of $90,000.

The table above includes the following:

•	nonaccrual loans that are current of $890,000, 30-59 days past due of $458,000, 60‑89 days past due of $14,000 and 90+ days past due of $4.71 million.
•	performing loans purchased in the acquisition of CVB that are current of $42.53 million, 30-59 days past due of $137,000, 60-89 days past due of $14,000 and 90+ days past due of $115,000.

Loan modifications that were classified as troubled debt restructurings (TDRs) were as follows:

	Three Months Ended June 30,
	2018			2017
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment
Commercial real estate lending – interest rate concession	—	$—	$—	3	$2,142	$2,142
Total	—	$—	$—	3	$2,142	$2,142

	Six Months Ended June 30,
	2018			2017
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment
Commercial real estate lending – interest rate and term concession	—	$—	$—	3	$4,646	$4,646
Commercial real estate lending – interest rate concession	—	—	—	4	2,154	2,154
Total	—	$—	$—	7	$6,800	$6,800

A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due. There were no TDR payment defaults during the three and six months ended June 30, 2018 and 2017.

Impaired loans, which included TDRs of $7.93 million, and the related allowance at June 30, 2018 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,669	$1,259	$2,308	$111	$3,642	$85
Commercial, financial and agricultural:
Commercial real estate lending	4,390	1,956	2,155	680	5,386	76
Commercial business lending	33	26	—	—	28	—
Equity lines	228	31	194	194	226	1
Consumer	321	322	—	—	322	7
Total	$8,641	$3,594	$4,657	$985	$9,604	$169

Impaired loans, which consisted solely of TDRs, and the related allowance at December 31, 2017 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,745	$1,603	$2,033	$214	$3,743	$184
Commercial, financial and agricultural:
Commercial real estate lending	6,981	2,841	4,031	615	7,818	168
Commercial business lending	41	35	—	—	45	—
Equity lines	32	31	—	—	32	2
Consumer	321	322	—	—	321	13
Total	$11,120	$4,832	$6,064	$829	$11,959	$367

PCI loans had an unpaid principal balance of $11.54 million and a carrying value of $2.70 million at June 30, 2018. Determining the fair value of PCI loans required the Corporation to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of the cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the effect of estimated credit losses and is called the nonaccretable difference, and is not recorded. In accordance with U.S. GAAP, there was no carry-over of the previously established allowance for loan losses for acquired loans.

The following table presents a summary of the change in the accretable yield of the PCI loan portfolio:

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Accretable yield, balance at beginning of period	$7,304	$8,637
Accretion	(1,278)	(1,318)
Reclassification of nonaccretable difference due to improvement in expected cash flows	1,072	561
Other changes, net	(422)	(239)
Accretable yield, balance at end of period	$6,676	$7,641

NOTE 4: Allowance for Loan Losses

The following table presents the changes in the allowance for loan losses by major classification during the six months ended June 30, 2018:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2017	$2,371	$605	$7,478	$688	$231	$24,353	$35,726
Provision charged (credited) to operations	(108)	340	(520)	229	59	5,300	5,300
Loans charged off	—	—	(2)	—	(133)	(7,948)	(8,083)
Recoveries of loans previously charged off	35	—	22	—	95	2,298	2,450
Balance at June 30, 2018	$2,298	$945	$6,978	$917	$252	$24,003	$35,393

The following table presents the changes in the allowance for loan losses by major classification during the six months ended June 30, 2017:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2016	$2,559	$816	$7,393	$685	$261	$25,352	$37,066
Provision charged (credited) to operations	(44)	(365)	596	22	(9)	7,300	7,500
Loans charged off	(6)	—	(154)	—	(130)	(10,105)	(10,395)
Recoveries of loans previously charged off	38	—	11	—	87	2,189	2,325
Balance at June 30, 2017	$2,547	$451	$7,846	$707	$209	$24,736	$36,496

The following table presents, as of June 30, 2018, the total allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Ending balance at June 30, 2018	$2,298	$945	$6,978	$917	$252	$24,003	$35,393
Ending balance: individually evaluated for impairment	$111	$—	$680	$194	$—	$—	$985
Ending balance: collectively evaluated for impairment	$2,187	$945	$6,298	$723	$252	$24,003	$34,408
Ending balance: acquired loans - PCI	$—	$—	$—	$—	$—	$—	$—
Loans:
Ending balance at June 30, 2018	$184,101	$67,550	$414,643	$56,118	$13,572	$295,821	$1,031,805
Ending balance: individually evaluated for impairment	$3,567	$—	$4,137	$225	$322	$—	$8,251
Ending balance: collectively evaluated for impairment	$180,047	$67,550	$408,432	$55,759	$13,250	$295,821	$1,020,859
Ending balance: acquired loans - PCI	$487	$—	$2,074	$134	$—	$—	$2,695

The following table presents, as of December 31, 2017, the total allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Ending balance at December 31, 2017	$2,371	$605	$7,478	$688	$231	$24,353	$35,726
Ending balance: individually evaluated for impairment	$214	$—	$615	$—	$—	$—	$829
Ending balance: collectively evaluated for impairment	$2,157	$605	$6,863	$688	$231	$24,353	$34,897
Ending balance: acquired loans - PCI	$—	$—	$—	$—	$—	$—	$—
Loans:
Ending balance at December 31, 2017	$184,863	$44,782	$437,884	$55,237	$13,018	$292,004	$1,027,788
Ending balance: individually evaluated for impairment	$3,636	$—	$6,907	$31	$322	$—	$10,896
Ending balance: collectively evaluated for impairment	$180,735	$44,782	$428,505	$55,067	$12,696	$292,004	$1,013,789
Ending balance: acquired loans - PCI	$492	$—	$2,472	$139	$—	$—	$3,103

Loans by credit quality indicators as of June 30, 2018 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$180,214	$1,223	$1,891	$773	$184,101
Real estate – construction:
Construction lending	58,900	—	—	—	58,900
Consumer lot lending	7,896	754	—	—	8,650
Commercial, financial and agricultural:
Commercial real estate lending	287,547	2,338	3,905	1,211	295,001
Land acquisition and development lending	19,893	—	11,162	—	31,055
Builder line lending	31,632	—	—	—	31,632
Commercial business lending	56,542	16	372	25	56,955
Equity lines	54,759	314	221	824	56,118
Consumer	13,248	3	321	—	13,572
	$710,631	$4,648	$17,872	$2,833	$735,984

[1]	At June 30, 2018, the Corporation did not have any loans classified as Doubtful or Loss.

Included in the table above are loans purchased in connection with the acquisition of CVB of $40.35 million pass rated, $1.14 million special mention, $1.52 million substandard and $140,000 substandard nonaccrual.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$295,261	$560	$295,821

Loans by credit quality indicators as of December 31, 2017 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$179,963	$1,235	$2,835	$830	$184,863
Real estate – construction:
Construction lending	41,449	—	—	—	41,449
Consumer lot lending	3,333	—	—	—	3,333
Commercial, financial and agricultural:
Commercial real estate lending	293,292	2,874	4,528	3,796	304,490
Land acquisition and development lending	24,253	—	15,591	—	39,844
Builder line lending	29,596	—	—	—	29,596
Commercial business lending	63,749	34	137	34	63,954
Equity lines	53,870	465	251	651	55,237
Consumer	12,693	3	322	—	13,018
	$702,198	$4,611	$23,664	$5,311	$735,784

[1]	At December 31, 2017, the Corporation did not have any loans classified as Doubtful or Loss.

Included in the table above are loans purchased in connection with the acquisition of CVB of $42.67 million pass rated, $1.09 million special mention, $1.98 million substandard and $161,000 substandard nonaccrual.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$291,240	$764	$292,004

NOTE 5: Shareholders’ Equity, Other Comprehensive Income and Earnings Per Share

Shareholders’ Equity

During the first six months of 2018 and 2017, no shares of the Corporation’s common stock were purchased under the share repurchase program authorized by the Corporation’s Board of Directors. The Corporation withheld 3,947 and 4,049 shares of its common stock from employees to satisfy tax withholding obligations arising upon the vesting of restricted shares during the first six months of 2018 and 2017, respectively.

Accumulated Other Comprehensive Loss

The following table presents the cumulative balances of the components of accumulated other comprehensive loss, net of deferred taxes of $1.09 million and $491,000 as of June 30, 2018 and December 31, 2017, respectively.

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Net unrealized (losses) gains on securities	$(1,881)	$638
Net unrecognized gains on cash flow hedges	309	124
Net unrecognized losses on defined benefit plan	(2,625)	(2,649)
Total accumulated other comprehensive loss	$(4,197)	$(1,887)

Earnings Per Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Three Months Ended June 30,
(Dollars in thousands)	2018	2017
Net income	$5,070	$4,139

Weighted average number of shares used in earnings per share—basic	3,503,114	3,486,997
Effect of dilutive securities	—	—
Weighted average number of shares used in earnings per share—assuming dilution	3,503,114	3,486,997

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Net income	$8,962	$6,870

Weighted average number of shares used in earnings per share—basic	3,502,139	3,485,002
Effect of dilutive securities—stock option awards	—	158
Weighted average number of shares used in earnings per share—assuming dilution	3,502,139	3,485,160

The Corporation has applied the two-class method of computing basic and diluted EPS for each period presented because the Corporation’s unvested restricted shares outstanding contain rights to nonforfeitable dividends.  Accordingly, the weighted average number of shares used in the calculation of basic and diluted EPS includes both vested and unvested shares outstanding.

Potential shares that may be issued by the Corporation for its stock option awards are determined using the treasury stock method. Accordingly, anti-dilutive shares are not included in computing diluted earnings per share. There were no anti-dilutive stock options outstanding for the three and six months ended June 30, 2017. There were no stock options outstanding during the first half of 2018.

NOTE 6: Employee Benefit Plans

The components of net periodic benefit cost for the Bank’s non-contributory cash balance pension plan are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost, included in salaries and employee benefits	$308	$283	$614	$566

Other components of net periodic benefit cost:
Interest cost	113	138	246	276
Expected return on plan assets	(348)	(287)	(666)	(574)
Amortization of prior service credit	(14)	(15)	(29)	(30)
Recognized net actuarial losses	30	37	59	74
Other components of net periodic benefit cost, included in other noninterest income	(219)	(127)	(390)	(254)

Net periodic benefit cost	$89	$156	$224	$312

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At June 30, 2018 and December 31, 2017, the Corporation's entire investment securities portfolio was comprised of securities available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are ICE Data Services (ICE) and Thomson Reuters Pricing Service (TRPS).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. ICE provides evaluated prices for the Corporation's obligations of states and political subdivisions category of securities.  ICE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  TRPS provides evaluated prices for the Corporation's U.S. government agencies and corporations and mortgage-backed categories of securities.  Fixed-rate callable securities of the U.S. government agencies and corporations category are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Fixed-rate securities issued by the Small Business Association in the U.S. government agencies and corporations category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics. Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to a relative mortgage-backed to-be-announced (TBA) or other benchmark price. TBA prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables.

Loans held for sale (LHFS). Fair value of the Corporation’s LHFS is based on observable market prices for similar instruments traded in the secondary mortgage loan markets in which the Corporation conducts business. The Corporation's portfolio of LHFS is classified as Level 2.

Derivative asset - IRLCs. The Corporation recognizes IRLCs at fair value. Fair value of IRLCs is based on either (i) the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis or (ii) the observable price for individual loans traded in the secondary market for loans that will be delivered on a mandatory basis. All of the Corporation's IRLCs are classified as Level 2.

Derivative asset/liability – interest rate swaps on loans. The Corporation recognizes interest rate swaps at fair value.  The Corporation has contracted with a third party vendor to provide valuations for these interest rate swaps using standard valuation techniques. All of the Corporation’s interest rate swaps on loans are classified as Level 2.

Derivative asset - cash flow hedges. The Corporation recognizes cash flow hedges at fair value. The fair value of the Corporation’s cash flow hedges is determined using the discounted cash flow method.  All of the Corporation’s cash flow hedges are classified as Level 2.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis.

	June 30, 2018
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$15,553	$—	$15,553
Mortgage-backed securities	—	104,422	—	104,422
Obligations of states and political subdivisions	—	101,894	—	101,894
Total securities available for sale	—	221,869	—	221,869
Loans held for sale	—	55,054	—	55,054
Derivative asset - IRLC	—	1,312	—	1,312
Derivative asset - interest rate swaps on loans	—	2,301	—	2,301
Derivative asset - cash flow hedges	—	417	—	417
Total assets	$—	$280,953	$—	$280,953

Liabilities:
Derivative liability - interest rate swaps on loans	$—	$2,301	$—	$2,301
Total liabilities	$—	$2,301	$—	$2,301

	December 31, 2017
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$16,173	$—	$16,173
Mortgage-backed securities	—	97,058	—	97,058
Obligations of states and political subdivisions	—	105,745	—	105,745
Total securities available for sale	—	218,976	—	218,976
Loans held for sale	—	55,384	—	55,384
Derivative asset - IRLC	—	528	—	528
Derivative asset - interest rate swaps on loans	—	1,261	—	1,261
Derivative asset - cash flow hedges	—	166	—	166
Total assets	$—	$276,315	$—	$276,315

Liabilities:
Derivative liability - interest rate swaps on loans	$—	$1,261	$—	$1,261
Total liabilities	$—	$1,261	$—	$1,261

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

Impaired loans. The Corporation does not record loans held for investment at fair value on a recurring basis. However, there are instances when a loan is considered impaired and an allowance for loan losses is established. The Corporation measures impairment either based on the fair value of the loan using the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent, or using the present value of expected future cash flows discounted at the loan’s effective interest rate, which is not a fair value measurement. The Corporation maintains a valuation allowance to the extent that this measure of the impaired loan is less than the recorded investment in the loan. When an impaired loan is measured at fair value based solely on observable market prices or a current appraisal without further adjustment for unobservable inputs, the Corporation records the impaired loan as a nonrecurring fair value measurement classified as Level 2. However, if based on management’s review, additional discounts to observed market prices or appraisals are required or if observable inputs are not available, the Corporation records the impaired loan as a nonrecurring fair value measurement classified as Level 3.

Impaired loans that are measured based on expected future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest, are not recorded at fair value and are therefore excluded from fair value disclosure requirements.

OREO. Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated costs to sell at the date of foreclosure. Initial fair value is based upon appraisals the Corporation obtains from independent licensed appraisers. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of similar properties, length of time the properties have been held, and our ability and intent with regard to continued ownership of the properties. The Corporation may incur additional write-downs of foreclosed assets to fair value less estimated costs to sell if valuations indicate a further deterioration in market conditions. As such, the Corporation records OREO as a nonrecurring fair value measurement classified as Level 3.

The following table presents the balances of assets measured at fair value on a nonrecurring basis.

	June 30, 2018
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$648	$648
Other real estate owned, net	—	—	168	168
Total	$—	$—	$816	$816

	December 31, 2017
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$3,438	$3,438
Other real estate owned, net	—	—	168	168
Total	$—	$—	$3,606	$3,606

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis:

	Fair Value Measurements at June 30, 2018
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Impaired loans, net	$648	Appraisals	Discount to reflect current market conditions and estimated selling costs	30% - 38%
Other real estate owned, net	168	Appraisals	Discount to reflect current market conditions and estimated selling costs	28%
Total	$816

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

The following tables reflect the carrying amounts and estimated fair values of the Corporation’s financial instruments whether or not recognized on the Consolidated Balance Sheets at fair value.

	Carrying	Fair Value Measurements at June 30, 2018 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$135,743	$135,743	$—	$—	$135,743
Securities available for sale	221,869	—	221,869	—	221,869
Loans, net	996,412	—	—	979,114	979,114
Loans held for sale	55,054	—	55,054	—	55,054
Derivative asset - IRLC	1,312	—	1,312	—	1,312
Derivative asset - interest rate swaps on loans	2,301	—	2,301	—	2,301
Derivative asset - cash flow hedges	417	—	417	—	417
Bank-owned life insurance	15,776	—	15,776	—	15,776
Accrued interest receivable	7,252	7,252	—	—	7,252
Financial liabilities:
Demand deposits	$842,365	$842,365	$—	$—	$842,365
Time deposits	351,066	—	350,333	—	350,333
Borrowings	166,086	—	157,729	—	157,729
Derivative liability - interest rate swaps on loans	2,301	—	2,301	—	2,301
Accrued interest payable	882	882	—	—	882

	Carrying	Fair Value Measurements at December 31, 2017 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$119,423	$119,423	$—	$—	$119,423
Securities available for sale	218,976	—	218,976	—	218,976
Loans, net	992,062	—	—	983,620	983,620
Loans held for sale	55,384	—	55,384	—	55,384
Derivative asset - IRLC	528	—	528	—	528
Derivative asset - interest rate swaps on loans	1,261	—	1,261	—	1,261
Derivative asset - cash flow hedges	166	—	166	—	166
Bank-owned life insurance	15,589	—	15,589	—	15,589
Accrued interest receivable	7,589	7,589	—	—	7,589
Financial liabilities:
Demand deposits	$823,476	$823,476	$—	$—	$823,476
Time deposits	347,953	—	350,681	—	350,681
Borrowings	167,860	—	159,670	—	159,670
Derivative liability - interest rate swaps on loans	1,261	—	1,261	—	1,261
Accrued interest payable	838	838	—	—	838

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

	Three Months Ended June 30, 2018
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$13,209	$499	$10,731	$—	$(1,788)	$22,651
Gains on sales of loans	—	2,408	—	—	—	2,408
Other noninterest income	2,896	1,246	162	529	—	4,833
Total operating income	16,105	4,153	10,893	529	(1,788)	29,892
Expenses:
Provision for loan losses	—	—	2,000	—	—	2,000
Interest expense	1,631	217	2,317	287	(1,788)	2,664
Salaries and employee benefits	6,754	1,560	2,228	531	—	11,073
Other noninterest expenses	4,837	1,318	1,388	145	—	7,688
Total operating expenses	13,222	3,095	7,933	963	(1,788)	23,425
Income (loss) before income taxes	2,883	1,058	2,960	(434)	—	6,467
Income tax expense (benefit)	439	279	804	(125)	—	1,397
Net income (loss)	$2,444	$779	$2,156	$(309)	$—	$5,070
Total assets	$1,366,671	$69,916	$295,678	$5,038	$(201,660)	$1,535,643
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$1,050	$38	$7	$—	$—	$1,095

	Three Months Ended June 30, 2017
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$12,365	$431	$11,197	$—	$(1,570)	$22,423
Gains on sales of loans	—	2,619	—	—	—	2,619
Other noninterest income	2,885	1,219	199	490	—	4,793
Total operating income	15,250	4,269	11,396	490	(1,570)	29,835
Expenses:
Provision for loan losses	100	—	3,000	—	—	3,100
Interest expense	1,495	143	1,998	279	(1,570)	2,345
Salaries and employee benefits	6,543	1,804	2,395	442	—	11,184
Other noninterest expenses	4,435	1,319	1,305	160	—	7,219
Total operating expenses	12,573	3,266	8,698	881	(1,570)	23,848
Income (loss) before income taxes	2,677	1,003	2,698	(391)	—	5,987
Income tax expense (benefit)	578	396	1,062	(188)	—	1,848
Net income (loss)	$2,099	$607	$1,636	$(203)	$—	$4,139
Total assets	$1,302,634	$62,728	$295,242	$5,925	$(202,450)	$1,464,079
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$560	$88	$52	$—	$—	$700

	Six Months Ended June 30, 2018
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$26,369	$866	$21,580	$—	$(3,420)	$45,395
Gains on sales of loans	—	4,647	—	—	—	4,647
Other noninterest income	5,515	2,103	410	1,012	—	9,040
Total operating income	31,884	7,616	21,990	1,012	(3,420)	59,082
Expenses:
Provision for loan losses	—	—	5,300	—	—	5,300
Interest expense	3,248	360	4,482	570	(3,420)	5,240
Salaries and employee benefits	13,240	3,003	4,493	1,070	—	21,806
Other noninterest expenses	9,818	2,593	2,695	388	—	15,494
Total operating expenses	26,306	5,956	16,970	2,028	(3,420)	47,840
Income (loss) before income taxes	5,578	1,660	5,020	(1,016)	—	11,242
Income tax expense (benefit)	822	446	1,366	(354)	—	2,280
Net income (loss)	$4,756	$1,214	$3,654	$(662)	$—	$8,962
Total assets	$1,366,671	$69,916	$295,678	$5,038	$(201,660)	$1,535,643
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$1,674	$59	$35	$—	$—	$1,768

	Six Months Ended June 30, 2017
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$24,337	$747	$22,403	$—	$(3,043)	$44,444
Gains on sales of loans	—	4,562	—	—	—	4,562
Other noninterest income	5,508	2,307	431	873	—	9,119
Total operating income	29,845	7,616	22,834	873	(3,043)	58,125
Expenses:
Provision for loan losses	200	—	7,300	—	—	7,500
Interest expense	2,960	231	3,905	562	(3,043)	4,615
Salaries and employee benefits	12,902	3,287	4,807	980	—	21,976
Other noninterest expenses	8,878	2,598	2,558	361	—	14,395
Total operating expenses	24,940	6,116	18,570	1,903	(3,043)	48,486
Income (loss) before income taxes	4,905	1,500	4,264	(1,030)	—	9,639
Income tax expense (benefit)	984	596	1,686	(497)	—	2,769
Net income (loss)	$3,921	$904	$2,578	$(533)	$—	$6,870
Total assets	$1,302,634	$62,728	$295,242	$5,925	$(202,450)	$1,464,079
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$939	$282	$65	$11	$—	$1,297

The retail banking segment extends a warehouse line of credit to the mortgage banking segment, providing a portion of the funds needed to originate mortgage loans. The retail banking segment charges the mortgage banking segment interest at the daily FHLB advance rate plus 50 basis points. The retail banking segment also provides the consumer finance segment with a portion of the funds needed to purchase loan contracts by means of variable rate notes that carry interest at one-month LIBOR plus 200 basis points and fixed rate notes that carry interest at rates ranging from 2.0 percent to 8.0 percent. The retail banking segment acquires certain residential real estate loans from the mortgage banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. Certain corporate overhead costs incurred by the retail banking segment are not allocated to the mortgage banking, consumer finance and other segments.

NOTE 9: Commitments and Contingent Liabilities

The Corporation enters into commitments to extend credit in the normal course of business to meet the financing needs of its customers, including loan commitments and standby letters of credit. These instruments involve elements of credit and interest rate risk in excess of the amounts recorded on the Consolidated Balance Sheets. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of these instruments.

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of loan commitments was $234.37 million at June 30, 2018 and $224.50 million at December 31, 2017.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $16.27 million at June 30, 2018 and $15.46 million at December 31, 2017.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Allowance, beginning of period	$2,525	$2,339	$2,489	$2,303
Provision for indemnification losses	16	52	52	88
Payments	—	—	—	—
Allowance, end of period	$2,541	$2,391	$2,541	$2,391

NOTE 10: Derivative Financial Instruments

The Corporation uses derivative financial instruments (or derivatives) primarily to manage risks to the Corporation associated with changing interest rates, and to assist customers with their risk management objectives. The Corporation designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship (cash flow or fair value hedge). The remaining derivatives are classified as free standing derivatives consisting of customer accommodation loan swaps (or loan swaps) and IRLCs.

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

Loan swaps.  The Bank also enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Bank simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate. These back-to-back loan swaps qualify as financial derivatives with fair values reported in “Other assets” and “Other liabilities” in the Consolidated Balance Sheets.  Changes in fair value are recorded in other noninterest expense and net to zero because of the identical amounts and terms of the swaps.

IRLCs.  C&F Mortgage enters into IRLCs with customers to originate loans for which the interest rates are determined prior to funding. C&F Mortgage then mitigates interest rate risk on these IRLCs and loans held for sale by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of mortgage backed securities for loans to be delivered on a mandatory basis. At June 30, 2018, each loan held for sale by C&F Mortgage was subject to a forward sales agreement on a best efforts basis. The fair value of these derivative instruments is reported in “Other assets” in the Consolidated Balance Sheets.

The following tables summarize key elements of the Corporation’s derivative instruments:

	June 30, 2018
	Notional				Collateral
(Dollars in thousands)	Amount[1]	Positions	Assets[2]	Liabilities[2]	Pledged[3]
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$25,000	3	$417	$—	$—
Not designated as hedges:
Customer-related interest rate contracts:
Matched interest rate swaps with borrower	46,279	8	403	1,898	—
Matched interest rate swaps with counterparty	46,279	8	1,898	403	—
Other contracts:
IRLCs	149,044	642	1,312	—	—

	December 31, 2017
	Notional				Collateral
(Dollars in thousands)	Amount[1]	Positions	Assets[2]	Liabilities[2]	Pledged[3]
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$25,000	3	$166	$—	$—
Not designated as hedges:
Customer-related interest rate contracts:
Matched interest rate swaps with borrower	41,295	6	284	977	—
Matched interest rate swaps with counterparty	41,295	6	977	284	—
Other contracts:
IRLCs	99,140	440	528	—	—

[1]	Notional amounts are not recorded in the Consolidated Balance Sheets and are generally used only as a basis on which interest and other payments are determined.
[2]	Balances represent the fair value of derivative financial instruments.
[3]	Collateral pledged may be comprised of cash or securities.

NOTE 11: Other Noninterest Expenses

The following table presents the significant components in the Consolidated  Statements of Income line “Noninterest Expenses-Other.”

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Data processing service and maintenance contracts	$1,457	$1,331	$2,950	$2,588
Professional fees	779	575	1,517	1,281
Marketing and advertising expenses	383	438	843	803
Travel and educational expenses	300	291	671	577
Telecommunication expenses	333	316	679	646
Interchange expense	361	261	695	510
All other noninterest expenses	2,051	2,130	4,084	4,142
Total other noninterest expenses	$5,664	$5,342	$11,439	$10,547

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to: statements regarding future financial performance; strategic business initiatives including the expansion of the indirect lending program to include boats and recreational vehicles (RVs); development of our digital platform; liquidity and capital levels; net interest margin compression; the effect of future market and industry trends including competitive trends in the non-prime consumer finance markets, the Corporation’s and each business segment’s loan portfolio; and business prospects related to each segment’s loan portfolio; asset quality and adequacy of the allowance for loan losses and the level of future charge-offs; trends regarding asset quality and related expenses; the effects of future interest rate levels and fluctuations; the amount and timing of accretion associated with the fair value accounting adjustments recorded in connection with the 2013 acquisition of Central Virginia Bankshares, Inc. (CVBK); adequacy of the allowance for indemnification losses; levels of noninterest income and expense; interest rates and yields including possible future interest rate increases; the deposit portfolio including trends in deposit maturities and rates; interest rate sensitivity; market risk; regulatory developments; monetary policy implemented by the Federal Reserve Board of Governors of the Federal Reserve Bank (the Federal Reserve Board) including changes to the federal funds rate; capital requirements; growth strategy; hedging strategy; and, financial and other goals. These statements may address issues that involve estimates and assumptions made by management, management’s current beliefs, and risks and uncertainties. These statements are inherently uncertain and there can be no assurance that the underlying estimates, assumptions or beliefs will be proven to be accurate.  Actual results could differ materially from historical results or those anticipated or implied by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

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

•	the value of securities held in the Corporation’s investment portfolios

•	demand for loan products

•	the quality or composition of the loan portfolios and the value of the collateral securing those loans

•	the commercial and residential real estate markets

•	the inventory level and pricing of new and used automobiles, including sales prices of repossessed vehicles

•	the level of net charge-offs on loans and the adequacy of our allowance for loan losses

•	deposit flows

•	demand in the secondary residential mortgage loan markets

•	the level of indemnification losses related to mortgage loans sold

•	the strength of the Corporation’s counterparties and the economy in general

•	competition from both banks and non-banks, including competition in the non-prime automobile finance markets

•	demand for financial services in the Corporation’s market area

•	the Corporation's branch and market expansions and technology initiatives

•	cyber threats, attacks or events

•	reliance on third parties for key services

•	the Bank’s product offerings

•	accounting principles, policies and guidelines, and elections made by the Corporation thereunder

These risks and uncertainties, and the risks discussed in more detail in Item 1A, “Risk Factors,” of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2017, should be considered in evaluating the forward-looking statements contained herein. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report.  We undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date on which the statement was made, except as otherwise required by law.

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

Impairment of Loans: We consider a loan impaired when it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement. We do not consider a loan impaired during a period of delay in payment if we expect the ultimate collection of all amounts due. We measure impairment on a loan-by-loan basis for commercial, construction and residential loans based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment in the loan. All TDRs are also considered impaired loans and are evaluated individually. A TDR occurs when we agree to significantly modify the original terms of a loan by granting a concession due to the deterioration in the financial condition of the borrower.

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

Derivative Financial Instruments:  The Corporation uses derivatives primarily to manage risk associated with changing interest rates and to assist customers with their risk management objectives. The Corporation’s derivative financial instruments may include (1) interest rate lock commitments (IRLCs) on mortgage loans that will be held for sale and the related forward sales commitments, (2) interest rate swaps with certain qualifying commercial loan customers and dealer counterparties and (3) interest rate swaps that qualify as cash flow hedges of the Corporation’s trust preferred capital notes. The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the Consolidated Balance Sheets.  Because the IRLCs, forward sales commitments and interest rate swaps with loan customers and dealer counterparties are classified as free standing derivatives, adjustments to reflect unrealized gains and losses resulting from changes in fair value of these instruments are reported in the Consolidated Statements of Income. The effective portion of the gain or loss on the Corporation’s cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and is reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.

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

Financial Performance Measures

Net income for the Corporation was $5.1 million for the second quarter of 2018, or $1.45 per common share assuming dilution, compared with net income of $4.1 million for the second quarter of 2017, or $1.19 per common share assuming dilution. Net income for the Corporation was $9.0 million for the first half of 2018, or $2.56 per common share assuming dilution, compared with net income of $6.9 million for the first half of 2017, or $1.97 per common share assuming dilution.

The Corporation’s annualized ROE and ROA were 14.16 percent and 1.34 percent, respectively, for the second quarter of 2018, compared to 11.63 percent and 1.14 percent, respectively, for the second quarter of 2017. The Corporation’s annualized ROE and ROA were 12.62 percent and 1.19 percent, respectively, for the first half of 2018, compared to 9.76 percent and 0.95 percent, respectively, for the first half of 2017. The increases in ROE and ROA for the second quarter and first half of 2018, compared to the same periods in 2017, resulted from higher earnings.

Principal Business Segments

An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in the section “Results of Operations.”

Retail Banking:  The retail banking segment reported net income of $2.4 million for the second quarter of 2018, compared to net income of $2.1 million for the second quarter of 2017. For the first six months of 2018, the retail banking segment reported net income of $4.8 million, compared to $3.9 million for the first six months of 2017.

In addition to the favorable effect of the lower federal corporate income tax rate, positive factors influencing net income of the retail banking segment for the second quarter and first half of 2018 included: (1) the effect of loan growth on interest income, as average loans increased $36.3 million or 5.2 percent during the second quarter of 2018 and $37.2 million or 5.4 percent during the first half of 2018 compared to the same periods in 2017 and (2) a decline in the provision for loan losses primarily attributable to the stabilization of certain commercial credits in 2018 that were concerns in 2017. Partially offsetting these factors were (1) higher operating expenses associated with C&F Bank continuing to (a) strengthen its technology infrastructure, (b) expand its product offerings, (c) promote brand awareness, (d) expand its market presence in Charlottesville, Virginia and (e) enhance compliance processes and (2) margin compression resulting from an increase in excess cash balances, a decline in yield on securities resulting from a higher mix of lower-yielding taxable securities in 2018, compared to 2017, and an increase in interest-bearing deposits as interest rates continue to rise.

C&F Bank’s total nonperforming assets were $3.0 million at June 30, 2018, compared to $5.4 million at December 31, 2017. Nonperforming assets at June 30, 2018 consisted primarily of $2.8 million in nonaccrual loans, compared to $5.3 million at December 31, 2017. The decline in nonaccrual loans since December 31, 2017 resulted primarily from a partial repayment of one commercial relationship.

Mortgage Banking:  The mortgage banking segment reported net income of $779,000 for the second quarter of 2018, compared to net income of $607,000 for the second quarter of 2017. For the first six months of 2018, the mortgage banking segment reported net income of $1.2 million, compared to net income of $904,000 for the first six months of 2017.

In addition to the favorable effect of the lower federal corporate income tax rate, the increase in net income of the mortgage banking segment for the second quarter and first half of 2018 was due primarily to a decrease in operating expenses compared to the same periods in 2017 resulting from operational efficiencies and management of personnel costs.  In addition, the Lender Solutions division, which provides certain mortgage origination services to third parties, produced fee income of $92,000 and $172,000 in the second quarter and first half of 2018, respectively, compared to $55,000 and $101,000 in the second quarter and first half of 2017. Partially offsetting these factors were a 2.4 percent decrease in loan production in the second quarter of 2018 compared to the second quarter of 2017, which resulted in a decrease in gains on sales of loans, and a decrease in ancillary loan origination fees in the first half of 2018 compared to the first half of 2017. Mortgage loan originations during the second quarter of 2018 for refinancings and home purchases were $22.6 million and $183.9 million, respectively, compared to $22.9 million and $185.9 million, respectively, during the second quarter of 2017. Mortgage loan originations during the first half of 2018 for refinancings and home purchases were $45.2 million and $302.4 million, respectively, compared to $45.5 million and $304.4 million, respectively, during the first half of 2017.

Consumer Finance:  The consumer finance segment reported net income of $2.2 million for the second quarter of 2018, compared to net income of $1.6 million for the second quarter of 2017. For the first six months of 2018, the consumer finance segment reported net income of $3.7 million, compared to net income of $2.6 million for the first six months of 2017.

In addition to the favorable effect of the lower federal corporate income tax rate, positive factors influencing net income of the consumer finance segment for the second quarter and first half of 2018 included (1) a decline of $1.0 million and $2.0 million in the provision for loan losses for the second quarter and first half of 2018, respectively, compared to the same periods in 2017, as a result of lower charge-offs and improving credit quality of the portfolio, as discussed below, and (2) lower personnel and operating expenses resulting from underwriting efficiencies and the purchase of loans with higher credit metrics. Partially offsetting these factors were (1) lower loan yields resulting from competition in the non-prime automobile loan business and the acquisition of loan contracts with higher credit metrics, as well as relatively lower yields on boat and RV loans, and (2) higher-cost variable-rate borrowings resulting from increases in short-term interest rates since the first quarter of 2017.

The annualized net charge-off ratio for the first six months of 2018 decreased to 3.85 percent from 5.34 percent for the first six months of 2017 as a result of a lower number of charge-offs during the first half of 2018. At June 30, 2018, total delinquent loans as a percentage of total loans was 4.18 percent, compared to 5.17 percent at December 31, 2017 and 4.40 percent at June 30, 2017. At June 30, 2018, repossessed vehicles available for sale totaled $247,000, compared to $250,000 at December 31, 2017 and $351,000 at June 30, 2017. The allowance for loan losses was $24.0 million, or 8.11 percent of total loans at June 30, 2018, compared to $24.4 million, or 8.34 percent of total loans at December 31, 2017. If factors influencing the consumer finance segment result in a higher net charge-off ratio in the future, or if the consumer finance segment’s loan portfolio should grow, the segment may need to increase the level of its allowance for loan losses, which would negatively affect future earnings.

During the first quarter of 2018, C&F Finance Company began the expansion of its indirect lending programs to include boats and RVs. These contracts are for prime loans made to individuals with very high credit quality and are therefore priced at rates lower than the consumer finance segment’s non-prime automobile portfolio. While these loans may contribute to net interest margin compression, management expects they will require both a lower provision for loan losses and allowance for loan losses than the consumer finance segment’s non-prime automobile loans, contributing to a decrease in the overall level of the consumer finance segment’s allowance for loan losses as a percentage of total loans. At June 30,

2018, compared to December 31, 2017, the higher composition within the consumer finance segment’s loan portfolio of boat and RV loans accounted for 16 basis points of the 23 basis points decrease in this ratio.

Other Segments:  Other segments, which principally includes the Corporation’s holding company operations and wealth management subsidiary, reported an aggregate net loss of $309,000 and $662,000 for the second quarter and first half of 2018, compared to a net loss of $203,000 and $533,000 for the second quarter and first half of 2017.  The higher net loss during 2018, compared to 2017, included higher operating expenses at the holding company and a lower federal income tax benefit, which were offset in part by higher earnings at the Corporation’s wealth management subsidiary.

Capital Management. Total shareholders' equity was $146.5 million at June 30, 2018, compared to $141.7 million at December 31, 2017. Capital growth resulted primarily from earnings for the first half of 2018, which was offset in part by dividends declared of 34 cents and 68 cents per share during the second quarter and first half of 2018, respectively, and an increase in unrealized holding losses on securities available for sale, which is a component of accumulated other comprehensive loss. The second quarter dividend was paid on July 1, 2018 and equated to a payout ratio of 23.4 percent of second quarter earnings per share. For the four quarters ended June 30, 2018, dividends declared of $1.35 per share equated to 54.5 percent of net income during the same period, which included a $6.6 million reduction in net income due to the remeasurement of deferred income taxes as a result of the enactment of a reduction in the federal corporate income tax rate in December 2017. The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital requirements and expected future earnings.

On April 18, 2018, the Board of Directors reauthorized the Corporation’s share repurchase program for the Corporation’s outstanding common stock (the Repurchase Program) to purchase up to $5.0 million of the Corporation’s common stock through May 31, 2019.  As of June 30, 2018, the Corporation had not used any of this authority and remained authorized to purchase up to $5.0 million of the Corporation’s common stock under the Repurchase Program.

RESULTS OF OPERATIONS

The following table presents the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three and six months ended June 30, 2018 and 2017.  Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Accretion and amortization of fair value purchase adjustments are included in the computation of yields on loans and investments and on the cost of borrowings acquired in connection with the purchase of CVBK. The CVBK accretion contributed approximately 17 basis points to the yield on loans and 12 basis points to both the yield on interest earning assets and the net interest margin for the second quarter of 2018, compared to approximately 13 basis points to the yield on loans and 10 basis points to both  the yield on interest earning assets and the net interest margin for the second quarter of 2017. The CVBK accretion contributed approximately 25 basis points to the yield on loans and 19 basis points to both the yield on interest earning assets and the net interest margin for the first six months of 2018, compared to approximately 16 basis points to the yield on loans and 13 basis points to both  the yield on interest earning assets and the net interest margin for the first six months of 2017. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis, which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid using the federal corporate income tax rate of 21 percent that was applicable for the second quarter and first half of 2018 and 34 percent that was applicable for the second quarter and first half of 2017.

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended June 30,
	2018			2017
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$136,185	$776	2.28%	$115,040	$631	2.19%
Tax-exempt	88,452	880	3.98	99,729	1,238	4.97
Total securities	224,637	1,656	2.95	214,769	1,869	3.48
Total loans	1,068,305	20,632	7.75	1,030,699	20,711	8.06
Interest-bearing deposits in other banks	129,698	553	1.71	112,177	278	0.99
Total earning assets	1,422,640	22,841	6.44	1,357,645	22,858	6.75
Allowance for loan losses	(35,649)			(36,163)
Total non-earning assets	125,912			132,890
Total assets	$1,512,903			$1,454,372

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing demand deposits	$225,460	174	0.31	$214,391	114	0.21
Money market deposit accounts	215,502	150	0.28	217,142	145	0.27
Savings accounts	117,995	24	0.08	109,755	22	0.08
Certificates of deposit, $100 or more	175,819	529	1.21	164,237	460	1.12
Other certificates of deposit	177,767	452	1.02	183,197	419	0.92
Total time and savings deposits	912,543	1,329	0.58	888,722	1,160	0.52
Borrowings	167,228	1,335	3.19	165,285	1,185	2.87
Total interest-bearing liabilities	1,079,771	2,664	0.99	1,054,007	2,345	0.89
Demand deposits	263,234			233,663
Other liabilities	26,723			24,287
Total liabilities	1,369,728			1,311,957
Shareholders’ equity	143,175			142,415
Total liabilities and shareholders’ equity	$1,512,903			$1,454,372
Net interest income		$20,177			$20,513
Interest rate spread			5.45%			5.86%
Interest expense to average earning assets (annualized)			0.75%			0.69%
Net interest margin (annualized)			5.69%			6.06%

	Six Months Ended June 30,
	2018			2017
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$134,994	$1,524	2.26%	$111,091	$1,212	2.18%
Tax-exempt	89,110	1,786	4.01	102,323	2,545	4.97
Total securities	224,104	3,310	2.95	213,414	3,757	3.52
Total loans	1,063,744	41,456	7.86	1,027,902	41,093	8.06
Interest-bearing deposits in other banks	128,869	1,017	1.59	109,649	487	0.90
Total earning assets	1,416,717	45,783	6.51	1,350,965	45,337	6.76
Allowance for loan losses	(35,715)			(36,322)
Total non-earning assets	126,737			133,131
Total assets	$1,507,739			$1,447,774

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing demand deposits	$227,330	359	0.32	$220,239	237	0.22
Money market deposit accounts	219,708	307	0.28	217,487	288	0.27
Savings accounts	116,025	46	0.08	107,946	43	0.08
Certificates of deposit, $100 or more	174,167	1,050	1.22	162,128	870	1.08
Other certificates of deposit	178,680	887	1.00	182,669	857	0.95
Total time and savings deposits	915,910	2,649	0.58	890,469	2,295	0.52
Borrowings	167,001	2,591	3.10	165,017	2,320	2.81
Total interest-bearing liabilities	1,082,911	5,240	0.97	1,055,486	4,615	0.88
Demand deposits	256,167			227,233
Other liabilities	26,632			24,335
Total liabilities	1,365,710			1,307,054
Shareholders’ equity	142,029			140,720
Total liabilities and shareholders’ equity	$1,507,739			$1,447,774
Net interest income		$40,543			$40,722
Interest rate spread			5.54%			5.88%
Interest expense to average earning assets (annualized)			0.74%			0.69%
Net interest margin (annualized)			5.77%			6.08%

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

TABLE 2: Rate-Volume Recap

	Three Months Ended June 30, 2018 from 2017
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$(3,169)	$3,090	$(79)
Securities:
Taxable	25	120	145
Tax-exempt	(228)	(130)	(358)
Interest-bearing deposits in other banks	226	49	275
Total interest income	(3,146)	3,129	(17)
Interest expense:
Time and savings deposits:
Interest-bearing demand deposits	54	6	60
Money market deposit accounts	11	(6)	5
Savings accounts	—	2	2
Certificates of deposit, $100 or more	36	33	69
Other certificates of deposit	104	(71)	33
Total time and savings deposits	205	(36)	169
Borrowings	136	14	150
Total interest expense	341	(22)	319
Change in net interest income	$(3,487)	$3,151	$(336)

	Six Months Ended June 30, 2018 from 2017
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$(2,258)	$2,621	$363
Securities:
Taxable	44	268	312
Tax-exempt	(455)	(304)	(759)
Interest-bearing deposits in other banks	432	98	530
Total interest income	(2,237)	2,683	446
Interest expense:
Time and savings deposits:
Interest-bearing demand deposits	114	8	122
Money market deposit accounts	15	4	19
Savings accounts	—	3	3
Certificates of deposit, $100 or more	113	67	180
Other certificates of deposit	75	(45)	30
Total time and savings deposits	317	37	354
Borrowings	243	28	271
Total interest expense	560	65	625
Change in net interest income	$(2,797)	$2,618	$(179)

Net interest income, on a taxable-equivalent basis, for the three months ended June 30, 2018 was $20.2 million, compared to $20.5 million for the three months ended June 30, 2017. Net interest income, on a taxable-equivalent basis, for the first half of 2018 was $40.5 million, compared to $40.7 million for the first half of 2017. Annualized net interest margin decreased 37 basis points to 5.69 percent for the second quarter of 2018, relative to the same period in 2017, and decreased 31 basis points to 5.77 percent for the first half of 2018, relative to the same period in 2017. The net interest margin declines resulted from a 31 and 25 basis points decline in the yield on interest-earning assets coupled with a 10 and nine basis points increase in the cost of interest-bearing liabilities for the second quarter and first half of 2018, respectively, compared to the same periods in 2017.  The decline in yield on interest-earning assets for the second quarter and first half of 2018 was primarily attributable to decreases in the yields on the loan and investment securities portfolios. The decrease in the net interest margin was offset in part by average earning asset growth of $65.0 million and $65.8 million for the second quarter and first half of 2018, respectively, over the same periods of 2017.

Average loans, which includes both loans held for investment and loans held for sale, increased $37.6 million to $1.07 billion for the second quarter of 2018, compared to the same period in 2017. Average loans increased $35.8 million to $1.06 billion for the first half of 2018, compared to the same period in 2017. Average loans held for investment of the retail banking segment increased $36.3 million, or 5.2 percent, for the second quarter of 2018, compared to the same period in 2017, and increased $37.2 million, or 5.4 percent, for the first half of 2018, compared to the same period in 2017.  Average loans at the retail banking segment increased for both the second quarter and first half of 2018 because of growth in the commercial real estate and real estate construction segments of the loan portfolio, which was driven by the continued strong loan demand in the real estate development and construction sectors of our markets. Average loans held for investment at the consumer finance segment were essentially unchanged during the second quarter of 2018, compared to the same period in 2017,  and decreased $3.4 million, or 1.2 percent for the first half of 2018, compared to the same period of 2017, as a result of competition within the nonprime automobile finance industry.    Average loans held for sale increased  $1.2 million, or 3.0 percent for the second quarter of 2018, compared to the same period in 2017, and increased $1.9 million, or 5.4 percent for the first half of 2018, compared to the same period in 2017.

The overall yield on average loans decreased 31 basis points to 7.75 percent for the second quarter of 2018, compared to the same period of 2017, and decreased 20 basis points to 7.86 percent for the first half of 2018, compared to the same period of 2017. The decrease in the average loan yield was due to (1) the increased composition within the loan portfolio of lower-yielding loans at the retail banking segment relative to the higher-yielding non-prime loans at the consumer finance segment and (2) the decline in the average yield on loans at the consumer finance segment due primarily to continued competition in the non-prime automobile loan business.

Average securities available for sale increased $9.9 million and $10.7 million for the second quarter and first half of 2018, compared to the same periods in 2017. However, the average yield on the securities portfolio decreased 53 basis points and 57 basis points for the second quarter and first half of 2018, respectively, compared to the same periods in 2017, due to the decrease in the corporate income tax rate as a result of the Act, which reduced the tax equivalent yield on tax-exempt bonds, and continued purchasing in 2018 of securities with lower yields than the overall portfolio and shorter expected durations than the original durations of securities that have been called or have matured.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the Federal Reserve Bank, increased $17.5 million and $19.2 million during the second quarter and first half of 2018, compared to the same periods in 2017. The increase during the second quarter and first half of 2018 resulted from customer deposit growth exceeding loan and securities growth at the retail banking segment. The average yield on these overnight funds increased 72 basis points and 69 basis points for the second quarter and first half of 2018, respectively, compared to the same periods in 2017, because of the Federal Reserve Bank’s increases in the interest rate on excess cash reserve balances from 0.75 percent in December 2016 to 1.95 percent by the end of the second quarter of 2018.

Average interest-bearing time deposits increased $6.2 million and $8.1 million for the second quarter and first half of 2018,  respectively, and average savings and interest-bearing demand deposits increased $17.7 million and $17.4 million for the second quarter and first half of 2018, respectively, in each case compared to the second quarter and first half of 2017.  Although interest rates have risen since June 30, 2017, the increase in the average cost of interest-bearing deposits was only six basis points during the second quarter and first half of 2018 because growth in lower-cost non-term interest-bearing deposits exceeded growth in higher-cost time deposits and the repricing of deposit accounts lagged market interest rate increases.

Average borrowings increased $1.9 million and $2.0 million for the second quarter and first half of 2018, respectively, compared to the same periods in 2017. The increase resulted from fluctuations in repurchase agreements with commercial deposit customers. The average cost of borrowings increased 32 basis points and 29 basis points during the second quarter and first half of 2018, respectively, compared to the same periods in 2017, because of increases in short-term interest rates, to which variable-rate borrowing at the consumer finance segment is indexed.

The Corporation believes that it may be challenging to maintain net interest margin at its current level, even with the projected loan growth at the Bank during 2018, because of (i) the potential for further increases in short-term interest rates and repricing of time deposits at current market rates as they mature, which may drive increases in the cost of customer deposits, (ii) lower yields on consumer finance segment loans resulting from continued market competition and growth in lower-yielding higher-quality loans (including boat and RV loans) and (iii) anticipated increases in short-term interest rates, which will trigger higher-costing variable-rate borrowings at the consumer finance segment.

Noninterest Income

TABLE 3: Noninterest Income

	Three Months Ended June 30, 2018
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$2,408	$—	$—	$2,408
Service charges on deposit accounts	1,041	—	—	—	1,041
Other service charges and fees	451	1,092	1	—	1,544
Net losses on calls of available for sale securities	(1)	—	—	—	(1)
Wealth management services income	—	—	—	459	459
Interchange income	981	—	—	—	981
Other income	424	154	161	70	809
Total noninterest income	$2,896	$3,654	$162	$529	$7,241

	Three Months Ended June 30, 2017
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$2,619	$—	$—	$2,619
Service charges on deposit accounts	1,109	—	—	—	1,109
Other service charges and fees	393	1,034	2	—	1,429
Net gains on calls of available for sale securities	7	—	—	—	7
Wealth management services income	—	—	—	428	428
Interchange income	858	—	—	—	858
Other income	518	185	197	62	962
Total noninterest income	$2,885	$3,838	$199	$490	$7,412

	Six Months Ended June 30, 2018
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$4,647	$—	$—	$4,647
Service charges on deposit accounts	2,090	—	—	—	2,090
Other service charges and fees	758	1,843	3	—	2,604
Net gains on calls of available for sale securities	4	—	—	—	4
Wealth management services income	—	—	—	884	884
Interchange income	1,887	—	—	—	1,887
Other income	776	260	407	128	1,571
Total noninterest income	$5,515	$6,750	$410	$1,012	$13,687

	Six Months Ended June 30, 2017
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$4,562	$—	$—	$4,562
Service charges on deposit accounts	2,178	—	—	—	2,178
Other service charges and fees	686	1,934	4	—	2,624
Net gains on calls of available for sale securities	8	—	—	—	8
Wealth management services income	—	—	—	750	750
Interchange income	1,709	—	—	—	1,709
Other income	927	373	427	123	1,850
Total noninterest income	$5,508	$6,869	$431	$873	$13,681

Total noninterest income decreased $171,000, or 2.3 percent, in the second quarter of 2018, compared to the second quarter of 2017, and remained level in the first half of 2018 with the first half of 2017.  The decrease in noninterest income during the second quarter of 2018, as compared to the second quarter of 2017, was primarily due to (1) a decrease in gains on sales of loans at the mortgage banking segment as a result of lower mortgage loan volume and (2) decreased service charges on deposit accounts, which consists of overdraft and account maintenance fees, at the retail banking segment, partially offset by increases in (1) debit card interchange income at the retail banking segment, (2) other service charges and fees at the retail banking segment and (3) ancillary loan origination fees at the mortgage banking segment. While total noninterest income in the first half of 2018 was level with the first half of 2017, there were increases in (1) debit card interchange income at the retail banking segment, (2) wealth management services income at C&F Wealth Management and (3) gains on sales of loans at the mortgage banking segment. These increases were partially offset by decreased (1) ancillary loan origination fees at the mortgage banking segment and (2) service charges on deposit accounts at the retail banking segment.

Noninterest Expense

TABLE 4: Noninterest Expense

	Three Months Ended June 30, 2018
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$6,754	$1,560	$2,228	$531	$11,073
Occupancy expense	1,311	489	208	16	2,024
Other expenses:
Data processing	1,480	12	317	9	1,818
Other expenses	2,046	817	863	120	3,846
Total noninterest expense	$11,591	$2,878	$3,616	$676	$18,761

	Three Months Ended June 30, 2017
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$6,543	$1,804	$2,395	$442	$11,184
Occupancy expense	1,172	480	208	17	1,877
Other expenses:
Data processing	1,277	13	293	9	1,592
Other expenses	2,057	815	752	126	3,750
Total noninterest expense	$11,049	$3,112	$3,648	$594	$18,403

	Six Months Ended June 30, 2018
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$13,240	$3,003	$4,493	$1,070	$21,806
Occupancy expense	2,653	960	411	31	4,055
Other expenses:
Data processing	2,971	27	627	20	3,645
Other expenses	4,194	1,606	1,657	337	7,794
Total noninterest expense	$23,058	$5,596	$7,188	$1,458	$37,300

	Six Months Ended June 30, 2017
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$12,902	$3,287	$4,807	$980	$21,976
Occupancy expense	2,428	975	411	34	3,848
Other expenses:
Data processing	2,465	26	590	17	3,098
Other expenses	4,084	1,597	1,458	310	7,449
Total noninterest expense	$21,879	$5,885	$7,266	$1,341	$36,371

Total noninterest expenses increased $358,000, or 1.9 percent, in the second quarter of 2018, and increased $929,000, or 2.6 percent in the first half of 2018, compared to the same periods in 2017. The increase in noninterest expenses resulted primarily from higher operating costs at the retail banking segment attributable to (1) increased personnel associated with the Bank's new retail branch in Charlottesville, Virginia and commercial lending programs, (2) higher data processing expenses associated with enhancing the technology infrastructure and expanding our digital product offerings, (3) increased compliance costs and (4) marketing expenses associated with promoting brand awareness.  Partially offsetting these factors were (1) decreased salaries and employee benefits expense at the mortgage banking segment resulting from operating efficiencies and managing personnel costs and (2) decreased salaries and employee benefits expenses at the consumer finance segment resulting from underwriting efficiencies and the purchase of loans with higher credit metrics.

Income Taxes

Income tax expense for the second quarter of 2018 was $1.4 million resulting in an effective tax rate of 21.6 percent, compared with $1.8 million, or an effective tax rate of 30.9 percent, for the second quarter of 2017.  Income tax expense for the first half of 2018 was $2.3 million resulting in an effective tax rate of 20.3 percent, compared with $2.8 million, or an effective tax rate of 28.7 percent, for the first half of 2017. The lower effective tax rate in the second quarter and first half of 2018 resulted from the reduction in the corporate income tax rate from 35 percent to 21 percent beginning January 1, 2018, the benefit of which was offset in part by lower tax savings on tax-exempt investment securities income during the second quarter and first half of 2018 due to the lower income tax rate, coupled with a decline in the average balance of tax-exempt securities.

ASSET QUALITY

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. Table 5 summarizes the allowance activity for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Three Months Ended June 30,
(Dollars in thousands)	2018	2017
Balance, beginning of period	$35,600	$36,734
Provision for loan losses:
Retail Banking	—	100
Consumer Finance	2,000	3,000
Total provision for loan losses	2,000	3,100
Loans charged off:
Real estate—residential mortgage	—	(1)
Commercial, financial and agricultural[1]	—	(1)
Consumer	(62)	(68)
Consumer finance	(3,365)	(4,427)
Total loans charged off	(3,427)	(4,497)
Recoveries of loans previously charged off:
Real estate—residential mortgage	13	24
Commercial, financial and agricultural[1]	17	4
Consumer	47	46
Consumer finance	1,143	1,085
Total recoveries	1,220	1,159
Net loans charged off	(2,207)	(3,338)
Balance, end of period	$35,393	$36,496
Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking	—%	—%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	3.02%	4.54%

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Balance, beginning of period	$35,726	$37,066
Provision for loan losses:
Retail Banking	—	200
Consumer Finance	5,300	7,300
Total provision for loan losses	5,300	7,500
Loans charged off:
Real estate—residential mortgage	—	(6)
Commercial, financial and agricultural[1]	(2)	(154)
Consumer	(133)	(130)
Consumer finance	(7,948)	(10,105)
Total loans charged off	(8,083)	(10,395)
Recoveries of loans previously charged off:
Real estate—residential mortgage	35	38
Commercial, financial and agricultural[1]	22	11
Consumer	95	87
Consumer finance	2,298	2,189
Total recoveries	2,450	2,325
Net loans charged off	(5,633)	(8,070)
Balance, end of period	$35,393	$36,496
Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking	—%	0.04%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	3.85%	5.34%

1Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Table 6 presents the allocation of the allowance for loan losses as of the dates indicated.

TABLE 6: Allocation of Allowance for Loan Losses

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,298	$2,371
Real estate—construction [1]	945	605
Commercial, financial and agricultural [2]	6,978	7,478
Equity lines	917	688
Consumer	252	231
Consumer finance	24,003	24,353
Total allowance for loan losses	$35,393	$35,726
Ratio of loans to total period-end loans:
Real estate—residential mortgage	18%	19%
Real estate—construction [1]	7	4
Commercial, financial and agricultural [2]	40	43
Equity lines	5	5
Consumer	1	1
Consumer finance	29	28
	100%	100%

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

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

•	Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

TABLE 7: Credit Quality Indicators

Loans by credit quality indicators as of June 30, 2018 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$180,214	$1,223	$1,891	$773	$184,101
Real estate – construction [2]	66,796	754	—	—	67,550
Commercial, financial and agricultural [3]	395,614	2,354	15,439	1,236	414,643
Equity lines	54,759	314	221	824	56,118
Consumer	13,248	3	321	—	13,572
	$710,631	$4,648	$17,872	$2,833	$735,984

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$295,261	$560	$295,821

[1]	At June 30, 2018, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Included in the table above are loans purchased in connection with the acquisition of CVB of $40.4 million pass rated, $1.1 million special mention, $1.5 million substandard and $140,000 substandard nonaccrual.

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

Table 8 summarizes nonperforming assets as of the dates indicated.

TABLE 8: Nonperforming Assets

Retail Banking Segment

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Loans, excluding purchased loans	$689,537	$686,605
Purchased performing loans[1]	40,458	42,793
Purchased credit impaired loans[1]	2,695	3,103
Total loans	$732,690	$732,501

Nonaccrual loans	$2,654	$5,111
Purchased performing-nonaccrual loans	140	161
Total nonaccrual loans[2]	2,794	5,272
OREO	168	168
Total nonperforming assets	$2,962	$5,440

Accruing loans past due for 90 days or more[3]	$531	$306
Troubled debt restructurings (TDRs)[4]	$6,795	$9,748
Purchased performing TDRs	$1,131	$1,148
Allowance for loan losses (ALL)	$10,792	$10,775
Nonperforming assets to total loans and OREO	0.40%	0.74%
ALL to total loans, excluding purchased credit impaired loans	1.48	1.48
ALL to total nonaccrual loans	386.26	204.38

[1]

The loans acquired from CVB are tracked in two separate categories – “purchased performing” and “purchased credit impaired.” The remaining discount for the purchased performing loans was $2.1 million at June 30, 2018 and $2.3 million at December 31, 2017. The remaining discount for the purchased credit impaired loans was $8.8 million at June 30, 2018 and $9.8 million at December 31, 2017.

[2]	Total nonaccrual loans include nonaccrual TDRs of $1.3 million at June 30, 2018 and $3.9 million at December 31, 2017.
[3]	Accruing loans past due for 90 days or more include purchased credit impaired loans of $167,000 as of June 30, 2018 and $90,000 as of December 31, 2017.
[4]	TDRs exclude purchased performing TDRs acquired from CVB, which are shown separately above.

Mortgage Banking Segment

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Nonaccrual loans	$39	$39
Total loans	$3,294	$3,283
ALL	$598	$598
Nonaccrual loans to total loans	1.18%	1.19%
ALL to total loans	18.15	18.22
ALL to nonaccrual loans	15.33	15.33

Consumer Finance Segment

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Nonaccrual loans	$560	$764
Accruing loans past due for 90 days or more	$—	$—
Repossessed assets	$247	$250
Total loans	$295,821	$292,004
ALL	$24,003	$24,353
Nonaccrual consumer finance loans to total consumer finance loans	0.19%	0.26%
ALL to total consumer finance loans	8.11	8.34

Nonperforming assets of the retail banking segment totaled $3.0 million at June 30, 2018, compared to $5.4 million at December 31, 2017.  Nonperforming assets at June 30, 2018 consisted primarily of $2.8 million in nonaccrual loans, compared to $5.3 million at December 31, 2017. The decline in nonaccrual loans during 2018 resulted primarily from a partial repayment of one commercial relationship.

The allowance for loan losses as a percentage of total loans, excluding PCI loans, at June 30, 2018 was maintained at 1.48 percent, compared to December 31, 2017.  We believe that the current level of the allowance for loan losses at the retail banking segment is adequate to absorb probable losses inherent in the loan portfolio, based on the relevant history of charge-offs and recoveries, current economic conditions, overall portfolio quality and review of specifically criticized loans. If loan concentrations within the retail banking segment’s loan portfolio result in higher credit risk or if economic conditions deteriorate in future periods, a higher level of nonperforming loans may be experienced, which may then require a higher provision for loan losses.

Nonaccrual loans at the consumer finance segment were $560,000 at June 30, 2018, compared to $764,000 at December 31, 2017.  Nonaccrual consumer finance loans remain low relative to the allowance for loan losses and the total consumer finance loan portfolio because the consumer finance segment generally initiates repossession of loan collateral once a loan becomes more than 60 days delinquent.  Repossessed vehicles of the consumer finance segment are classified as other assets and consist only of vehicles the Corporation has the legal right to sell.  Prior to the reclassification from loans to repossessed vehicles, the difference between the carrying amount of each loan and the fair value of each vehicle (i.e. the deficiency) is charged against the allowance for loan losses. At June 30, 2018, repossessed vehicles available for sale totaled $247,000, compared to $250,000 at December 31, 2017.

The consumer finance segment’s allowance for loan losses decreased $350,000 to $24.0 million at June 30, 2018 from $24.4 million at December 31, 2017, and its provision for loan losses decreased $2.0 million for the first half of 2018, compared to the same period in 2017. The decrease in the allowance and the lower provision resulted from lower charge-offs and an overall improvement in the credit quality of the portfolio in the first half of 2018.  Delinquent loans as a percentage of total loans decreased to 4.18 percent at June 30, 2018 from 5.17 percent at December 31, 2017. The annualized net charge-off ratio for the first half of 2018 decreased to 3.85 percent from 5.34 percent for the first half of 2017 because of the lower number of charge-offs during the first half of 2018. The allowance for loan losses as a percentage of loans decreased to 8.11 percent at June 30, 2018, compared to 8.34 percent at December 31, 2017. Management expects the boat and RV loan contracts purchased by the consumer finance segment beginning in the first quarter of 2018, which are contracts for prime loans made to borrowers with very high credit quality, to require both a lower provision for loan losses and allowance for loan losses than the consumer finance segment’s non-prime automobile loans, contributing to a decrease in the overall level of the consumer finance segment’s allowance for loan losses as a percentage of total loans. At June 30, 2018, compared to December 31, 2017, the higher composition within the consumer finance segment’s loan portfolio of boat and RV loans accounted for 16 basis points of the 23 basis points decrease in this ratio. We believe that the current level of the allowance for loan losses at the consumer finance segment is adequate to absorb probable losses inherent in the loan portfolio.

Impaired Loans

We measure impaired loans either based on fair value of the loan using the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent, or using the present value of expected future cash flows discounted at the loan’s effective interest rate. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. TDRs occur when we agree to significantly modify the original terms of a loan by granting a concession due to the deterioration in the financial condition of the borrower. These concessions typically are made for loss mitigation purposes and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. TDRs are considered impaired loans.

TABLE 9: Impaired Loans

Impaired loans, which included TDRs of $7.9 million, and the related allowance at June 30, 2018, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,669	$1,259	$2,308	$111	$3,642	$85
Commercial, financial and agricultural:
Commercial real estate lending	4,390	1,956	2,155	680	5,386	76
Commercial business lending	33	26	—	—	28	—
Equity lines	228	31	194	194	226	1
Consumer	321	322	—	—	322	7
Total	$8,641	$3,594	$4,657	$985	$9,604	$169

Impaired loans, which consisted solely of TDRs, and the related allowance at December 31, 2017, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,745	$1,603	$2,033	$214	$3,743	$184
Commercial, financial and agricultural:
Commercial real estate lending	6,981	2,841	4,031	615	7,818	168
Commercial business lending	41	35	—	—	45	—
Equity lines	32	31	—	—	32	2
Consumer	321	322	—	—	321	13
Total	$11,120	$4,832	$6,064	$829	$11,959	$367

TDRs at June 30, 2018 and December 31, 2017 were as follows:

TABLE 10: Troubled Debt Restructurings

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Accruing TDRs	$6,645	$7,015
Nonaccrual TDRs[1]	1,281	3,881
Total TDRs[2]	$7,926	$10,896

[1]	Included in nonaccrual loans in Table 8: Nonperforming Assets.
[2]	Included in impaired loans in Table 9: Impaired Loans.

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

FINANCIAL CONDITION

At June 30, 2018, the Corporation had total assets of $1.5 billion, which was an increase of $26.6 million since December 31, 2017. The increase resulted primarily from deposit growth that exceeded funding needs which resulted in  an increase in liquidity.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total loans held for investment at the dates indicated.

TABLE 11: Summary of Loans Held for Investment

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate—residential mortgage	$184,101	18%	$184,863	19%
Real estate—construction [1]	67,550	7	44,782	4
Commercial, financial, and agricultural [2]	414,643	40	437,884	43
Equity lines	56,118	5	55,237	5
Consumer	13,572	1	13,018	1
Consumer finance	295,821	29	292,004	28
Total loans	1,031,805	100%	1,027,788	100%
Less allowance for loan losses	(35,393)		(35,726)
Total loans, net	$996,412		$992,062

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Investment Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At June 30, 2018 and December 31, 2017, all securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 12: Securities Available for Sale

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$15,553	7%	$16,173	8%
Mortgage-backed securities	104,422	47	97,058	44
Obligations of states and political subdivisions	101,894	46	105,745	48
Total available for sale securities at fair value	$221,869	100%	$218,976	100%

For more information about the Corporation's securities available for sale, including information about securities in an unrealized loss position at June 30, 2018 and December 31, 2017, see Part I, Item 1, “Financial Statements” under the heading “Note 2: Securities” in this Quarterly Report on Form 10-Q.

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first half of 2018, deposits increased $22.0 million to $1.19 billion at June 30, 2018, compared to $1.17 billion at December 31, 2017. This increase resulted primarily from a $31.6 million increase in noninterest-bearing demand deposits and a $3.1 million increase in time deposits. Partially offsetting this increase was a $12.7 million decrease in savings and interest-bearing demand deposits resulting primarily from the cyclical decline in municipal deposits.

The Corporation had $2.7 million in brokered money market deposits outstanding at June 30, 2018. The source of these brokered deposits is uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Borrowings

Borrowings decreased to $166.1 million at June 30, 2018 from $167.9 million at December 31, 2017 as a result of fluctuations in repurchase arrangements with commercial deposit customers.

Off-Balance Sheet Arrangements

As of June 30, 2018, there have been no material changes to the off-balance sheet arrangements disclosed in Part II, Item 7, "Management's Discussion and Analysis," under the heading "Off-Balance-Sheet Arrangements" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2017.

Contractual Obligations

As of June 30, 2018, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in Part II, Item 7, “Management's Discussion and Analysis," under the heading “Table 20: Contractual Obligations” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2017.

The Corporation uses derivatives to manage exposure to interest rate risk through the use of interest rate swaps. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts.

The Corporation has interest rate swaps that qualify as cash flow hedges. The Corporation’s cash flow hedges effectively modify the Corporation’s exposure to interest rate risk by converting variable rates of interest on $15.0 million and $10.0 million of the Corporation’s trust preferred capital notes to fixed rates of interest until December 2019 and September 2020, respectively. The cash flow hedges’ total notional amount is $25.0 million. At June 30, 2018, the cash flow hedges had a fair value of $417,000, which is recorded in other assets. The cash flow hedges were fully effective at June 30, 2018.  Therefore, the net gain on cash flow hedges was recognized  as a component of other comprehensive income, net of deferred income taxes.

Pursuant to a program the Corporation initiated during 2016, the Corporation also enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs.  The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms.  The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate.  At June 30, 2018, the total notional amount of the interest rate swaps on loans was $92.6 million and the interest rate swaps had a net fair value of zero, with $2.3 million recognized in other assets and $2.3 million recognized in other liabilities.  These swaps are not designated as hedging instruments; therefore, changes in fair values are recorded in other noninterest expense.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available for sale, totaled $253.14 million at June 30, 2018, compared to $219.1 million at December 31, 2017. The increase since December 31, 2017 is primarily the result of an increase in nonpledged securities and growth in deposits in excess of loan funding needs. The Corporation’s funding sources are presented in Table 13.

TABLE 13: Funding Sources

	June 30, 2018
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$65,000	$—	$65,000
Repurchase lines of credit	50,000	—	50,000
Borrowings from FHLB	153,064	47,000	106,064
Borrowings from Federal Reserve Bank	6,005	—	6,005
Revolving line of credit	120,000	75,029	44,971
Total	$394,069	$122,029	$272,040

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

					Minimum To Be
					Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2018:
Total Capital (to Risk-Weighted Assets)
Corporation	$176,612	14.9%	$94,359	8.0%	N/A	N/A
C&F Bank	174,717	14.9	94,087	8.0	$117,608	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	161,654	13.7	70,769	6.0	N/A	N/A
C&F Bank	159,760	13.6	70,564	6.0	94,087	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	136,729	11.6	53,077	4.5	N/A	N/A
C&F Bank	159,760	13.6	52,924	4.5	76,445	6.5
Tier 1 Capital (to Average Assets)
Corporation	161,654	10.8	59,955	4.0	N/A	N/A
C&F Bank	159,760	10.7	59,867	4.0	74,833	5.0

As of December 31, 2017:
Total Capital (to Risk-Weighted Assets)
Corporation	$170,376	14.4%	$94,383	8.0%	N/A	N/A
C&F Bank	167,657	14.2	94,163	8.0	$117,704	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	155,370	13.2	70,787	6.0	N/A	N/A
C&F Bank	152,684	13.0	70,622	6.0	94,163	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	130,445	11.1	53,091	4.5	N/A	N/A
C&F Bank	152,684	13.0	52,967	4.5	76,507	6.5
Tier 1 Capital (to Average Tangible Assets)
Corporation	155,370	10.5	59,083	4.0	N/A	N/A
C&F Bank	152,684	10.4	58,934	4.0	73,667	5.0

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

In addition to the regulatory risk-based capital amounts presented above, the Corporation and the Bank must maintain a capital conservation buffer of additional total capital and CET1 as required by the Basel III Final Rule.  The buffer began applying to the Corporation and the Bank on January 1, 2016, and is subject to phase-in from 2016 to 2019 in equal annual installments of 0.625%.  Accordingly, at June 30, 2018, the Corporation and the Bank were required to maintain a capital conservation buffer of 1.875%.  At June 30, 2018, the Corporation exceeded the total capital conservation buffer by 510 basis points, and the Bank exceeded the total capital conservation buffer by 498 basis points.  Also at June 30, 2018, the Corporation and the Bank exceeded the CET1 capital conservation buffer by 522 basis points and 721 basis points, respectively.

The Corporation's capital resources may be affected by the Corporation's Repurchase Program, which was reauthorized by the Corporation's Board of Directors during the second quarter of 2018. Under this program the Corporation is authorized to purchase up to $5.0 million of  its common stock. Repurchases under the program may be made through privately-negotiated transactions or open-market transactions, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program will be determined by management and the Board of Directors in their discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions. The Repurchase Program is authorized through May 31, 2019. As of June 30, 2018, $5.0 million of the Corporation's common stock may be purchased under the Corporation's Repurchase Program.

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

ITEM 4.CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2018 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s second quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

As previously described, the Corporation has a Repurchase Program that is authorized through May 2019. As of June 30, 2018, $5.0 million of the Corporation’s common stock, which is the total amount authorized, may be purchased under the Repurchase Program.

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended months ended June 30, 2018.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
(Dollars in thousands, except for per share amounts)	Shares Purchased	per Share	Programs	Programs
April 1, 2018 - April 30, 2018	—	$—	—	$5,000
May 1, 2018 - May 31, 2018	—	—	—	5,000
June 1, 2018 - June 30, 2018[1]	210	63.70	—	5,000
Total	210	63.70	—

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

C&F FINANCIAL CORPORATION
(Registrant)

Date:	August 8, 2018	By:	/s/ Larry G. Dillon
Larry G. Dillon
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2018		/s/ Jason E. Long
Jason E. Long
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)