Form 10-Q
period 2018-09-30
C & F FINANCIAL CORP
filed 2018-11-07
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒

At November 5, 2018, the latest practicable date for determination, 3,501,741 shares of common stock, $1.00 par value, of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for per share amounts)

	September 30,	December 31,
	2018	2017
Assets	(unaudited)	*
Cash and due from banks	$12,440	$14,070
Interest-bearing deposits in other banks	96,709	105,353
Total cash and cash equivalents	109,149	119,423
Securities—available for sale at fair value, amortized cost of $220,753 and $218,168, respectively	217,114	218,976
Loans held for sale, at fair value	45,979	55,384
Loans, net of allowance for loan losses of $34,959 and $35,726, respectively	1,002,423	992,062
Restricted stock, at cost	3,247	3,298
Corporate premises and equipment, net	37,053	36,969
Other real estate owned, net of valuation allowance of $57 and $57, respectively	188	168
Accrued interest receivable	7,354	7,589
Goodwill	14,425	14,425
Core deposit and other amortizable intangible assets, net	1,234	1,594
Bank-owned life insurance	15,869	15,589
Net deferred tax asset	12,953	12,093
Other assets	32,616	31,486
Total assets	$1,499,604	$1,509,056

Liabilities
Deposits
Noninterest-bearing demand deposits	$276,298	$247,669
Savings and interest-bearing demand deposits	535,915	575,807
Time deposits	346,242	347,953
Total deposits	1,158,455	1,171,429
Short-term borrowings	15,030	20,621
Long-term borrowings	119,529	122,029
Trust preferred capital notes	25,237	25,210
Accrued interest payable	916	838
Other liabilities	30,778	27,227
Total liabilities	1,349,945	1,367,354

Commitments and contingent liabilities (Note 9)

Shareholders’ Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,503,399 and 3,495,845 shares issued and outstanding, respectively, includes 132,905 and 137,880 of unvested shares, respectively)	3,370	3,358
Additional paid-in capital	13,619	12,800
Retained earnings	137,851	127,431
Accumulated other comprehensive loss, net	(5,181)	(1,887)
Total shareholders’ equity	149,659	141,702
Total liabilities and shareholders’ equity	$1,499,604	$1,509,056

*     Derived from audited consolidated financial statements.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income
Interest and fees on loans	$21,673	$20,971	$63,116	$62,036
Interest on interest-bearing deposits and federal funds sold	527	314	1,544	801
Interest and dividends on securities
U.S. government agencies and corporations	90	89	265	253
Mortgage-backed securities	528	380	1,516	1,088
Tax-exempt obligations of states and political subdivisions	675	773	2,086	2,453
Taxable obligations of states and political subdivisions	84	64	229	176
Corporate bonds and other	114	112	330	340
Total interest income	23,691	22,703	69,086	67,147
Interest expense
Savings and interest-bearing deposits	411	292	1,123	860
Time deposits	1,020	907	2,957	2,634
Borrowings	1,081	992	3,102	2,750
Trust preferred capital notes	291	300	861	862
Total interest expense	2,803	2,491	8,043	7,106
Net interest income	20,888	20,212	61,043	60,041
Provision for loan losses	2,400	4,435	7,700	11,935
Net interest income after provision for loan losses	18,488	15,777	53,343	48,106
Noninterest income
Gains on sales of loans	1,752	2,156	6,399	6,718
Service charges on deposit accounts	1,031	1,178	3,121	3,356
Other service charges and fees	1,296	1,327	3,900	3,951
Net gains on calls of available for sale securities	5	2	9	10
Wealth management services income, net	441	382	1,325	1,132
Interchange income	981	850	2,868	2,559
Other	1,121	947	2,692	2,805
Total noninterest income	6,627	6,842	20,314	20,531
Noninterest expenses
Salaries and employee benefits	10,967	10,854	32,773	32,838
Occupancy	2,207	1,908	6,262	5,756
Other	5,500	5,609	16,939	16,156
Total noninterest expenses	18,674	18,371	55,974	54,750
Income before income taxes	6,441	4,248	17,683	13,887
Income tax expense	1,340	1,231	3,620	4,000
Net income	$5,101	$3,017	$14,063	$9,887
Net income per share - basic	$1.46	$0.87	$4.02	$2.84
Net income per share - assuming dilution	$1.46	$0.87	$4.02	$2.84
Weighted average number of shares outstanding - basic	3,503,371	3,487,170	3,502,550	3,485,725
Weighted average number of shares outstanding - assuming dilution	3,503,371	3,487,170	3,502,550	3,485,830

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$5,101	$3,017	$14,063	$9,887
Other comprehensive (loss) income:
Defined benefit plan:
Reclassification of recognized net actuarial losses into net income[1]	32	41	93	115
Related income tax effects	(7)	(16)	(20)	(41)
Amortization of prior service credit into net income[1]	(16)	(15)	(46)	(45)
Related income tax effects	4	5	10	16
Defined benefit plan, net of tax	13	15	37	45

Cash flow hedges:
Unrealized holding (losses) gains arising during the period	(5)	57	245	54
Related income tax effects	1	(23)	(63)	(22)
Cash flow hedges, net of tax	(4)	34	182	32

Securities available for sale:
Unrealized holding (losses) gains arising during the period	(1,252)	(263)	(4,438)	308
Related income tax effects	263	92	932	(108)
Reclassification of net realized gains into net income[2]	(5)	(2)	(9)	(10)
Related income tax effects	1	1	2	4
Securities available for sale, net of tax	(993)	(172)	(3,513)	194
Other comprehensive (loss) income, net of tax	(984)	(123)	(3,294)	271
Comprehensive income	$4,117	$2,894	$10,769	$10,158

[1]

These items are included in the computation of net periodic benefit cost and are included in “Noninterest income-Other” on the Consolidated Statements of Income. See “Note 6: Employee Benefit Plans,” for additional information.

[2]	These items are included in “Net gains on calls of available for sale securities” on the Consolidated Statements of Income.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except for per share amounts)

				Accumulated
		Additional		Other	Total
	Common	Paid - In	Retained	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Loss	Equity
Balance December 31, 2017	$3,358	$12,800	$127,431	$(1,887)	$141,702
Comprehensive income:
Net income	—	—	14,063	—	14,063
Other comprehensive loss	—	—	—	(3,294)	(3,294)
Share-based compensation	—	956	—	—	956
Restricted stock vested	15	(15)	—	—	—
Common stock issued	1	106	—	—	107
Common stock purchased	(4)	(228)	—	—	(232)
Cash dividends declared – common stock ($1.04 per share)	—	—	(3,643)	—	(3,643)
Balance September 30, 2018	$3,370	$13,619	$137,851	$(5,181)	$149,659

				Accumulated
		Additional		Other	Total
	Common	Paid - In	Retained	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
Balance December 31, 2016	$3,331	$11,705	$125,162	$(984)	$139,214
Comprehensive income:
Net income	—	—	9,887	—	9,887
Other comprehensive income	—	—	—	271	271
Stock options exercised	2	81	—	—	83
Share-based compensation	—	1,075	—	—	1,075
Restricted stock vested	17	(17)	—	—	—
Common stock issued	3	109	—	—	112
Common stock purchased	(4)	(181)	—	—	(185)
Cash dividends declared – common stock ($0.99 per share)	—	—	(3,451)	—	(3,451)
Balance September 30, 2017	$3,349	$12,772	$131,598	$(713)	$147,006

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net income	$14,063	$9,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,345	2,034
Provision for loan losses	7,700	11,935
Provision for indemnifications	53	140
Share-based compensation	956	1,075
Pension expense	315	470
Pension contribution	(3,000)	(1,500)
Net accretion of certain acquisition-related discounts	(2,329)	(1,319)
Accretion of discounts and amortization of premiums on securities, net	1,349	1,236
Amortization of intangible assets	360	527
Net realized gains on calls of securities available for sale	(9)	(10)
Net realized gains on sales of other real estate owned	—	(10)
Net realized gains on sale of corporate premises and equipment	(205)	(16)
Income from bank-owned life insurance	(248)	(253)
Origination of loans held for sale	(538,704)	(556,829)
Proceeds from sales of loans held for sale	554,508	566,197
Gains on sales of loans held for sale	(6,399)	(6,718)
Change in other assets and liabilities:
Accrued interest receivable	235	156
Other assets	2,501	(434)
Accrued interest payable	78	103
Other liabilities	2,644	(1,002)
Net cash provided by operating activities	36,213	25,669
Investing activities:
Proceeds from maturities and calls of securities available for sale and payments on mortgage-backed securities	35,267	33,960
Purchases of securities available for sale	(39,192)	(33,855)
Net proceeds from sales (purchases) of restricted stock	51	(40)
Purchases of loans held for investment by non-bank affiliates	(103,759)	(91,267)
Repayments on loans held for investment by non-bank affiliates	87,644	88,907
Net decrease (increase) in retail banking loans held for investment	471	(34,737)
Proceeds from sales of other real estate owned	—	245
Purchases of corporate premises and equipment	(2,447)	(2,404)
Proceeds from sales of corporate premises and equipment	223	53
Net cash used in investing activities	(21,742)	(39,138)
Financing activities:
Net (decrease) increase in demand, interest-bearing demand and savings deposits	(11,263)	23,372
Net decrease in time deposits	(1,711)	(672)
Net (decrease) increase in short-term borrowings	(5,591)	1,293
Repayments of long-term borrowings	(2,500)	—
Issuance of common stock	107	112
Proceeds from exercise of stock options	—	83
Cash dividends paid	(3,643)	(3,451)
Other financing activities	(144)	—
Net cash (used in) provided by financing activities	(24,745)	20,737
Net (decrease) increase in cash and cash equivalents	(10,274)	7,268
Cash and cash equivalents at beginning of period	119,423	103,201
Cash and cash equivalents at end of period	$109,149	$110,469
Supplemental disclosure
Interest paid	$7,938	$6,976
Income taxes paid	190	4,616
Supplemental disclosure of noncash investing and financing activities
Unrealized (losses) gains on securities available for sale	$(4,447)	$298
Transfers from loans to other real estate owned	20	208
Value of shares withheld at vesting for employee taxes	232	185
Unrealized gains on cash flow hedging instruments	245	54

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

C&F Bank has five wholly-owned subsidiaries: C&F Mortgage Corporation (C&F Mortgage), C&F Finance Company (C&F Finance), C&F Wealth Management Corporation (C&F Wealth Management), C&F Insurance Services, Inc. and CVB Title Services, Inc., all incorporated under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, was formed to originate and sell residential mortgages and through its subsidiary, Certified Appraisals LLC, provides ancillary mortgage loan production services for residential appraisals. C&F Finance, acquired on September 1, 2002, is a finance company purchasing automobile, boat and recreational vehicle (RV) loans through indirect lending programs. C&F Wealth Management, organized in April 1995, is a full-service brokerage firm offering a comprehensive range of wealth management services and insurance products through third-party service providers. C&F Insurance Services, Inc. was organized in July 1999 for the primary purpose of owning an equity interest in an independent insurance agency that operates in Virginia and North Carolina. CVB Title Services, Inc. was organized for the primary purpose of owning an equity interest in a full service title and settlement agency. Business segment data is presented in Note 8.

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

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the Consolidated Balance Sheets. The Corporation’s derivative financial instruments include (1) interest rate lock commitments (IRLCs) on mortgage loans that will be sold in the secondary market on a best efforts basis and the related forward commitments to sell mortgage loans, (2) interest rate swaps with certain qualifying commercial loan customers and dealer counterparties and (3) interest rate swaps that qualify and are designated as cash flow hedges on the Corporation’s trust preferred capital notes. Because the IRLCs, forward sales commitments and interest rate swaps with loan customers and dealer counterparties are not designated as hedging instruments, adjustments to reflect unrealized gains and losses resulting from changes in the fair value of these instruments are reported as noninterest income or noninterest expense, as applicable. The gain or loss on the Corporation’s cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The Corporation’s derivative financial instruments are described more fully in Note 10.

Share-Based Compensation: Shared-based compensation expense, net of forfeitures, for the third quarter of 2018 and the first nine months of 2018 was $316,000 ($235,000 after tax) and $956,000 ($710,000 after tax), respectively, for restricted stock granted during 2013 through 2018. As of September 30, 2018, there was $2.65 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

A summary of activity for restricted stock awards during the first nine months of 2018 and 2017 is presented below:

	2018
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2017	137,880	$43.52
Granted	11,610	58.30
Vested	(14,625)	40.47
Forfeited	(1,960)	43.26
Unvested, September 30, 2018	132,905	45.14

	2017
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2016	141,755	$39.77
Granted	15,725	45.46
Vested	(17,260)	35.40
Forfeited	(1,690)	43.16
Unvested, September 30, 2017	138,530	40.91

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

On January 1, 2018, the Corporation adopted ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 makes targeted improvements to several areas of U.S. GAAP including the disclosure of the fair value of financial instruments that are not measured at fair value on a recurring basis. The new guidance, among other things, (i) eliminates the requirements to disclose the methods and significant assumptions used to estimate the fair value and the description of the changes therein, if any, during the period, (ii) requires the use of the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis and (iii) eliminates the guidance that allowed the use of the entry price notion to calculate the fair value of certain financial instruments, such as loans and long-term debt. Accordingly, the Corporation began disclosing the fair value of these financial instruments using an exit price notion rather than an entry price notion in the first quarter of 2018 (see “Note 7: Fair Value of Assets and Liabilities”).

On January 1, 2018, the Corporation adopted ASU 2017-07, “Compensation-Retirement Benefits (Topic 715):  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 requires that the service cost component of the net periodic benefit cost be presented with other employee compensation costs and that the remaining components be presented in the aggregate with noninterest income or noninterest expense, as appropriate. This guidance is required to be applied on a retrospective basis. Accordingly, income of $116,000 and $370,000 was reclassified from “Salaries and employee benefits” to “Noninterest income – Other” on the Consolidated Statements of Income for the three and nine months ended September 30, 2017, respectively.

In the third quarter of 2018, the Corporation adopted ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements by expanding the types of risk management activities to which hedge accounting can be applied and by simplifying its application.  As a result of the adoption of ASU 2017-12, any ineffectiveness in qualifying and designated cash flow hedging relationships will be recorded in other comprehensive income rather than in earnings.  The adoption of ASU 2017-12 did not have a significant effect on the financial statements, and most of its provisions are effective for the Corporation on a prospective basis.

In the third quarter of 2018, the Corporation adopted ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities,” which requires all entities that hold investments in callable debt securities at a premium to amortize the premium to the earliest call date.  The amendments in ASU 2017-08 were applied on a modified retrospective basis as of January 1, 2018 and did not have a significant effect on the financial statements.

Recent Significant Accounting Pronouncements:

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, “Leases (Topic 842).” Subsequently, this ASU was amended when the FASB issued other updates, including ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842)” (collectively, ASC 842). Among other things in the amendments in ASC 842, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in ASC 842 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach by either applying the new guidance as of the beginning of the earliest comparative period presented in the financial statements or by electing an optional transition method that will apply the new guidance as of the beginning of the period of adoption.  Under the optional transition method, prior periods will continue to be reported under current guidance. The modified retrospective approach would not require any transition accounting for leases that expired before application date under either method. Lessees and lessors may not apply a full retrospective transition approach.

The Corporation has completed an inventory of its leases, which comprise primarily leases of real estate and office equipment in which the Corporation is the lessee, and all of which are accounted for as operating leases under current guidance. The Corporation will adopt ASC 842 effective January 1, 2019 using the optional transition method. Under a practical expedient available for transition, the classification of leases will remain the same upon adoption of ASC 842. Upon transition, the Corporation will record a lease liability of approximately $3 million for its remaining payment obligations as of January 1, 2019 for leases in effect at that time and a corresponding right of use asset. This estimate of the required lease liability is based on leases in effect as of September 30, 2018. The measurement of the lease liability will continue to be refined as the implementation process is completed. The Corporation expects to finalize its controls and procedures for accounting for leases under ASC 842 in the fourth quarter of 2018. Adoption of ASC 842 is not expected to change the pattern of recognition of expense for the Corporation’s leases in effect as of September 30, 2018.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as part of its project on financial instruments. ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  For public business entities that are SEC filers, the new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The amendments will be applied on a modified retrospective basis, with the cumulative effect of adopting the new standard being recorded as an adjustment to opening retained earnings in the period of adoption. The Corporation has established a working group that is in the process of gathering historical data and evaluating appropriate portfolio segmentation and modeling methods.  The Corporation has not yet determined an estimate of the effect that ASU 2016-13 will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  ASU 2017-04 is effective for public business entities that are SEC filers for annual and interim periods beginning after December 15, 2019.  Early adoption is permitted. The Corporation does not expect the adoption of ASU 2017-04 to have a material effect on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” These amendments modify the disclosure requirements in Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty. Certain disclosure requirements in Topic 820 are also removed or modified. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  Certain of the amendments are to be applied prospectively while others are to be applied retrospectively. Early adoption is permitted.  The Corporation does not expect the adoption of ASU 2018-13 to have a material effect on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.” These amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Certain disclosure requirements have been deleted while the following disclosure requirements have been added: the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendments also clarify the disclosure requirements regarding the projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets and the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets. The amendments are effective for fiscal years ending after December 15, 2020. Early adoption is permitted.  The Corporation does not expect the adoption of ASU 2018-14 to have a material effect on its consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not currently expected to have a material effect on the Corporation’s financial position, results of operations or cash flows.

NOTE 2: Securities

The Corporation’s debt securities, all of which are classified as available for sale, are summarized as follows:

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$17,011	$—	$(822)	$16,189
Mortgage-backed securities	106,940	29	(3,239)	103,730
Obligations of states and political subdivisions	96,802	831	(438)	97,195
	$220,753	$860	$(4,499)	$217,114

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$16,514	$—	$(341)	$16,173
Mortgage-backed securities	97,677	142	(761)	97,058
Obligations of states and political subdivisions	103,977	2,022	(254)	105,745
	$218,168	$2,164	$(1,356)	$218,976

The amortized cost and estimated fair value of securities at September 30, 2018, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	September 30, 2018
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$53,133	$52,987
Due after one year through five years	150,514	147,076
Due after five years through ten years	11,769	11,711
Due after ten years	5,337	5,340
	$220,753	$217,114

The following table presents the gross realized gains and losses on and the proceeds from maturities, calls and paydowns of securities. There were no sales of securities during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Realized gains and losses from calls of securities:
Gross realized gains	$5	$2	$10	$14
Gross realized losses	—	—	(1)	(4)
Net realized gains	$5	$2	$9	$10
Proceeds from maturities, calls and paydowns of securities	$12,865	$12,472	$35,267	$33,960

The Corporation pledges securities primarily to secure public deposits and repurchase agreements. Securities with an aggregate amortized cost of $93.24 million and aggregate fair value of $91.90 million were pledged at September 30, 2018. Securities with an aggregate amortized cost of $118.70 million and an aggregate fair value of $119.26 million were pledged at December 31, 2017.

Securities in an unrealized loss position at September 30, 2018, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies and corporations	$749	$1	$15,440	$821	$16,189	$822
Mortgage-backed securities	53,707	1,290	44,876	1,949	98,583	3,239
Obligations of states and political subdivisions	27,814	182	12,944	256	40,758	438
Total temporarily impaired securities	$82,270	$1,473	$73,260	$3,026	$155,530	$4,499

There were 270 debt securities totaling $155.53 million considered temporarily impaired at September 30, 2018. The primary cause of the temporary impairments in the Corporation's investments in debt securities was fluctuations in interest rates. Interest rates have increased consistently across the United States Treasury security yield curve during 2018, thereby increasing unrealized losses on the Corporation’s debt securities. The Corporation’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.  At September 30, 2018, approximately 97 percent of the Corporation's obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor's (S&P) or Moody's Investors Service (Moody’s). Of those in a net unrealized loss position, approximately 99 percent were rated “A” or better by S&P or Moody’s, as measured by market value, at September 30, 2018. For the approximately one percent not rated “A” or better, as measured by market value at September 30, 2018, the Corporation considers these to meet regulatory credit quality standards, meaning that the securities have low risk of default by the obligor and the full and timely repayment of principal and interest is expected over the expected life of the investment. Because the Corporation intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2018 and no other-than-temporary impairment loss has been recognized in net income.

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

The Corporation’s investment in restricted stock totaled $3.25 million at September 30, 2018 and consisted of Federal Home Loan Bank (FHLB) stock.  Restricted stock is generally viewed as a long-term investment, which is carried at cost because there is no market for the stock other than the FHLBs. Therefore, when evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing any temporary decline in value. The Corporation does not consider its investment in restricted stock to be other-than-temporarily impaired at September 30, 2018 and no impairment has been recognized.

NOTE 3: Loans

Major classifications of loans are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Real estate – residential mortgage	$184,362	$184,863
Real estate – construction [1]	55,650	44,782
Commercial, financial and agricultural [2]	426,310	437,884
Equity lines	55,655	55,237
Consumer	15,464	13,018
Consumer finance	299,941	292,004
	1,037,382	1,027,788
Less allowance for loan losses	(34,959)	(35,726)
Loans, net	$1,002,423	$992,062

[1]	Includes the Corporation's real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $216,000 and $290,000 of demand deposit overdrafts at September 30, 2018 and December 31, 2017, respectively.

The outstanding principal balance and the carrying amount of loans acquired pursuant to the Corporation's acquisition of Central Virginia Bank (CVB) on October 1, 2013 (or acquired loans) that were recorded at fair value at the acquisition date and are included in the Consolidated Balance Sheets are as follows:

	September 30, 2018			December 31, 2017
	Acquired Loans -	Acquired Loans -		Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total	Credit Impaired	Performing	Total
Outstanding principal balance	$10,253	$40,140	$50,393	$12,856	$45,083	$57,939
Carrying amount
Real estate – residential mortgage	$439	$9,166	$9,605	$492	$10,855	$11,347
Commercial, financial and agricultural[1]	1,593	19,778	21,371	2,472	22,305	24,777
Equity lines	116	9,216	9,332	139	9,621	9,760
Consumer	—	6	6	—	12	12
Total acquired loans	$2,148	$38,166	$40,314	$3,103	$42,793	$45,896

[1]	Includes acquired loans classified by the Corporation as commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans on nonaccrual status were as follows:

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Real estate – residential mortgage	$611	$830
Commercial, financial and agricultural:
Commercial real estate lending	1,206	3,796
Commercial business lending	24	34
Equity lines	912	651
Consumer	—	—
Consumer finance	1,025	764
Total loans on nonaccrual status	$3,778	$6,075

The past due status of loans as of September 30, 2018 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing [2]
Real estate – residential mortgage	$405	$—	$294	$699	$439	$183,224	$184,362	$194
Real estate – construction:
Construction lending	—	—	—	—	—	44,756	44,756	—
Consumer lot lending	—	—	—	—	—	10,894	10,894	—
Commercial, financial and agricultural:
Commercial real estate lending	65	1,397	315	1,777	1,593	302,413	305,783	315
Land acquisition and development lending	—	—	—	—	—	34,035	34,035	—
Builder line lending	247	—	—	247	—	27,593	27,840	—
Commercial business lending	—	—	24	24	—	58,628	58,652	—
Equity lines	250	186	72	508	116	55,031	55,655	72
Consumer	154	—	—	154	—	15,310	15,464	—
Consumer finance	9,892	1,974	1,025	12,891	—	287,050	299,941	—
Total	$11,013	$3,557	$1,730	$16,300	$2,148	$1,018,934	$1,037,382	$581

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.
[2]	Includes purchased credit impaired (PCI) loans of $78,000.

The table above includes the following:

•	nonaccrual loans that are current of $942,000, 30-59 days past due of $218,000, 60-89 days past due of $1.39 million and 90+ days past due of $1.23 million.
•	performing loans purchased in the acquisition of CVB that are current of $37.97 million, 30-59 days past due of $120,000 and 90+ days past due of $72,000.

The past due status of loans as of December 31, 2017 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing[2]
Real estate – residential mortgage	$1,905	$14	$245	$2,164	$492	$182,207	$184,863	$90
Real estate – construction:
Construction lending	—	—	—	—	—	41,449	41,449	—
Consumer lot lending	—	—	—	—	—	3,333	3,333	—
Commercial, financial and agricultural:
Commercial real estate lending	241	—	3,874	4,115	2,472	297,903	304,490	78
Land acquisition and development lending	—	—	—	—	—	39,844	39,844	—
Builder line lending	685	—	—	685	—	28,911	29,596	—
Commercial business lending	—	—	2	2	—	63,952	63,954	2
Equity lines	550	—	136	686	139	54,412	55,237	136
Consumer	9	—	—	9	—	13,009	13,018	—
Consumer finance	12,273	2,061	764	15,098	—	276,906	292,004	—
Total	$15,663	$2,075	$5,021	$22,759	$3,103	$1,001,926	$1,027,788	$306

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.
[2]	Includes PCI loans of $90,000.

The table above includes the following:

•	nonaccrual loans that are current of $890,000, 30-59 days past due of $458,000, 60‑89 days past due of $14,000 and 90+ days past due of $4.71 million.
•	performing loans purchased in the acquisition of CVB that are current of $42.53 million, 30-59 days past due of $137,000, 60-89 days past due of $14,000 and 90+ days past due of $115,000.

Loan modifications that were classified as troubled debt restructurings (TDRs) were as follows:

	Three Months Ended September 30,
	2018			2017
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment
Real estate – residential mortgage – interest rate concession	—	$—	$—	2	$365	$365
Consumer – interest rate concession	1	5	5	—	—	—
Total	1	$5	$5	2	$365	$365

	Nine Months Ended September 30,
	2018			2017
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment
Real estate – residential mortgage – interest reduction	—	$—	$—	2	$365	$365
Commercial, financial and agricultural:
Commercial real estate lending – interest rate and term concession	—	—	—	3	4,646	4,646
Commercial real estate lending – interest rate concession	—	—	—	4	2,154	2,154
Consumer – interest rate concession	1	5	5	—	—	—
Total	1	$5	$5	9	$7,165	$7,165

A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due. All TDRs are considered impaired loans and are individually evaluated in the determination of the allowance for loan losses. The specific reserve associated with a TDR is reevaluated when a TDR payment default occurs. There were no TDR payment defaults during the three and nine months ended September 30, 2018. During the three and nine months ended September 30, 2017, TDR payment defaults occurred on three loans totaling $4.65 million that were part of a single commercial relationship and were more than 90 days past due.

Impaired loans, which included TDRs of $6.96 million, and the related allowance at September 30, 2018 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,020	$1,153	$1,768	$99	$3,010	$109
Commercial, financial and agricultural:
Commercial real estate lending	4,245	1,639	2,335	674	4,845	108
Commercial business lending	33	25	—	—	26	—
Equity lines	365	31	327	326	360	1
Consumer	5	—	5	5	5	—
Total	$7,668	$2,848	$4,435	$1,104	$8,246	$218

Impaired loans, which consisted solely of TDRs, and the related allowance at December 31, 2017 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,745	$1,603	$2,033	$214	$3,743	$184
Commercial, financial and agricultural:
Commercial real estate lending	6,981	2,841	4,031	615	7,818	168
Commercial business lending	41	35	—	—	45	—
Equity lines	32	31	—	—	32	2
Consumer	321	322	—	—	321	13
Total	$11,120	$4,832	$6,064	$829	$11,959	$367

PCI loans had an unpaid principal balance of $10.25 million and a carrying value of $2.15 million at September 30, 2018. Determining the fair value of PCI loans required the Corporation to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of the cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the effect of estimated credit losses and is called the nonaccretable difference, and is not recorded. In accordance with U.S. GAAP, there was no carry-over of the previously established allowance for loan losses for acquired loans.

The following table presents a summary of the change in the accretable yield of the PCI loan portfolio:

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
Accretable yield, balance at beginning of period	$7,304	$8,637
Accretion	(2,892)	(2,176)
Reclassification of nonaccretable difference due to improvement in expected cash flows	1,410	1,022
Other changes, net	(324)	306
Accretable yield, balance at end of period	$5,498	$7,789

NOTE 4: Allowance for Loan Losses

The following table presents the changes in the allowance for loan losses by major classification during the nine months ended September 30, 2018:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2017	$2,371	$605	$7,478	$688	$231	$24,353	$35,726
Provision charged (credited) to operations	(122)	174	(625)	450	123	7,700	7,700
Loans charged off	—	—	(2)	—	(248)	(11,743)	(11,993)
Recoveries of loans previously charged off	52	—	46	—	174	3,254	3,526
Balance at September 30, 2018	$2,301	$779	$6,897	$1,138	$280	$23,564	$34,959

The following table presents the changes in the allowance for loan losses by major classification during the nine months ended September 30, 2017:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2016	$2,559	$816	$7,393	$685	$261	$25,352	$37,066
Provision charged (credited) to operations	(69)	(278)	500	23	24	11,735	11,935
Loans charged off	(154)	—	(273)	(20)	(224)	(15,464)	(16,135)
Recoveries of loans previously charged off	59	—	18	2	143	3,247	3,469
Balance at September 30, 2017	$2,395	$538	$7,638	$690	$204	$24,870	$36,335

The following table presents, as of September 30, 2018, the total allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Ending balance at September 30, 2018	$2,301	$779	$6,897	$1,138	$280	$23,564	$34,959
Ending balance: individually evaluated for impairment	$99	$—	$674	$326	$5	$—	$1,104
Ending balance: collectively evaluated for impairment	$2,202	$779	$6,223	$812	$275	$23,564	$33,855
Ending balance: acquired loans - PCI	$—	$—	$—	$—	$—	$—	$—
Loans:
Ending balance at September 30, 2018	$184,362	$55,650	$426,310	$55,655	$15,464	$299,941	$1,037,382
Ending balance: individually evaluated for impairment	$2,921	$—	$3,999	$358	$5	$—	$7,283
Ending balance: collectively evaluated for impairment	$181,002	$55,650	$420,718	$55,181	$15,459	$299,941	$1,027,951
Ending balance: acquired loans - PCI	$439	$—	$1,593	$116	$—	$—	$2,148

The following table presents, as of December 31, 2017, the total allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Ending balance at December 31, 2017	$2,371	$605	$7,478	$688	$231	$24,353	$35,726
Ending balance: individually evaluated for impairment	$214	$—	$615	$—	$—	$—	$829
Ending balance: collectively evaluated for impairment	$2,157	$605	$6,863	$688	$231	$24,353	$34,897
Ending balance: acquired loans - PCI	$—	$—	$—	$—	$—	$—	$—
Loans:
Ending balance at December 31, 2017	$184,863	$44,782	$437,884	$55,237	$13,018	$292,004	$1,027,788
Ending balance: individually evaluated for impairment	$3,636	$—	$6,907	$31	$322	$—	$10,896
Ending balance: collectively evaluated for impairment	$180,735	$44,782	$428,505	$55,067	$12,696	$292,004	$1,013,789
Ending balance: acquired loans - PCI	$492	$—	$2,472	$139	$—	$—	$3,103

Loans by credit quality indicators as of September 30, 2018 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$180,854	$1,223	$1,674	$611	$184,362
Real estate – construction:
Construction lending	44,756	—	—	—	44,756
Consumer lot lending	10,044	850	—	—	10,894
Commercial, financial and agricultural:
Commercial real estate lending	298,883	5,007	687	1,206	305,783
Land acquisition and development lending	24,040	9,995	—	—	34,035
Builder line lending	27,840	—	—	—	27,840
Commercial business lending	58,191	437	—	24	58,652
Equity lines	54,257	393	93	912	55,655
Consumer	15,457	1	6	—	15,464
	$714,322	$17,906	$2,460	$2,753	$737,441

[1]	At September 30, 2018, the Corporation did not have any loans classified as Doubtful or Loss.

Included in the table above are loans purchased in connection with the acquisition of CVB of $38.49 million pass rated, $1.20 million special mention, $528,000 substandard and $101,000 substandard nonaccrual.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$298,916	$1,025	$299,941

Loans by credit quality indicators as of December 31, 2017 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$179,963	$1,235	$2,835	$830	$184,863
Real estate – construction:
Construction lending	41,449	—	—	—	41,449
Consumer lot lending	3,333	—	—	—	3,333
Commercial, financial and agricultural:
Commercial real estate lending	293,292	2,874	4,528	3,796	304,490
Land acquisition and development lending	24,253	—	15,591	—	39,844
Builder line lending	29,596	—	—	—	29,596
Commercial business lending	63,749	34	137	34	63,954
Equity lines	53,870	465	251	651	55,237
Consumer	12,693	3	322	—	13,018
	$702,198	$4,611	$23,664	$5,311	$735,784

[1]	At December 31, 2017, the Corporation did not have any loans classified as Doubtful or Loss.

Included in the table above are loans purchased in connection with the acquisition of CVB of $42.67 million pass rated, $1.09 million special mention, $1.98 million substandard and $161,000 substandard nonaccrual.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$291,240	$764	$292,004

NOTE 5: Shareholders’ Equity, Other Comprehensive Income and Earnings Per Share

Shareholders’ Equity

During the first nine months of 2018 and 2017, no shares of the Corporation’s common stock were purchased under the share repurchase program authorized by the Corporation’s Board of Directors. The Corporation withheld 3,947 and 4,049 shares of its common stock from employees to satisfy tax withholding obligations arising upon the vesting of restricted shares during the first nine months of 2018 and 2017, respectively.

Accumulated Other Comprehensive Loss

The following table presents the cumulative balances of the components of accumulated other comprehensive loss, net of deferred taxes of $1.35 million and $491,000 as of September 30, 2018 and December 31, 2017, respectively.

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Net unrealized (losses) gains on securities	$(2,875)	$638
Net unrecognized gains on cash flow hedges	306	124
Net unrecognized losses on defined benefit plan	(2,612)	(2,649)
Total accumulated other comprehensive loss	$(5,181)	$(1,887)

Earnings Per Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2018	2017
Net income	$5,101	$3,017

Weighted average number of shares used in earnings per share—basic	3,503,371	3,487,170
Effect of dilutive securities	—	—
Weighted average number of shares used in earnings per share—assuming dilution	3,503,371	3,487,170

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
Net income	$14,063	$9,887

Weighted average number of shares used in earnings per share—basic	3,502,550	3,485,725
Effect of dilutive securities—stock option awards	—	105
Weighted average number of shares used in earnings per share—assuming dilution	3,502,550	3,485,830

The Corporation has applied the two-class method of computing basic and diluted EPS for each period presented because the Corporation’s unvested restricted shares outstanding contain rights to nonforfeitable dividends.  Accordingly, the weighted average number of shares used in the calculation of basic and diluted EPS includes both vested and unvested shares outstanding.

Potential shares that may be issued by the Corporation for its stock option awards are determined using the treasury stock method. Accordingly, anti-dilutive shares are not included in computing diluted earnings per share. There were no anti-dilutive stock options outstanding for the three and nine months ended September 30, 2017. There were no stock options outstanding during the first nine months of 2018.

NOTE 6: Employee Benefit Plans

The components of net periodic benefit cost for the Bank’s non-contributory cash balance pension plan are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost, included in salaries and employee benefits	$309	$274	$923	$840

Other components of net periodic benefit cost:
Interest cost	138	138	384	414
Expected return on plan assets	(373)	(280)	(1,039)	(854)
Amortization of prior service credit	(16)	(15)	(46)	(45)
Recognized net actuarial losses	32	41	93	115
Other components of net periodic benefit cost, included in other noninterest income	(219)	(116)	(608)	(370)

Net periodic benefit cost	$90	$158	$315	$470

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At September 30, 2018 and December 31, 2017, the Corporation's entire investment securities portfolio was comprised of securities available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are ICE Data Services (ICE) and Thomson Reuters Pricing Service (TRPS).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. ICE provides evaluated prices for the Corporation's obligations of states and political subdivisions category of securities.  ICE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  TRPS provides evaluated prices for the Corporation's U.S. government agencies and corporations and mortgage-backed categories of securities.  Fixed-rate callable securities of the U.S. government agencies and corporations category are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Fixed-rate securities issued by the Small Business Association in the U.S. government agencies and corporations category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics. Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to a relative mortgage-backed to-be-announced (TBA) or other benchmark price. TBA prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis.

	September 30, 2018
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$16,189	$—	$16,189
Mortgage-backed securities	—	103,730	—	103,730
Obligations of states and political subdivisions	—	97,195	—	97,195
Total securities available for sale	—	217,114	—	217,114
Loans held for sale	—	45,979	—	45,979
Derivative asset - IRLC	—	939	—	939
Derivative asset - interest rate swaps on loans	—	2,633	—	2,633
Derivative asset - cash flow hedges	—	412	—	412
Total assets	$—	$267,077	$—	$267,077

Liabilities:
Derivative liability - interest rate swaps on loans	$—	$2,633	$—	$2,633
Total liabilities	$—	$2,633	$—	$2,633

	December 31, 2017
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$16,173	$—	$16,173
Mortgage-backed securities	—	97,058	—	97,058
Obligations of states and political subdivisions	—	105,745	—	105,745
Total securities available for sale	—	218,976	—	218,976
Loans held for sale	—	55,384	—	55,384
Derivative asset - IRLC	—	528	—	528
Derivative asset - interest rate swaps on loans	—	1,261	—	1,261
Derivative asset - cash flow hedges	—	166	—	166
Total assets	$—	$276,315	$—	$276,315

Liabilities:
Derivative liability - interest rate swaps on loans	$—	$1,261	$—	$1,261
Total liabilities	$—	$1,261	$—	$1,261

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

The following table presents the balances of assets measured at fair value on a nonrecurring basis.

	September 30, 2018
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$648	$648
Other real estate owned, net	—	—	188	188
Total	$—	$—	$836	$836

	December 31, 2017
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$3,438	$3,438
Other real estate owned, net	—	—	168	168
Total	$—	$—	$3,606	$3,606

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis:

	Fair Value Measurements at September 30, 2018
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Impaired loans, net	$648	Appraisals	Discount to reflect current market conditions and estimated selling costs	18% - 38%
Other real estate owned, net	188	Appraisals	Discount to reflect current market conditions and estimated selling costs	28%-69%
Total	$836

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

	Carrying	Fair Value Measurements at September 30, 2018 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$109,149	$109,149	$—	$—	$109,149
Securities available for sale	217,114	—	217,114	—	217,114
Loans, net	1,002,423	—	—	985,257	985,257
Loans held for sale	45,979	—	45,979	—	45,979
Derivative asset - IRLC	939	—	939	—	939
Derivative asset - interest rate swaps on loans	2,633	—	2,633	—	2,633
Derivative asset - cash flow hedges	412	—	412	—	412
Bank-owned life insurance	15,869	—	15,869	—	15,869
Accrued interest receivable	7,354	7,354	—	—	7,354
Financial liabilities:
Demand deposits	$812,213	$812,213	$—	$—	$812,213
Time deposits	346,242	—	344,065	—	344,065
Borrowings	159,796	—	151,334	—	151,334
Derivative liability - interest rate swaps on loans	2,633	—	2,633	—	2,633
Accrued interest payable	916	916	—	—	916

	Carrying	Fair Value Measurements at December 31, 2017 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$119,423	$119,423	$—	$—	$119,423
Securities available for sale	218,976	—	218,976	—	218,976
Loans, net	992,062	—	—	983,620	983,620
Loans held for sale	55,384	—	55,384	—	55,384
Derivative asset - IRLC	528	—	528	—	528
Derivative asset - interest rate swaps on loans	1,261	—	1,261	—	1,261
Derivative asset - cash flow hedges	166	—	166	—	166
Bank-owned life insurance	15,589	—	15,589	—	15,589
Accrued interest receivable	7,589	7,589	—	—	7,589
Financial liabilities:
Demand deposits	$823,476	$823,476	$—	$—	$823,476
Time deposits	347,953	—	350,681	—	350,681
Borrowings	167,860	—	159,670	—	159,670
Derivative liability - interest rate swaps on loans	1,261	—	1,261	—	1,261
Accrued interest payable	838	838	—	—	838

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

The Corporation’s other segment includes a full-service brokerage firm that derives revenues from offering wealth management services and insurance products through third-party service providers and an insurance company that derives revenues from owning an equity interest in an insurance agency that offers insurance products and services. The results of the other segment are not significant to the Corporation as a whole and have been included in “Other.” Revenue and expenses of the Corporation are also included in “Other,” and consist primarily of interest expense associated with the Corporation’s trust preferred capital notes and other general corporate expenses.

	Three Months Ended September 30, 2018
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$14,350	$602	$10,650	$4	$(1,915)	$23,691
Gains on sales of loans	—	1,752	—	—	—	1,752
Other noninterest income	2,971	1,246	142	516	—	4,875
Total operating income	17,321	3,600	10,792	520	(1,915)	30,318
Expenses:
Provision for loan losses	—	—	2,400	—	—	2,400
Interest expense	1,727	282	2,418	291	(1,915)	2,803
Salaries and employee benefits	6,851	1,406	2,160	550	—	10,967
Other noninterest expenses	4,958	1,248	1,381	120	—	7,707
Total operating expenses	13,536	2,936	8,359	961	(1,915)	23,877
Income (loss) before income taxes	3,785	664	2,433	(441)	—	6,441
Income tax expense (benefit)	627	174	664	(125)	—	1,340
Net income (loss)	$3,158	$490	$1,769	$(316)	$—	$5,101
Total assets	$1,329,507	$60,592	$300,389	$4,396	$(195,280)	$1,499,604
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$692	$52	$12	$3	$—	$759

	Three Months Ended September 30, 2017
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$12,561	$460	$11,337	$—	$(1,655)	$22,703
Gains on sales of loans	—	2,156	—	—	—	2,156
Other noninterest income	2,809	1,202	213	462	—	4,686
Total operating income	15,370	3,818	11,550	462	(1,655)	29,545
Expenses:
Provision for loan losses	—	—	4,435	—	—	4,435
Interest expense	1,539	176	2,131	300	(1,655)	2,491
Salaries and employee benefits	6,601	1,585	2,209	459	—	10,854
Other noninterest expenses	4,479	1,303	1,593	142	—	7,517
Total operating expenses	12,619	3,064	10,368	901	(1,655)	25,297
Income (loss) before income taxes	2,751	754	1,182	(439)	—	4,248
Income tax expense (benefit)	650	300	469	(188)	—	1,231
Net income (loss)	$2,101	$454	$713	$(251)	$—	$3,017
Total assets	$1,318,835	$64,451	$296,835	$5,870	$(201,345)	$1,484,646
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$1,042	$46	$16	$3	$—	$1,107

	Nine Months Ended September 30, 2018
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$40,719	$1,468	$32,230	$4	$(5,335)	$69,086
Gains on sales of loans	—	6,399	—	—	—	6,399
Other noninterest income	8,486	3,349	552	1,528	—	13,915
Total operating income	49,205	11,216	32,782	1,532	(5,335)	89,400
Expenses:
Provision for loan losses	—	—	7,700	—	—	7,700
Interest expense	4,975	642	6,900	861	(5,335)	8,043
Salaries and employee benefits	20,091	4,409	6,653	1,620	—	32,773
Other noninterest expenses	14,776	3,841	4,076	508	—	23,201
Total operating expenses	39,842	8,892	25,329	2,989	(5,335)	71,717
Income (loss) before income taxes	9,363	2,324	7,453	(1,457)	—	17,683
Income tax expense (benefit)	1,449	620	2,030	(479)	—	3,620
Net income (loss)	$7,914	$1,704	$5,423	$(978)	$—	$14,063
Total assets	$1,329,507	$60,592	$300,389	$4,396	$(195,280)	$1,499,604
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$2,286	$111	$47	$3	$—	$2,447

	Nine Months Ended September 30, 2017
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$36,898	$1,207	$33,740	$—	$(4,698)	$67,147
Gains on sales of loans	—	6,718	—	—	—	6,718
Other noninterest income	8,325	3,509	644	1,335	—	13,813
Total operating income	45,223	11,434	34,384	1,335	(4,698)	87,678
Expenses:
Provision for loan losses	200	—	11,735	—	—	11,935
Interest expense	4,499	407	6,036	862	(4,698)	7,106
Salaries and employee benefits	19,511	4,872	7,016	1,439	—	32,838
Other noninterest expenses	13,356	3,901	4,151	504	—	21,912
Total operating expenses	37,566	9,180	28,938	2,805	(4,698)	73,791
Income (loss) before income taxes	7,657	2,254	5,446	(1,470)	—	13,887
Income tax expense (benefit)	1,635	896	2,155	(686)	—	4,000
Net income (loss)	$6,022	$1,358	$3,291	$(784)	$—	$9,887
Total assets	$1,318,835	$64,451	$296,835	$5,870	$(201,345)	$1,484,646
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$1,981	$328	$81	$14	$—	$2,404

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of loan commitments was $244.47 million at September 30, 2018 and $224.50 million at December 31, 2017.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $15.44 million at September 30, 2018 and $15.46 million at December 31, 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Allowance, beginning of period	$2,542	$2,391	$2,489	$2,303
Provision for indemnification losses	—	52	53	140
Payments	—	—	—	—
Allowance, end of period	$2,542	$2,443	$2,542	$2,443

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

Cash flow hedges.  The Corporation designates derivatives as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Corporation’s trust preferred capital notes. The Corporation uses interest rate swap agreements as part of its hedging strategy by exchanging variable-rate interest payments on a notional amount equal to the principal amount of the borrowings for fixed-rate interest payments.  Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of the hedged interest payments, and the Corporation assesses the effectiveness of each hedging relationship quarterly.  As of September 30, 2018, the Corporation has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between December 2019 and September 2020.

All interest rate swaps were entered into with counterparties that met the Corporation’s credit standards and the agreements contain collateral provisions protecting the at-risk party. The Corporation believes that the credit risk inherent in these derivative contracts is not significant.

The terms and conditions of the interest rate swaps vary and amounts receivable or payable are recognized in interest expense in the Consolidated Statements of Income as accrued under the terms of the agreements.  The derivatives’ unrealized gains or losses are recorded as a component of other comprehensive income and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The Corporation does not expect any unrealized gains related to cash flow hedges to be reclassified into earnings in the next twelve months.

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

IRLCs.  C&F Mortgage enters into IRLCs with customers to originate loans for which the interest rates are determined prior to funding. C&F Mortgage then mitigates interest rate risk on these IRLCs and loans held for sale by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of mortgage backed securities for loans to be delivered on a mandatory basis. At September 30, 2018, each loan held for sale by C&F Mortgage was subject to a forward sales agreement on a best efforts basis. The fair value of these derivative instruments is reported in “Other assets” in the Consolidated Balance Sheets.

The following tables summarize key elements of the Corporation’s derivative instruments:

	September 30, 2018
	Notional				Collateral
(Dollars in thousands)	Amount[1]	Positions	Assets[2]	Liabilities[2]	Pledged[3]
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$25,000	3	$412	$—	$—
Not designated as hedges:
Customer-related interest rate contracts:
Matched interest rate swaps with borrower	46,136	8	34	2,599	—
Matched interest rate swaps with counterparty	46,136	8	2,599	34	—
Other contracts:
IRLCs	120,659	538	939	—	—

	December 31, 2017
	Notional				Collateral
(Dollars in thousands)	Amount[1]	Positions	Assets[2]	Liabilities[2]	Pledged[3]
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$25,000	3	$166	$—	$—
Not designated as hedges:
Customer-related interest rate contracts:
Matched interest rate swaps with borrower	41,295	6	284	977	—
Matched interest rate swaps with counterparty	41,295	6	977	284	—
Other contracts:
IRLCs	99,140	440	528	—	—

[1]	Notional amounts are not recorded in the Consolidated Balance Sheets and are generally used only as a basis on which interest and other payments are determined.
[2]	Balances represent the fair value of derivative financial instruments.
[3]	Collateral pledged may be comprised of cash or securities.

NOTE 11: Other Noninterest Expenses

The following table presents the significant components in the Consolidated Statements of Income line “Noninterest Expenses-Other.”

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Data processing service and maintenance contracts	$1,879	$1,817	$5,524	$4,915
Professional fees	634	529	2,152	1,810
Marketing and advertising expenses	379	361	1,222	1,164
Telecommunication expenses	336	329	1,015	975
Travel and educational expenses	257	268	928	845
All other noninterest expenses	2,015	2,305	6,098	6,447
Total other noninterest expenses	$5,500	$5,609	$16,939	$16,156

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to: statements regarding future financial performance; strategic business initiatives and the anticipated effects thereof, including the expansion of the indirect lending program to include boats and recreational vehicles (RVs); development of our digital platform; liquidity and capital levels; net interest margin compression; the effect of future market and industry trends including competitive trends in the non-prime consumer finance markets, the Corporation’s and each business segment’s loan portfolio; and business prospects related to each segment’s loan portfolio; asset quality and adequacy of the allowance for loan losses and the level of future charge-offs; trends regarding asset quality and related expenses; the effects of future interest rate levels and fluctuations; the amount and timing of accretion associated with the fair value accounting adjustments recorded in connection with the 2013 acquisition of Central Virginia Bankshares, Inc. (CVBK); adequacy of the allowance for indemnification losses; levels of noninterest income and expense; interest rates and yields including possible future interest rate increases; the deposit portfolio including trends in deposit maturities and rates; interest rate sensitivity; market risk; regulatory developments; monetary policy implemented by the Federal Reserve Board of Governors of the Federal Reserve Bank (the Federal Reserve Board) including changes to the Federal Funds rate; capital requirements; growth strategy; hedging strategy; and, financial and other goals. These statements may address issues that involve estimates and assumptions made by management, management’s current beliefs, and risks and uncertainties. These statements are inherently uncertain and there can be no assurance that the underlying estimates, assumptions or beliefs will be proven to be accurate.  Actual results could differ materially from historical results or those anticipated or implied by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

•	interest rates, such as increases or volatility in the Federal Funds rate, yields on U.S. Treasury securities or mortgage rates

•	general business conditions, as well as conditions within the financial markets

•	general economic conditions, including unemployment levels

•

the legislative/regulatory climate with respect to financial institutions, including the Dodd-Frank Act and regulations promulgated thereunder, the Consumer Financial Protection Bureau (CFPB) and the regulatory and enforcement activities of the CFPB, the application of the Basel III capital standards to the Corporation and C&F Bank and the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 and regulations promulgated thereunder

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

•	the value of securities held in the Corporation’s investment portfolios

•	demand for loan products

•	the quality or composition of the loan portfolios and the value of the collateral securing those loans

•	the commercial and residential real estate markets

•	the inventory level and pricing of new and used automobiles, including sales prices of repossessed vehicles

•	the level of net charge-offs on loans and the adequacy of our allowance for loan losses

•	deposit flows

•	demand in the secondary residential mortgage loan markets

•	the level of indemnification losses related to mortgage loans sold

•	the strength of the Corporation’s counterparties and the economy in general

•	competition from both banks and non-banks, including competition in the non-prime automobile finance markets

•	demand for financial services in the Corporation’s market area

•	the Corporation's branch and market expansions and technology initiatives

•	cyber threats, attacks or events

•	reliance on third parties for key services

•	C&F Bank’s product offerings

•	accounting principles, policies and guidelines, and elections made by the Corporation thereunder

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

We regularly review unrealized losses in our investments in securities based on criteria including the extent to which market value is below amortized cost, the duration of that market decline, the financial health of and specific prospects for the issuer, our best estimate of the present value of cash flows expected to be collected from debt securities, our intention with regard to holding the security to maturity and the likelihood that we would be required to sell the security before recovery.

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

Derivative Financial Instruments:  The Corporation uses derivatives primarily to manage risk associated with changing interest rates and to assist customers with their risk management objectives. The Corporation’s derivative financial instruments may include (1) interest rate lock commitments (IRLCs) on mortgage loans that will be held for sale and the related forward sales commitments, (2) interest rate swaps with certain qualifying commercial loan customers and dealer counterparties and (3) interest rate swaps that qualify and are designated as cash flow hedges of the Corporation’s trust preferred capital notes. The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the Consolidated Balance Sheets.  Because the IRLCs, forward sales commitments and interest rate swaps with loan customers and dealer counterparties are classified as free standing derivatives, adjustments to reflect unrealized gains and losses resulting from changes in fair value of these instruments are reported in the Consolidated Statements of Income. The gain or loss on the Corporation’s cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and is reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.

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

Financial Performance Measures

Net income for the Corporation was $5.1 million for the third quarter of 2018, or $1.46 per share assuming dilution, compared with net income of $3.0 million for the third quarter of 2017, or $0.87 per share assuming dilution. Net income for the Corporation was $14.1 million for the first nine months of 2018, or $4.02 per share assuming dilution, compared with net income of $9.9 million for the first nine months of 2017, or $2.84 per share assuming dilution.

The Corporation’s annualized ROE and ROA were 13.81 percent and 1.35 percent, respectively, for the third quarter of 2018, compared to 8.26 percent and 0.82 percent, respectively, for the third quarter of 2017. The Corporation’s annualized ROE and ROA were 13.02 percent and 1.24 percent, respectively, for the first nine months of 2018, compared to 9.25 percent and 0.91 percent, respectively, for the first nine months of 2017. The increases in ROE and ROA for the third quarter and first nine months of 2018, compared to the same periods in 2017, resulted from higher earnings.

Principal Business Segments

An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in the section “Results of Operations.”

Retail Banking:  The retail banking segment, reported net income of $3.2 million for the third quarter of 2018, compared to net income of $2.1 million for the third quarter of 2017. For the first nine months of 2018, the retail banking segment reported net income of $7.9 million, compared to $6.0 million for the first nine months of 2017.

In addition to the favorable effect of the lower federal corporate income tax rate, positive factors influencing net income of the retail banking segment for the third quarter of 2018 included: (1) higher interest income from loans, primarily due to (a) improvement in the performance of certain Central Virginia Bank (CVB) loans acquired in 2013, as discussed below, (b) higher yields on variable rate loans resulting from rising interest rates and (c) loan growth and (2) higher yields on excess cash balances. Partially offsetting these factors were (1) higher operating expenses associated with C&F Bank continuing to (a) strengthen its technology infrastructure, (b) expand its product offerings and (c) promote brand awareness and (2) an increase in average rates on interest-bearing customer deposits. In addition to these factors that affected net income for the third quarter of 2018, net income of C&F Bank for the first nine months of 2018 was negatively affected by (1) lower yields on securities resulting from continued purchasing in 2018 of securities with lower yields than the overall portfolio and shorter expected durations than the original durations of securities that have been called or have matured and (2) higher operating expenses associated with C&F Bank expanding its market presence in Charlottesville, Virginia and enhancing compliance processes.

The recognition of interest income on purchased credit impaired (PCI) loans is based on our expectation of future payments of principal and interest. Expectations of the timing and amount of future payments on certain CVB loans acquired in 2013 that are PCI loans have improved during 2018, resulting in an acceleration of the recognition of interest income in the third quarter of 2018 compared to the third quarter of 2017. Interest income recognized on PCI loans was $1.5 million and $2.9 million for the third quarter and first nine months of 2018, respectively, compared to $0.5 million and $2.2 million for the third quarter and first nine months of 2017, respectively.

Average loans, excluding loans to affiliates, increased $22.6 million or 3.2 percent during the third quarter of 2018 and $32.3 million or 4.6 percent during the first nine months of 2018, compared to the same periods in 2017. C&F Bank’s total nonperforming assets were $2.9 million at September 30, 2018, compared to $5.4 million at December 31, 2017. Nonperforming assets at September 30, 2018 consisted primarily of $2.7 million in nonaccrual loans, compared to $5.3 million at December 31, 2017. The decline in nonaccrual loans since December 31, 2017 resulted primarily from a partial repayment of one commercial relationship.

Mortgage Banking:  The mortgage banking segment, reported net income of $490,000 for the third quarter of 2018, compared to net income of $454,000 for the third quarter of 2017. For the first nine months of 2018, the mortgage banking segment reported net income of $1.7 million, compared to net income of $1.4 million for the first nine months of 2017.

In addition to the favorable effect of the lower federal corporate income tax rate, the increase in net income of the mortgage banking segment for the third quarter and first nine months of 2018 was due primarily to a decrease in operating expenses compared to the same periods in 2017, resulting from operational efficiencies and management of personnel costs, partially offset by lower gains on sales of loans resulting from lower loan production.  Loan production decreased by 7.7 percent and 3.3 percent in the third quarter and first nine months of 2018, respectively, compared to the same periods in 2017, reflecting mortgage industry trends. Mortgage loan originations during the third quarter of 2018 for refinancings and home purchases were $21.0 million and $170.0 million, respectively, compared to $26.9 million and $180.0 million, respectively, during the third quarter of 2017.  Mortgage loan originations during the first nine months of 2018 for refinancings and home purchases were $64.6 million and $474.1 million, respectively, compared to $72.4 million and $484.4 million, respectively, during the first nine months of 2017.

Consumer Finance:  The consumer finance segment, reported net income of $1.8 million for the third quarter of 2018, compared to net income of $713,000 for the third quarter of 2017. For the first nine months of 2018, the consumer finance segment reported net income of $5.4 million, compared to net income of $3.3 million for the first nine months of 2017.

In addition to the favorable effect of the lower federal corporate income tax rate, positive factors influencing net income of the consumer finance segment for the third quarter and first nine months of 2018 included (1) a decline in the provision for loan losses of $2.0 million and $4.0 million for the third quarter and first nine months of 2018, respectively, compared to the same periods in 2017, as a result of lower charge-offs and improving credit quality of the portfolio, as discussed below and (2) lower personnel and operating expenses resulting from underwriting efficiencies and the purchase of loan contracts with higher credit metrics. Partially offsetting these factors were (1) lower loan yields resulting from competition in the non-prime automobile loan business and the acquisition of loan contracts with higher credit metrics, as well as relatively lower yields on boat and RV loans and (2) higher-cost variable-rate borrowings resulting from increases in short-term interest rates since the first quarter of 2017.

The annualized net charge-off ratio for the first nine months of 2018 decreased to 3.84 percent from 5.49 percent for the first nine months of 2017. The decline reflects a lower number of charge-offs during the first nine months of 2018. At September 30, 2018, total delinquent loans as a percentage of total loans was 4.30 percent, compared to 5.17 percent at December 31, 2017 and 4.64 percent at September 30, 2017. At September 30, 2018, repossessed vehicles available for sale totaled $331,000, compared to $250,000 at December 31, 2017 and $580,000 at September 30, 2017. The allowance for loan losses was $23.6 million, or 7.86 percent of total loans at September 30, 2018, compared to $24.4 million, or 8.34 percent of total loans at December 31, 2017. If factors influencing the consumer finance segment result in a higher net charge-off ratio in the future, or if the consumer finance segment’s loan portfolio should grow, the segment may need to increase the level of its allowance for loan losses, which would negatively affect future earnings.

During the first quarter of 2018, C&F Finance Company began the expansion of its indirect lending programs to include boats and RVs. These contracts are for prime loans made to individuals with higher credit scores and are priced at rates substantially lower than its non-prime automobile portfolio. While these loans may contribute to net interest margin compression, management expects they will require both a lower provision for loan losses and allowance for loan losses than the consumer finance segment’s non-prime automobile loans, contributing to a decrease in the overall level of the consumer finance segment’s allowance for loan losses as a percentage of total loans. At September 30, 2018, compared to December 31, 2017, the higher composition within the consumer finance segment’s loan portfolio of boat and RV loans accounted for 25 basis points of the 48 basis points decrease in this ratio.

Other Segments:  Other segments, which principally includes the Corporation’s holding company operations and wealth management subsidiary, reported aggregate net losses of $316,000 and $978,000 for the third quarter and first nine months of 2018, compared to net losses of $251,000 and $784,000 for the third quarter and first nine months of 2017.  The higher net loss during 2018, compared to 2017, was primarily due to the lower federal corporate income tax rate, resulting in a lower federal corporate income tax benefit at the holding company.

Capital Management. Total shareholders' equity was $149.7 million at September 30, 2018, compared to $141.7 million at December 31, 2017. Capital growth resulted primarily from earnings for the first nine months of 2018, which was offset in part by dividends declared of 36 cents and 1.04 cents per share during the third quarter and first nine months of 2018, respectively, and an increase in unrealized holding losses on securities available for sale, which is a component of accumulated other comprehensive loss. The third quarter dividend was paid on October 1, 2018 and equated to a payout ratio of 24.7 percent of third quarter earnings per share. For the four quarters ended September 30, 2018, dividends declared of $1.38 per share equated to 45 percent of net income during the same period, which included a $6.6 million reduction in net income due to the remeasurement of deferred income taxes as a result of the enactment of a reduction in the federal corporate income tax rate in December 2017. The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital requirements and expected future earnings.

On April 18, 2018, the Board of Directors reauthorized the Corporation’s share repurchase program for the Corporation’s outstanding common stock (the Repurchase Program) to purchase up to $5.0 million of the Corporation’s common stock through May 31, 2019.  As of September 30, 2018, the Corporation had not used any of this authority and remained authorized to purchase up to $5.0 million of the Corporation’s common stock under the Repurchase Program.

RESULTS OF OPERATIONS

The following table presents the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three and nine months ended September 30, 2018 and 2017.  Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Accretion and amortization of fair value purchase adjustments are included in the computation of yields on loans and investments and on the cost of borrowings acquired in connection with the purchase of CVBK. The CVBK accretion contributed approximately 35 basis points to the yield on loans and 27 basis points to both the yield on interest earning assets and the net interest margin for the third quarter of 2018, compared to approximately 11 basis points to the yield on loans and eight basis points to both  the yield on interest earning assets and the net interest margin for the third quarter of 2017. The CVBK accretion contributed approximately 29 basis points to the yield on loans and 22 basis points to both the yield on interest earning assets and the net interest margin for the first nine months of 2018, compared to approximately 15 basis points to the yield on loans and 11 basis points to both  the yield on interest earning assets and the net interest margin for the first nine months of 2017. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis, which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid using the federal corporate income tax rate of 21 percent that was applicable for the third quarter and first nine months of 2018 and 34 percent that was applicable for the third quarter and first nine months of 2017.

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended September 30,
	2018			2017
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$139,198	$815	2.34%	$117,546	$646	2.20%
Tax-exempt	86,011	855	3.98	95,381	1,172	4.92
Total securities	225,209	1,670	2.97	212,927	1,818	3.42
Total loans	1,083,456	21,679	7.94	1,049,013	20,985	7.94
Interest-bearing deposits in other banks	112,071	527	1.87	105,241	314	1.18
Total earning assets	1,420,736	23,876	6.67	1,367,181	23,117	6.71
Allowance for loan losses	(35,336)			(36,049)
Total non-earning assets	127,644			134,839
Total assets	$1,513,044			$1,465,971

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing demand deposits	$213,727	211	0.39	$207,929	115	0.22
Money market deposit accounts	214,549	173	0.32	221,976	155	0.28
Savings accounts	117,233	27	0.09	110,907	22	0.08
Certificates of deposit, $100 or more	172,300	551	1.27	163,071	469	1.14
Other certificates of deposit	176,539	469	1.05	182,053	438	0.95
Total time and savings deposits	894,348	1,431	0.63	885,936	1,199	0.54
Borrowings	166,295	1,372	3.30	166,185	1,292	3.11
Total interest-bearing liabilities	1,060,643	2,803	1.05	1,052,121	2,491	0.94
Demand deposits	276,555			242,383
Other liabilities	28,142			25,439
Total liabilities	1,365,340			1,319,943
Shareholders’ equity	147,704			146,028
Total liabilities and shareholders’ equity	$1,513,044			$1,465,971
Net interest income		$21,073			$20,626
Interest rate spread			5.62%			5.77%
Interest expense to average earning assets (annualized)			0.79%			0.73%
Net interest margin (annualized)			5.88%			5.98%

	Nine Months Ended September 30,
	2018			2017
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$136,411	$2,339	2.29%	$113,267	$1,858	2.19%
Tax-exempt	88,066	2,641	4.00	99,983	3,717	4.96
Total securities	224,477	4,980	2.96	213,250	5,575	3.49
Total loans	1,070,387	63,135	7.89	1,035,016	62,078	8.02
Interest-bearing deposits in other banks	123,208	1,544	1.68	108,163	801	0.99
Total earning assets	1,418,072	69,659	6.57	1,356,429	68,454	6.75
Allowance for loan losses	(35,587)			(36,230)
Total non-earning assets	127,042			133,707
Total assets	$1,509,527			$1,453,906

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing demand deposits	$222,746	570	0.34	$216,091	352	0.22
Money market deposit accounts	217,970	480	0.29	219,000	443	0.27
Savings accounts	116,432	73	0.08	108,944	65	0.08
Certificates of deposit, $100 or more	173,538	1,601	1.23	162,446	1,339	1.10
Other certificates of deposit	177,958	1,356	1.02	182,461	1,295	0.95
Total time and savings deposits	908,644	4,080	0.60	888,942	3,494	0.53
Borrowings	166,763	3,963	3.17	165,411	3,612	2.91
Total interest-bearing liabilities	1,075,407	8,043	1.00	1,054,353	7,106	0.90
Demand deposits	263,037			232,338
Other liabilities	27,141			24,706
Total liabilities	1,365,585			1,311,397
Shareholders’ equity	143,942			142,509
Total liabilities and shareholders’ equity	$1,509,527			$1,453,906
Net interest income		$61,616			$61,348
Interest rate spread			5.57%			5.85%
Interest expense to average earning assets (annualized)			0.76%			0.70%
Net interest margin (annualized)			5.81%			6.05%

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

TABLE 2: Rate-Volume Recap

	Three Months Ended September 30, 2018 from 2017
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$(4)	$698	$694
Securities:
Taxable	44	125	169
Tax-exempt	(210)	(107)	(317)
Interest-bearing deposits in other banks	192	21	213
Total interest income	22	737	759
Interest expense:
Time and savings deposits:
Interest-bearing demand deposits	93	3	96
Money market deposit accounts	23	(5)	18
Savings accounts	4	1	5
Certificates of deposit, $100 or more	54	28	82
Other certificates of deposit	45	(14)	31
Total time and savings deposits	219	13	232
Borrowings	79	1	80
Total interest expense	298	14	312
Change in net interest income	$(276)	$723	$447

	Nine Months Ended September 30, 2018 from 2017
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$(1,046)	$2,103	$1,057
Securities:
Taxable	85	396	481
Tax-exempt	(666)	(410)	(1,076)
Interest-bearing deposits in other banks	619	124	743
Total interest income	(1,008)	2,213	1,205
Interest expense:
Time and savings deposits:
Interest-bearing demand deposits	207	11	218
Money market deposit accounts	39	(2)	37
Savings accounts	3	5	8
Certificates of deposit, $100 or more	168	94	262
Other certificates of deposit	93	(32)	61
Total time and savings deposits	510	76	586
Borrowings	321	30	351
Total interest expense	831	106	937
Change in net interest income	$(1,839)	$2,107	$268

Net interest income, on a taxable-equivalent basis, for the three months ended September 30, 2018 was $21.1 million, compared to $20.6 million for the three months ended September 30, 2017. Net interest income, on a taxable-equivalent basis, for the first nine months of 2018 was $61.6 million, compared to $61.3 million for the first nine months of 2017. Annualized net interest margin decreased 10 basis points to 5.88 percent for the third quarter of 2018, relative to the same period in 2017, and decreased 24 basis points to 5.81 percent for the first nine months of 2018, relative to the same period in 2017. The net interest margin declines resulted from a 4 and 18 basis points decline in the yield on interest-earning assets in the third quarter and first nine months of 2018, respectively, coupled with a 11 and 10 basis points increase in the cost of interest-bearing liabilities in the the third quarter and first nine months of 2018, respectively, compared to the same periods in 2017.  The decline in yield on interest-earning assets was primarily attributable to a  decrease in the yield on the investment securities portfolios for the third quarter of 2018 compared to the third quarter of 2017 and decreases in the yields on the loan and investment securities portfolios for the first nine months of 2018 compared to the first nine months of 2017. The decrease in the net interest margin was offset in part by average earning asset growth of $53.6 million and $61.6 million for the third quarter and first nine months of 2018, respectively, over the same periods of 2017.

Average loans, which includes both loans held for investment and loans held for sale, increased $34.4 million to $1.08 billion for the third quarter of 2018, compared to the same period in 2017. Average loans increased $35.4 million to $1.07 billion for the first nine months of 2018, compared to the same period in 2017. Average loans held for investment of the retail banking segment increased $22.6 million, or 3.2 percent, for the third quarter of 2018, compared to the same period in 2017, and increased $32.3 million, or 4.6 percent, for the first nine months of 2018, compared to the same period in 2017.  Average loans at the retail banking segment increased for both the third quarter and first nine months of 2018 because of growth in the real estate construction and commercial real estate segments of the loan portfolio, which was driven by the continued strong loan demand in the real estate development and construction sectors of our markets. Average loans held for investment at the consumer finance segment increased $6.6 million, or 2.3 percent for the third quarter of 2018, compared to the same period of 2017 due to the consumer finance segment’s expansion into purchases of boat and RV loan contracts beginning in the first quarter of 2018, and were essentially unchanged during the first nine months 2018, compared to the same period in 2017.    Average loans held for sale increased  $5.5 million, or 12.9 percent for the third quarter of 2018, compared to the same period in 2017, and increased $3.1 million, or 8.3 percent for the first nine months of 2018, compared to the same period in 2017.

The overall yield on average loans remained unchanged at 7.94 percent for both the third quarter of 2018 and 2017, and decreased 13 basis points to 7.89 percent for the first nine months of 2018, compared to the same period of 2017. Negative factors affecting average loan yield for the third quarter and first nine months of 2018, compared to the same periods in 2017, were (1) the increased composition within the loan portfolio of lower-yielding loans at the retail banking segment relative to the higher-yielding non-prime loans at the consumer finance segment and (2) the decline in the average yield on loans at the consumer finance segment due primarily to continued competition in the non-prime automobile loan business. Partially offsetting these factors were (1) improvements during 2018 in expectations of the timing and amount of future payments on certain PCI loans, which resulted in an acceleration of the recognition of interest income in the third quarter and first nine months of 2018 compared to the same periods in 2017 and (2) higher yields on variable rate loans resulting from increases in interest rates.

Average securities available for sale increased $12.3 million and $11.2 million for the third quarter and first nine months of 2018, compared to the same periods in 2017. However, the average yield on the securities portfolio decreased 45 basis points and 53 basis points for the third quarter and first nine months of 2018, respectively, compared to the same periods in 2017, due to the decrease in the federal corporate income tax rate as a result of the Act, which reduced the tax equivalent yield on tax-exempt bonds, and continued purchasing in 2018 of securities with lower yields than the overall portfolio and shorter expected durations than the original durations of securities that have been called or have matured.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the Federal Reserve Bank, increased $6.8 million and $15.0 million during the third quarter and first nine months of 2018, compared to the same periods in 2017. The increase during the third quarter and first nine months of 2018 resulted from customer deposit growth exceeding loan and securities growth at the retail banking segment. The average yield on these overnight funds increased 69 basis points for both the third quarter and first nine months of 2018, respectively, compared to the same periods in 2017, because of the Federal Reserve Bank’s increases in the interest rate on excess cash reserve balances from 0.75 percent in December 2016 to 2.20 percent by the end of the third quarter of 2018.

Average interest-bearing time deposits increased $3.7 million and $6.6 million for the third quarter and first nine months of 2018,  respectively, and average savings and interest-bearing demand deposits increased $4.7 million and $13.1 million for the third quarter and first nine months of 2018, respectively, compared to the same periods in 2017.  Although interest rates have risen since September 30, 2017, the increase in the average cost of interest-bearing deposits was only nine basis points and seven basis points during the third quarter and first nine months of 2018, respectively, as the repricing of deposit accounts lagged market interest rate increases.

Average borrowings increased $110,000 and $1.4 million for the third quarter and first nine months of 2018, respectively, compared to the same periods in 2017.  The increase resulted from fluctuations in repurchase agreements with commercial deposit customers and was partially offset by maturities during the third quarter of 2018 of a $5.0 million repurchase agreement with a third-party correspondent bank and a $2.5 million advance from the FHLB. The average cost of borrowings increased 19 basis points and 26 basis points during the third quarter and first nine months of 2018, respectively, compared to the same periods in 2017, because of increases in short-term interest rates, to which variable-rate borrowing at the consumer finance segment is indexed.

The Corporation believes that it may be challenging to maintain net interest margin at its current level, even with the projected loan growth at the Bank during 2018, because of (1) the potential for further increases in short-term interest rates and repricing of time deposits at current market rates as they mature, which may drive increases in the cost of customer deposits, (2) lower yields on consumer finance segment loans resulting from continued market competition and growth in lower-yielding higher-quality loans (including boat and RV loans), (3) anticipated increases in short-term interest rates, which will trigger higher-costing variable-rate borrowings at the consumer finance segment and (4) CVBK accretion included in yields on loans may not continue at its current level.

Noninterest Income

TABLE 3: Noninterest Income

	Three Months Ended September 30, 2018
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$1,752	$—	$—	$1,752
Service charges on deposit accounts	1,031	—	—	—	1,031
Other service charges and fees	304	990	2	—	1,296
Net gains on calls of available for sale securities	5	—	—	—	5
Wealth management services income	—	—	—	441	441
Interchange income	981	—	—	—	981
Other income	650	256	140	75	1,121
Total noninterest income	$2,971	$2,998	$142	$516	$6,627

	Three Months Ended September 30, 2017
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$2,156	$—	$—	$2,156
Service charges on deposit accounts	1,178	—	—	—	1,178
Other service charges and fees	324	1,002	1	—	1,327
Net gains on calls of available for sale securities	2	—	—	—	2
Wealth management services income	—	—	—	382	382
Interchange income	850	—	—	—	850
Other income	455	200	212	80	947
Total noninterest income	$2,809	$3,358	$213	$462	$6,842

	Nine Months Ended September 30, 2018
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$6,399	$—	$—	$6,399
Service charges on deposit accounts	3,121	—	—	—	3,121
Other service charges and fees	1,062	2,833	5	—	3,900
Net gains on calls of available for sale securities	9	—	—	—	9
Wealth management services income	—	—	—	1,325	1,325
Interchange income	2,868	—	—	—	2,868
Other income	1,426	516	547	203	2,692
Total noninterest income	$8,486	$9,748	$552	$1,528	$20,314

	Nine Months Ended September 30, 2017
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$6,718	$—	$—	$6,718
Service charges on deposit accounts	3,356	—	—	—	3,356
Other service charges and fees	1,010	2,936	5	—	3,951
Net gains on calls of available for sale securities	10	—	—	—	10
Wealth management services income	—	—	—	1,132	1,132
Interchange income	2,559	—	—	—	2,559
Other income	1,390	573	639	203	2,805
Total noninterest income	$8,325	$10,227	$644	$1,335	$20,531

Total noninterest income decreased $215,000, or 3.1 percent, in the third quarter of 2018, compared to the third quarter of 2017, and decreased $217,000, or 1.1 percent, in the first nine months of 2018, compared to the first nine months of 2017.  The decrease in noninterest income was primarily due to (1) a decrease in gains on sales of loans at the mortgage banking segment as a result of lower mortgage loan volume and pricing pressure due to competition in the secondary mortgage market and (2) decreased service charges on deposit accounts, which consists of overdraft and account maintenance fees, at the retail banking segment, partially offset by (1) increased debit card interchange income at the retail banking segment, (2) increased wealth management services income and (3) a gain at the retail banking segment resulting from the disposition of land in the third quarter of 2018.

Noninterest Expense

TABLE 4: Noninterest Expense

	Three Months Ended September 30, 2018
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$6,851	$1,406	$2,160	$550	$10,967
Occupancy expense	1,451	519	221	16	2,207
Other expenses:
Data processing	1,556	13	301	9	1,879
Other expenses	1,951	716	859	95	3,621
Total noninterest expense	$11,809	$2,654	$3,541	$670	$18,674

	Three Months Ended September 30, 2017
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$6,601	$1,585	$2,209	$459	$10,854
Occupancy expense	1,188	496	208	16	1,908
Other expenses:
Data processing	1,452	14	341	25	1,832
Other expenses	1,839	793	1,044	101	3,777
Total noninterest expense	$11,080	$2,888	$3,802	$601	$18,371

	Nine Months Ended September 30, 2018
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$20,091	$4,409	$6,653	$1,620	$32,773
Occupancy expense	4,104	1,479	632	47	6,262
Other expenses:
Data processing	4,527	40	928	29	5,524
Other expenses	6,145	2,322	2,516	432	11,415
Total noninterest expense	$34,867	$8,250	$10,729	$2,128	$55,974

	Nine Months Ended September 30, 2017
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$19,511	$4,872	$7,016	$1,439	$32,838
Occupancy expense	3,616	1,471	619	50	5,756
Other expenses:
Data processing	3,917	40	931	27	4,915
Other expenses	5,823	2,390	2,601	427	11,241
Total noninterest expense	$32,867	$8,773	$11,167	$1,943	$54,750

Total noninterest expenses increased $303,000, or 1.6 percent, in the third quarter of 2018, and increased $1.2 million, or 2.2 percent in the first nine months of 2018, compared to the same periods in 2017. The increase in noninterest expenses for the third quarter of 2018 compared to the third quarter of 2017 resulted primarily from higher operating costs at the retail banking segment attributable to (1) increased personnel costs associated with expanding the Bank’s capabilities in administrative and compliance functions,  (2) higher data processing and occupancy expenses associated with enhancing the technology infrastructure and expanding our digital product offerings and (3) increased marketing expenses associated with promoting brand awareness. Partially offsetting these factors were (1) decreased salaries and employee benefits expense at the mortgage banking segment resulting from lower loan origination volume, operating efficiencies and managing personnel costs and (2) decreased salaries and employee benefits expenses at the consumer finance segment resulting from underwriting efficiencies and the purchase of loans with higher credit metrics. In addition to these factors that affected non-interest expense for the third quarter of 2018, non-interest expense for the first nine months of 2018 was also negatively affected by higher operating costs at the retail banking segment attributable to enhancing compliance processes.

Income Taxes

Income tax expense for the third quarter of 2018 was $1.3 million resulting in an effective tax rate of 20.8 percent, compared with $1.2 million, or an effective tax rate of 29.0 percent, for the third quarter of 2017.  Income tax expense for the first nine months of 2018 was $3.6 million resulting in an effective tax rate of 20.5 percent, compared with $4.0 million, or an effective tax rate of 28.8 percent, for the first nine months of 2017. The lower effective tax rate in the third quarter and first nine months of 2018 resulted from the reduction in the federal corporate income tax rate from 35 percent to 21 percent beginning January 1, 2018, the benefit of which was offset in part by lower tax savings on tax-exempt investment securities income during the third quarter and first nine months of 2018 due to the lower income tax rate, coupled with a decline in the average balance of tax-exempt securities.

ASSET QUALITY

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. Table 5 summarizes the allowance activity for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Three Months Ended September 30,
(Dollars in thousands)	2018	2017
Balance, beginning of period	$35,393	$36,496
Provision for loan losses:
Retail Banking	—	—
Consumer Finance	2,400	4,435
Total provision for loan losses	2,400	4,435
Loans charged off:
Real estate—residential mortgage	—	(148)
Commercial, financial and agricultural[1]	—	(119)
Equity lines	—	(20)
Consumer	(115)	(94)
Consumer finance	(3,795)	(5,359)
Total loans charged off	(3,910)	(5,740)
Recoveries of loans previously charged off:
Real estate—residential mortgage	17	21
Commercial, financial and agricultural[1]	24	7
Equity lines	—	2
Consumer	79	56
Consumer finance	956	1,058
Total recoveries	1,076	1,144
Net loans charged off	(2,834)	(4,596)
Balance, end of period	$34,959	$36,335
Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking	—%	0.17%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	3.81%	5.90%

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
Balance, beginning of period	$35,726	$37,066
Provision for loan losses:
Retail Banking	—	200
Consumer Finance	7,700	11,735
Total provision for loan losses	7,700	11,935
Loans charged off:
Real estate—residential mortgage	—	(154)
Commercial, financial and agricultural[1]	(2)	(273)
Equity lines	—	(20)
Consumer	(248)	(224)
Consumer finance	(11,743)	(15,464)
Total loans charged off	(11,993)	(16,135)
Recoveries of loans previously charged off:
Real estate—residential mortgage	52	59
Commercial, financial and agricultural[1]	46	18
Equity lines	—	2
Consumer	174	143
Consumer finance	3,254	3,247
Total recoveries	3,526	3,469
Net loans charged off	(8,467)	(12,666)
Balance, end of period	$34,959	$36,335
Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking	—%	0.09%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	3.84%	5.49%

1Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Table 6 presents the allocation of the allowance for loan losses as of the dates indicated.

TABLE 6: Allocation of Allowance for Loan Losses

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,301	$2,371
Real estate—construction [1]	779	605
Commercial, financial and agricultural [2]	6,897	7,478
Equity lines	1,138	688
Consumer	280	231
Consumer finance	23,564	24,353
Total allowance for loan losses	$34,959	$35,726
Ratio of loans to total period-end loans:
Real estate—residential mortgage	18%	19%
Real estate—construction [1]	5	4
Commercial, financial and agricultural [2]	41	43
Equity lines	5	5
Consumer	1	1
Consumer finance	30	28
	100%	100%

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

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

•	Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

TABLE 7: Credit Quality Indicators

Loans by credit quality indicators as of September 30, 2018 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$180,854	$1,223	$1,674	$611	$184,362
Real estate – construction [2]	54,800	850	—	—	55,650
Commercial, financial and agricultural [3]	408,954	15,439	687	1,230	426,310
Equity lines	54,257	393	93	912	55,655
Consumer	15,457	1	6	—	15,464
	$714,322	$17,906	$2,460	$2,753	$737,441

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$298,916	$1,025	$299,941

[1]	At September 30, 2018, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Included in the table above are loans purchased in connection with the acquisition of CVB of $38.5 million pass rated, $1.2 million special mention, $528,000 substandard and $101,000 substandard nonaccrual.

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

Table 8 summarizes nonperforming assets as of the dates indicated.

TABLE 8: Nonperforming Assets

Retail Banking Segment

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Loans, excluding purchased loans	$694,036	$686,605
Purchased performing loans[1]	38,166	42,793
Purchased credit impaired loans[1]	2,148	3,103
Total loans	$734,350	$732,501

Nonaccrual loans	$2,614	$5,111
Purchased performing-nonaccrual loans	102	161
Total nonaccrual loans[2]	2,716	5,272
OREO	188	168
Total nonperforming assets	$2,904	$5,440

Accruing loans past due for 90 days or more[3]	$581	$306
Troubled debt restructurings (TDRs)[4]	$6,420	$9,748
Purchased performing TDRs	$536	$1,148
Allowance for loan losses (ALL)	$10,798	$10,775
Nonperforming assets to total loans and OREO	0.40%	0.74%
ALL to total loans, excluding purchased credit impaired loans	1.47	1.48
ALL to total nonaccrual loans	397.57	204.38

[1]

The loans acquired from CVB are tracked in two separate categories – “purchased performing” and “purchased credit impaired.” The remaining discount for the purchased performing loans was $2.0 million at September 30, 2018 and $2.3 million at December 31, 2017. The remaining discount for the purchased credit impaired loans was $8.1 million at September 30, 2018 and $9.8 million at December 31, 2017.

[2]	Total nonaccrual loans include nonaccrual TDRs of $1.2 million at September 30, 2018 and $3.9 million at December 31, 2017.
[3]	Accruing loans past due for 90 days or more include purchased credit impaired loans of $78,000 as of September 30, 2018 and $90,000 as of December 31, 2017.
[4]	TDRs exclude purchased performing TDRs acquired from CVB, which are shown separately above.

Mortgage Banking Segment

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Nonaccrual loans	$37	$39
Total loans	$3,091	$3,283
ALL	$598	$598
Nonaccrual loans to total loans	1.20%	1.19%
ALL to total loans	19.35	18.22
ALL to nonaccrual loans	16.16	15.33

Consumer Finance Segment

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Nonaccrual loans	$1,025	$764
Accruing loans past due for 90 days or more	$—	$—
Repossessed assets	$331	$250
Total loans	$299,941	$292,004
ALL	$23,563	$24,353
Nonaccrual consumer finance loans to total consumer finance loans	0.34%	0.26%
ALL to total consumer finance loans	7.86	8.34

Nonperforming assets of the retail banking segment totaled $2.9 million at September 30, 2018, compared to $5.4 million at December 31, 2017.  Nonperforming assets at September 30, 2018 consisted primarily of $2.7 million in nonaccrual loans, compared to $5.3 million at December 31, 2017. The decline in nonaccrual loans during 2018 resulted primarily from a partial repayment of one commercial relationship.

The allowance for loan losses as a percentage of total loans, excluding PCI loans, at September 30, 2018 decreased to 1.47 percent, compared to 1.48 percent at December 31, 2017.  We believe that the current level of the allowance for loan losses at the retail banking segment is adequate to absorb probable losses inherent in the loan portfolio, based on the relevant history of charge-offs and recoveries, current economic conditions, overall portfolio quality and review of specifically criticized loans. If loan concentrations within the retail banking segment’s loan portfolio result in higher credit risk or if economic conditions deteriorate in future periods, a higher level of nonperforming loans may be experienced, which may then require a higher provision for loan losses.

Nonaccrual loans at the consumer finance segment were $1.0 million at September 30, 2018, compared to $764,000 at December 31, 2017.  Nonaccrual consumer finance loans remain low relative to the allowance for loan losses and the total consumer finance loan portfolio because the consumer finance segment generally initiates repossession of loan collateral once a loan becomes more than 60 days delinquent.  Repossessed vehicles of the consumer finance segment are classified as other assets and consist only of vehicles the Corporation has the legal right to sell.  Prior to the reclassification from loans to repossessed vehicles, the difference between the carrying amount of each loan and the fair value of each vehicle (i.e. the deficiency) is charged against the allowance for loan losses. At September 30, 2018, repossessed vehicles available for sale totaled $331,000, compared to $250,000 at December 31, 2017.

The consumer finance segment’s allowance for loan losses decreased $790,000 to $23.6 million at September 30, 2018 from $24.4 million at December 31, 2017, and its provision for loan losses decreased $4.0 million for the first nine months of 2018, compared to the same period in 2017. The decrease in the allowance and the lower provision resulted from lower charge-offs and an overall improvement in the credit quality of the portfolio in the first nine months of 2018.  Delinquent loans as a percentage of total loans decreased to 4.30 percent at September 30, 2018 from 5.17 percent at December 31, 2017. The annualized net charge-off ratio for the first nine months of 2018 decreased to 3.84 percent from 5.49 percent for the first nine months of 2017 because of the lower number of charge-offs during the first nine months of 2018. The allowance for loan losses as a percentage of loans decreased to 7.86 percent at September 30, 2018, compared to 8.34 percent at December 31, 2017. Management expects the boat and RV loan contracts purchased by the consumer finance segment beginning in the first quarter of 2018, which are contracts for prime loans made to borrowers with higher credit scores, to require both a lower provision for loan losses and allowance for loan losses than the consumer finance segment’s non-prime automobile loans, contributing to a decrease in the overall level of the consumer finance segment’s allowance for loan losses as a percentage of total loans. At September 30, 2018, compared to December 31, 2017, the higher composition within the consumer finance segment’s loan portfolio of boat and RV loans accounted for 25 basis points of the 48 basis points decrease in this ratio. We believe that the current level of the allowance for loan losses at the consumer finance segment is adequate to absorb probable losses inherent in the loan portfolio.

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

TABLE 9: Impaired Loans

Impaired loans, which included TDRs of $6.96 million, and the related allowance at September 30, 2018, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,020	$1,153	$1,768	$99	$3,010	$109
Commercial, financial and agricultural:
Commercial real estate lending	4,245	1,639	2,335	674	4,845	108
Commercial business lending	33	25	—	—	26	—
Equity lines	365	31	327	326	360	1
Consumer	5	—	5	5	5	—
Total	$7,668	$2,848	$4,435	$1,104	$8,246	$218

Impaired loans, which consisted solely of TDRs, and the related allowance at December 31, 2017, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,745	$1,603	$2,033	$214	$3,743	$184
Commercial, financial and agricultural:
Commercial real estate lending	6,981	2,841	4,031	615	7,818	168
Commercial business lending	41	35	—	—	45	—
Equity lines	32	31	—	—	32	2
Consumer	321	322	—	—	321	13
Total	$11,120	$4,832	$6,064	$829	$11,959	$367

TDRs at September 30, 2018 and December 31, 2017 were as follows:

TABLE 10: Troubled Debt Restructurings

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Accruing TDRs	$5,728	$7,015
Nonaccrual TDRs[1]	1,228	3,881
Total TDRs[2]	$6,956	$10,896

[1]	Included in nonaccrual loans in Table 8: Nonperforming Assets.
[2]	Included in impaired loans in Table 9: Impaired Loans.

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

FINANCIAL CONDITION

At September 30, 2018, the Corporation had total assets of $1.5 billion, which was a decrease of $9.5 million since December 31, 2017. The decrease resulted primarily from a decrease in deposit balances, which decreased liquidity.

Loan Portfolio

The following table sets forth the composition of the Corporation’s loans held for investment in dollar amounts and as a percentage of the Corporation’s total loans held for investment at the dates indicated.

TABLE 11: Summary of Loans Held for Investment

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate—residential mortgage	$184,362	18%	$184,863	19%
Real estate—construction [1]	55,650	5	44,782	4
Commercial, financial, and agricultural [2]	426,310	41	437,884	43
Equity lines	55,655	5	55,237	5
Consumer	15,464	1	13,018	1
Consumer finance	299,941	30	292,004	28
Total loans	1,037,382	100%	1,027,788	100%
Less allowance for loan losses	(34,959)		(35,726)
Total loans, net	$1,002,423		$992,062

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Investment Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At September 30, 2018 and December 31, 2017, all securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 12: Securities Available for Sale

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$16,189	7%	$16,173	8%
Mortgage-backed securities	103,730	48	97,058	44
Obligations of states and political subdivisions	97,195	45	105,745	48
Total available for sale securities at fair value	$217,114	100%	$218,976	100%

For more information about the Corporation's securities available for sale, including information about securities in an unrealized loss position at September 30, 2018 and December 31, 2017, see Part I, Item 1, “Financial Statements” under the heading “Note 2: Securities” in this Quarterly Report on Form 10-Q.

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first nine months of 2018, deposits decreased $13.0 million to $1.16 billion at September 30, 2018, compared to $1.17 billion at December 31, 2017. This decrease resulted primarily from a $39.9 million decrease in savings and interest-bearing demand deposits and a $1.7 million decrease in time deposits. Partially offsetting this decrease was a $28.6 million increase in noninterest-bearing demand deposits.

The Corporation had $2.8 million in brokered money market deposits outstanding at September 30, 2018. The source of these brokered deposits is uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Borrowings

Borrowings decreased to $159.8 million at September 30, 2018 from $167.9 million at December 31, 2017 primarily as a result of maturities during the third quarter of 2018 of a $5.0 million repurchase agreement with a third-party correspondent bank and a $2.5 million advance from the FHLB.

Off-Balance Sheet Arrangements

As of September 30, 2018, there have been no material changes to the off-balance sheet arrangements disclosed in Part II, Item 7, "Management's Discussion and Analysis," under the heading "Off-Balance-Sheet Arrangements" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2017.

Contractual Obligations

As of September 30, 2018, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in Part II, Item 7, “Management's Discussion and Analysis," under the heading “Table 20: Contractual Obligations” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2017.

The Corporation uses derivatives to manage exposure to interest rate risk through the use of interest rate swaps. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts.

The Corporation has interest rate swaps that qualify and are designated as cash flow hedges. The Corporation’s cash flow hedges effectively modify the Corporation’s exposure to interest rate risk by converting variable rates of interest on $15.0 million and $10.0 million of the Corporation’s trust preferred capital notes to fixed rates of interest until December 2019 and September 2020, respectively. The cash flow hedges’ total notional amount is $25.0 million. At September 30, 2018, the cash flow hedges had a fair value of $412,000, which is recorded in other assets.  The net gain on cash flow hedges was recognized as a component of other comprehensive income, net of deferred income taxes, for the third quarter and first nine months of 2018 and 2017, respectively.

Pursuant to a program the Corporation initiated during 2016, the Corporation also enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs.  The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms.  The net effect of these interest rate swaps and the related loans is that the customer pays a fixed rate of interest and the Corporation receives a floating rate.  At September 30, 2018, the total notional amount of the interest rate swaps related to these loans was $92.3 million and the interest rate swaps had a net fair value of zero, with $2.6 million recognized in other assets and $2.6 million recognized in other liabilities.  These swaps are not designated as hedging instruments; therefore, changes in fair values are recorded in other noninterest expense.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available for sale, totaled $234.36 million at September 30, 2018, compared to $219.1 million at December 31, 2017. The increase since December 31, 2017 is primarily the result of an increase in nonpledged securities. The Corporation’s funding sources are presented in Table 13.

TABLE 13: Funding Sources

	September 30, 2018
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$65,000	$—	$65,000
Repurchase lines of credit	50,000	—	50,000
Borrowings from FHLB	155,061	44,500	110,561
Borrowings from Federal Reserve Bank	20,395	—	20,395
Revolving line of credit	120,000	75,029	44,971
Total	$410,456	$119,529	$290,927

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

					Minimum To Be
					Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2018:
Total Capital (to Risk-Weighted Assets)
Corporation	$181,675	15.4%	$94,419	8.0%	N/A	N/A
C&F Bank	179,048	15.2	94,178	8.0	$117,723	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	166,673	14.1	70,815	6.0	N/A	N/A
C&F Bank	164,082	13.9	70,634	6.0	94,178	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	141,748	12.0	53,111	4.5	N/A	N/A
C&F Bank	164,082	13.9	52,975	4.5	76,520	6.5
Tier 1 Capital (to Average Assets)
Corporation	166,673	11.1	59,986	4.0	N/A	N/A
C&F Bank	164,082	11.0	59,862	4.0	74,827	5.0

As of December 31, 2017:
Total Capital (to Risk-Weighted Assets)
Corporation	$170,376	14.4%	$94,383	8.0%	N/A	N/A
C&F Bank	167,657	14.2	94,163	8.0	$117,704	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	155,370	13.2	70,787	6.0	N/A	N/A
C&F Bank	152,684	13.0	70,622	6.0	94,163	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	130,445	11.1	53,091	4.5	N/A	N/A
C&F Bank	152,684	13.0	52,967	4.5	76,507	6.5
Tier 1 Capital (to Average Tangible Assets)
Corporation	155,370	10.5	59,083	4.0	N/A	N/A
C&F Bank	152,684	10.4	58,934	4.0	73,667	5.0

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

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (EGRRCPA), enacted in May 2018, contains a variety of provisions that will affect regulations applicable to the Corporation and the Bank. Certain provisions of the EGRRCPA were effective immediately, while others depend upon future rulemaking by federal banking regulatory agencies. The EGRRCPA required action by the Federal Reserve Board to expand the applicability of its small bank holding company policy statement, which, among other things, exempts certain bank holding companies from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements that apply to other bank holding companies. In August 2018, the Federal Reserve Board issued an interim final rule provisionally expanding the applicability of the small bank holding company policy statement to bank holding companies with consolidated total assets of less than $3 billion. The statement previously applied only to bank holding companies with consolidated total assets of less than $1 billion. As a result of the interim final rule, which was effective August 30, 2018, the Corporation expects that it will be treated as a small bank holding company and will no longer be subject to regulatory capital requirements. The comment period on the interim final rule closed on October 29, 2018. The table above reflects the Corporation’s consolidated capital as determined under regulations that apply to bank holding companies that are not small bank holding companies and minimum capital requirements that would apply to the Corporation if it were not a small bank holding company.

In addition to the regulatory risk-based capital amounts presented above, the Bank must maintain a capital conservation buffer of additional total capital and CET1 as required by the Basel III Final Rule, and the Corporation would also be required to maintain a capital conservation buffer if it were not a small bank holding company under the Federal Reserve Board’s policy statement described above.  The capital conservation buffer requirement was first in effect on January 1, 2016, and is subject to phase-in from 2016 to 2019 in equal annual installments of 0.625%. Accordingly, at September 30, 2018, the applicable capital conservation buffer was 1.875%.  At September 30, 2018, the Corporation exceeded the total capital conservation buffer by 553 basis points, and the Bank exceeded the total capital conservation buffer by 534 basis points.  Also at September 30, 2018, the Corporation and the Bank exceeded the CET1 capital conservation buffer by 563 basis points and 757 basis points, respectively.

The Corporation's capital resources may be affected by the Corporation's Repurchase Program, which was reauthorized by the Corporation's Board of Directors during the second quarter of 2018. Under this program the Corporation is authorized to purchase up to $5.0 million of its common stock. Repurchases under the program may be made through privately-negotiated transactions or open-market transactions, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program will be determined by management and the Board of Directors in their discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions. The Repurchase Program is authorized through May 31, 2019. As of September 30, 2018, $5.0 million of the Corporation's common stock may be purchased under the Corporation's Repurchase Program.

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

ITEM 4.CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2018 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s third quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

As previously described, the Corporation has a Repurchase Program that is authorized through May 2019. As of September 30, 2018, $5.0 million of the Corporation’s common stock, which is the total amount authorized, may be purchased under the Repurchase Program.

There were no repurchases of the Corporation’s common stock during the three months ended September 30, 2018.

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

C&F FINANCIAL CORPORATION
(Registrant)

Date:	November 7, 2018	By:	/s/ Larry G. Dillon
Larry G. Dillon
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2018		/s/ Jason E. Long
Jason E. Long
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)