Form 10-K
period 2018-12-31
C & F FINANCIAL CORP
filed 2019-02-26
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No   ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2018 was $205,720,132.

There were 3,486,861 shares of common stock, $1.00 par value per share, outstanding as of February 22, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 16, 2019 are incorporated by reference in Part III of this report.

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

The Corporation operates in a decentralized manner in three principal business segments: (1) retail banking through C&F Bank, (2) mortgage banking through C&F Mortgage Corporation (C&F Mortgage) and (3) consumer finance through C&F Finance Company (C&F Finance). For detailed information about the financial condition and results of operations of these segments, see “Note 18: Business Segments” in Item 8. “Financial Statements and Supplementary Data” in this report. C&F Wealth Management Corporation, organized in April 1995, is a full-service brokerage firm offering a comprehensive range of wealth management services and insurance products through third-party service providers. C&F Insurance Services, Inc. was organized in July 1999 for the primary purpose of owning an equity interest in an independent insurance agency that operates in Virginia and North Carolina. CVB Title Services, Inc. was organized for the primary purpose of owning an equity interest in a full service title and settlement agency. The financial position and operating results of C&F Wealth Management Corporation, C&F Insurance Services, Inc. and CVB Title Services, Inc. are not significant to the Corporation as a whole.

The Corporation also owns three non-operating subsidiaries, C&F Financial Statutory Trust II (Trust II) formed in December 2007, C&F Financial Statutory Trust I (Trust I) formed in July 2005, and Central Virginia Bankshares Statutory Trust I (CVBK Trust I) formed in December 2003. These trusts were formed for the purpose of issuing $10.0 million each for Trust II and Trust I of the Corporation’s junior subordinated debt securities and $5.0 million for CVBK Trust I of  junior subordinated debt securities originally issued by Central Virginia Bankshares, Inc. (CVBK), and assumed by the Corporation when CVBK was merged into the Corporation on March 22, 2014, with all such issuances occurring in private placements to institutional investors. All three trusts are unconsolidated subsidiaries of the Corporation. The principal assets of these trusts are $10.3 million each for Trust II and Trust I and $5.2 million for CVBK Trust I of the Corporation’s junior subordinated debt securities (such securities of the Corporation referred to herein as “trust preferred capital notes”) that are reported as liabilities of the consolidated Corporation.

Retail Banking

We provide retail banking services through C&F Bank. C&F Bank provides retail banking services at its main office in West Point, Virginia, and 25 Virginia branches located one each in Cartersville, Charlottesville, Chester, Cumberland, Hampton, Mechanicsville, Newport News, Norge, Powhatan, Providence Forge, Quinton, Saluda, Sandston, West Point and Yorktown, two in Williamsburg, four in Richmond and four in Midlothian. These branches provide a wide range of banking services to individuals and businesses. These services include various types of checking and savings deposit accounts, as well as business, real estate, development, mortgage, home equity and installment loans. The Bank also offers ATMs, internet and mobile banking and debit and credit cards, as well as safe deposit box rentals, notary public, electronic transfer and other customary bank services to its customers. Revenues from retail banking operations consist primarily of interest earned on loans and investment securities and fees related to deposit services. Retail banking revenues and operations are not materially affected by seasonal factors; however, public deposits tend to increase with tax collections primarily in the fourth quarter of each year and decline with spending thereafter. At December 31, 2018, assets of the retail banking segment totaled $1.4 billion. For the year ended December 31, 2018, net income for this segment totaled $10.6 million.

Mortgage Banking

We conduct mortgage banking activities through C&F Mortgage, which was organized in September 1995. C&F Mortgage provides mortgage loan origination services through 11 locations in Virginia, two in Maryland, two in North Carolina, one in South Carolina, and one in West Virginia. The Virginia offices are located one each in Charlottesville, Chesapeake, Fishersville, Fredericksburg, Glen Allen, Harrisonburg, Lynchburg, Newport News and Williamsburg and two in Midlothian. The Maryland offices are located in Annapolis and Waldorf. The North Carolina offices are located in Gastonia and Moyock. The South Carolina office is located in Fort Mill.  The West Virginia office is located in Keyser.  C&F Mortgage offers a wide variety of residential mortgage loans, which are originated for sale generally to the following investors: Penny Mac Corporation; Wells Fargo Home Mortgage; AmeriHome Mortgage Company, LLC; the Virginia Housing Development Authority (VHDA); and Freedom Mortgage Corporation. C&F Mortgage does not securitize loans. C&F Bank may also purchase mortgage loans from C&F Mortgage. C&F Mortgage originates conventional mortgage loans, mortgage loans insured by the Federal Housing Administration (the FHA), and mortgage loans guaranteed by the United States Department of Agriculture (the USDA) and the Veterans Administration (the VA). A majority of the conventional loans are conforming loans that qualify for purchase by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The remainder of the conventional loans are non-conforming in that they do not meet Fannie Mae or Freddie Mac guidelines, but are eligible for sale to various other investors. C&F Mortgage also has a division, Lender Solutions, that provides certain mortgage loan origination functions to third parties and a subsidiary, Certified Appraisals LLC, which provides ancillary mortgage loan origination services to third parties for residential appraisals. Revenues from mortgage banking operations consist principally of gains on sales of loans to investors in the secondary mortgage market, loan origination fee income and interest earned on mortgage loans held for sale. Revenues and income from mortgage banking, which are driven primarily by the origination and sale of mortage loans, are subject to seasonal factors, including the volume of home sales in the residential real estate market, which typically rises during spring and summer months and declines during fall and winter months. However, seasonal trends may be disrupted by cyclical and other economic factors that affect the residential real estate market. At December 31, 2018, assets of the mortgage banking segment totaled $56.1 million. For the year ended December 31, 2018, net income for this segment totaled $1.9 million.

Consumer Finance

We conduct consumer finance activities through C&F Finance. C&F Finance is a regional finance company purchasing automobile, marine and recreational vehicle (RV) loans throughout Virginia and in portions of Alabama, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Maryland, Minnesota, Missouri, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Texas and West Virginia through its offices in Richmond and Hampton, Virginia, and in Nashville, Tennessee. C&F Finance is an indirect lender that primarily provides automobile financing through lending programs that are designed to serve customers in the “non-prime” market who have limited access to traditional automobile financing. C&F Finance generally purchases automobile retail installment sales contracts from manufacturer-franchised dealerships with used-car operations and through selected independent dealerships. C&F Finance selects these dealers based on the types of vehicles sold. Specifically, C&F Finance prefers to finance later model, low mileage used vehicles because the initial depreciation on new vehicles is extremely high. The typical borrowers on the automobile retail installment sales contracts purchased have experienced prior credit difficulties. Because C&F Finance serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, C&F Finance typically charges interest at higher rates than those charged by traditional financing sources. In addition, because C&F Finance provides financing in a relatively high-risk market, it expects to experience a higher level of credit losses than traditional automobile financing sources. Beginning in 2016 with C&F Finance’s implementation of a scorecard model for purchasing loan contracts, the credit worthiness of borrowers at origination has improved for automobile loans purchased by C&F Finance and both the interest rates charged and level of credit losses experienced have decreased. In addition to non-prime automobile financing, beginning in the first quarter of 2018, C&F Finance expanded its lending portfolio to include marine and RV loan contracts in the prime sector. These contracts are also purchased on an indirect basis through a referral program administered by a third party. Because these contracts are for prime loans made to individuals with higher credit scores, they are priced at rates substantially lower than the non-prime automobile portfolio. Revenues from consumer finance operations consist principally of interest earned on automobile, marine and RV loans. While the consumer finance segment’s loans outstanding and interest income are not materially affected by seasonal factors, delinquencies on automobile loans are generally highest in the period from November through January, related in part to seasonal trends affecting borrowers, including consumer spending. At December 31, 2018, assets of the consumer finance segment totaled $297.6 million. For the year ended December 31, 2018, net income for this segment totaled $6.7 million.

Employees

At December 31, 2018, we employed 634 full-time equivalent employees. We consider relations with our employees to be excellent.

Competition

Retail Banking

In the Bank’s market area, we compete with large national and regional financial institutions, savings associations and other independent community banks, as well as credit unions, mutual funds, brokerage firms, insurance companies and other lending and deposit platforms offered by non-bank financial technology firms. Increased competition has come from out-of-state banks through their acquisition of Virginia-based banks and interstate branching, and expansion of community and regional banks into our service areas.

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

Mortgage Banking

C&F Mortgage competes with large national and regional banks, credit unions, smaller regional mortgage lenders, small local broker operations and internet lending platforms. Due to the increased regulatory and compliance burden, the industry has seen a consolidation in the number of competitors in the marketplace. The agency guidelines for sales of mortgages in the secondary market business continue to be stringent.

The competitive factors faced by C&F Mortgage continue to evolve because of regulatory reforms and initiatives, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). While C&F Mortgage has kept pace with all aspects of the regulations issued pursuant to the Dodd-Frank Act and by the Consumer Financial Protection Bureau (CFPB), other such legislative and regulatory initiatives in the future have the potential to affect the operations of C&F Mortgage. Given the far-reaching effect of the Dodd-Frank Act and CFPB regulations on mortgage finance, compliance with the requirements of the Dodd-Frank Act and CFPB regulations has required and may continue to require substantial changes to mortgage lending systems and processes and other implementation efforts.

To operate profitably in this competitive and regulatory environment, mortgage companies must have a high level of operational and risk management skills and be able to attract and retain top mortgage origination talent. C&F Mortgage competes by attracting the top people in sales and operations in the industry, expanding into new markets that offer strategic growth opportunities, providing an infrastructure that manages regulatory changes efficiently and effectively, utilizing technology to improve efficiency and consistency in its operations and to mitigate compliance risk, offering products that are competitive in both loan parameters and pricing, and providing consistently high quality customer service.

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

Regulatory Reform

The financial crisis of 2008, including the downturn of global economic, financial and money markets and the threat of collapse of numerous financial institutions, and other events led to the adoption of numerous laws and regulations that apply to, and focus on, financial institutions. The most significant of these laws is the Dodd-Frank Act, which was enacted on July 21, 2010 and, in part, was intended to implement significant structural reforms to the financial services industry.

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the EGRRCPA) was enacted to reduce the regulatory burden on certain banking organizations, including community banks, by modifying or eliminating certain federal regulatory requirements. While the EGRRCPA maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion as well as for larger banks with assets above $50 billion. In addition, the EGRRCPA included regulatory relief for community banks regarding regulatory examination cycles, call reports, application of the Volcker Rule (proprietary trading prohibitions), mortgage disclosures, qualified mortgages, and risk weights for certain high-risk commercial real estate loans. However, federal banking regulators retain broad discretion to impose additional regulatory requirements on banking organizations based on safety and soundness and U.S. financial system stability considerations.

The Corporation continues to experience ongoing regulatory reform. These regulatory changes could have a significant effect on how the Corporation conducts its business. The specific implications of the Dodd-Frank Act, the EGRRCPA, and other potential regulatory reforms cannot yet be fully predicted and will depend to a large extent on the specific regulations that are to be adopted in the future.  Certain aspects of the Dodd-Frank Act and the EGRRCPA are discussed in more detail below.

Regulation of the Corporation

As a bank holding company, the Corporation is subject to the Bank Holding Company Act of 1956 (the BHCA) and regulation and supervision by the Board of Governors of the Federal Reserve System (the Federal Reserve Board). Pursuant to the BHCA the Federal Reserve Board has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve Board has reasonable grounds to believe that continuation of such activity or ownership constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.  The Federal Reserve Board and the Federal Deposit Insurance Corporation (the FDIC) have adopted guidelines and released interpretative materials that establish operational and managerial standards to promote the safe and sound operation of banks and bank holding companies.  These standards relate to the institution’s key operating functions, including but not limited to capital management, internal controls, internal audit systems, information systems, data and cybersecurity, loan documentation, credit underwriting, interest rate exposure and risk management, vendor management, executive management and its compensation, corporate governance, asset growth, asset quality, earnings, liquidity and risk management.

The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is closely related to banking or to managing or controlling banks, and permits interstate banking acquisitions subject to certain conditions, including national and state concentration limits. The Federal Reserve Board has jurisdiction under the BHCA to approve any bank or non-bank acquisition, merger or consolidation proposed by a bank holding company. A bank holding company must be “well capitalized” and “well managed” to engage in an interstate bank acquisition or merger, and banks may branch across state lines provided that the law of the state in which the branch is to be located would permit establishment of the branch if the bank were a state bank chartered by such state.  Bank holding companies and their subsidiaries are also subject to restrictions on transactions with insiders and affiliates, as further discussed below.

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

Capital Requirements

Basel III Capital Framework. The Federal Reserve Board and the FDIC have adopted rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and standards for calculating risk-weighted assets and risk-based capital measurements (collectively, the Basel III Final Rules) that apply to banking institutions they supervise. For the purposes of these capital rules, (i) common equity tier 1 capital (CET1) consists principally of common stock (including surplus) and retained earnings; (ii) Tier 1 capital consists principally of CET1 plus non-cumulative preferred stock and related surplus, and certain grandfathered cumulative preferred stocks and trust preferred securities; and (iii) Tier 2 capital consists of other capital instruments, principally qualifying subordinated debt and preferred stock, and limited amounts of an institution’s allowance for loan losses. Each regulatory capital classification is subject to certain adjustments and limitations, as implemented by the Basel III Final Rules. The Basel III Final Rules also establish risk weightings that are applied to many classes of assets held by community banks, importantly including applying higher risk weightings to certain commercial real estate loans.

The Basel III Final Rules and minimum capital ratios required to be maintained by banks were effective January 1, 2015. The Basel III Final Rules also include a requirement that banks maintain additional capital (the “capital conservation buffer”), which was phased in beginning January 1, 2016 and was fully phased in effective January 1, 2019. The Basel III Final Rules and fully phased in capital conservation buffer require banks to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5 percent, plus a 2.5 percent capital conservation buffer (which is added to the minimum CET1 ratio, effectively resulting in a required ratio of CET1 to risk-weighted assets of at least 7 percent), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0 percent, plus the capital conservation buffer (effectively resulting in a required Tier 1 capital ratio of 8.5 percent), (iii) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0 percent, plus the capital conservation buffer (effectively resulting in a required total capital ratio of 10.5 percent) and (iv) a minimum leverage ratio of 4 percent, calculated as the ratio of Tier 1 capital to average total assets, subject to certain adjustments and limitations.

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

Community Bank Leverage Ratio. As a result of the EGRRCPA, the federal banking agencies were required to develop a Community Bank Leverage Ratio (the ratio of a bank’s tangible equity capital to average total consolidated assets) for banking organizations with assets of less than $10 billion, such as the Bank. On November 21, 2018, the federal banking agencies invited public comment on their proposal to establish the Community Bank Leverage Ratio framework. Under the proposal, a community banking organization would be eligible to elect the Community Bank Leverage Ratio framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a Community Bank Leverage Ratio greater than 9 percent. A qualifying community banking organization that has chosen the proposed framework would be automatically considered in compliance with the Basel III capital requirements and would be exempt from the complex Basel III risk-based capital calculations. Such a community banking organization would be considered to have met the capital ratio requirements to be “well capitalized” for the federal banking agencies’ Prompt Corrective Action rules provided it has a Community Bank Leverage Ratio greater than 9 percent. Because the proposal has not been finalized and a final rule has not been issued, it is difficult at this time to predict when or how this new capital ratio will ultimately be applied to community banking organizations or to predict the specific effects of the final rule.

Small Bank Holding Company. The EGRRCPA also expanded the category of bank holding companies that may rely on the Federal Reserve Board’s Small Bank Holding Company Policy Statement by raising the maximum amount of assets a qualifying bank holding company may have from $1 billion to $3 billion. In addition to meeting the asset threshold, a bank holding company must not engage in significant nonbanking activities, not conduct significant off-balance sheet activities, and not have a material amount of debt or equity securities outstanding and registered with the SEC (subject to certain exceptions). The Federal Reserve Board may, in its discretion, exclude any bank holding company from the application of the Small Bank Holding Company Policy Statement if such action is warranted for supervisory purposes.

In August 2018, the Federal Reserve Board issued an interim final rule to apply the Small Bank Holding Company Policy Statement to bank holding companies with consolidated total assets of less than $3 billion. The policy statement, which, among other things, exempts certain bank holding companies from minimum consolidated regulatory capital ratios that apply to other bank holding companies. As a result of the interim final rule, which was effective August 30, 2018, the Corporation expects that it will be treated as a small bank holding company and will no longer be subject to regulatory capital requirements. The comment period on the interim final rule closed on October 29, 2018. The Bank remains subject to the regulatory capital requirements described above.

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

•

Prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (the Volcker Rule), as subsequently amended by the EGRRCPA which provides an exemption from the Volcker Rule for many community banking organizations.

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

Deposit Insurance Assessments.  The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets minus average tangible equity (defined as Tier 1 capital). As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2 percent for the DIF and, in lieu of dividends, provides for a lower assessment rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. An institution's assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average CAMELS component rating, and is subject to further adjustments including those related to levels of unsecured debt and brokered deposits (not applicable to banks with less than $10 billion in assets).  At December 31, 2018, total base assessment rates for institutions that have been insured for at least five years range from 1.5 to 30 basis points applying to banks with less than $10 billion in assets.

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” Among other changes, the Dodd-Frank Act (i) raised the minimum designated reserve ratio to 1.35 percent and removed the upper limit on the designated reserve ratio, (ii) requires that the reserve ratio reach 1.35 percent by September 2020, and (iii) requires the FDIC to offset the effect on institutions with total consolidated assets of less than $10 billion of raising the reserve ratio from 1.15 percent to 1.35 percent – which requirement was met by rules adopted by the FDIC during 2016. The FDIC adopted a DIF restoration plan, which resulted in the fund reserve ratio exceeding 1.35 percent by September 30, 2018, as discussed below. The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis.

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

At September 30, 2018, the reserve ratio was 1.36 percent. Banks with less than $10 billion in total consolidated assets will receive credits to offset the portion of their assessments that help to raise the reserve ratio to 1.35 percent. Beginning when the reserve ratio is at or above 1.38 percent, the FDIC will automatically apply such a bank’s credits to reduce its regular DIF assessment up to the entire amount of the assessment.

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

Certain Transactions by Insured Banks with their Affiliates. There are statutory restrictions related to the extent bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution (i.e., banking) subsidiaries. In general, an “affiliate” of a bank includes the bank’s parent holding company and any subsidiary thereof. However, an “affiliate” does not generally include the bank’s operating subsidiaries. The Dodd-Frank Act amended the definition of affiliate to include any investment fund for which the bank or one of its affiliates is an investment adviser. A bank (and its subsidiaries) may not lend money to, or engage in other covered transactions with, its non-bank affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction, exceeds the following limits: (a) in the case of any one such affiliate, the aggregate amount of covered transactions of the bank and its subsidiaries cannot exceed 10 percent of the bank’s capital stock and surplus; and (b) in the case of all affiliates, the aggregate amount of covered transactions of the bank and its subsidiaries cannot exceed 20 percent of the bank’s capital stock and surplus. “Covered transactions” are defined to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Certain covered transactions are also subject to collateral security requirements.

Covered transactions as well as other types of transactions between a bank and a bank holding company must be on market terms, which means that the transaction must be conducted on terms and under circumstances that are substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with or involving nonaffiliates or, in the absence of comparable transactions, that in good faith would be offered to or would apply to nonaffiliates. Moreover, certain amendments to the BHCA provide that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

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

Federal Home Loan Bank of Atlanta. The Bank is a member of the Federal Home Loan Bank (FHLB) of Atlanta, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB. At December 31, 2018, the Bank owned $3.2 million of FHLB stock.

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

The Bank’s mortgage origination activities are also subject to Regulation Z, which implements TILA. Certain provisions of Regulation Z require mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Alternatively, a mortgage lender can originate “qualified mortgages”, which are generally defined as mortgage loans without negative amortization, interest-only payments, balloon payments, terms exceeding 30 years, and points and fees paid by a consumer equal to or less than 3 percent of the total loan amount. Under the EGRRCPA, most residential mortgage loans originated and held in portfolio by a bank with less than $10 billion in assets will be designated as “qualified mortgages.”  Higher-priced qualified mortgages (e.g., sub-prime loans) receive a rebuttable presumption of compliance with ability-to-repay rules, and other qualified mortgages (e.g., prime loans) are deemed to comply with the ability-to-repay rules. The Corporation’s mortgage banking segment predominately originates mortgage loans that comply with Regulation Z’s “qualified mortgage” rules.

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

Certain federal regulatory agencies, and in particular, the CFPB, the Federal Trade Commission, and the Federal Reserve Board, have recently become more active in investigating the products, services and operations of banks and other finance companies engaged in auto finance activities. These investigations have extended to banks that engage in indirect automobile lending, and the CFPB has released regulatory guidance that deems automobile lenders within the CFPB’s jurisdiction responsible for ECOA noncompliance even if such noncompliance is a result of dealer lending practices. As of January 1, 2019, the Corporation and C&F Finance were not subject to supervision by the CFPB.

Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of any bank to accept, renew or roll over any brokered deposit unless it is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” However, as a result of the EGRRCPA, the FDIC is undertaking a comprehensive review of its regulatory approach to brokered deposits, including reciprocal deposits, and interest rate caps applicable to banks that are less than “well capitalized.” At this time, it is difficult to predict the impact, if any, of the FDIC’s review of brokered deposit regulations.

Other Regulations

Prompt Corrective Action. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2018, the Bank was considered “well capitalized.”

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

Confidentiality and Required Disclosures of Customer Information. The Corporation is subject to various laws and regulations that address the privacy of nonpublic personal financial information of consumers. The Gramm-Leach-Bliley Act and certain regulations issued thereunder protect against the transfer and use by financial institutions of consumer nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure. In August 2018, the CFPB published a final rule that provides an exception to the requirement to deliver an annual privacy notice if a financial institution only provides nonpublic personal information to unaffiliated third parties under limited exceptions under the Gramm-Leach-Bliley Act and related regulations, and has not changed its policies and practices regarding disclosure of nonpublic personal financial information from those disclosed in the most recent privacy notice provided to the customer.  The final rule was effective September 17, 2018.

In August 2018, the CFPB published its final rule to update Regulation P pursuant to the amended Gramm-Leach-Bliley Act. Under this rule, certain qualifying financial institutions are not required to provide annual privacy notices to customers. To qualify, a financial institution must not share nonpublic personal information about customers except as described in certain statutory exceptions which do not trigger a customer’s statutory opt-out right. In addition, the financial institution must not have changed its disclosure policies and practices from those disclosed in its most recent privacy notice. The rule sets forth timing requirements for delivery of annual privacy notices in the event that a financial institution that qualified for the annual notice exemption later changes its policies or practices in such a way that it no longer qualifies for the exemption.

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

Stress Testing. As required by the Dodd-Frank Act, the federal banking agencies implemented stress testing requirements for certain financial institutions, including bank holding companies and state-chartered banks, with more than $10 billion in total consolidated assets. The EGRRCPA subsequently raised the asset thresholds for company-run stress testing and mandatory stress testing conducted by the Federal Reserve Board to $50 billion and $100 billion, respectively.  Although these requirements do not apply to the Company and the Bank, the federal banking agencies emphasize that all banking organizations, regardless of size, should have the capacity to analyze the potential effect of adverse market conditions or outcomes on the organization’s financial condition. Based on existing regulatory guidance, the Corporation and the Bank will be expected to consider the institution’s interest rate risk management, commercial real estate loan concentrations and other credit-related information, and funding and liquidity management during this analysis of adverse market conditions or outcomes.

Volcker Rule. The Dodd-Frank Act prohibits bank holding companies and their subsidiary banks from engaging in proprietary trading except in limited circumstances, and places limits on ownership of equity investments in private equity and hedge funds (the Volcker Rule). The EGRRCPA exempted all banks with less than $10 billion in assets (including their holding companies and affiliates) from the Volcker Rule, provided that the institution has total trading assets and liabilities of five percent or less of total assets, subject to certain limited exceptions. In December 2018, the federal banking agencies invited public comment on a proposal to exclude community banks from the application of the Volcker Rule. The Corporation believes that its financial condition and its operations are not and will not be significantly affected by the Volcker Rule, amendments thereto, or its implementing regulations.

Call Reports and Examination Cycle. All institutions, regardless of size, submit a quarterly call report that includes data used by federal banking agencies to monitor the condition, performance, and risk profile of individual institutions and the industry as a whole. The EGRRCPA contained provisions expanding the number of regulated institutions eligible to use streamline call report forms. In November 2018, the federal banking agencies issued a proposal to permit insured depository institutions with total assets of less than $5 billion that do not engage in certain complex or international activities to file the most streamlined version of the quarterly call report, and to reduce data reportable on certain streamlined call report submissions.

In December 2018, consistent with the provisions of the EGRRCPA, the federal banking agencies jointly adopted final rules that permit banks with up to $3 billion in total assets, that received a composite CAMELS rating of “1” or “2,” and that meet certain other criteria (including not having undergone any change in control during the previous 12-month period, and not being subject to a formal enforcement proceeding or order), to qualify for an 18-month on-site examination cycle.

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

Available Information

The Corporation’s SEC filings are filed electronically and are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. The Corporation’s SEC filings also are available through our web site at http://www.cffc.com under “Investor Relations/SEC Filings” as of the day they are filed with the SEC. Copies of documents also can be obtained free of charge by writing to the Corporation’s secretary at P.O. Box 391, West Point, VA 23181 or by calling 804-843-2360.

ITEM 1A.RISK FACTORS

Risks Related to the Corporation’s Operations

We are subject to interest rate risk and fluctuations in interest rates may negatively affect our financial performance.

Our profitability depends in substantial part on our net interest margin, which is the difference between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits and borrowings divided by total interest-earning assets. Changes in interest rates will affect our net interest margin in diverse ways, including the pricing of loans and deposits, the levels of prepayments and asset quality. We are unable to predict actual fluctuations of market interest rates because many factors influencing interest rates are beyond our control. We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes.  On December 19, 2018, the Federal Open Market Committee (FOMC) announced its fourth increase during 2018 for the federal funds rate, which is the interest rate at which depository institutions lend reserve balances to other depository institutions overnight, to 2.25 to 2.50 percent.  The FOMC’s monetary policy remains accommodative after this increase, thereby supporting strong labor market conditions and a sustained return to two percent inflation.  Financial markets expect two more quarter-point rate increases to the federal funds rate during 2019.  As short-term market interest rates have risen, however, longer-term market interest rates, including yields on U.S. treasury bonds, remain low.  Therefore, we are expecting continued pressure on our net interest margin due to intense competition for loans and deposits from both local and national financial institutions.  In addition, a significant portion of C&F Finance’s funding is indexed to short-term interest rates and reprices as short-term interest rates change.  An upward movement in interest rates may result in an unfavorable pricing disparity between C&F Finance’s fixed rate loan portfolio and its adjustable-rate borrowings.  Continued pressure on our net interest margin could adversely affect our results of operations.

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

We maintain an enterprise risk management program that is designed to identify, quantify, monitor, report and control the risks we face. These risks include, but are not limited to, interest rate, credit, liquidity, operational, reputation, legal, compliance, economic and litigation risk. Although we assess our risk management program on an ongoing basis and make identified improvements to it, we can give no assurance that this approach and risk management framework (including related controls) will effectively mitigate the risks listed above or limit losses that we may incur. If our risk management program has flaws or gaps, or if our risk management controls do not function effectively, our results of operations, financial condition or business may be adversely affected.

Our level of credit risk is higher due to the concentration of our loan portfolio in commercial loans and in consumer finance loans.

At December 31, 2018, 43 percent of our loan portfolio consisted of commercial, financial and agricultural loans, which include loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property. These loans generally carry larger loan balances and involve a greater degree of financial and credit risk than home equity and residential loans. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and to borrowers in similar lines of business, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

At December 31, 2018, 27 percent of our loan portfolio consisted of consumer finance loans that provide automobile financing for customers in the non-prime market. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses may increase in this portfolio. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which we may sell repossessed vehicles or delay the timing of these sales. Because we focus on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be dramatically affected by a general economic downturn. In addition, our servicing costs may increase without a corresponding increase in our finance charge income. While we manage the higher risk inherent in loans made to non-prime borrowers through our underwriting criteria for installment sales contracts we purchase and collection methods, we cannot guarantee that these criteria or methods will ultimately provide adequate protection against these risks.

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

In addition, deterioration in economic conditions may also cause borrowers to default on their mortgages.  This may result in potential repurchase or indemnification liability for C&F Mortgage on residential mortgage loans originated and sold into the secondary market in the event of claims by investors of borrower misrepresentation, fraud, early-payment default, or underwriting error, as investors attempt to minimize their losses. We cannot be assured that a prolonged period of payment defaults and foreclosures will not result in an increase in requests for repurchases or indemnifications. We attempt to maintain an appropriate allowance for indemnification losses.  Although we believe our allowance for indemnification losses is adequate, this estimate is inherently subjective and indemnification losses depend on future events that are often not within our control. Therefore, we can give no assurance that established reserves will be adequate in the future.  Additional provision for indemnification losses would have an adverse effect on the Corporation’s net income.

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

Making loans is an essential element of our business. The risk of nonpayment is affected by a number of factors, including but not limited to: the duration of the credit; credit risks of a particular customer; changes in economic and industry conditions; and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans may not be repaid. We attempt to maintain an appropriate allowance for loan losses to provide for losses in our loan portfolio. Because any estimate of loan losses is necessarily subjective and the accuracy of any estimate depends on the outcome of future events that are not within our control, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional provision for loan losses will be required, which would have an adverse effect on the Corporation’s net income. Although we believe our allowance for loan losses is adequate to absorb losses that are inherent in our loan portfolio, we cannot predict the timing or severity of such losses nor give any assurance that our allowance will be adequate in the future.

The Financial Accounting Standards Board (FASB) has issued a new accounting standard that will be effective for the Corporation for the fiscal year beginning January 1, 2020. This standard, Accounting Standards Codification (ASC) Topic 326, “Financial Instruments—Credit Losses” (ASC 326) will require the Corporation to record an allowance for credit losses that represents expected credit losses over the lifetime of all loans in its portfolio. This represents a change from the current method of providing for an allowance for loan losses that have been incurred.  We have not yet determined the impact that ASC 326 will have on our consolidated financial statements and regulatory capital.  While the adoption of ASC 326 will not affect ultimate loan performance or cash flows of the Corporation from making loans, the period in which expected credit losses affect net income of the Corporation may not be similar to the recognition of loan losses under current accounting guidance. If recognition of the allowance for credit losses results in a reduction of the regulatory capital of C&F Bank, the initial reduction in regulatory capital will be phased in over three years under regulatory guidance. If the reduction in regulatory capital of C&F Bank is significant, it may adversely impact the future ability of the Corporation to pay dividends to shareholders.

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

We are subject to security and operational risks, including cybersecurity risks and cyber attacks, relating to our use of technology that could damage our reputation and our business.

In the ordinary course of business, the Corporation collects and stores sensitive data, including proprietary business information and personally identifiable information of our customers and employees, in systems and on networks. The secure processing, maintenance and use of this information is critical to operations and the Corporation’s business strategy. The Corporation has invested in information security technologies and continually reviews processes and practices that are designed to protect its networks, computers and data from damage or unauthorized access. Despite these security measures, the Corporation’s computer systems and infrastructure may be vulnerable to attacks by hackers or may be breached due to employee error, malfeasance or other disruptions. Security breaches, including cyber incidents, identity theft and hacking events, have been experienced by several of the world’s largest financial institutions that utilize sophisticated security tools to prevent such breaches, incidents and events.  Any security breach that we experience could result in legal claims, regulatory penalties, disruption in operation, remediation expenses, costs associated with customer notification and credit monitoring services, increased insurance premiums, loss of customers and business partners and damage to the Corporation’s reputation. We rely on customary security systems and procedures to provide the security and authentication necessary to effect secure collection, transmission and storage of sensitive data. These systems and procedures include but are not limited to (i) regular penetration testing of our network, (ii) regular employee training programs on sound security practices and awareness of security threats, (iii) deployment of tools to monitor our network including intrusion prevention and detection systems, electronic mail spam filters, anti-virus, anti-malware, anti-ransomware, resource logging and patch management, (iv) multifactor authentication for customers using treasury management tools and employees who access our network from outside of our premises, and (v) enforcement of security policies and procedures for the additions and maintenance of user access and rights to resources. However, because the techniques used to obtain unauthorized access, or to disable or degrade systems change frequently and are often not recognized until launched against a target, the Corporation may be unable to anticipate these techniques or to implement adequate protective measures.

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

The successful implementation of our business strategy will require us to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services. The market for qualified management personnel is competitive, which has contributed to salary and employee benefit costs that have risen and are expected to continue to rise, which may have an adverse effect on the Corporation’s net income. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy, and we may not be able to effectively integrate these individuals into our operations. Our inability to identify, recruit and retain talented personnel to manage our operations effectively and in a timely manner could limit our growth, which could materially adversely affect our business.

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

C&F Bank owns a building located at Eighth and Main Streets in the business district of West Point, Virginia. The building, originally constructed in 1923, has three floors totaling 15,000 square feet and houses C&F Bank’s Main Office.

C&F Bank owns a building located at 3600 LaGrange Parkway in Toano, Virginia. The building was acquired in 2004 and has 85,000 square feet. Portions of the building have since been renovated in order to house C&F Bank’s operations center, which consists of C&F Bank’s loan, deposit and administrative functions and staff.

C&F Bank owns a building located at 1400 Alverser Drive in Midlothian, Virginia. The building provides space for a branch office of C&F Bank and for a C&F Mortgage branch office, as well as C&F Mortgage’s main administrative offices. This two-story building has 25,000 square feet and was constructed in 2001.

C&F Bank owns 22 other retail banking branch locations and leases two retail banking branch locations and three regional commercial lending offices in Virginia.

C&F Mortgage’s Newport News and Williamsburg loan production offices are located on the second floor of C&F Bank’s Newport News and Williamsburg branch buildings, respectively. In addition, C&F Mortgage has 14 loan production offices leased from nonaffiliates including 8 in Virginia, two in Maryland, two in North Carolina, one in South Carolina and one in West Virginia.

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

Larry G. Dillon (66) Executive Chairman

Chairman of the Board of Directors of the Corporation and C&F Bank since 1989; Chief Executive Officer of the Corporation and C&F Bank from 1989 to December 2018; President of the Corporation and C&F Bank from 1989 to 2014; Chairman, President and Chief Executive Officer of CVBK and Central Virginia Bank from September 2013 through March 2014

Thomas F. Cherry (50) President and Chief Executive Officer

Chief Executive Officer of the Corporation and C&F Bank since January 2019; President of the Corporation and C&F Bank since 2014; Director of the Corporation and C&F Bank since 2015; Secretary of the Corporation and C&F Bank from 2002 to 2018; Chief Financial Officer of the Corporation and C&F Bank from 2004 to 2016; Executive Vice President and Chief Financial Officer of CVBK and Central Virginia Bank from September 2013 through March 2014

Jason E. Long (39) Senior Vice President and Chief Financial Officer

Senior Vice President and Chief Financial Officer of the Corporation and C&F Bank since 2016; First Vice President of C&F Bank from 2014 to 2016; Various positions, most recently Principal from April 2013 through September 2014, at the accounting firm of Yount, Hyde & Barbour, P.C. since 2002 focusing on the financial services industry

Bryan E. McKernon (62) President and Chief Executive Officer, C&F Mortgage	President and Chief Executive Officer of C&F Mortgage since 1995; Director of C&F Bank since 1998

S. Dustin Crone (50) President, C&F Finance	President of C&F Finance since 2010

John A. Seaman, III (61) Executive Vice President and Chief Credit Officer, C&F Bank	Executive Vice President and Chief Credit Officer of C&F Bank since 2011 and of Central Virginia Bank from September 2013 through March 2014

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is listed for trading on the NASDAQ Global Select Market of the NASDAQ Stock Market under the symbol “CFFI.” As of February 22, 2019, there were approximately 2,000 shareholders of record. As of that date, the closing price of our common stock on the NASDAQ Global Select Stock Market was $51.73.

Payment of dividends is at the discretion of the Corporation’s Board of Directors and is subject to various federal and state regulatory limitations. For further information regarding payment of dividends refer to Item 1. “Business,” under the heading “Limits on Dividends.”

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors authorized a share repurchase program for the Corporation’s common stock (the Repurchase Program) in May 2014 and subsequently reauthorized the Repurchase Program annually, most recently in April 2018 for up to $5.0 million of the Corporation’s common stock and expiring on May 31, 2019. Repurchases under the Repurchase Program may be made through privately-negotiated transactions, or open-market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the Exchange Act) and/or Rule 10b-18 of the Exchange Act.  As of December 31, 2018, $3.9 million of the Corporation’s common stock may be purchased under the Repurchase Program.

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended December 31, 2018.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
(Dollars in thousands, except for per share amounts)	Shares Purchased[1]	per Share	Programs	Programs
October 1, 2018 - October 31, 2018	—	$—	—	$5,000
November 1, 2018 - November 30, 2018	14,283	52.22	14,283	4,254
December 1, 2018 - December 31, 2018	10,984	50.87	6,949	3,895
Total	25,267	51.63	21,232

[1]

During the three months ended December 31, 2018, 4,035 shares were withheld upon the vesting of restricted shares granted to employees of the Corporation and its subsidiaries in order to satisfy tax withholding obligations.

ITEM 6.SELECTED FINANCIAL DATA

Five Year Financial Summary

(Dollars in thousands, except per share amounts)	2018	2017	2016	2015	2014
Financial Condition:
Total assets	$1,521,411	$1,509,056	$1,451,992	$1,405,076	$1,338,187
Securities, available for sale	214,910	218,976	210,026	219,476	221,897
Loans held for sale	41,895	55,384	52,027	44,000	28,279
Loans (net of allowance for loan losses)	1,028,097	992,062	962,674	865,892	800,198
Total deposits	1,181,661	1,171,429	1,119,921	1,073,633	1,026,101
Total shareholders’ equity	151,958	141,702	139,214	131,059	123,610
Results of Operations:
Interest income	$92,548	$89,593	$89,439	$87,049	$86,495
Interest expense	11,027	9,601	8,968	8,694	8,525
Net interest income	81,521	79,992	80,471	78,355	77,970
Provision for loan losses	11,006	16,435	18,040	15,512	16,330
Net interest income after provision for loan losses	70,515	63,557	62,431	62,843	61,640
Noninterest income	25,758	27,232	26,047	21,220	19,821
Noninterest expenses	73,732	72,823	70,560	66,680	63,973
Income before taxes	22,541	17,966	17,918	17,383	17,488
Income tax expense[1]	4,521	11,394	4,459	4,853	5,144
Net income[1]	$18,020	$6,572	$13,459	$12,530	$12,344
Share Data:
Earnings per share—basic[1]	$5.15	$1.89	$3.90	$3.68	$3.63
Earnings per share—assuming dilution[1]	5.15	1.88	3.89	3.68	3.59
Dividends per share	1.41	1.33	1.29	1.22	1.19
Weighted average number of shares—basic	3,501,221	3,486,510	3,454,282	3,401,426	3,404,112
Weighted average number of shares—assuming dilution	3,501,221	3,486,589	3,455,883	3,401,834	3,436,278
Significant Ratios:
Net interest margin	5.80%	5.99%	6.30%	6.35%	6.55%
Return on average assets[1]	1.19	0.45	0.96	0.92	0.93
Return on average equity[1]	12.40	4.58	9.90	9.87	10.32
Dividend payout ratio	27.38	70.37	33.08	33.20	32.80
Average equity to average assets	9.63	9.82	9.65	9.29	9.02
Asset Quality:
Allowance for loan losses (ALL)
Retail banking	$10,426	$10,775	$11,115	$11,017	$10,961
Mortgage banking	598	598	598	598	553
Consumer finance	22,999	24,353	25,353	23,954	24,092
Ratio of ALL to total loans
Retail banking	1.37%	1.48%	1.63%	1.86%	2.08%
Mortgage banking	17.19	18.22	18.26	17.12	16.82
Consumer finance	7.77	8.34	8.33	8.21	8.50

[1]

In connection with the reduction in the federal corporate income tax rate as a result of the enactment of the Tax Cuts and Jobs Act of 2017, the Corporation recognized a one-time remeasurement of its federal net deferred tax asset in 2017, which resulted in additional income tax expense and a  decrease in net income of $6.6 million.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to: statements regarding expected future financial performance; strategic business initiatives and the anticipated effects thereof, including personnel additions and the expansion of the indirect lending program to include marine and recreational vehicles; development of our digital platform; liquidity and capital levels; net interest margin compression; the effect of future market and industry trends, including competitive trends in the non-prime consumer finance markets, the Corporation’s and each business segment’s loan portfolio, and business prospects related to each segment’s loan portfolio, including future lending and growth in loans outstanding; asset quality and adequacy of the allowance for loan losses and the level of future charge-offs; trends regarding the provision for loan losses, net loan charge-offs, levels of nonperforming assets and troubled debt restructurings (TDRs); expenses associated with nonperforming assets; the utilization of scorecard models and the performance of loans purchased using those models; the effects of future interest rate levels and fluctuations; the amount and timing of accretion associated with the fair value accounting adjustments recorded in connection with the 2013 acquisition of CVBK; adequacy of the allowance for indemnification losses; levels of noninterest income and expense; interest rates and yields including possible future interest rate increases; the deposit portfolio including trends in deposit maturities and rates; interest rate sensitivity; market risk; regulatory developments; monetary policy implemented by the Federal Reserve Board including changes to the Federal Funds rate; capital requirements; growth strategy; hedging strategy; and, financial and other goals. These statements may address issues that involve estimates and assumptions made by management, management’s current beliefs, and risks and uncertainties. These statements are inherently uncertain and there can be no assurance that the underlying estimates, assumptions or beliefs will be proven to be accurate.  Actual results could differ materially from historical results or those anticipated or implied by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

•	interest rates, such as increases or volatility in the Federal Funds rate, yields on U.S. Treasury securities or mortgage rates

•	general business conditions, as well as conditions within the financial markets

•	general economic conditions, including unemployment levels and slowdowns in economic growth

•

the legislative/regulatory climate with respect to financial institutions, including the Dodd-Frank Act and regulations promulgated thereunder, the CFPB and the regulatory and enforcement activities of the CFPB, the application of the Basel III capital standards to the Corporation and C&F Bank and the Economic Growth, Regulatory Relief and Consumer Protection of 2018 and regulations promulgated thereunder

•

the effect of the Tax Cuts and Jobs Act of 2017 (the Tax Act) and changes in the effect of the Tax Act due to issuance of interpretive regulatory guidance or enactment of corrective or supplemental legislation

•

monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Federal Reserve Board, and the effect of these policies on interest rates and business in our markets

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

Allowance for Indemnifications: The allowance for indemnifications is established through charges to earnings in the form of a provision for indemnifications, which is included in other noninterest expenses. A loss is charged against the allowance for indemnifications when a purchaser (investor) of a loan sold by C&F Mortgage incurs a validated indemnified loss due to borrower misrepresentation, fraud, early default, or underwriting error. The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses that are probable of arising from valid indemnification requests for loans that have been sold by C&F Mortgage. Management’s judgment in determining the level of the allowance is based on the volume of loans sold, historical experience, current economic conditions and information provided by investors. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.  For more information see the section titled “Off-Balance-Sheet Arrangements” within Item 7.

Impairment of Loans: We consider a loan impaired when it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement. We do not consider a loan impaired during a period of delay in payment if we expect the ultimate collection of all amounts due. We measure impairment on a loan-by-loan basis based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment in the loan. All TDRs are also considered impaired loans and are evaluated individually. A TDR occurs when we agree to significantly modify the original terms of a loan by granting a concession due to the deterioration in the financial condition of the borrower. For more information see the section titled “Asset Quality” within Item 7.

Loans Acquired in a Business Combination: Acquired loans are classified as either  (i) purchased credit-impaired (PCI) loans or (ii) purchased performing loans and are recorded at fair value on the date of acquisition.

PCI loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Corporation will not collect all contractually required principal and interest payments. When determining fair value, PCI loans are aggregated into pools of loans based on common risk characteristics as of the date of acquisition such as loan type, date of origination, and evidence of credit quality deterioration such as internal risk grades and past due and nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the “nonaccretable difference.” Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the “accretable yield” and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

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

Impairment of Securities: Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) we intend to sell the security or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If, however, we do not intend to sell the security and it is not more-likely-than-not that we will be required to sell the security before recovery, we must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income.

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

Goodwill: The Corporation's goodwill was recognized in connection with the Corporation's acquisition of CVBK in October 2013 and C&F Bank's acquisition of C&F Finance Company in September 2002. The Corporation reviews the carrying value of goodwill at least annually or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Corporation may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Corporation elects to bypass the qualitative assessment or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying value to determine whether an impairment exists. In the fourth quarter of 2018 and 2017, the Corporation evaluated goodwill for impairment at the retail banking segment and the consumer finance segment and concluded that no impairment existed based on an assessment of qualitative factors.

Retirement Plan: C&F Bank maintains a non-contributory, defined benefit pension plan for eligible full-time employees as specified by the plan. Plan assets, which consist primarily of mutual funds invested in marketable equity securities and corporate and government fixed income securities, are measured at fair value. The projected benefit obligation and net periodic pension cost or income are actuarially determined using a number of key assumptions, which may include discount rates, rates of return on plan assets, employee compensation and mortality and interest crediting rates. Changes in these assumptions in the future, if any, or in the method under which benefits are calculated may affect the projected benefit obligation in the year of the change, and may affect net periodic pension cost or income in the year of the change or in future periods.

Derivative Financial Instruments:  The Corporation uses derivatives primarily to manage risk associated with changing interest rates and to assist customers with their risk management objectives. The Corporation’s derivative financial instruments may include (1) interest rate lock commitments (IRLCs) on mortgage loans that will be held for sale and the related forward sales commitments, (2) interest rate swaps with certain qualifying commercial loan customers and dealer counterparties and (3) interest rate swaps that qualify and are designated as cash flow hedges of the Corporation’s trust preferred capital notes. The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the Consolidated Balance Sheets.  Because the IRLCs, forward sales commitments and interest rate swaps with loan customers and dealer counterparties are not designated as hedging instruments, adjustments to reflect unrealized gains and losses resulting from changes in fair value of these instruments are reported in the Consolidated Statements of Income. The gains or losses on the Corporation’s cash flow hedges are reported as a component of other comprehensive income, net of deferred income taxes, and are reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.  For more information see the section titled “Off-Balance-Sheet Arrangements” within Item 7.

Income Taxes: Determining the Corporation’s effective tax rate requires judgment. The Corporation’s net deferred tax asset is determined annually based on temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. In addition, there may be transactions and calculations for which the ultimate tax outcomes are uncertain and the Corporation’s tax returns are subject to audit by various tax authorities. Although we believe that estimates related to income taxes are reasonable, no assurance can be given that the final tax outcome will not be materially different than that which is reflected in the consolidated financial statements.

For further information concerning accounting policies, refer to Item 8. “Financial Statements and Supplementary Data” under the heading “Note 1: Summary of Significant Accounting Policies.”

OVERVIEW

Our primary financial goals are to maximize the Corporation’s earnings and to deploy capital in profitable growth initiatives that will enhance long-term shareholder value. We track three primary financial performance measures in order to assess the level of success in achieving these goals: (1) return on average assets (ROA), (2) return on average equity (ROE), and (3) growth in earnings.  In addition to these financial performance measures, we track the performance of the Corporation’s three principal business segments: retail banking, mortgage banking, and consumer finance.  We also actively manage our capital through growth, dividends and share repurchases, while considering the need to maintain a strong capital position.

Financial Performance Measures

Net income for the Corporation was $18.0 million in 2018, or $5.15 per share assuming dilution, compared to net income of $6.6 million in 2017, or $1.88 per share assuming dilution, and net income of $13.5 million in 2016, or $3.89 per share assuming dilution.  The results for 2017 included the effect of the Tax Act, which was signed into law on December 22, 2017. As a result of the permanent reduction in the federal corporate income tax rate, the Corporation recorded a one-time remeasurement adjustment to its net federal deferred tax asset of $6.6 million, which was recognized in income tax expense. Excluding the one-time effects of the Tax Act, adjusted net income for 2017 was $13.2 million, or $3.79 per share assuming dilution.

The Corporation’s ROE and ROA were 12.40 percent and 1.19 percent, respectively, for the year ended December 31, 2018, compared to 4.58 percent and 0.45 percent, respectively, for the year ended December 31, 2017 and 9.90 percent and 0.96 percent, respectively, for the year ended December 31, 2016.  Excluding the effect of the remeasurement of the Corporation’s net deferred tax asset, the Corporation’s adjusted ROE and adjusted ROA were 9.20 percent and 0.90 percent, respectively, for the year ended December 31, 2017.

Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net income, adjusted earnings per share, adjusted ROE and adjusted ROA, which are non-GAAP financial measures, to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

2019 Outlook

Management believes the Corporation’s financial performance in 2019 will be affected by (1) lower accretion income related to the fair value accounting adjustments for the CVBK acquisition, (2) an increase in interest income from growth in average loans outstanding, (3) an uncertain interest rate environment and potential fluctuations in interest rates that may depress loan production levels in the mortgage banking segment, and (4) continued competition for automobile loan contracts and higher borrowing costs in the consumer finance segment. The following additional factors could influence the Corporation’s financial performance in 2019:

•

Retail Banking: Growth in higher-yielding earning assets, specifically loans, will continue to be our primary focus at the Bank during 2019. We expanded our lending capabilities in January 2019 by adding a new commercial lending team in the Richmond market. Our growing lending team and continued economic strength in our markets, particularly in real estate development and construction, has led us to expect continued growth in our loan portfolio during 2019.  However, it will be challenging to maintain the retail banking segment’s net interest margin at its current level, as interest income from PCI loans that resulted from improvements in certain credits that were repaid in 2018 is unlikely to be realized at the same level in 2019. Additionally, increasing competition for deposits as rates have risen may result in a higher cost of funds. We also expect an increase in occupancy expense in 2019 related to new facilities, which will replace existing premises near the end of their lease. Also in 2019, we expect to continue to focus on our digital strategy, because online and mobile access are quickly becoming the primary means of banking for many businesses and individuals, and we believe our digital strategy commitment is critical to remaining competitive within the financial services industry.

•

Mortgage Banking: C&F Mortgage generates significant noninterest income from the sale of residential loan products into the secondary market. Increasing future profitability at the current origination levels will be challenging due to (1) recent margin compression resulting from lower mortgage industry loan production volume and increased competition and (2) the fixed costs of maintaining the personnel, compliance and technology infrastructure required to support mortgage banking activities.  While our goal is to increase origination volume through internal growth in existing markets and through strategic initiatives, our ability to maintain a level of loan production in 2019 sufficient to sustain and increase profitability will be dependent on market factors beyond our control, such as the interest rate environment and changes in interest rates, housing inventory and loan demand. If mortgage interest rates continue to rise during 2019, C&F Mortgage may experience a lower loan demand, particularly for mortgage refinancings, which could negatively affect earnings of the mortgage banking segment in 2019. In addition, during 2019, C&F Mortgage anticipates it will continue to (1) compete to retain and attract qualified loan officers, (2) incur costs associated with updating and enhancing our compliance management system and processes for originating residential loans to mitigate compliance and regulatory risks, as well as improving the quality of our loan origination process and (3) utilize technology to its fullest capability in order to realize efficiencies overall in our mortgage banking processes and to create opportunities for revenue generation.

•

Consumer Finance: C&F Finance provides automobile financing through programs that are designed to serve customers in the non-prime sector and marine and RV financing for borrowers in the prime sector. As has been the case for the last several years, competition in the non-prime automobile loan business remains aggressive, resulting in lower interest rates and in many cases, less restrictive underwriting standards by several of our competitors. As a result, the expansion of our consumer finance loan portfolio into marine and RV loans in 2018 was partially offset by a slight decline in the automobile portfolio, and we expect organic loan growth to continue to be challenging in 2019.  However, C&F Finance’s scorecard model for purchasing automobile loan contracts, which was implemented in 2016 and results in the purchase of loans with higher credit metrics, as well as our expansion into marine and RV loans, are expected to result in charge-offs at C&F Finance remaining at a level lower than that experienced prior to 2018.  We believe it will be challenging to maintain the consumer finance segment’s net interest margin at its current level as: (1) the expansion of our loan portfolio into marine and RV loans will reduce average yields on loans compared to 2018, (2) competition in the market for non-prime automobile loans may cause yields to continue to decline and (3) further increases in the federal funds rate may trigger higher-cost variable-rate borrowings. We also expect to continue investing in technology at C&F Finance in order to capture more business, improve efficiencies, and manage the rigorous regulatory burdens and evolving compliance issues in the indirect lending industry.

Principal Business Segments

An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in the section “Results of Operations.”

Retail Banking:  The retail banking segment reported net income of $10.6 million for the year ended December 31, 2018, compared to net income of $5.0 million for the year ended December 31, 2017. The retail banking segment’s results for the year ended December 31, 2017 included income tax expense of $3.5 million associated with the remeasurement of C&F Bank’s net deferred tax asset. The retail banking segment’s income before income taxes for the year ended December 31, 2018 was $12.6 million, compared to $10.7 million for the year ended December 31, 2017.

In addition to favorable income tax factors as discussed below under “Results of Operations,” positive factors affecting net income of C&F Bank for the year ended December 31, 2018 compared to the year ended December 31, 2017 included: (1) higher interest income from loans, primarily due to (a) improvement in the performance of certain PCI loans, as discussed below, (b) higher yields on variable rate loans resulting from rising interest rates and (c) loan growth and (2) higher yields on excess cash balances. Partially offsetting these factors were (1) higher operating expenses associated with C&F Bank continuing to (a) expand its retail and lending presence, (b) strengthen its technology infrastructure, (c) expand its capabilities in administrative and compliance functions, (d) expand its product offerings and (e) promote brand awareness, and (2) an increase in average rates on interest-bearing customer deposits.

The recognition of interest income on PCI loans is based on management’s expectation of future payments of principal and interest. Expectations of the timing and amount of future payments on certain acquired loans that are PCI loans improved during 2018, resulting in an acceleration of the recognition of interest income in 2018 compared to 2017. Interest income recognized on PCI loans was $3.7 million for the year ended December 31, 2018, compared to $2.7 million for the year ended December 31, 2017.

Average loans, excluding loans to affiliates, increased $27.4 million or 3.9 percent during the year ended December 31, 2018, compared to the year ended December 31, 2017. C&F Bank’s total nonperforming assets were $1.7 million at December 31, 2018, compared to $5.4 million at December 31, 2017. Nonperforming assets at December 31, 2018 consisted primarily of $1.5 million in nonaccrual loans, compared to $5.3 million at December 31, 2017. The decline in nonaccrual loans since December 31, 2017 resulted primarily from the resolution of one commercial relationship.

Mortgage Banking: The mortgage banking segment reported net income of $1.9 million for the year ended December 31, 2018, compared to net income of $985,000 for the year ended December 31, 2017. The mortgage banking segment’s results for the year ended December 31, 2017 included income tax expense of $589,000 associated with the remeasurement of the mortgage banking segment’s net deferred tax asset. The mortgage banking segment’s income before income taxes was $2.6 million for each of the years ended December 31, 2018 and 2017.

The increase in net income of the mortgage banking segment for the year ended December 31, 2018 was due primarily to the favorable income tax factors discussed below under “Results of Operations.”  For the year ended December 31, 2018, income before income taxes of the mortgage banking segment was essentially unchanged, as lower gains on sales of loans, which resulted from lower loan production, were offset by a decrease in operating expenses, which resulted from operational efficiencies and management of personnel costs.  While loan production decreased by 6.1 percent for the year ended December 31, 2018 compared to the year ended December 31, 2017, C&F Mortgage Corporation’s loan production volume outperformed loan production trends in the broader mortgage industry. Mortgage loan originations during the the year ended December 31, 2018 for refinancings and home purchases were $76.9 million and $566.2 million, respectively, compared to $99.6 million and $611.9 million, respectively, during the year ended December 31, 2017.

Consumer Finance: The consumer finance segment reported net income of $6.7 million for the year ended December 31, 2018, compared to net income of $2.3 million for the year ended December 31, 2017. The consumer finance segment’s results for the year ended December 31, 2017 included income tax expense of $1.7 million associated with the remeasurement of the consumer finance segment’s net deferred tax asset. The consumer finance segment’s income before income taxes for the year ended December 31, 2018 was $9.2 million, compared to $6.5 million for the year ended December 31, 2017.

In addition to favorable income tax factors as discussed below under “Results of Operations,” positive factors affecting net income of C&F Finance Company for the year ended December 31, 2018 included (1) a decline in the provision for loan losses of $5.3 million compared to the year ended December 31, 2017, as a result of lower charge-offs and improving credit quality of the portfolio, as discussed below, and (2) lower personnel and operating expenses resulting from underwriting efficiencies and the purchase of loan contracts with higher credit metrics. Partially offsetting these factors were (1) lower loan yields resulting from competition in the non-prime automobile loan business and the acquisition of loan contracts with higher credit metrics, as well as relatively lower yields on marine and RV loans, as discussed below and (2) higher-cost variable-rate borrowings resulting from increases in short-term interest rates since the first quarter of 2017.

The net charge-off ratio for 2018 decreased to 4.14 percent from 5.82 percent for 2017. The decline reflects a lower number of charge-offs during 2018 as a result of C&F Finance Company’s purchasing loan contracts with higher credit metrics beginning in 2016 based on the utilization of C&F Finance’s scorecard model for purchasing automobile loan contracts. At December 31, 2018, total delinquent loans as a percentage of total loans was 4.76 percent, compared to 5.17 percent at December 31, 2017. The allowance for loan losses was $23.0 million, or 7.77 percent of total loans at December 31, 2018, compared to $24.4 million, or 8.34 percent of total loans at December 31, 2017. The decrease in the level of the allowance for loan losses as a percentage of total loans was primarily due to lower net charge-offs on non-prime automobile loans and the purchase of marine and RV loans beginning in 2018, as discussed below, which require a lower allowance for loan losses.  At December 31, 2018, compared to December 31, 2017, the higher composition within the consumer finance segment’s loan portfolio of marine and RV loans accounted for 28 basis points of the 57 basis points decrease in this ratio.  If factors influencing the consumer finance segment result in a higher net charge-off ratio in the future, or if the consumer finance segment’s loan portfolio should grow, the segment may need to increase the level of its allowance for loan losses, which would negatively affect future earnings.

During the first quarter of 2018, C&F Finance Company began the expansion of its indirect lending programs to include marine and RV loans. These contracts are for prime loans made to individuals with higher credit scores and are priced at rates substantially lower than its non-prime automobile portfolio. While these loans may contribute to net interest margin compression, management expects they will require both a lower provision for loan losses and allowance for loan losses than the consumer finance segment’s non-prime automobile loans.

Other and Eliminations: The other segment, which principally includes the Corporation’s holding company operations and wealth management subsidiary, reported aggregate net losses of $1.2 million and $1.7 million for the years ended December 31, 2018 and 2017, respectively.  The other segments’ loss before income taxes was $1.8 million and $1.9 million for the years ended December 31, 2018 and 2017, respectively. The lower net loss during 2018, compared to 2017, was primarily due to increased earnings at the Corporation’s wealth management subsidiary.

Capital Management

Total shareholders’ equity was $152.0 million at December 31, 2018, compared to $141.7 million at December 31, 2017.  Capital growth resulted primarily from earnings for the year ended December 31, 2018, offset in part by dividends and share repurchases during the year.

The Corporation’s Board of Directors continued its policy of paying dividends in 2018. For the year ended December 31, 2018, the Corporation declared dividends of $1.41 per share. Annual dividends per share increased 6.0 percent over dividends of $1.33 per share declared in 2017, resulting from two increases in the quarterly dividend during 2018.  At December 31, 2018, the Corporation’s annualized dividend was $1.48 per share, compared to $1.36 per share at December 31, 2017, or an increase of 8.8 percent. The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital levels and requirements and expected future earnings.

In April 2018, the Corporation’s Board of Directors reauthorized a share repurchase program for the Corporation’s outstanding common stock (the Repurchase Program) to purchase up to $5.0 million of the Corporation’s common stock through May 2019.  As of December 31, 2018, the Corporation had repurchased 21,232 shares of its common stock at an aggregate cost of $1.1 million, and remained authorized to purchase up to $3.9 million of its common stock under the Repurchase Program.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for each of the years ended December 31,

2018, 2017 and 2016. Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Accretion and amortization of fair value purchase adjustments are included in the computation of yields on loans and investments and on the cost of borrowings acquired in connection with the purchase of CVB. The CVB accretion contributed approximately 28 basis points to the yield on loans and 21 basis points to both the yield on interest earning assets and net interest margin for the year ended December 31, 2018, compared to approximately 14 basis points to the yield on loans and 11 basis points to both the yield on interest earning assets and the net interest margin for the year ended December 31, 2017 and approximately 24 basis points to the yield on loans and 17 basis points to both the yield on interest earning assets and the net interest margin for the year ended December 31, 2016.  Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid using the federal corporate income tax rate of 21 percent for the year ended December 31, 2018 and 34 percent for the years ended December 31, 2017 and 2016).

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	2018			2017			2016
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$138,053	$3,197	2.32%	$115,392	$2,517	2.18%	$99,564	$2,237	2.25%
Tax-exempt	86,436	3,451	3.99	98,526	4,868	4.94	109,979	5,670	5.16
Total securities	224,489	6,648	2.96	213,918	7,385	3.45	209,543	7,907	3.77
Total loans	1,074,834	84,554	7.87	1,043,418	82,789	7.93	994,808	83,036	8.35
Interest-bearing deposits in other banks	118,176	2,097	1.77	107,629	1,128	1.05	105,293	509	0.48
Total earning assets	1,417,499	93,299	6.58	1,364,965	91,302	6.69	1,309,644	91,452	6.98
Allowance for loan losses	(35,409)			(36,101)			(36,192)
Total non-earning assets	126,814			134,275			135,615
Total assets	$1,508,904			$1,463,139			$1,409,067

Liabilities and Shareholders’ Equity
Time and savings deposits:
Interest-bearing demand deposits	$221,750	799	0.36	$215,627	482	0.22	$211,441	425	0.20
Money market deposit accounts	215,662	699	0.32	221,279	606	0.27	213,793	571	0.27
Savings accounts	116,896	103	0.09	109,789	87	0.08	102,899	82	0.08
Certificates of deposit, $100 or more	172,616	2,206	1.28	163,100	1,839	1.13	142,115	1,496	1.04
Other certificates of deposit	177,279	1,879	1.06	181,746	1,734	0.95	198,061	1,818	0.91
Total time and savings deposits	904,203	5,686	0.63	891,541	4,748	0.53	868,309	4,392	0.50
Borrowings	165,290	5,341	3.23	165,662	4,853	2.93	170,490	4,576	2.68
Total interest-bearing liabilities	1,069,493	11,027	1.03	1,057,203	9,601	0.91	1,038,799	8,968	0.86
Demand deposits	266,415			236,937			210,520
Other liabilities	27,678			25,353			23,842
Total liabilities	1,363,586			1,319,493			1,273,161
Shareholders’ equity	145,318			143,646			135,906
Total liabilities and shareholders’ equity	$1,508,904			$1,463,139			$1,409,067
Net interest income		$82,272			$81,701			$82,484
Interest rate spread			5.55%			5.78%			6.12%
Interest expense to average earning assets			0.78%			0.70%			0.68%
Net interest margin			5.80%			5.99%			6.30%

Interest income and expense are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest-bearing liabilities, and by the interaction of rate and volume factors. The following table shows the direct causes of the year-to-year changes in the components of net interest income on a taxable-equivalent basis. The Corporation calculates the rate and volume variances using a formula prescribed by the SEC. Rate/volume variances, the third element in the calculation, are not shown separately in the table, but are allocated to the rate and volume variances in proportion to the absolute dollar amounts of each.

TABLE 2: Rate-Volume Recap

	2018 from 2017			2017 from 2016
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest income:
Loans	$(646)	$2,411	$1,765	$(4,205)	$3,958	$(247)
Securities:
Taxable	168	512	680	(67)	347	280
Tax-exempt	(865)	(552)	(1,417)	(229)	(573)	(802)
Interest-bearing deposits in other banks	848	121	969	607	12	619
Total interest income	(495)	2,492	1,997	(3,894)	3,744	(150)
Interest expense:
Time and savings deposits:
Interest-bearing demand deposits	304	13	317	49	8	57
Money market deposit accounts	108	(15)	93	10	25	35
Savings accounts	10	6	16	(1)	6	5
Certificates of deposit, $100 or more	255	112	367	125	218	343
Other certificates of deposit	189	(44)	145	79	(163)	(84)
Total time and savings deposits	866	72	938	262	94	356
Borrowings	499	(11)	488	411	(134)	277
Total interest expense	1,365	61	1,426	673	(40)	633
Change in net interest income	$(1,860)	$2,431	$571	$(4,567)	$3,784	$(783)

2018 Compared to 2017

Net interest income, on a taxable-equivalent basis, for 2018 increased to $82.3 million, compared to $81.7 million for 2017. The net interest margin decreased 19 basis points to 5.80 percent, compared to 5.99 percent for 2017. The net interest margin decline resulted from an 11 basis point decline in the yield on interest-earning assets coupled with a 12 basis point increase in the cost of interest-bearing liabilities for the year ended December 31, 2018, compared to the year ended December 31, 2017.  The decline in yield on interest-earning assets was primarily attributable to a decrease in the yields on the loan and investment securities portfolios for 2018 compared to 2017, partially offset by an increase in the yield on interest-earning deposits in other banks. The decrease in the net interest margin was offset in part by average earning asset growth of $52.5 million for 2018, compared to 2017.

Average loans, which includes both loans held for investment and loans held for sale, increased $31.4 million to $1.07 billion for the year ended December 31, 2018, compared to 2017. Average loans held for investment of the retail banking segment increased $27.4 million, or 3.9 percent, for the year ended December 31, 2018, compared to 2017.  Average loans at the retail banking segment increased for 2018 because of growth in the real estate construction and commercial real estate segments of the loan portfolio, which was driven by the continued strong loan demand in the real estate development and construction sectors of our markets and by C&F Bank strengthening its commercial lending team. Average loans held for investment at the consumer finance segment increased $2.0 million, or 0.7 percent, for 2018 compared to 2017 due to the consumer finance segment’s expansion into purchases of marine and RV loan contracts beginning in the first quarter of 2018, partially offset by a decrease in average automobile loans.  Average loans held for sale increased $2.0 million, or 5.2 percent for 2018, compared to 2017.

The overall yield on average loans decreased 6 basis points to 7.87 percent for 2018, compared to 2017. Negative factors affecting average loan yield for 2018, compared to 2017, were (1) the increased composition within the loan portfolio of lower-yielding loans at the retail banking segment relative to the higher-yielding non-prime loans at the consumer finance segment and (2) the decline in the average yield on loans at the consumer finance segment due primarily to continued competition in the non-prime automobile loan business and growth in lower-yielding, higher quality loans including marine and RV loans. Partially offsetting these factors were (1) improvements during 2018 in expectations of the timing and amount of future payments on certain PCI loans, which resulted in an acceleration of the recognition of interest income in 2018 compared to 2017 and (2) higher yields on variable rate and fixed rate loans resulting from increases in interest rates.

Average securities available for sale increased $10.6 million for 2018, compared to 2017. However, the average yield on the securities portfolio decreased 49 basis points for 2018, compared to 2017, primarily due to (1) the decrease in the federal corporate income tax rate as a result of the Tax Act, which reduced the tax equivalent yield on tax-exempt bonds, and (2) the reinvestment of proceeds from called or matured securities at lower yields.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the Federal Reserve Bank, increased $10.5 million during 2018, compared to 2017. The increase during 2018 resulted from customer deposit growth and net operating cash flow exceeding net growth in loan and securities. The average yield on these overnight funds increased 72 basis points for 2018, compared to 2017, because of the Federal Reserve Bank’s increases in the interest rate on excess cash reserve balances from 0.75 percent in December 2016 to 2.40 percent by the end of 2018.

Average interest-bearing time deposits increased $5.0 million for 2018, compared to 2017, and average savings and interest-bearing demand deposits increased $7.6 million for 2018, compared to 2017. Although interest rates have risen since the beginning of 2017, the increase in the average cost of interest-bearing deposits was only 10 basis points during 2018, as the repricing of deposit accounts lagged market interest rate increases.

Average borrowings decreased $372,000 for 2018, compared to 2017. The decrease resulted from maturities during 2018 of a $5.0 million repurchase agreement with a third-party correspondent bank and a $2.5 million advance from the FHLB, partially offset by fluctuations in repurchase agreements with commercial deposit customers. The average cost of borrowings increased 30 basis points during 2018, compared to 2017, because of increases in short-term interest rates, to which variable-rate borrowing at the consumer finance segment is indexed.

The Corporation believes that it may be challenging to maintain net interest margin at its current level, even with the projected loan growth at the Bank during 2019, because of (1) the potential for further increases in short-term interest rates, which will trigger a higher cost of variable-rate borrowing at the consumer finance segment and may drive higher costs of customer deposits, (2) repricing of time deposits at current market rates, (3) lower yields on consumer finance segment loans resulting from continued market competition and growth in lower-yielding higher-quality loans (including marine and RV loans) and (4) lower accretion of purchase discounts on PCI loans, which is included in yields on loans.

2017 Compared to 2016

Net interest income, on a taxable-equivalent basis, for 2017 decreased to $81.7 million, compared to $82.5 million for 2016. The net interest margin for 2017 decreased 31 basis points to 5.99 percent, compared to 6.30 percent for 2016. The net interest margin decline resulted from a decline in the yield on interest-earning assets of 29 basis points and an increase in the cost of funds of 5 basis points for the year ended December 31, 2017, compared to the year ended December 31, 2016.  The decline in yield on interest-earning assets for the year ended December 31, 2017 was primarily attributable to decreases in the yields on the loan and investment securities portfolios. These decreases were offset in part by earning asset growth of $55.3 million for the year ended December 31, 2017.

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

Average interest-bearing deposits in other banks, consisting primarily of excess reserves maintained at the Federal Reserve Bank, increased $2.3 million during 2017, compared to 2016, because of the lower loan funding requirements at the mortgage banking and consumer finance segments, coupled with customer deposit growth, the effects of which were offset in part by loan growth at the retail banking segment. The average yield on these overnight funds increased 57 basis points during 2017 because of the Federal Reserve Bank’s increases in the interest rate on excess reserve balances from 0.75 percent in December 2016 to 1.50 percent by the end of 2017.

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

NONINTEREST INCOME

TABLE 3: Noninterest Income

	Year Ended December 31, 2018
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$7,841	$—	$—	$7,841
Service charges on deposit accounts	4,213	—	—	—	4,213
Other service charges and fees	1,379	3,686	7	—	5,072
Net gains on calls of available for sale securities	10	—	—	—	10
Wealth management services income, net	—	—	—	1,860	1,860
BOLI income	320	—	104	—	424
Swap fee income	83	—	—	—	83
Interchange income	3,882	—	—	—	3,882
Other income	1,142	329	627	275	2,373
Total noninterest income	$11,029	$11,856	$738	$2,135	$25,758

	Year Ended December 31, 2017
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$8,553	$—	$—	$8,553
Service charges on deposit accounts	4,458	—	—	—	4,458
Other service charges and fees	1,336	3,885	7	—	5,228
Net gains on calls of available for sale securities	10	—	—	—	10
Wealth management services income, net	—	—	—	1,619	1,619
BOLI income	328	—	105	—	433
Swap fee income	193	—	—	—	193
Interchange income	3,476	—	—	—	3,476
Other income	1,325	768	883	286	3,262
Total noninterest income	$11,126	$13,206	$995	$1,905	$27,232

	Year Ended December 31, 2016
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$8,120	$—	$—	$8,120
Service charges on deposit accounts	4,262	—	—	—	4,262
Other service charges and fees	1,577	3,404	10	—	4,991
Net gains on calls of available for sale securities	52	—	—	—	52
Wealth management services income, net	—	—	—	1,165	1,165
BOLI income	828	—	99	—	927
Swap fee income	418	—	—	—	418
Interchange income	3,562	—	—	—	3,562
Other income	1,121	509	812	108	2,550
Total noninterest income	$11,820	$12,033	$921	$1,273	$26,047

2018 Compared to 2017

Total noninterest income decreased $1.5 million, or 5.4 percent, for the year ended December 31, 2018, compared to the year ended December 31, 2017.  The decrease in noninterest income was primarily due to (1) a gain of $1.3 million in 2017, included primarily in other income of the retail banking segment and mortgage banking segment, on assets held in a rabbi trust related to the Corporation’s nonqualified defined contribution plan, compared to no such gain in 2018, (2) a decrease in gains on sales of loans at the mortgage banking segment as a result of lower mortgage loan volume and pricing pressure, as rising interest rates have led to declines in mortgage industry loan production volume and increased competition, (3) decreased service charges on deposit accounts, which consists of overdraft and account maintenance fees, at the retail banking segment and (4) decreased ancillary income at the mortgage banking segment as a result of lower mortgage loan volume, partially offset by (1) increased debit card interchange income at the retail banking segment, (2) higher income from other components of net periodic pension benefit income at the retail banking segment, included in other income, resulting primarily from the Bank’s $3.0 million contribution to its cash balance pension plan in 2018, (3) increased wealth management services income and (4) a gain of $168,000, included in other income at the retail banking segment, resulting from the disposition of land in 2018.  Changes in the fair value of assets held in the rabbi trust that are recorded as items of income or loss are offset by adjustments to the Corporation’s deferred compensation liability to participants in the nonqualified plan, which are recorded in salaries and employee benefits expense.

2017 Compared to 2016

Total noninterest income increased $1.2 million, or 4.5 percent, for the year ended December 31, 2017, compared to the year ended December 31, 2016. Total noninterest income for 2017 increased primarily due to higher (1) gains on sales of loans and ancillary loan origination fees at the mortgage banking segment because of higher loan production, (2) debit card interchange income and overdraft charges at the retail banking segment, and (3) wealth management income at C&F Wealth Management because of the addition of a new wealth management group in Williamsburg and Newport News, Virginia in the fourth quarter of 2016, which were offset in part at the retail banking segment by lower swap fee income.  In addition, noninterest income of the retail banking segment for 2016 included one-time revenue items of

$359,000 in other service charges and fees associated with one of the Bank’s debit card programs, $493,000 associated with bank-owned life insurance, and a $139,000 gain on sale of a Bank-owned property included in other income.

NONINTEREST EXPENSE

TABLE 4: Noninterest Expense

	Year Ended December 31, 2018
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$26,355	$5,007	$8,500	$2,141	$42,003
Occupancy expense	5,483	1,980	782	63	8,308
Other expenses:
Data processing	6,097	54	1,263	38	7,452
Other expenses	8,580	3,329	3,511	549	15,969
Total noninterest expense	$46,515	$10,370	$14,056	$2,791	$73,732

	Year Ended December 31, 2017
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$25,757	$6,503	$9,389	$1,948	$43,597
Occupancy expense	4,671	1,957	1,035	67	7,730
Other expenses:
Data processing	5,343	53	1,256	35	6,687
Other expenses	7,937	3,175	3,130	567	14,809
Total noninterest expense	$43,708	$11,688	$14,810	$2,617	$72,823

	Year Ended December 31, 2016
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$25,033	$5,664	$10,102	$1,546	$42,345
Occupancy expense	4,484	1,820	907	17	7,228
Other expenses:
Data processing	4,844	47	1,412	20	6,323
Other expenses	8,105	2,948	3,118	493	14,664
Total noninterest expense	$42,466	$10,479	$15,539	$2,076	$70,560

2018 Compared to 2017

Total noninterest expenses increased $909,000, or 1.2 percent, for the year ended December 31, 2018, compared to 2017. The increase in noninterest expenses resulted primarily from higher operating costs at the retail banking segment attributable to (1) increased personnel costs associated with expanding the Bank’s capabilities in administrative and compliance functions, (2) higher data processing and occupancy expenses associated with enhancing our technology infrastructure, expanding our digital product offerings and increased debit and credit card interchange activity and (3) increased marketing expenses associated with promoting brand awareness. Partially offsetting these factors were (1) a decrease in salaries and employee benefits expense associated with the Corporation’s nonqualified defined contribution plan, primarily at the retail banking segment and mortgage banking segment, (2) decreased personnel costs at the mortgage banking segment resulting from lower loan origination volume, operating efficiencies and managing personnel costs and (3) decreased personnel costs at the consumer finance segment resulting from underwriting efficiencies and the purchase of loans that have higher credit metrics, resulting in lower servicing cost.  The Corporation records compensation expense for participants in its nonqualified deferred compensation plan based on amounts contributed to the plan and changes in the fair value of assets held in the rabbi trust associated with the plan, which are allocated to plan participants.  In 2017, salaries and employee benefits expense included $1.3 million related to changes in fair value of the assets in the rabbi trust.  In 2018, the assets held in the rabbi trust gave rise to losses of $610,000 recognized in other expense and a corresponding reduction of salaries and employee benefits expense.

2017 Compared to 2016

Total noninterest expenses increased $2.3 million, or 3.2 percent, for the year ended December 31, 2017, compared to 2016. The increase in noninterest expenses resulted primarily from higher personnel costs at (1) the Bank principally because of increased staff levels and support positions associated with the Bank's retail banking and commercial lending growth and expansion into Charlottesville, Virginia, (2) C&F Mortgage because of higher loan production and the mortgage banking segment’s expansion in Chesapeake, Virginia, which began in the fourth quarter of 2016, and (3) the Corporation’s wealth management subsidiary because of the addition of a new wealth management group in Williamsburg and Newport News, Virginia in the fourth quarter of 2016. Occupancy expense increased (1) at the Bank, C&F Mortgage, and at C&F Finance due to expenses associated with strengthening the technology infrastructure and (2) at the Bank, C&F Mortgage, and C&F Wealth Management due to higher rent expense for the addition of locations in Charlottesville, Chesapeake, and Williamsburg, respectively. These increases in noninterest expenses were offset in part at C&F Finance by lower (1) personnel costs due to fewer sales contracts purchased during 2017, (2) repossession expenses due to normal fluctuations in the timing of repossessed asset sales, (3) data processing fees due to a lower volume of loan activity and (4) collection expenses due to costs associated with the transition to new systems that were incurred during the first quarter of 2016.

INCOME TAXES

Income tax expense on 2018 earnings was $4.5 million, resulting in an effective tax rate of 20.1 percent, compared with $11.4 million, or 63.4 percent, in 2017 and $4.5 million, or 24.9 percent, in 2016.  The lower effective tax rate in 2018 compared to 2017, and the higher effective tax rate in 2017 compared to 2016, were primarily a result of the Tax Act, which was signed into law on December 22, 2017 and permanently lowered the federal corporate income tax rate to 21 percent, effective January 1, 2018.  In connection with the reduction in the federal corporate income tax rate, the Corporation recognized a one-time remeasurement of its federal net deferred tax asset in 2017, which resulted in additional income tax expense and a  decrease in net income of $6.6 million. The lower federal corporate income tax rate also had a favorable effect on the net income of each of the Corporation’s principal business segments in 2018 compared to 2017, the benefit of which was offset in part by lower tax savings on tax-exempt investment securities income during 2018, resulting from the lower income tax rate coupled with a decline in the average balance of tax-exempt securities.

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

The review process generally begins with loan officers or management identifying problem loans to be reviewed on an individual basis for impairment. This review of individual loans is limited to those loans that have indications of probable loss or that may result in significant losses to the Corporation, while all other loans, which may include delinquent loans and loans classified as special mention or substandard, are evaluated as a group, as discussed below. In addition, all TDRs are considered impaired loans and are individually evaluated.  We consider a loan impaired when it is probable that we will be unable to collect all interest and principal payments as scheduled in the loan agreement.  A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. If a loan is considered impaired, impairment is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  A valuation allowance is established for an impaired loan to the extent that this measure of the impaired loan is less than the recorded investment in the loan. When a loan is determined to be impaired, we follow a consistent process to measure that impairment in our loan portfolio. For collateral dependent loans we obtain an updated appraisal if we do not have a current one on file.  Appraisals are performed by independent third party appraisers with relevant industry experience.  We may make adjustments to the appraised value based on recent sales of similar properties or general market conditions when appropriate. We also estimate costs to sell collateral in the measurement of impairment if those costs are expected to reduce the cash flows available to repay or otherwise satisfy the loan.

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

Allowance for Loan Losses Methodology – Consumer Finance. The consumer finance segment’s loans consist of non-prime automobile loans and prime marine and RV loans. These loans carry risks associated with (1) the continued credit-worthiness of borrowers and (2) the value of rapidly-depreciating collateral. These loans do not lend themselves to a classification process because of the short duration of time between default, repossession and charge-off. Therefore, the loan loss allowance review process generally focuses on an analysis of charge-off history for relevant periods of time, which can vary depending on economic conditions.  Further consideration is given to the following factors:

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

In accordance with its policies and guidelines and consistent with industry practices, C&F Finance, at times, offers payment deferrals to non-prime automobile borrowers, whereby the borrower is allowed to move up to two payments within a twelve-month rolling period to the end of the loan. A fee will be collected for extensions only in states that permit it. An account for which all delinquent payments are deferred is classified as current at the time the deferment is granted and therefore is not included as a delinquent account. Thereafter, such an account is aged based on the timely payment of future installments in the same manner as any other account. We evaluate the results of this deferment strategy based upon the amount of cash installments that are collected on accounts after they have been deferred versus the extent to which the collateral underlying the deferred accounts has depreciated over the same period of time. Based on this evaluation, we believe that payment deferrals granted according to our policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections. Payment deferrals may affect the ultimate timing of when an account is charged off. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio and therefore increase the allowance for loan losses and related provision for loan losses. The average amounts deferred on a monthly basis, as a percentage of average non-prime automobile loans outstanding, was 2.30 percent in 2018, 2.57 percent in 2017 and 2.21 percent in 2016.

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following table presents the Corporation’s loan loss experience for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Balance, beginning of period	$35,726	$37,066	$35,569	$35,606	$34,852
Provision for loan losses:
Retail Banking	100	200	—	—	—
Mortgage Banking	—	—	—	45	60
Consumer Finance	10,906	16,235	18,040	15,467	16,270
Total provision for loan losses	11,006	16,435	18,040	15,512	16,330
Loans charged off:
Real estate—residential mortgage	(42)	(179)	(82)	(144)	(161)
Commercial, financial and agricultural[1]	(409)	(349)	(87)	(21)	(271)
Equity lines	—	(42)	(57)	(19)	(80)
Consumer	(344)	(301)	(281)	(317)	(312)
Consumer finance	(16,477)	(21,525)	(20,663)	(19,816)	(19,022)
Total loans charged off	(17,272)	(22,396)	(21,170)	(20,317)	(19,846)
Recoveries of loans previously charged off:
Real estate—residential mortgage	57	118	163	257	59
Commercial, financial and agricultural[1]	59	21	206	31	210
Equity lines	—	2	—	1	—
Consumer	230	189	236	268	250
Consumer finance	4,217	4,291	4,022	4,211	3,751
Total recoveries	4,563	4,621	4,627	4,768	4,270
Net loans charged off	(12,709)	(17,775)	(16,543)	(15,549)	(15,576)
Balance, end of period	$34,023	$35,726	$37,066	$35,569	$35,606
Ratio of net charge-offs (recoveries) to average total loans outstanding during period for Retail Banking	0.06%	0.08%	(0.02)%	(0.01)%	0.06%
Ratio of net charge-offs to average total loans outstanding during period for Consumer Finance	4.14%	5.82%	5.55%	5.50%	5.39%

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

The allocation of the allowance for loan losses at December 31 for the years indicated and the ratio of corresponding outstanding loan balances to total loans are as follows:

TABLE 6: Allocation of Allowance for Loan Losses

	December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,246	$2,371	$2,559	$2,471	$2,313
Real estate—construction [1]	727	605	816	94	434
Commercial, financial and agricultural [2]	6,688	7,478	7,393	7,755	7,744
Equity lines	1,106	688	685	1,052	812
Consumer	257	231	261	243	211
Consumer finance	22,999	24,353	25,352	23,954	24,092
Total allowance for loan losses	$34,023	$35,726	$37,066	$35,569	$35,606
Ratio of loans to total period-end loans:
Real estate—residential mortgage	17%	19%	19%	21%	21%
Real estate—construction [1]	5	4	6	1	1
Commercial, financial and agricultural [2]	43	43	39	39	37
Equity lines	5	5	5	6	6
Consumer	2	1	1	1	1
Consumer finance	28	28	30	32	34
	100%	100%	100%	100%	100%

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2018 were as follows:

TABLE 7A: Credit Quality Indicators

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$180,232	$2,832	$1,243	$594	$184,901
Real estate – construction [2]	54,461	—	—	—	54,461
Commercial, financial and agricultural [3]	440,832	14,625	454	24	455,935
Equity lines	54,289	389	99	883	55,660
Consumer	14,998	5	6	—	15,009
	$744,812	$17,851	$1,802	$1,501	$765,966

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$295,442	$712	$296,154

[1]	At December 31, 2018, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2017 were as follows:

TABLE 7B: Credit Quality Indicators

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$179,963	$1,235	$2,835	$830	$184,863
Real estate – construction [2]	44,782	—	—	—	44,782
Commercial, financial and agricultural [3]	410,890	2,908	20,256	3,830	437,884
Equity lines	53,870	465	251	651	55,237
Consumer	12,693	3	322	—	13,018
	$702,198	$4,611	$23,664	$5,311	$735,784

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$291,240	$764	$292,004

[1]	At December 31, 2017, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

The retail banking segment allowance for loan losses as a percentage of total loans, excluding PCI loans, declined to 1.37 percent at December 31, 2018, compared to 1.48 percent at December 31, 2017, because of a decrease in the allowance related to impaired loans, loan growth during 2018 and overall better credit quality. We believe that the current level of the allowance for loan losses at the retail banking segment is adequate to absorb probable losses inherent in the loan portfolio, based on the relevant history of charge-offs and recoveries, current economic conditions, overall portfolio quality and review of specific criticized loans. If loan concentrations within the retail banking segment’s loan portfolio result in higher credit risk or if economic conditions deteriorate in future periods, a higher level of nonperforming loans may be experienced, which may then require a higher provision for loan losses.

The consumer finance segment’s allowance for loan losses decreased by $1.4 million to $23.0 million at December 31, 2018 from $24.4 million at December 31, 2017, and its provision for loan losses decreased $5.3 million for the year ended December 31, 2018, as compared to 2017. The decrease in the allowance and the lower provision resulted primarily from C&F Finance purchasing loan contracts with higher credit metrics beginning in 2016, which has led to an overall improvement in the credit quality of the portfolio and lower charge-offs. Delinquent loans as a percentage of total loans decreased to 4.76 percent at December 31, 2018 from 5.17 percent at December 31, 2017 and the net charge-off ratio for 2018 decreased to 4.14 percent from 5.82 percent for 2017. The allowance for loan losses as a percentage of loans decreased to 7.77 percent at December 31, 2018, compared to 8.34 percent at December 31, 2017, primarily as a result of lower net charge-offs on non-prime automobile loans and the purchase of prime marine and RV loans beginning in 2018, which require a lower allowance for loan losses. Management expects the marine and RV loan contracts purchased by the consumer finance segment beginning in the first quarter of 2018, which are contracts for prime loans made to borrowers with higher credit scores, to require both a lower provision for loan losses and allowance for loan losses than the consumer finance segment’s non-prime automobile loans, contributing to a decrease in the overall level of the consumer finance segment’s allowance for loan losses as a percentage of total loans. At December 31, 2018, compared to December 31, 2017, the higher composition within the consumer finance segment’s loan portfolio of marine and RV loans accounted for 28 basis points of the 57 basis points decrease in this ratio.

As previously described, the consumer finance segment, at times, offers payment deferrals to non-prime automobile borrowers as a management technique to achieve higher ultimate cash collections on select loan accounts. Payment deferrals may affect the ultimate timing of when an account is charged off. A significant reliance on deferrals as a means of managing collections may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio.  The average amounts deferred on a monthly basis, as a percentage of average non-prime automobile loans outstanding was 2.30 percent in 2018, 2.57 percent in 2017 and 2.21 percent in 2016.

Because C&F Finance primarily focuses on non-prime borrowers, the anticipated rates of delinquencies, defaults, repossessions and losses on the consumer finance loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. These periods also may be accompanied by decreased consumer demand for used automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage and increases the amount of a loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which we may sell repossessed automobiles or delay the timing of these sales. While we manage the higher risk inherent in loans made to non-prime borrowers through the underwriting criteria, portfolio management and collection methods employed by C&F Finance, we cannot guarantee that these criteria or methods will afford adequate protection against these risks. However, we believe that the current allowance for loan losses is adequate to absorb probable losses on existing consumer finance segment loans that may become uncollectible. If factors influencing the consumer finance segment result in higher net charge-off ratios in future periods, the consumer finance segment may need to increase the level of its allowance for loan losses through additional provisions for loan losses, which could negatively affect future earnings of the consumer finance segment.

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

At the consumer finance segment, the repossession process is generally initiated after a loan becomes more than 60 days delinquent. Borrowers have an opportunity to redeem their repossessed vehicles by paying all outstanding balances, including finance charges and fees.  Vehicles that are not redeemed within the prescribed waiting period before C&F Finance has the legal right to sell the repossessed vehicle then become available-for-sale at the end of that period and are reclassified from loans to other assets and are recorded initially at fair value less estimated costs to sell. The difference between the carrying amount of each loan and the fair value of the vehicle (i.e. the deficiency) is charged against the allowance for loan losses.  Accounts still in process of collection or for which the Corporation does not have the legal right to sell continue to be classified as loans until such legal authority is obtained.  After the vehicles have been sold in third-party auctions, we credit the proceeds from the sale of the vehicles, and any other recoveries, to the carrying value of the repossessed vehicles. C&F Finance pursues collection of deficiencies, as allowed by state law, when it deems such action to be appropriate.

Table 8 summarizes nonperforming assets at December 31 of each of the past five years.

TABLE 8: Nonperforming Assets

Retail Banking Segment

(Dollars in thousands)	2018	2017	2016	2015	2014
Loans, excluding purchased loans	$723,778	$686,605	$629,523	$525,283	$447,614
Purchased performing loans[1]	36,874	42,793	53,329	67,022	80,146
Purchased credit impaired loans[1]	1,835	3,103	9,256	13,908	21,424
Total loans	$762,487	$732,501	$692,108	$606,213	$549,184

Nonaccrual loans[2]	$1,464	$5,272	$4,235	$6,157	$4,717
OREO	246	168	195	942	786
Total nonperforming assets	$1,710	$5,440	$4,430	$7,099	$5,503

Accruing loans past due for 90 days or more	$324	$306	$6	$761	$14
Troubled debt-restructurings (TDRs)[2]	$5,451	$10,896	$5,825	$5,344	$5,827
Allowance for loan losses (ALL)	$10,426	$10,775	$11,115	$11,017	$10,961
Nonperforming assets to total loans and OREO	0.22%	0.74%	0.64%	1.17%	1.00%
ALL to total loans, excluding purchased credit impaired loans	1.37	1.48	1.63	1.86	2.08
ALL to total nonaccrual loans	712.16	204.38	262.46	178.93	232.37
Net (recoveries) charge-offs to average total loans	0.06	0.08	(0.02)	(0.01)	0.06

[1]

Acquired loans are tracked in two separate categories – “purchased performing” and “purchased credit impaired.” The remaining discount for the purchased performing loans was $1.9 million at December 31, 2018, $2.3 million at December 31, 2017, $2.9 million at December 31, 2016, $4.0 million at December 31, 2015 and $4.9 million at December 31, 2014. The remaining discount for the purchased credit impaired loans was $7.9 million at December 31, 2018, $9.8 million at December 31, 2017, $10.5 million at December 31, 2016, $11.8 million at December 31, 2015 and $15.1 million at December 31, 2014.

[2]

Nonaccrual loans include nonaccrual TDRs of $166,000 at December 31, 2018, $3.9 million at December 31, 2017, $2.0 million at December 31, 2016, $2.5 million at December 31, 2015 and $2.0 million at December 31, 2014.

Mortgage Banking Segment

(Dollars in thousands)	2018	2017	2016	2015	2014
Nonaccrual loans	$37	$39	$41	$—	$187
Total loans	$3,479	$3,283	$3,275	$3,493	$3,288
Allowance for loan losses	$598	$598	$598	$598	$553
Nonaccrual loans to total loans	1.06%	1.19%	1.25%	—%	5.69%
Allowance for loan losses to total loans	17.19	18.22	18.26	17.12	16.82

Consumer Finance Segment

(Dollars in thousands)	2018	2017	2016	2015	2014
Nonaccrual loans	$712	$764	$1,215	$1,321	$1,040
Accruing loans past due for 90 days or more	$—	$—	$—	$—	$—
Repossessed assets	$371	$250	$580	$392	$312
Total loans	$296,154	$292,004	$304,357	$293,480	$283,333
Allowance for loan losses	$22,999	$24,353	$25,353	$23,954	$24,092
Nonaccrual loans to total loans	0.24%	0.26%	0.40%	0.28%	0.37%
Allowance for loan losses to total loans	7.77	8.34	8.33	8.21	8.50
Net charge-offs to average total loans	4.14	5.82	5.55	5.50	5.39

Table 9 presents the changes in the OREO balance for 2018 and 2017.

TABLE 9: OREO Changes

	Year Ended December 31,
(Dollars in thousands)	2018	2017
Balance at the beginning of year, gross	$225	$281
Transfers between loans and other real estate owned	98	208
Charge-offs	—	(29)
Sales proceeds	(18)	(245)
(Loss) gain on disposition	(2)	10
Balance at the end of year, gross	303	225
Less valuation allowance	(57)	(57)
Balance at the end of year, net	$246	$168

Nonperforming assets of the retail banking segment totaled $1.7 million at December 31, 2018, compared to $5.4 million at December 31, 2017. Nonperforming assets at December 31, 2018 consisted primarily of $1.5 million in nonaccrual loans, compared to $5.3 million at December 31, 2017. The decline in nonaccrual loans during 2018 resulted primarily from the resolution of one commercial relationship that had a total carrying amount at December 31, 2017 of $3.80 million.

Nonaccrual loans at the consumer finance segment decreased to $712,000 at December 31, 2018 from $764,000 at December 31, 2017. As noted above, the allowance for loan losses at the consumer finance segment decreased from $24.4 million at December 31, 2017 to $23.0 million at December 31, 2018, and the ratio of the allowance for loan losses to total consumer finance loans was 7.77 percent as of December 31, 2018, compared to 8.34 percent at December 31, 2017. Nonaccrual consumer finance loans remain low relative to the allowance for loan losses and the total consumer finance loan portfolio because the consumer finance segment generally initiates repossession of loan collateral once a loan becomes more than 60 days delinquent. Repossessed vehicles of the consumer finance segment are classified as other assets and consist only of vehicles the Corporation has the legal right to sell.  Prior to the reclassification from loans to repossessed vehicles, the difference between the carrying amount of each loan and the fair value of each vehicle (i.e. the deficiency) is charged against the allowance for loan losses.  At December 31, 2018, repossessed vehicles at fair value less estimated costs to sell included in other assets totaled $371,000, compared to $250,000 at December 31, 2017.

If interest on nonaccrual loans had been recognized, we would have recorded additional gross interest income of $325,000 for 2018, $462,000 for 2017, and $304,000 for 2016. Interest received on nonaccrual loans was $384,000 for 2018, $89,000 in 2017, $247,000 in 2016.

As discussed above, we measure impaired loans either based on fair value of the loan using the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent, or using the present value of expected future cash flows discounted at the loan’s effective interest rate. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. TDRs occur when we agree to significantly modify the original terms of a loan by granting a concession due to the deterioration in the financial condition of the borrower. These concessions typically are made for loss mitigation purposes and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. TDRs are considered impaired loans.

Impaired loans, which included TDRs of $5.45 million, and the related allowance at December 31, 2018, were as follows:

TABLE 10A: Impaired Loans

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,057	$1,288	$1,677	$92	$3,056	$142
Commercial, financial and agricultural:
Commercial real estate lending	2,468	1,498	927	10	2,653	132
Commercial business lending	33	25	—	—	26	—
Equity lines	365	31	326	326	359	2
Consumer	5	—	5	—	5	—
Total	$5,928	$2,842	$2,935	$428	$6,099	$276

Impaired loans, which consisted solely of TDRs, and the related allowance at December 31, 2017, were as follows:

TABLE 10B: Impaired Loans

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,745	$1,603	$2,033	$214	$3,743	$184
Commercial, financial and agricultural:
Commercial real estate lending	6,981	2,841	4,031	615	7,818	168
Commercial business lending	41	35	—	—	45	—
Equity lines	32	31	—	—	32	2
Consumer	321	322	—	—	321	13
Total	$11,120	$4,832	$6,064	$829	$11,959	$367

TDRs at December 31, 2018 and 2017 were as follows:

TABLE 11: Troubled Debt Restructurings

	December 31,	December 31,
(Dollars in thousands)	2018	2017
Accruing TDRs	$5,285	$7,015
Nonaccrual TDRs[1]	166	3,881
Total TDRs[2]	$5,451	$10,896

[1]	Included in nonaccrual loans in Table 8: Nonperforming Assets.
[2]	Included in impaired loans in Tables 10A and 10B: Impaired Loans.

The decrease in impaired loans during 2018 consisted primarily of the resolution of one commercial relationship that had a total carrying amount at December 31, 2017 of $3.80 million.  While TDRs are considered impaired loans, not all TDRs are on nonaccrual status.  If a loan was on nonaccrual status at the time of the TDR modification, the loan will remain on nonaccrual status following the modification and may be returned to accrual status based on the Corporation’s policy for returning loans to accrual status. If a loan was accruing prior to being modified as a TDR and if management concludes that the borrower is able to make such modified payments, and there are no other factors or circumstances that would cause management to conclude otherwise, the TDR will remain on an accruing status.

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

At December 31, 2018, the Corporation had total assets of $1.52 billion compared to $1.51 billion at December 31, 2017. The significant components of the Corporation’s Consolidated Balance Sheets are discussed below.

LOAN PORTFOLIO

General

Through the retail banking segment, we engage in a wide range of lending activities, which include the origination, primarily in the retail banking segment’s market area, of (1) one-to-four family and multi-family residential mortgage loans, (2) commercial real estate loans, (3) construction loans, (4) land acquisition and development loans, (5) consumer loans and (6) commercial business loans. We engage in non-prime automobile, and marine and RV lending through the consumer finance segment and in residential mortgage lending through the mortgage banking segment with substantially all of the loans originated through the mortgage banking segment sold to third-party investors. At December 31, 2018, the Corporation’s loans held for investment in all categories, net of the allowance for loan losses, totaled $1.0 billion and loans held for sale had a fair value of $41.9 million.

Tables 12 and 13 present information pertaining to the composition of loans held for investment and the maturity/repricing of certain loans held for investment.

TABLE 12: Summary of Loans Held for Investment

	December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Real estate—residential mortgage	$184,901	$184,863	$188,264	$186,763	$179,817
Real estate—construction [1]	54,461	44,782	55,732	7,759	7,325
Commercial, financial, and agricultural [2]	455,935	437,884	390,388	356,062	306,845
Equity lines	55,660	55,237	52,600	50,111	50,321
Consumer	15,009	13,018	8,399	9,011	8,163
Consumer finance	296,154	292,004	304,357	291,755	283,333
Total loans	1,062,120	1,027,788	999,740	901,461	835,804
Less allowance for loan losses	(34,023)	(35,726)	(37,066)	(35,569)	(35,606)
Total loans, net	$1,028,097	$992,062	$962,674	$865,892	$800,198

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

TABLE 13: Maturity/Repricing Schedule of Loans Held for Investment

	December 31, 2018
	Commercial,
	Financial,	Real Estate
(Dollars in thousands)	and Agricultural	Construction
Variable Rate:
Within 1 year	$135,775	$—
1 to 5 years	90,440	242
After 5 years	27,730	28,905
Fixed Rate:
Within 1 year	$43,830	$2,703
1 to 5 years	63,420	—
After 5 years	94,740	22,611

The increase in total loans from December 31, 2017 to December 31, 2018 was primarily due to commercial and construction loan growth at the retail banking segment resulting from additions of experienced lenders to our commercial lending team over the past several years and demand for commercial lending in our established markets, as well as expansion into new markets.

Total loans at December 31, 2018 and 2017 included loans purchased in connection with the Corporation’s acquisition of CVB on October 1, 2013. These loans were recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses. On the date of acquisition, the Corporation acquired PCI loans with a fair value of $35.3 million and purchased performing loans with a fair value of $111.8 million. The following tables present the outstanding principal balance and the carrying amount of purchased loans that are included in the Corporation’s Consolidated Balance Sheets at December 31, 2018 and 2017.

TABLE 14: PCI and Purchased Performing Loans

	December 31, 2018
	Purchased
	Credit	Purchased
(Dollars in thousands)	Impaired	Performing	Total
Outstanding principal balance	$9,734	$38,768	$48,502
Carrying amount
Real estate – residential mortgage	$284	$8,823	$9,107
Commercial, financial and agricultural	1,461	18,982	20,443
Equity lines	90	9,063	9,153
Consumer	—	6	6
Total acquired loans	$1,835	$36,874	$38,709

	December 31, 2017
	Purchased
	Credit	Purchased
(Dollars in thousands)	Impaired	Performing	Total
Outstanding principal balance	$12,856	$45,083	$57,939
Carrying amount
Real estate – residential mortgage	$492	$10,855	$11,347
Commercial, financial and agricultural	2,472	22,305	24,777
Equity lines	139	9,621	9,760
Consumer	—	12	12
Total acquired loans	$3,103	$42,793	$45,896

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

Residential Mortgage Lending – Held for Investment

The retail banking segment originates residential mortgage loans secured by first and second liens on properties located in its primary market area in the Hampton to Charlottesville corridor in Virginia. The Bank offers various types of residential first mortgage loans in addition to traditional long-term, fixed-rate loans. The majority of such loans include 10, 15 and 30 year amortizing mortgage loans with fixed rates of interest and fixed-rate mortgage loans with terms of 20, 25 and 30 years but subject to call after five years at the Bank’s option. Second mortgage loans are offered with fixed and adjustable rates. Second mortgage loans are granted for a fixed period of time, usually between 5 and 20 years. Call option provisions are included in the loan documents for some longer-term, fixed-rate second mortgage loans, and these provisions allow the Bank to make interest rate adjustments for such loans.

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

The amounts, interest rates and terms for construction loans vary, depending upon market conditions, the size and complexity of the project, and the financial strength of the borrower and any guarantors of the loan. The term for a typical construction loan ranges from 9 months to 15 months for the construction of an individual residence and from 15 months to a maximum of 3 years for larger residential or commercial projects. We do not typically amortize construction loans, and the borrower pays interest monthly on the outstanding principal balance of the loan. The Bank offers fixed and variable interest rates on construction loans. We do not generally finance the construction of commercial real estate projects built on a speculative basis. For residential builder loans, we limit the number of models and/or speculative units allowed depending on market conditions, the builder’s financial strength and track record and other factors. Generally, the maximum loan-to-value ratio for one-to-four family residential construction loans is 80 percent of the property’s fair market value, or 85 percent of the property’s fair market value if the property will be the borrower’s primary residence. The fair market value of a project is determined on the basis of an appraisal of the project conducted by an appraiser approved by the Bank. For larger projects where unit absorption or leasing is a concern, we may also obtain a feasibility study or other acceptable information from the borrower or other sources about the likely disposition of the property following the completion of construction.

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

In recent years, we have structured a portion of our commercial real estate loans as mini-permanent loans. The amortization period, term and interest rates for these loans vary based on borrower preferences and our assessment of the loan and the degree of risk involved. If the borrower prefers a fixed rate of interest, we usually offer a loan with a fixed rate of interest for a term of 3 to 10 years with an amortization period of up to 25 years. The remaining balance of the loan is due and payable in a single balloon payment at the end of the initial term. We believe these loan terms provide some protection from changes in the borrower’s business and income as well as changes in general economic conditions. In the case of fixed-rate commercial real estate loans, shorter maturities also provide an opportunity to adjust the interest rate on this type of interest-earning asset in accordance with our asset and liability management strategies. Certain commercial customers qualify for participation in an interest rate swap program.  This program provides flexible pricing structures for our larger borrowers who wish to pay a fixed rate of interest, while preserving a floating rate for the Bank, which protects C&F Bank from exposure to rising interest rates.

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

The consumer finance segment’s underwriting and collateral guidelines form the basis for the purchase decision. Exceptions to credit policies and authorities must be approved by a designated credit officer. C&F Finance’s typical automobile customers have experienced prior credit difficulties. Because C&F Finance serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, we expect C&F Finance to sustain a higher level of credit losses in the automobile portfolio than traditional financing sources. However, C&F Finance generally purchases these contracts with interest at higher rates than those charged by traditional financing sources. These higher rates should more than offset the increase in the provision for loan losses for this segment of the Corporation’s loan portfolio.

In addition to purchasing automobile contracts through a dealer network, C&F Finance began purchasing marine and RV contracts, also on an indirect basis, through a third party provider in 2018.  While the approval process is generally the same as the automobile approval process described above, borrowers on marine and RV contracts purchased by C&F Finance have not had prior credit issues and these contracts are considered prime.  The rates charged on these loans are significantly less than the automobile portfolio with a much lower expected level of credit losses.

Loans associated with automobile sales finance are included in the consumer finance category in Table 12: Summary of Loans Held for Investment.

SECURITIES

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value.  At December 31, 2018 and 2017, all securities in the Corporation’s investment portfolio were classified as available for sale.

Table 15 sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 15: Securities Available for Sale

	December 31, 2018		December 31, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$17,473	8%	$16,173	8%
Mortgage-backed securities	104,983	49	97,058	44
Obligations of states and political subdivisions	92,454	43	105,745	48
Total available for sale securities at fair value	$214,910	100%	$218,976	100%

The Corporation seeks to diversify its portfolio to minimize risk, including by purchasing (1) shorter-duration mortgage-backed securities to reduce interest rate risk and for cash flow and reinvestment opportunities and (2) securities issued by states and political subdivisions due to the tax benefits and the higher tax-adjusted yield obtained from these securities. All of the Corporation’s mortgage-backed securities are direct issues of United States government agencies or government-sponsored enterprises. At December 31, 2018, approximately 96 percent of the Corporation’s obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor’s or Moody’s Investors Service.

Table 16 presents additional information pertaining to the composition of the securities portfolio at December 31, at amortized cost, by the earlier of contractual maturity or expected maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

TABLE 16: Maturity of Securities

	Year Ended December 31,
	2018		2017		2016
		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield
U.S. government agencies and corporations:
Maturing within 1 year	$7,266	2.47%	$6,770	2.23%	$7,032	1.61%
Maturing after 1 year, but within 5 years	6,596	2.08	3,099	1.88	1,849	1.65
Maturing after 5 years, but within 10 years	4,146	2.17	6,645	2.10	7,645	2.04
Total U.S. government agencies and corporations	18,008	2.26	16,514	2.11	16,526	1.81
Mortgage-backed securities:
Maturing within 1 year	126	4.95	77	4.36	304	1.96
Maturing after 1 year, but within 5 years	102,127	2.35	97,061	2.10	71,740	2.03
Maturing after 5 years, but within 10 years	2,791	2.36	537	3.19	3,890	2.87
Maturing after 10 years	1,743	3.02	2	3.25	1,276	2.72
Total mortgage-backed securities	106,787	2.36	97,677	2.11	77,210	2.08
States and municipals:[1]
Maturing within 1 year	41,510	3.89	33,398	5.09	20,703	5.03
Maturing after 1 year, but within 5 years	41,258	3.17	59,285	4.04	75,898	4.54
Maturing after 5 years, but within 10 years	7,401	5.45	8,072	6.32	10,587	5.77
Maturing after 10 years	1,686	4.52	3,222	5.52	6,969	6.11
Total states and municipals	91,855	3.71	103,977	4.60	114,157	4.84
Total securities:
Maturing within 1 year	48,902	3.68	40,245	4.61	28,039	4.14
Maturing after 1 year, but within 5 years	149,981	2.56	159,445	2.82	149,487	3.30
Maturing after 5 years, but within 10 years	14,338	3.90	15,254	4.37	22,122	3.97
Maturing after 10 years	3,429	3.76	3,224	5.52	8,245	5.59
Total securities	$216,650	2.92%	$218,168	3.30%	$207,893	3.58%

1.

Yields on tax-exempt securities have been computed on a taxable-equivalent basis using the federal corporate income tax rate of 21 percent for the year ended December 31, 2018 and 34 percent for the years ended December 31, 2017 and 2016.

DEPOSITS

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts, and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

Deposits totaled $1.18 billion at December 31, 2018, compared to $1.17 billion at December 31, 2017. This increase primarily consisted of a $23.7 million increase in non-interest bearing demand deposits offset by a decrease of $12.1 million in savings, money market and interest-bearing demand deposits, which reflects our continued focus on attracting non-interest bearing deposits as a core funding source and continued competition for interest-bearing deposits as rates have continued to rise.

The Corporation had $2.4 million in brokered money market deposits outstanding at December 31, 2018, compared to $3.3 million in brokered money market deposits at December 31, 2017. The source of these brokered deposits is uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Table 17 presents the average deposit balances and average rates paid for the years 2018, 2017 and 2016.

TABLE 17: Average Deposits and Rates Paid

	Year Ended December 31,
	2018		2017		2016
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$266,415		$236,937		$210,520
Interest-bearing transaction accounts	221,750	0.36%	215,627	0.22%	211,441	0.22%
Money market deposit accounts	215,662	0.32	221,279	0.27	213,793	0.27
Savings accounts	116,896	0.09	109,789	0.08	102,899	0.08
Certificates of deposit, $100 thousand or more	172,616	1.28	163,100	1.13	142,115	1.04
Other certificates of deposit	177,279	1.06	181,746	0.95	198,061	0.91
Total interest-bearing deposits	904,203	0.63%	891,541	0.53%	868,309	0.50%
Total deposits	$1,170,618		$1,128,478		$1,078,829

Table 18 details maturities of certificates of deposit with balances of $100,000 or more at December 31, 2018.

TABLE 18: Maturities of Certificates of Deposit with Balances of $100,000 or More

(Dollars in thousands)	December 31, 2018
3 months or less	$33,427
3-6 months	33,539
6-12 months	46,697
Over 12 months	58,110
Total	$171,773

BORROWINGS

In addition to deposits, the Corporation utilizes short-term and long-term borrowings as sources of funds. Short-term borrowings from the Federal Reserve Bank and the FHLB may be used to fund the Corporation’s day-to-day operations. Short-term borrowings also include securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the day sold, as well as overnight unsecured fed funds lines with correspondent banks. Long-term borrowings consist of advances from the FHLB and advances under a non-recourse revolving bank line of credit. All FHLB advances are secured by a blanket floating lien on all of C&F Bank’s qualifying closed-end and revolving open-end loans secured by 1-4 family residential properties. All Federal Reserve Bank advances are secured by loan-specific liens on certain qualifying loans of C&F Bank that are not otherwise pledged. The bank line of credit is non-recourse and is secured by loans at C&F Finance.

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The total amount of unused loan commitments was $244.2 million at December 31, 2018, and $224.5 million at December 31, 2017.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit was $19.3 million at December 31, 2018 and $15.5 million at December 31, 2017.

At December 31, 2018, C&F Mortgage had interest rate lock commitments (or IRLCs) to originate mortgage loans aggregating $44.3 million and loans held for sale of $40.6 million. At December 31, 2018, each IRLC and loan held for sale by C&F Mortgage was subject to a forward sales agreement on a best efforts basis.  C&F Mortgage enters into IRLCs with customers and will sell the underlying loans to investors on either a best efforts or a mandatory delivery basis. C&F Mortgage mitigates interest rate risk on IRLCs and loans held for sale by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of mortgage-backed to-be-announced securities (TBAs) for loans to be delivered on a mandatory basis. Both the IRLCs with customers and the forward sales contracts are considered derivative financial instruments. At December 31, 2018, C&F Mortgage had best efforts forward sales contracts with a notional value of $84.9 million. The fair value of these derivative instruments at December 31, 2018 was $636,000, which was included in other assets.  There were no loans to be delivered on a mandatory basis at December 31, 2018.

C&F Mortgage sells substantially all of the residential mortgage loans it originates to third-party counterparties (i.e., investors).  As is customary in the industry, the agreements with these counterparties require C&F Mortgage to extend representations and warranties with respect to lending program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the counterparties are entitled to make loss claims and repurchase requests of C&F Mortgage for loans that contain covered deficiencies. C&F Mortgage has obtained early payment default recourse waivers for a significant portion of its business. Recourse periods for early payment default for the remaining counterparties vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. C&F Mortgage maintains an indemnification reserve for potential claims that, in management’s judgment, will be adequate to absorb any losses arising from valid indemnification requests. Payments made under these recourse provisions were $350,000 in 2016.  There were no payments made in 2018 and 2017. Payments made during 2016 primarily resulted from an agreement with a third-party counterparty that resolved all known and unknown indemnification obligations for loans sold to this counterparty prior to August 2016.

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

The Corporation has interest rate swaps that qualify and are designated as cash flow hedges. The Corporation’s cash flow hedges effectively modify the Corporation’s exposure to interest rate risk by converting variable rates of interest on $10.0 million and $15.0 million of the Corporation’s trust preferred capital notes to fixed rates of interest until September 2020 and December 2019, respectively. The cash flow hedges’ total notional amount is $25.0 million. At December 31, 2018, the cash flow hedges had a fair value of $289,000, which is recorded in other assets. The net gain on the cash flow hedges is recognized as a component of other comprehensive income.

Pursuant to a program the Corporation initiated during 2016, the Corporation also enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs.  The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms.  The net effect of these interest rate swaps and the related loans is that the customer pays a fixed rate of interest and the Corporation receives a floating rate.  At December 31, 2018, the total notional amount of the interest rate swaps related to these loans was $91.9 million, and the interest rate swaps had a net fair value of zero, with $1.6 million recognized in other assets and $1.6 million recognized in other liabilities.  These swaps are not designated as hedging instruments; therefore, changes in fair value are recorded in other noninterest expense.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, totaled $220.1 million at December 31, 2018. The Corporation’s funding sources, including capacity, amount outstanding and amount available at December 31, 2018 are presented in Table 19.

TABLE 19: Funding Sources

	December 31, 2018
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$70,000	$—	$70,000
Repurchase lines of credit	50,000	—	50,000
Borrowings from FHLB	152,346	44,500	107,846
Borrowings from Federal Reserve Bank	19,905	—	19,905
Revolving bank line of credit	120,000	75,029	44,971
Total	$412,251	$119,529	$292,722

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

Time deposits of $100,000 or more, maturing in less than a year, totaled $113.7 million at December 31, 2018; time deposits of $100,000 or more, maturing in more than one year, totaled $58.1 million.

The Corporation’s contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond as of December 31, 2018 are presented in Table 20.

Table 20: Contractual Obligations

	Payments Due by Period
		Less than			More than
(Dollars in thousands)	Total	1 Year	1‑3 Years	3‑5 Years	5 Years
Bank line of credit	$75,029	$—	$75,029	$—	$—
FHLB advances [1]	44,500	7,000	7,500	15,000	15,000
Trust preferred capital notes	25,245	—	—	—	25,245
Operating leases	6,537	1,503	2,264	554	2,216
Total[2]	$151,311	$8,503	$84,793	$15,554	$42,461

[1]

FHLB advances include convertible advances of $7.0 million, $7.5 million, $7.5 million, $7.5 million, $5.0 million, $5.0 million and $5.0 million maturing in 2019, 2020, 2022, 2023, 2024, 2025 and 2026, respectively. These advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed-rate to variable-rate (i.e., the conversion date). We can elect to repay the advances in whole or in part on their respective conversion dates and on any interest payment dates thereafter without the payment of a fee if the FHLB elects to convert the advances. However, we would incur a fee if we repay the advances (1) prior to their respective conversion dates, (2) if the FHLB does not convert the advance on the conversion date, or, (3) after notification of conversion, on any date other than the conversion date or any interest payment date thereafter. FHLB advances also include fixed rate hybrid advances of $7.0 million and $7.5 million maturing in 2019 and 2020, respectively. These advances provide fixed-rate funding until the stated maturity date. We may add interest rate caps or floors at a future date, at which time the cost of the caps or floors will be added to the advance rate. For further information concerning the Corporation’s FHLB borrowings, refer to Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 9: Borrowings.”

[2]	At December 31, 2018, there were no outstanding Federal Funds purchased or borrowings from the Federal Reserve Bank.

As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its operational requirements and contractual obligations.

CAPITAL RESOURCES

Shareholders’ equity was $152.0 million at year-end 2018, compared with $141.7 million at year-end 2017. During 2018, the Corporation declared common stock dividends of $1.41 per share, compared to $1.33 per share declared in 2017 and $1.29 per share declared in 2016.

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

In August 2018, the Federal Reserve Board issued an interim final rule provisionally expanding the applicability of its small bank holding company policy statement to bank holding companies with consolidated total assets of less than $3 billion. The statement previously applied only to bank holding companies with consolidated total assets of less than $1 billion. As a result of the interim final rule, which was effective August 30, 2018, the Corporation expects that it will be treated as a small bank holding company and will no longer be subject to regulatory capital requirements. At December 31, 2018, the Corporation’s capital ratios exceeded all minimum capital requirements that would apply to the Corporation if it were not a small bank holding company.

The Corporation’s CET1 to total risk-weighted assets ratio was 11.9 percent and 11.1 percent at December 31, 2018 and 2017, respectively. The Corporation’s Tier 1 capital to risk-weighted assets ratio was 14.0 percent and 13.2 percent at December 31, 2018 and 2017, respectively. The total capital to risk-weighted assets ratio was 15.3 percent at December 31, 2018, compared with 14.4 percent at December 31, 2017. The Tier 1 leverage ratio was 11.3 percent at December 31, 2018, compared with 10.5 percent at December 31, 2017. These ratios include the trust preferred securities issued by the Corporation in December 2007 and July 2005, as well as issued by CVBK in 2003 and assumed by the Corporation in March 2014. Additionally, all applicable regulatory capital ratios of C&F Bank were in excess of mandated minimum requirements at December 31, 2018 and 2017.

Under the Basel III Final Rule, the Bank must maintain a capital conservation buffer of additional total capital and CET1.  The capital conservation buffer requirement was in effect on January 1, 2016, and is subject to phase-in from 2016 to 2019 in equal annual installments of 0.625 percent. Accordingly, at December 31, 2018 and 2017, the applicable capital conservation buffer was 1.875 percent and 1.250 percent, respectively.  At December 31, 2018, the Bank exceeded the total capital conservation buffer and the CET1 capital conservation buffer by 525 and 748 basis points, respectively.  At December 31, 2017, the Bank exceeded the total capital conservation buffer and the CET1 capital conservation buffer by 499 and 722 basis points, respectively.

The Corporation's capital resources may be affected by the Corporation's Repurchase Program, which was reauthorized by the Corporation's Board of Directors during the second quarter of 2018. Under the Repurchase Program the Corporation is authorized to purchase up to $5.0 million of its common stock. Repurchases under the program may be made through privately-negotiated transactions or open-market transactions, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program will be determined by management and the Board of Directors in their discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions. The Repurchase Program is authorized through May 31, 2019. As of December 31, 2018, the Corporation had repurchased 21,232 shares of its common stock at an aggregate cost of $1.1 million, and remained authorized to purchase up to $3.9 million of its common stock under the Repurchase Program.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements affecting the Corporation are described in Item 8. “Financial Statements and Supplementary Data” under the heading “Note 1: Summary of Significant Accounting Policies-Recent Significant Accounting Pronouncements.”

EFFECTS OF INFLATION AND CHANGING PRICES

The Corporation’s financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). U.S. GAAP presently requires the Corporation to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Corporation is reflected in increased operating costs. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the control of the Corporation, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities.

USE OF CERTAIN NON-U.S. GAAP FINANCIAL MEASURES

The accounting and reporting policies of the Corporation conform to U.S. GAAP and prevailing practices in the banking industry. However, certain non-U.S. GAAP measures are used by management to supplement the evaluation of the Corporation’s performance. These include adjusted net income, adjusted earnings per share, adjusted ROE and adjusted ROA excluding the one-time effect of the remeasurement of deferred tax assets and liabilities in connection with the enactment of the Tax Act on December 22, 2017.

Management believes that the exclusion of the significant one-time effect of the Tax Act provides users of the Corporation’s financial information a presentation of the Corporation’s financial results that is representative of its ongoing operations. Management uses these non-U.S. GAAP measures to evaluate the Corporation’s operating performance on a basis comparable to other financial periods. In this non-U.S. GAAP presentation, the income tax expense related to the remeasurement of the Corporation’s net deferred tax asset is added to the Corporation’s net income. The resulting adjusted net income is used in the calculations of adjusted earnings per share, adjusted ROE and adjusted ROA.

These non-U.S. GAAP financial measures should not be considered an alternative to U.S. GAAP-basis financial statements, and other bank holding companies may define or calculate these or similar measures differently. A reconciliation of the non-U.S. GAAP financial measures used by the Corporation to evaluate and measure the Corporation’s performance to the most directly comparable U.S. GAAP financial measures is presented below.

		For The
		Year Ended
(Dollars in thousands, except per share amounts)	(1)	12/31/2017
Adjusted Net Income and Earnings Per Share
Net income, as reported	A	$6,572
Net deferred tax asset remeasurement adjustment		6,643
Adjusted net income	B	$13,215

Weighted average shares - assuming dilution	C	3,486,589
Weighted average shares - basic	D	3,486,510

Earnings per share - assuming dilution
Earnings per share - assuming dilution, as reported	A/C	$1.88
Adjusted earnings per share - assuming dilution	B/C	$3.79
Earnings per share - basic
Earnings per share - basic, as reported	A/D	$1.89
Adjusted earnings per share - basic	B/D	$3.79

Adjusted ROE
Average shareholders' equity	E	$143,646

ROE, as reported	A/E	4.58%
Adjusted ROE	B/E	9.20%

Adjusted ROA
Average assets	F	$1,463,139

ROA, as reported	A/F	0.45%
Adjusted ROA	B/F	0.90%

________________________

(1)	The letters included in this column are provided to show how certain non-U.S. GAAP amounts presented herein are calculated.

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

The Corporation assumes interest rate risk in the normal course of operations. The fair values of most of the Corporation’s financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Corporation. Management attempts to match maturities and repricing dates of assets and liabilities to the extent believed necessary to balance minimizing interest rate risk and increasing net interest income in current market conditions. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates, maturities and repricing dates of assets and liabilities and attempts to manage interest rate risk by adjusting terms of new loans, deposits and borrowings, by investing in securities with terms that manage the Corporation’s overall interest rate risk, and in some cases by using derivative contracts to reduce the Corporation’s overall exposure to changes in interest rates. The Corporation does not enter into interest rate-sensitive instruments for trading purposes.

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

The simulation analysis results are presented in the table below. These results, based on a measurement date balance sheet as of December 31, 2018, indicate that the Corporation would expect net interest income to decrease over the next twelve months 8.86 percent assuming an immediate downward shift in market interest rates of 200 basis points (BP) and to increase 5.42 percent if rates shifted upward to the same degree.

 One-Year Net Interest Income Simulation (dollars in thousands)

	Hypothetical Change in Net
	Interest Income
	Over the Next Twelve Months
	as of December 31,
	2018		2017
Assumed Market Interest Rate Shift	Dollars	Percentage	Dollars	Percentage
-200 BP shock	$(6,897)	(8.86)%	$(6,742)	(8.39)%
+200 BP shock	$4,223	5.42%	$3,671	4.57%

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

The EVE analysis results are presented in the table below. These results as of December 31, 2018 indicate that the EVE would decrease 17.04 percent assuming an immediate downward shift in market interest rates of 200 BP and would increase 7.98 percent if rates shifted upward to the same degree.

Static EVE Change (dollars in thousands)

	Hypothetical Change in EVE
	as of December 31,
	2018		2017
Assumed Market Interest Rate Shift	Dollars	Percentage	Dollars	Percentage
-200 BP shock	$(45,371)	(17.04)%	$(44,093)	(18.86)%
+200 BP shock	$21,237	7.98%	$25,439	10.88%

In the simulation analysis above, net interest income increases over the next twelve months in the event of an immediate upward shift in interest rates, but declines in the event of an immediate downward shift in interest rates. In a rising rate environment, the Corporation’s assets would reprice quicker than the Corporation’s borrowings and deposits primarily due to the shorter maturity or repricing dates of its interest-bearing deposits in other banks and its loan portfolio. However, in a falling rate environment the simulation assumes that adjustable-rate assets will continue to reprice downward, subject to floors on certain loans, and fixed-rate assets with prepayment or callable options will reprice at lower rates while certain deposits cannot reprice any lower.

The EVE analysis above indicates an increase in the EVE in an immediate upward shift in interest rates, and a decrease in the EVE in an immediate downward shift in interest rates. The Corporation’s assets would reprice quicker over time than the Corporation’s borrowings and deposits due to the shorter maturity or repricing dates of its interest-bearing deposits in other banks and its loan portfolio as compared to time deposits and borrowings and the longer average life of non-maturing deposits, such as interest checking and money market accounts.

The Corporation uses interest rate swaps to manage select exposures to interest rate risk. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. The Corporation has interest rate swaps that qualify as cash flow hedges. The cash flow hedges effectively modify the Corporation’s exposure to interest rate risk associated with the Corporation’s trust preferred capital notes by converting variable rates of interest on the trust preferred capital notes to fixed rates of interest until September 2020 or December 2019, as applicable. Also, as part of the Corporation’s overall strategy for maximizing net interest income while managing interest rate risk, the Corporation maintained interest-rate swaps on loans to certain commercial borrowers in order to effectively retain variable-rate loans while providing a fixed rate to borrowers.

C&F Mortgage enters into IRLCs with customers to originate loans for which the interest rates are determined prior to funding.  C&F Mortgage then mitigates interest rate risk on these IRLCs and loans held for sale by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of mortgage-backed securities for loans to be delivered on a mandatory basis.  Both the IRLCs with customers and the forward sales contracts are considered derivative financial instruments.  At December 31, 2018, each loan held for sale and IRLC held by C&F Mortgage was subject to a forward sales agreement on a best efforts basis.  The fair value of these derivative instruments is reported in “Other assets” in the Consolidated Balance Sheets.

We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except per share amounts)	2018	2017
Assets
Cash and due from banks	$14,138	$14,070
Interest-bearing deposits in other banks	100,875	105,353
Total cash and cash equivalents	115,013	119,423
Securities—available for sale at fair value, amortized cost of $216,650 and $218,168, respectively	214,910	218,976
Loans held for sale, at fair value	41,895	55,384
Loans, net of allowance for loan losses of $34,023 and $35,726, respectively	1,028,097	992,062
Restricted stock, at cost	3,247	3,298
Corporate premises and equipment, net	37,100	36,969
Other real estate owned, net of valuation allowance of $57 and $57, respectively	246	168
Accrued interest receivable	7,436	7,589
Goodwill	14,425	14,425
Core deposit and other amortizable intangible assets, net	1,142	1,594
Bank-owned life insurance	16,065	15,589
Net deferred tax asset	12,193	12,093
Other assets	29,642	31,486
Total assets	$1,521,411	$1,509,056

Liabilities
Deposits
Noninterest-bearing demand deposits	$271,360	$247,669
Savings and interest-bearing demand deposits	563,741	575,807
Time deposits	346,560	347,953
Total deposits	1,181,661	1,171,429
Short-term borrowings	14,917	20,621
Long-term borrowings	119,529	122,029
Trust preferred capital notes	25,245	25,210
Accrued interest payable	920	838
Other liabilities	27,181	27,227
Total liabilities	1,369,453	1,367,354

Commitments and contingent liabilities (Note 16)

Shareholders’ Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,497,122 and 3,495,845 shares issued and outstanding, respectively, includes 139,455 and 137,880 of unvested shares, respectively)	3,358	3,358
Additional paid-in capital	12,752	12,800
Retained earnings	140,520	127,431
Accumulated other comprehensive loss, net	(4,672)	(1,887)
Total shareholders’ equity	151,958	141,702
Total liabilities and shareholders’ equity	$1,521,411	$1,509,056

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2018	2017	2016
Interest income
Interest and fees on loans	$84,529	$82,734	$82,951
Interest on interest-bearing deposits and federal funds sold	2,097	1,128	509
Interest and dividends on securities
U.S. government agencies and corporations	361	340	327
Mortgage-backed securities	2,089	1,491	1,235
Tax-exempt obligations of states and political subdivisions	2,725	3,214	3,742
Taxable obligations of states and political subdivisions	319	242	192
Corporate bonds and other	428	444	483
Total interest income	92,548	89,593	89,439
Interest expense
Savings and interest-bearing deposits	1,601	1,175	1,078
Time deposits	4,085	3,573	3,314
Borrowings	4,189	3,702	3,433
Trust preferred capital notes	1,152	1,151	1,143
Total interest expense	11,027	9,601	8,968
Net interest income	81,521	79,992	80,471
Provision for loan losses	11,006	16,435	18,040
Net interest income after provision for loan losses	70,515	63,557	62,431
Noninterest income
Gains on sales of loans	7,841	8,553	8,120
Service charges on deposit accounts	4,213	4,458	4,262
Other service charges and fees	5,072	5,228	4,991
Net gains on maturities, calls and sales of available for sale securities	10	10	52
Wealth management services income, net	1,860	1,619	1,165
Interchange income	3,882	3,476	3,562
Other	2,880	3,888	3,895
Total noninterest income	25,758	27,232	26,047
Noninterest expenses
Salaries and employee benefits	42,003	43,597	42,345
Occupancy	8,308	7,730	7,228
Other	23,421	21,496	20,987
Total noninterest expenses	73,732	72,823	70,560
Income before income taxes	22,541	17,966	17,918
Income tax expense	4,521	11,394	4,459
Net income	$18,020	$6,572	$13,459
Net income per share - basic	$5.15	$1.89	$3.90
Net income per share - assuming dilution	$5.15	$1.88	$3.89
Weighted average number of shares outstanding - basic	3,501,221	3,486,510	3,454,282
Weighted average number of shares outstanding - assuming dilution	3,501,221	3,486,589	3,455,883

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Net income	$18,020	$6,572	$13,459
Other comprehensive loss:
Defined benefit plan:
Net actuarial (losses) gains arising during the period	(1,155)	148	(286)
Related income tax effects	242	(51)	100
Reclassification of recognized net actuarial losses into net income[1]	125	154	157
Related income tax effects	(26)	(54)	(55)
Amortization of prior service credit into net income[1]	(62)	(61)	(60)
Related income tax effects	13	21	21
Defined benefit plan, net of tax	(863)	157	(123)

Cash flow hedges:
Unrealized holding gains arising during the period	123	223	119
Related income tax effects	(32)	(88)	(46)
Cash flow hedges, net of tax	91	135	73

Securities available for sale:
Unrealized holding losses arising during the period	(2,538)	(1,315)	(3,186)
Related income tax effects	533	460	1,115
Reclassification of net realized gains into net income[2]	(10)	(10)	(52)
Related income tax effects	2	4	18
Securities available for sale, net of tax	(2,013)	(861)	(2,105)
Other comprehensive loss, net of tax	(2,785)	(569)	(2,155)
Comprehensive income	$15,235	$6,003	$11,304

[1]

These items are included in the computation of net periodic benefit cost and are included in “Noninterest income-Other” on the Consolidated Statements of Income. See “Note 12: Employee Benefit Plans,” for additional information.

[2]	These items are included in “Net gains on maturities, calls and sales of available for sale securities” on the Consolidated Statements of Income.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
		Additional		Other	Total
	Common	Paid - In	Retained	Comprehensive	Shareholders’
(Dollars in thousands, except per share amounts)	Stock	Capital	Earnings	Loss	Equity
Balance December 31, 2015	$3,301	$10,420	$116,167	$1,171	$131,059
Comprehensive income:
Net income	—	—	13,459	—	13,459
Other comprehensive loss	—	—	—	(2,155)	(2,155)
Stock options exercised	10	352	—	—	362
Share-based compensation	—	1,218	—	—	1,218
Restricted stock vested	26	(26)	—	—	—
Common stock issued	3	146	—	—	149
Common stock purchased	(9)	(405)	—	—	(414)
Cash dividends declared – common stock ($1.29 per share)	—	—	(4,464)	—	(4,464)
Balance December 31, 2016	3,331	11,705	125,162	(984)	139,214
Comprehensive income:
Net income	—	—	6,572	—	6,572
Other comprehensive loss	—	—	—	(569)	(569)
Reclassification of certain tax effects[1]	—	—	334	(334)	—
Stock options exercised	2	82	—	—	84
Share-based compensation	—	1,451	—	—	1,451
Restricted stock vested	32	(32)	—	—	—
Common stock issued	3	144	—	—	147
Common stock purchased	(10)	(550)	—	—	(560)
Cash dividends declared – common stock ($1.33 per share)	—	—	(4,637)	—	(4,637)
Balance December 31, 2017	3,358	12,800	127,431	(1,887)	141,702
Comprehensive income:
Net income	—	—	18,020	—	18,020
Other comprehensive loss	—	—	—	(2,785)	(2,785)
Share-based compensation	—	1,345	—	—	1,345
Restricted stock vested	26	(26)	—	—	—
Common stock issued	3	141	—	—	144
Common stock purchased	(29)	(1,508)	—	—	(1,537)
Cash dividends declared – common stock ($1.41 per share)	—	—	(4,931)	—	(4,931)
Balance December 31, 2018	$3,358	$12,752	$140,520	$(4,672)	$151,958

[1]	Reclassification relates to the adoption of ASU 2018-02 in the year ended December 31, 2017 for stranded tax effects related to the reduction in the enacted federal corporate income tax rate.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Operating activities:
Net income	$18,020	$6,572	$13,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,220	2,771	2,666
Deferred income taxes	632	9,405	(23)
Provision for loan losses	11,006	16,435	18,040
Provision for indemnifications	52	186	290
Provision for other real estate owned losses	—	—	135
Share-based compensation	1,345	1,451	1,218
Pension expense	403	627	656
Pension contribution	(3,000)	(1,500)	(1,000)
Net accretion of certain acquisition-related discounts	(3,034)	(1,706)	(3,106)
Accretion of discounts and amortization of premiums on securities, net	1,783	1,676	1,456
Amortization of intangible assets	451	676	754
Net realized gains on calls of securities available for sale	(10)	(10)	(52)
Net realized losses (gains) on sales of other real estate owned	2	(10)	(134)
Net realized gains on sale of corporate premises and equipment	(204)	(45)	(246)
Income from bank-owned life insurance	(424)	(433)	(927)
Origination of loans held for sale	(699,028)	(744,780)	(674,317)
Proceeds from sales of loans held for sale	720,358	749,976	674,410
Gains on sales of loans held for sale	(7,841)	(8,553)	(8,120)
Change in other assets and liabilities:
Accrued interest receivable	153	(328)	(432)
Other assets	3,481	(3,900)	(1,558)
Accrued interest payable	82	135	5
Other liabilities	(325)	(2,870)	3,803
Net cash provided by operating activities	47,122	25,775	26,977
Investing activities:
Proceeds from maturities and calls of securities available for sale and payments on mortgage-backed securities	51,067	41,520	57,355
Purchases of securities available for sale	(51,322)	(53,461)	(52,547)
Net proceeds from sales (purchases) of restricted stock	51	(40)	(58)
Purchases of loans held for investment by non-bank affiliates	(133,484)	(121,644)	(145,377)
Repayments on loans held for investment by non-bank affiliates	117,014	117,018	118,500
Net increase in retail banking loans held for investment	(27,720)	(39,659)	(83,870)
Other real estate owned improvements	—	—	(20)
Proceeds from sales of other real estate owned	18	245	1,384
Purchases of corporate premises and equipment	(3,374)	(4,180)	(2,708)
Proceeds from sales of corporate premises and equipment	227	289	1,017
Net cash used in investing activities	(47,523)	(59,912)	(106,324)
Financing activities:
Net increase in demand, interest-bearing demand and savings deposits	11,625	47,970	41,605
Net (decrease) increase in time deposits	(1,393)	3,538	4,683
Net (decrease) increase in short-term borrowings	(5,705)	3,257	(12,730)
Proceeds from long-term borrowings	—	—	7,500
Repayments of long-term borrowings	(2,500)	—	(7,500)
Issuance of common stock	144	147	149
Purchase of common stock, excluding shares withheld to pay taxes	(1,105)	—	—
Proceeds from exercise of stock options	—	84	362
Cash dividends paid	(4,931)	(4,637)	(4,464)
Other financing activities	(144)	—	—
Net cash (used in) provided by financing activities	(4,009)	50,359	29,605
Net (decrease) increase in cash and cash equivalents	(4,410)	16,222	(49,742)
Cash and cash equivalents at beginning of period	119,423	103,201	152,943
Cash and cash equivalents at end of period	$115,013	$119,423	$103,201
Supplemental disclosure
Interest paid	$10,909	$9,430	$8,927
Income taxes paid	821	5,133	2,311
Supplemental disclosure of noncash investing and financing activities
Unrealized losses on securities available for sale	$(2,548)	$(1,325)	$(3,238)
Transfers from loans to other real estate owned	(98)	(208)	(618)
Value of shares withheld at vesting for employee taxes	432	560	414
Unrealized gains on cash flow hedging instruments	123	223	119

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

C&F Bank has five wholly-owned subsidiaries: C&F Mortgage Corporation (C&F Mortgage), C&F Finance Company (C&F Finance), C&F Wealth Management Corporation (C&F Wealth Management), C&F Insurance Services, Inc., and CVB Title Services, Inc., all incorporated under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, was formed to originate and sell residential mortgages and through its subsidiary, Certified Appraisals LLC, provides ancillary mortgage loan production services for residential appraisals. C&F Finance, acquired on September 1, 2002, is a finance company purchasing automobile, marine and recreational vehicle (RV) loans through indirect lending programs. C&F Wealth Management, organized in April 1995, is a full-service brokerage firm offering a comprehensive range of wealth management services and insurance products through third-party service providers. C&F Insurance Services, Inc., was organized in July 1999, for the primary purpose of owning an equity interest in an independent insurance agency that operates in Virginia and North Carolina. CVB Title Services, Inc. was organized for the primary purpose of owning an equity interest in a full service title and settlement agency. Business segment data is presented in Note 18.

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

Significant Group Concentrations of Credit Risk: The Corporation invests in a variety of securities, principally obligations of U.S. government agencies and obligations of states and political subdivisions. At December 31, 2018, securities issued by the Commonwealth of Virginia and its political subdivisions comprised 13.7 percent of its state and political subdivision portfolio and securities issued by the Virginia State Housing Authority comprised 3.6 percent of its state and political subdivision portfolio.  There are no concentrations of any state or issuer in the Corporation’s portfolio of securities available for sale that exceed ten percent of stockholders’ equity at December 31, 2018, and the Corporation does not have any other significant securities concentrations in any one industry or geographic region. Additional information about the Corporation’s securities portfolio and investment activities is presented in Note 3.

States in which significant concentrations of the Corporation’s lending activities exist include Virginia, Tennessee, Georgia and Ohio. At December 31, 2018, 42.9 percent of the Corporation’s loan portfolio consisted of commercial, financial and agricultural loans, which include loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property. In addition, 26.8 percent of the Corporation’s loan portfolio consisted of non-prime consumer finance loans to individuals, secured by automobiles. The Corporation does not have any significant loan concentrations to any one customer. Additional information about the Corporation’s lending activities is presented in Note 4.

Business Combination: On October 1, 2013, the Corporation acquired Central Virginia Bankshares, Inc. (CVBK) and its wholly-owned subsidiary Central Virginia Bank (CVB). This acquisition was accounted for using the acquisition method of accounting, meaning the assets and liabilities of CVBK were recorded at their respective fair values as of October 1, 2013.

Cash and Cash Equivalents: For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash, balances due from banks, interest-bearing deposits in banks and federal funds sold, all of which mature within 90 days. The Bank is required to maintain average balances on hand or with the Federal Reserve Bank (FRB). At December 31, 2018 and 2017, the minimum requirement was $1.07 million and $783,000, respectively. The Corporation is required to maintain cash collateral against all loss positions in interest rate derivative relationships with dealer counterparties,  which are described in Note 19. At both December 31, 2018 and 2017, no collateral was required in connection with the Corporation’s interest rate derivative relationships with dealer counterparties, as none of them was in a loss position.

Securities: Investments in debt securities are classified as either held to maturity, available for sale, or trading, based on management’s intent. Currently all of the Corporation’s investment securities are classified as available for sale. Available for sale debt securities are carried at estimated fair value with the corresponding unrealized gains and losses recognized in other comprehensive income. Gains or losses are recognized in net income on the trade date using the amortized cost of the specific security sold. Purchase premiums and discounts are recognized in interest income using the effective interest rate method over the period from purchase to maturity or, for callable securities, the earliest call date.

Impairment of debt securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) we intend to sell the security or (ii) it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost basis. If, however, the Corporation does not intend to sell the security and it is not more-likely-than-not that the Corporation will be required to sell the security before recovery, the Corporation must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income. The Corporation regularly reviews unrealized losses in its investments in securities based on criteria including the extent to which market value is below amortized cost, the duration of that market decline, the financial health of and specific prospects for the issuer, the Corporation’s best estimate of the present value of cash flows expected to be collected from debt securities, the Corporation’s intention with regard to holding the security to maturity and the likelihood that the Corporation would be required to sell the security before recovery.

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

The Corporation considers a loan impaired when it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement. A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. Impairment is measured based on either the fair value of the loan using the loan’s obtainable market price or the fair value of the collateral, if the loan is collateral dependent, or using the present value of expected future cash flows discounted at the loan’s effective interest rate, which is not a fair value measurement. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.

Troubled debt restructurings (TDRs) occur when the Corporation agrees to significantly modify the original terms of a loan due to the deterioration in the financial condition of the borrower.  TDRs are considered impaired loans and are evaluated individually. Upon designation as a TDR, the Corporation evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan.  If a loan was accruing prior to being modified as a TDR and if the Corporation concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status.  If a loan was on nonaccrual status at the time of the TDR, the loan will remain on nonaccrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. As of

December 31, 2018 and 2017, the Corporation had $5.45 million and $10.90 million, respectively, of loans classified as TDRs.

Allowance for Loan Losses: The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance for loan losses for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent, when management believes that the collectibility of the principal is unlikely.  Subsequent recoveries, if any, are credited to the allowance.

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

•

Consumer and consumer finance loans carry risks associated with the continued credit-worthiness of the borrower and the value of the collateral (e.g., rapidly-depreciating assets such as automobiles and marine and recreational vehicles (RVs)), or lack thereof. Consumer loans are more likely than real estate loans to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy.

•	Equity lines of credit carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

The allowance consists of specific and general components. The specific component relates to loans that are individually evaluated for impairment, and is established when the discounted cash flows (or collateral value or observable market price) of an impaired loan is lower than the carrying value of that loan.  For collateral dependent loans, an updated appraisal will be ordered if a current one is not on file.  Appraisals are performed by independent third-party appraisers with relevant industry experience.  Adjustments to the appraised value may be made based on recent sales of similar properties or general market conditions when appropriate. The general component covers non-classified loans and those loans classified as substandard or special mention that are not individually evaluated for impairment.  The general component is based on historical loss experience adjusted for qualitative factors, such as current economic conditions, including current home sales and foreclosures, unemployment rates and retail sales. Relative to non-classified loans, non-impaired classified loans are assigned a higher allowance factor which increases with the severity of classification.  The characteristics of these loan ratings are as follows:

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

The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses that are probable of arising from valid indemnification requests for loans that have been sold by C&F Mortgage. Management’s judgment in determining the level of the allowance is based on the volume of loans sold, historical experience, current economic conditions and information provided by investors. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Restricted Stock: Restricted stock includes Federal Home Loan Bank (FHLB) stock.  FHLB stock is carried at cost. No ready market exists for this stock and it has no quoted market value. For presentation purposes, such stock is assumed to have a market value that is equal to cost. Management reviews FHLB stock for impairment based on the ultimate recoverability of the cost basis.

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

Repossessed Assets:  Repossessed assets primarily consist of vehicles repossessed by C&F Finance due to borrowers’ payment defaults.  The repossession process is generally initiated after a loan becomes more than 60 days delinquent.  Most customers have an opportunity to redeem their repossessed vehicles by paying all outstanding balances, including finance charges and fees.  Vehicles that are not redeemed within a prescribed waiting period following repossession are then reclassified from loans to repossessed assets available-for-sale (included in other assets) and recorded initially at fair value less estimated costs to sell.  The difference between the carrying amount of each loan and the fair value of the vehicle (i.e., the deficiency) is charged against the allowance for loan losses.  The waiting period is determined as the length of time after repossession that C&F Finance is prohibited to sell the vehicle under the laws of the state where the vehicle was repossessed. Accounts still in process of collection or for which the Corporation does not have the legal right to sell continue to be classified as loans until such legal authority is obtained.  At December 31, 2018, repossessed vehicles at fair value less estimated costs to sell included in other assets totaled $371,000, compared to $250,000 at December 31, 2017.

Repossession expense includes the costs to repossess and sell vehicles.  These costs include transportation, storage, rekeying, condition reports, legal fees, fees paid to repossession agents and auction fees.  These costs are included in noninterest expenses.

Corporate Premises and Equipment: Land is carried at cost. Buildings and equipment are carried at cost less accumulated depreciation computed using a straight-line method over the estimated useful lives of the assets. Estimated useful lives range from ten to forty years for buildings and from three to ten years for equipment, furniture and fixtures. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Upon sale or retirement of depreciable properties, the cost and related accumulated depreciation are netted against proceeds and any resulting gain or loss is included in income. Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $3.22 million, $2.77 million and $2.67 million, respectively.

Goodwill: The Corporation’s goodwill was recognized in connection with its acquisition of CVBK in October 2013 and its acquisition of C&F Finance in September 2002. The Corporation reviews the carrying value of goodwill at least annually or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Corporation may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Corporation elects to bypass the qualitative assessment or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying amount to determine whether an impairment exists.

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

Income Taxes:  The Corporation determines deferred income tax assets and liabilities based on temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense includes taxes on income or loss that is taxable in the period and changes during the period in deferred tax assets and liabilities.

C&F Bank invests in qualified affordable housing projects through housing equity funds, the purpose of which is to encourage investment in low-income residential property development in Virginia by providing a return on investment through federal income tax credits and other tax benefits on losses generated by the projects. C&F Bank recognizes its share of losses on these projects as a component of income tax expense.

The benefit of an uncertain tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination by the applicable taxing authority, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. Interest and penalties associated with unrecognized tax benefits are recognized as a component of income tax expense.

Retirement Plan: The Corporation recognizes the overfunded or underfunded status of its defined benefit pension plan as an asset or liability in its Consolidated Balance Sheets, measured as the difference between plan assets at fair value and the projected benefit obligation as of December 31. Net periodic pension cost or income is recorded each period based on actuarially determined amounts in accordance with GAAP and recognized in salaries and employment benefits and other noninterest income in the Consolidated Statements of Income. Actuarial determinations of net periodic pension cost or income are based on assumptions related to disount rates, rates of return on plan assets, employee compensation and mortality and interest crediting rates. Other changes in the overfunded or underfunded status of the pension plan are recorded in the year in which the changes occur through other comprehensive income.

Share-Based Compensation: Share-based compensation expense for grants of restricted shares is accounted for using the fair value of the Corporation’s common stock on the date the restricted shares are awarded. Compensation expense for restricted shares is charged to income ratably over the required service period. Forfeitures reduce compensation expense for the periods in which forfeitures actually occur.

Earnings Per Share: The Corporation applies the two-class method of computing basic and diluted earnings per share (EPS), which allocates a portion of undistributed earnings to the Corporation’s unvested restricted shares awarded to employees and non-employee directors.  These restricted shares are participating securities which contain rights to nonforfeitable dividends prior to vesting. Accordingly, the weighted average number of shares outstanding used in the calculation of basic and diluted EPS includes both common shares and unvested restricted shares outstanding. EPS calculations are presented in Note 10.

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

Off-Balance-Sheet Credit Related Financial Instruments: In the ordinary course of business, the Corporation has entered into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the Consolidated Balance Sheets when they are funded.

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

Recent Significant Accounting Pronouncements:

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842).” Subsequently, this ASU was amended when the FASB issued other updates, including ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842)” (collectively, ASC 842). Among other things in the amendments in ASC 842, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in ASC 842 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach by either applying the new guidance as of the beginning of the earliest comparative period presented in the financial statements or by electing an optional transition method that will apply the new guidance as of the beginning of the period of adoption.  Under the optional transition method, prior periods will continue to be reported under current guidance. The modified retrospective approach would not require any transition accounting for leases that expired before application date under either method. Lessees and lessors may not apply a full retrospective transition approach.

The Corporation has completed an inventory of its leases, which comprise primarily leases of real estate and office equipment in which the Corporation is the lessee, and all of which are accounted for as operating leases under current guidance. The Corporation will adopt ASC 842 effective January 1, 2019 using the optional transition method. Under a practical expedient available for transition, the classification of leases will remain the same upon adoption of ASC 842. Upon transition, the Corporation will record a lease liability of approximately $3 million for its remaining payment obligations as of January 1, 2019 for leases in effect at that time, based on the recognition criteria of ASC 842, and a corresponding right of use asset. The Corporation has designed the financial reporting controls and procedures related to accounting for leases under ASC 842 and will implement these controls in the first quarter of 2019. Adoption of ASC 842 is not expected to change the pattern of recognition of expense for the Corporation’s leases in effect as of December 31, 2018.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as part of its project on financial instruments. Subsequently, this ASU was amended when the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses” (collectively, ASC 326).  ASC 326 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  For public business entities that are SEC filers, the new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The amendments will be applied on a modified retrospective basis, with the cumulative effect of adopting the new standard being recorded as an adjustment to opening retained earnings in the period of adoption. The Corporation has established a working group to prepare for and implement changes related to ASC 326 and has gathered historical loan loss data for purposes of evaluating appropriate portfolio segmentation and modeling methods under the standard.  The Corporation has performed procedures to validate the historical loan loss data to ensure its suitability and reliability for purposes of developing an estimate of expected credit losses under ASC 326. The Corporation has engaged a vendor to assist in modeling expected lifetime losses under ASC 326, and expects to develop and refine an approach to estimating the allowance for credit losses during 2019. The adoption of ASC 326 will result in significant changes to the Corporation’s consolidated financial statements, which may include changes in the level of the allowance for credit losses that will be considered adequate, a reduction in shareholders’ equity and regulatory capital of C&F Bank, differences in the timing of recognizing changes to the allowance for credit losses and expanded disclosures about the allowance for credit losses. The Corporation has not yet determined an estimate of the effect of these changes. The adoption of the standard will also result in significant changes in the Corporation’s internal control over financial reporting related to the allowance for credit losses.

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

NOTE 2: Adoption of New Accounting Standards

On January 1, 2018, the Corporation adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” and all amendments thereto (collectively, ASU 2014-09), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain/loss from the transfer of nonfinancial assets, such as OREO. The Corporation adopted ASU 2014-09 using the modified retrospective method applied to all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASU 2014-09, while prior period amounts continue to be reported in accordance with pronouncements in effect prior to January 1, 2018. The adoption of ASU 2014-09 did not result in a change to the accounting for any of the in-scope revenue streams; therefore, no cumulative effect adjustment was recorded.

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

Other Service Charges and Fees.  The Corporation earns fees from its customers for transaction-based services. Such services include ATM, stop payment and wire transfer fees at the retail banking segment and on-line payment processing fees at the consumer finance segment. In each case, these service charges and fees are recognized in income at the time or within the same period that the Corporation’s performance obligation is satisfied.

Interchange Income.  The Corporation earns interchange fees from debit and credit cardholder transactions conducted through various payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services.

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

On January 1, 2018, the Corporation adopted ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 makes targeted improvements to several areas of U.S. GAAP including the disclosure of the fair value of financial instruments that are not measured at fair value on a recurring basis. The new guidance, among other things, (i) eliminates the requirements to disclose the methods and significant assumptions used to estimate the fair value and the description of the changes therein, if any, during the period, (ii) requires the use of the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis and (iii) eliminates the guidance that allowed the use of the entry price notion to calculate the fair value of certain financial instruments, such as loans and long-term debt. Accordingly, the Corporation began disclosing the fair value of these financial instruments using an exit price notion rather than an entry price notion in the first quarter of 2018 (see “Note 17: Fair Value of Assets and Liabilities”).

On January 1, 2018, the Corporation adopted ASU 2017-07, “Compensation-Retirement Benefits (Topic 715):  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 requires that the service cost component of the net periodic benefit cost be presented with other employee compensation costs and that the remaining components be presented in the aggregate with noninterest income or noninterest expense, as appropriate. This guidance is required to be applied on a retrospective basis. Accordingly, income of $493,000 and $420,000 was reclassified from “Salaries and employee benefits” to “Noninterest income – Other” on the Consolidated Statements of Income for the year ended December 31, 2017 and 2016, respectively.

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

In the third quarter of 2018, the Corporation also adopted ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities,” which requires all entities that hold investments in callable debt securities at a premium to amortize the premium to the earliest call date.  The amendments in ASU 2017-08 were applied on a modified retrospective basis as of January 1, 2018 and did not have a significant effect on the financial statements.

NOTE 3: Securities

The Corporation’s debt securities, all of which are classified as available for sale, are summarized as follows:

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$18,008	$1	$(536)	$17,473
Mortgage-backed securities	106,787	85	(1,889)	104,983
Obligations of states and political subdivisions	91,855	840	(241)	92,454
	$216,650	$926	$(2,666)	$214,910

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$16,514	$—	$(341)	$16,173
Mortgage-backed securities	97,677	142	(761)	97,058
Obligations of states and political subdivisions	103,977	2,022	(254)	105,745
	$218,168	$2,164	$(1,356)	$218,976

The amortized cost and estimated fair value of securities at December 31, 2018, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	December 31, 2018
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$48,902	$48,832
Due after one year through five years	149,981	148,258
Due after five years through ten years	14,338	14,313
Due after ten years	3,429	3,507
	$216,650	$214,910

The following table presents the gross realized gains and losses on and the proceeds from the (1) sale of securities and (2) maturities and calls of securities for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Realized gains from sales of securities:
Gross realized gains	$—	$—	$61
Gross realized losses	—	—	(26)
Net realized gains	$—	$—	$35
Proceeds from sales of securities	$—	$—	$917

Realized gains from maturities and calls of securities:
Gross realized gains	$10	$10	$17
Gross realized losses	—	—	—
Net realized gains	$10	$10	$17
Proceeds from maturities, calls and paydowns of securities	$51,067	$41,520	$56,438

The Corporation pledges securities to primarily secure public deposits and repurchase agreements. Securities with an aggregate amortized cost of $110.81 million and an aggregate fair value of $109.83 million were pledged at December 31, 2018. Securities with an aggregate amortized cost of $118.70 million and an aggregate fair value of $119.26 million were pledged at December 31, 2017.

Securities in an unrealized loss position at December 31, 2018, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies and corporations	$997	$1	$15,725	$535	$16,722	$536
Mortgage-backed securities	17,934	132	72,830	1,757	90,764	1,889
Obligations of states and political subdivisions	9,492	29	20,555	212	30,047	241
Total temporarily impaired securities	$28,423	$162	$109,110	$2,504	$137,533	$2,666

There were 237 debt securities totaling $137.53 million considered temporarily impaired at December 31, 2018. The primary cause of the temporary impairments in the Corporation’s investments in debt securities was fluctuations in interest rates. Interest rates increased during 2018, more significantly in the short-term portion of the United States Treasury security yield curve, thereby increasing unrealized losses on the Corporation’s debt securities. The Corporation’s mortgage-backed securities  are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.  At December 31, 2018, approximately 97 percent of the Corporation’s obligations of states and political subdivisions that were in a net unrealized loss position were rated “A” or better by Standard & Poor’s or Moody’s Investors Service, as measured by market value. For the approximately three percent not rated “A” or better, as measured by market value at December 31, 2018, the Corporation considers these to meet regulatory credit quality standards, meaning the securities have low risk of default by the obligor, and the full and timely repayment of principal and interest is expected over the expected life of the investment. Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2018 and no other-than-temporary impairment loss has been recognized in net income.

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

The Corporation’s investment in restricted stock totaled $3.25 million at December 31, 2018 and consisted of Federal Home Loan Bank (FHLB) stock. Restricted stock is generally viewed as a long-term investment, which is carried at cost because there is no market for the stock other than the FHLBs. Therefore, when evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing any temporary decline in value. The Corporation did not consider its investment in restricted stock to be other-than-temporarily impaired at December 31, 2018 and no impairment has been recognized.

NOTE 4: Loans

Major classifications of loans are summarized as follows:

	December 31,
(Dollars in thousands)	2018	2017
Real estate – residential mortgage	$184,901	$184,863
Real estate – construction [1]	54,461	44,782
Commercial, financial and agricultural [2]	455,935	437,884
Equity lines	55,660	55,237
Consumer	15,009	13,018
Consumer finance	296,154	292,004
	1,062,120	1,027,788
Less allowance for loan losses	(34,023)	(35,726)
Loans, net	$1,028,097	$992,062

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $275,000 and $290,000 of demand deposit overdrafts at December 31, 2018 and 2017, respectively.

The outstanding principal balance and the carrying amount of loans acquired pursuant to the Corporation's acquisition of CVB on October 1, 2013 (or acquired loans) that were recorded at fair value at the acquisition date and are included in the Consolidated Balance Sheets are as follows:

	December 31, 2018			December 31, 2017
	Acquired Loans -	Acquired Loans -		Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total	Credit Impaired	Performing	Total
Outstanding principal balance	$9,734	$38,768	$48,502	$12,856	$45,083	$57,939
Carrying amount
Real estate – residential mortgage	$284	$8,823	$9,107	$492	$10,855	$11,347
Commercial, financial and agricultural[1]	1,461	18,982	20,443	2,472	22,305	24,777
Equity lines	90	9,063	9,153	139	9,621	9,760
Consumer	—	6	6	—	12	12
Total acquired loans	$1,835	$36,874	$38,709	$3,103	$42,793	$45,896

[1]	Includes acquired loans classified by the Corporation as commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

The following table presents a summary of the change in the accretable yield of the PCI loan portfolio:

	Year Ended December 31,
(Dollars in thousands)	2018	2017
Accretable yield, balance at beginning of period	$7,304	$8,636
Accretion	(3,737)	(2,657)
Reclassification of nonaccretable difference due to improvement in expected cash flows	2,191	1,641
Other changes, net	229	(316)
Accretable yield, balance at end of period	$5,987	$7,304

Loans on nonaccrual status at December 31, 2018 and 2017 were as follows:

	December 31,
(Dollars in thousands)	2018	2017
Real estate – residential mortgage	$594	$830
Commercial, financial and agricultural:
Commercial real estate lending	—	3,796
Commercial business lending	24	34
Equity lines	883	651
Consumer finance	712	764
Total loans on nonaccrual status	$2,213	$6,075

If interest income had been recognized on nonaccrual loans at their stated rates during the years ended December 31, 2018, 2017 and 2016, interest income would have increased by approximately $325,000,  $462,000 and $304,000, respectively.

The past due status of loans as of December 31, 2018 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$1,221	$—	$37	$1,258	$284	$183,359	$184,901	$9
Real estate – construction:
Construction lending	—	—	—	—	—	42,051	42,051	—
Consumer lot lending	—	—	—	—	—	12,410	12,410	—
Commercial, financial and agricultural:
Commercial real estate lending	—	—	315	315	1,461	309,057	310,833	315
Land acquisition and development lending	—	—	—	—	—	43,404	43,404	—
Builder line lending	—	—	—	—	—	31,201	31,201	—
Commercial business lending	163	19	24	206	—	70,291	70,497	—
Equity lines	46	584	325	955	90	54,615	55,660	—
Consumer	31	—	—	31	—	14,978	15,009	—
Consumer finance	11,419	1,965	712	14,096	—	282,058	296,154	—
Total	$12,880	$2,568	$1,413	$16,861	$1,835	$1,043,424	$1,062,120	$324

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $458,000, 30-59 days past due of $97,000, 60‑89 days past due of $560,000 and 90+ days past due of $1.10 million.

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

The table above includes nonaccrual loans that are current of $890,000, 30-59 days past due of $458,000, 60‑89 days past due of $14,000 and 90+ days past due of $4.71 million.

Loan modifications that were classified as TDRs, and the recorded investment in those loans at the time of their modification, during the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
	2018		2017		2016
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Real estate – residential mortgage	1	$140	2	$365	5	$1,136
Commercial, financial and agricultural:
Commercial real estate lending	—	—	7	6,800	3	227
Commercial business lending	—	—	—	—	2	125
Consumer	1	5	—	—	1	291
Total	2	$145	9	$7,165	11	$1,779

One TDR during the year ended December 31, 2018, nine during the year ended December 31, 2017 and ten during the year ended December 31, 2016 included modifications of the loan’s interest rate.  One TDR during the year ended December 31, 2018 included a modification of the loan’s payment structure.  Three TDRs during the year ended December 31, 2017 and one during the year ended December 31, 2016 included a modification of the term of the loan.

All TDRs are considered impaired loans and are individually evaluated in the determination of the allowance for loan losses. A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due.  The specific reserve associated with a TDR is reevaluated when a TDR payment default occurs. There were no TDR payment defaults during the year ended December 31, 2018. During the year ended December 31, 2017, TDR payment defaults occurred on three loans totaling $4.65 million that were part of a single commercial relationship and became more than 90 days past due.

Impaired loans, which included TDRs of $5.45 million, and the related allowance at December 31, 2018 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,057	$1,288	$1,677	$92	$3,056	$142
Commercial, financial and agricultural:
Commercial real estate lending	2,468	1,498	927	10	2,653	132
Commercial business lending	33	25	—	—	26	—
Equity lines	365	31	326	326	359	2
Consumer	5	—	5	—	5	—
Total	$5,928	$2,842	$2,935	$428	$6,099	$276

Impaired loans, which consisted solely of TDRs, and the related allowance at December 31, 2017 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,745	$1,603	$2,033	$214	$3,743	$184
Commercial, financial and agricultural:
Commercial real estate lending	6,981	2,841	4,031	615	7,818	168
Commercial business lending	41	35	—	—	45	—
Equity lines	32	31	—	—	32	2
Consumer	321	322	—	—	321	13
Total	$11,120	$4,832	$6,064	$829	$11,959	$367

NOTE 5: Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Balance at December 31, 2015	$2,471	$94	$7,755	$1,052	$243	$23,954	$35,569
Provision charged to operations	7	722	(481)	(310)	63	18,039	18,040
Loans charged off	(82)	—	(87)	(57)	(281)	(20,663)	(21,170)
Recoveries of loans previously charged off	163	—	206	—	236	4,022	4,627
Balance at December 31, 2016	2,559	816	7,393	685	261	25,352	37,066
Provision charged to operations	(127)	(211)	413	43	82	16,235	16,435
Loans charged off	(179)	—	(349)	(42)	(301)	(21,525)	(22,396)
Recoveries of loans previously charged off	118	—	21	2	189	4,291	4,621
Balance at December 31, 2017	2,371	605	7,478	688	231	24,353	35,726
Provision charged to operations	(140)	122	(440)	418	140	10,906	11,006
Loans charged off	(42)	—	(409)	—	(344)	(16,477)	(17,272)
Recoveries of loans previously charged off	57	—	59	—	230	4,217	4,563
Balance at December 31, 2018	$2,246	$727	$6,688	$1,106	$257	$22,999	$34,023

The following table presents, as of December 31, 2018, the balance of the allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$92	$—	$10	$326	$—	$—	$428
Collectively evaluated for impairment	2,154	727	6,678	780	257	22,999	33,595
Acquired loans - PCI	—	—	—	—	—	—	—
Total allowance	$2,246	$727	$6,688	$1,106	$257	$22,999	$34,023
Loans:
Individually evaluated for impairment	$2,965	$—	$2,450	$357	$5	$—	$5,777
Collectively evaluated for impairment	181,652	54,461	452,024	55,213	15,004	296,154	1,054,508
Acquired loans - PCI	284	—	1,461	90	—	—	1,835
Total loans	$184,901	$54,461	$455,935	$55,660	$15,009	$296,154	$1,062,120

The following table presents, as of December 31, 2017, the balance of the allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$214	$—	$615	$—	$—	$—	$829
Collectively evaluated for impairment	2,157	605	6,863	688	231	24,353	34,897
Acquired loans - PCI	—	—	—	—	—	—	—
Total allowance	$2,371	$605	$7,478	$688	$231	$24,353	$35,726
Loans:
Individually evaluated for impairment	$3,636	$—	$6,907	$31	$322	$—	$10,896
Collectively evaluated for impairment	180,735	44,782	428,505	55,067	12,696	292,004	1,013,789
Acquired loans - PCI	492	—	2,472	139	—	—	3,103
Total loans	$184,863	$44,782	$437,884	$55,237	$13,018	$292,004	$1,027,788

Loans by credit quality indicators as of December 31, 2018 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$180,232	$2,832	$1,243	$594	$184,901
Real estate – construction:
Construction lending	42,051	—	—	—	42,051
Consumer lot lending	12,410	—	—	—	12,410
Commercial, financial and agricultural:
Commercial real estate lending	306,578	3,801	454	—	310,833
Land acquisition and development lending	33,156	10,248	—	—	43,404
Builder line lending	31,201	—	—	—	31,201
Commercial business lending	69,897	576	—	24	70,497
Equity lines	54,289	389	99	883	55,660
Consumer	14,998	5	6	—	15,009
	$744,812	$17,851	$1,802	$1,501	$765,966

[1]	At December 31, 2018, the Corporation did not have any loans classified as Doubtful or Loss.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$295,442	$712	$296,154

Loans by credit quality indicators as of December 31, 2017 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$179,963	$1,235	$2,835	$830	$184,863
Real estate – construction:
Construction lending	41,449	—	—	—	41,449
Consumer lot lending	3,333	—	—	—	3,333
Commercial, financial and agricultural:
Commercial real estate lending	293,292	2,874	4,528	3,796	304,490
Land acquisition and development lending	24,253	—	15,591	—	39,844
Builder line lending	29,596	—	—	—	29,596
Commercial business lending	63,749	34	137	34	63,954
Equity lines	53,870	465	251	651	55,237
Consumer	12,693	3	322	—	13,018
	$702,198	$4,611	$23,664	$5,311	$735,784

[1]	At December 31, 2017, the Corporation did not have any loans classified as Doubtful or Loss.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$291,240	$764	$292,004

NOTE 6: OREO

At December 31, 2018 and 2017, OREO was $246,000 and $168,000, respectively. OREO is primarily comprised of residential properties and non-residential properties associated with commercial relationships, and are located primarily in Virginia. Changes in the balance for OREO are as follows:

	Year Ended December 31,
(Dollars in thousands)	2018	2017
Balance at the beginning of year, gross	$225	$281
Transfers between loans and other real estate owned	98	208
Charge-offs	—	(29)
Sales proceeds	(18)	(245)
(Loss) gain on disposition	(2)	10
Balance at the end of year, gross	303	225
Less valuation allowance	(57)	(57)
Balance at the end of year, net	$246	$168

Changes in the allowance for OREO losses are as follows:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Balance at the beginning of year	$57	$86	$56
Provision for losses	—	—	135
Charge-offs, net	—	(29)	(105)
Balance at the end of year	$57	$57	$86

Other net noninterest expense applicable to OREO, other than the provision for losses, was $26,000,  $72,000 and $22,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 7: Corporate Premises and Equipment

Major classifications of corporate premises and equipment are summarized as follows:

	December 31,
(Dollars in thousands)	2018	2017
Land	$8,300	$8,340
Buildings	36,390	35,586
Equipment, furniture and fixtures	34,501	32,486
	79,191	76,412
Less accumulated depreciation	(42,091)	(39,443)
	$37,100	$36,969

NOTE 8: Time Deposits

Time deposits are summarized as follows:

	December 31,
(Dollars in thousands)	2018	2017
Certificates of deposit, over $250	$72,880	$70,034
Other time deposits	273,680	277,919
	$346,560	$347,953

Remaining maturities on time deposits are as follows:

(Dollars in thousands)	December 31, 2018
2019	$198,357
2020	87,336
2021	23,249
2022	17,591
2023	10,353
Thereafter	9,674
$346,560

NOTE 9: Borrowings

The table below presents selected information on short-term borrowings:

	December 31,
(Dollars in thousands)	2018	2017
Balance outstanding at year end[1]	$14,917	$20,621
Maximum balance at any month end during the year	$22,912	$21,032
Average balance for the year	$18,883	$18,416
Weighted average rate for the year	1.12%	1.32%
Weighted average rate on borrowings at year end	0.71%	1.29%
Estimated fair value at year end	$14,917	$20,621

[1]

Consists of (1) repurchase transactions with customers, which generally mature the day following the day sold and (2) at December 31, 2017 a repurchase agreement with a third-party correspondent bank, both types of which are secured by investment securities.

Long-term borrowings at December 31, 2018 consist of advances under a non-recourse revolving bank line of credit secured by loans at C&F Finance and advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving, open-end loans secured by 1-4 family residential properties.   The interest rate on the revolving bank line of credit, which matures in 2020, floats at the one-month LIBOR rate plus a range of 200 to 225 basis points, depending upon the average balance outstanding on the line. The outstanding balance on this line was $75.03 million as of December 31, 2018.  C&F Finance’s revolving bank line of credit agreement contains covenants regarding C&F Finance’s capital adequacy, collateral performance, adequacy of the allowance for loan losses and interest expense coverage.  C&F Finance satisfied all such covenants during 2018.  Long-term advances from the FHLB at December 31, 2018 consist of $30.00 million of convertible advances and $14.50 million of fixed rate hybrid advances.  The convertible advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed rate to variable rate.  The fixed rate hybrid advances provide fixed-rate funding until the stated maturity date. C&F Bank may add interest rate caps or floors at a future date, at which time the cost of the caps or floors will be added to the advance rate. The table below presents selected information for the FHLB advances at December 31, 2018:

				Next
				Conversion
(Dollars in thousands)		Interest Rate	Maturity Date	Option Date
Fixed Rate Hybrid Advances
	$7,000	1.95%	12/04/19
	$7,500	1.78	08/21/20

Convertible Advances
	$7,500	1.48	09/19/22	09/20/21
	$7,500	1.96	09/29/23	09/29/22
	$5,000	2.32	10/25/24	10/25/23
	$5,000	2.53	11/28/25	11/29/24
	$5,000	2.83	12/29/26	12/29/25

The contractual maturities of long-term borrowings at December 31, 2018 are as follows:

(Dollars in thousands)	Fixed Rate	Floating Rate	Total
2019	$7,000	$—	$7,000
2020	7,500	75,029	82,529
2021	—	—	—
2022	7,500	—	7,500
2023	7,500	—	7,500
Thereafter	15,000	—	15,000
	$44,500	$75,029	$119,529

The Corporation’s unused lines of credit for future borrowings total approximately $292.72 million at December 31, 2018, which consists of $107.85 million available from the FHLB, $44.97 million on C&F Finance’s revolving bank line of credit, $19.90 million available from the FRB, $70.00 million under unsecured federal funds agreements with third party financial institutions, $50.00 million in repurchase lines of credit with third party financial institutions.  Additional loans and securities are available that can be pledged as collateral for future borrowings from the FRB or the FHLB above the current lendable collateral value.

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

In December 2003, Central Virginia Bankshares Statutory Trust I (CVBK Trust I) was formed as a wholly-owned non-operating subsidiary of CVBK for the purpose of issuing trust preferred capital securities for general corporate purposes. On December 17, 2003, CVBK Trust I issued $5.00 million of trust preferred capital securities in a private placement to an institutional investor and $155,000 in common equity to CVBK in exchange for cash. CVBK Trust I became a wholly-owned non-consolidated non-operating subsidiary of the Corporation pursuant to the merger of CVBK with and into the Corporation in March 2014, and the Corporation assumed CVBK’s obligations on the underlying trust preferred capital notes.  The securities mature in December 2033, are redeemable at the Corporation's option, and require quarterly distributions by CVBK Trust I to the holder of the securities at a rate equal to the three-month LIBOR plus 2.85 percent. During 2014, in order to mitigate the potential effects of rising interest rates, the Corporation entered into an interest rate swap agreement whereby the effective fixed interest rate on all $5.00 million of the securities became 4.54 percent.  The interest rate swap matures in December 2019.  The principal asset of CVBK Trust I is $5.16 million of trust preferred capital notes originally issued by CVBK and assumed by the Corporation with like maturities and like interest rates to the trust preferred capital securities. The interest payments by the Corporation on the debt securities will be used by CVBK Trust I to pay the quarterly distributions payable by CVBK Trust I to the holders of the trust preferred capital securities. The trust preferred capital securities issued by CVBK Trust I were adjusted to fair value on the date of acquisition of CVBK. The resulting fair value adjustment was a discount of $716,000, which is being amortized over 20 years on a straight-line basis, and the balance of which was $530,000 as of December 31, 2018.

Subject to certain exceptions and limitations, the Corporation may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related capital securities.

NOTE 10: Shareholders’ Equity, Other Comprehensive Income and Earnings Per Share

Shareholders’ Equity

During the year ended December 31, 2018, the Corporation repurchased 21,232 shares of its common stock under a share repurchase program authorized by its Board of Directors for an aggregate cost of $1.11 million. Additionally, during the years ended December 31, 2018, 2017 and 2016, the Corporation withheld 7,982 shares, 9,899 shares and 9,169 shares of its common stock, respectively, from employees upon vesting of restricted stock to satisfy tax withholding obligations.

Accumulated Other Comprehensive Income (Loss)

The following table presents the cumulative balances of the components of accumulated other comprehensive loss, net of deferred taxes of $1.23 million and $491,000 as of December 31, 2018 and 2017, respectively.

	December 31,
(Dollars in thousands)	2018	2017
Net unrealized (losses) gains on securities	$(1,375)	$638
Net unrecognized gains on cash flow hedges	215	124
Net unrecognized losses on defined benefit plan	(3,512)	(2,649)
Total accumulated other comprehensive loss	$(4,672)	$(1,887)

Earnings Per Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Net income	$18,020	$6,572	$13,459

Weighted average number of shares used in earnings per share—basic	3,501,221	3,486,510	3,454,282
Effect of dilutive securities—stock option awards	—	79	1,601
Weighted average number of shares used in earnings per share—assuming dilution	3,501,221	3,486,589	3,455,883

The Corporation has applied the two-class method of computing basic and diluted EPS for each period presented because the Corporation’s unvested restricted shares outstanding contain rights to nonforfeitable dividends.  Accordingly, the weighted average number of shares used in the calculation of basic and diluted EPS includes both vested and unvested shares outstanding.

NOTE 11: Income Taxes

Principal components of income tax expense as reflected in the Consolidated Statements of Income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Current taxes	$3,889	$1,989	$4,482
Deferred taxes	632	9,405	(23)
	$4,521	$11,394	$4,459

Income tax expense for the years ended December 31, 2018, 2017 and 2016 differed from the federal statutory rate applied to income before income taxes for the following reasons:

	Year Ended December 31,
	2018		2017		2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Income tax at statutory rates	$4,734	21.0%	$6,288	35.0%	$6,272	35.0%
State income taxes	575	2.6	348	1.9	403	2.2
Tax-exempt interest income	(592)	(2.6)	(1,162)	(6.5)	(1,367)	(7.6)
Carrying cost of tax-exempt assets	18	0.1	32	0.2	36	0.2
Share based compensation	(103)	(0.5)	(284)	(1.6)	(255)	(1.4)
Change in value of bank-owned life insurance	(89)	(0.4)	(151)	(0.8)	(324)	(1.8)
Investments in qualified housing projects	(85)	(0.4)	(135)	(0.8)	(147)	(0.8)
Remeasurement of net deferred tax assets	—	—	6,643	37.0	—	—
Other	63	0.3	(185)	(1.0)	(159)	(0.9)
	$4,521	20.1%	$11,394	63.4%	$4,459	24.9%

The Tax Cuts and Jobs Act of 2017, which was signed into law on December 22, 2017, permanently lowered the federal corporate income tax rate to 21 percent from the previous maximum rate of 35 percent, effective January 1, 2018.  In the year ended December 31, 2017, as a result of the reduction in the federal corporate income tax rate, the Corporation recorded a one-time remeasurement adjustment to its net federal deferred tax asset of $6.64 million, which was recognized in income tax expense.

The Corporation’s net deferred income taxes totaled $12.2 million and $12.1 million at December 31, 2018 and 2017, respectively. The tax effects of each type of significant item that gave rise to deferred taxes are:

	December 31,
(Dollars in thousands)	2018	2017
Deferred tax asset
Allowances for loan losses and OREO losses	$8,567	$9,004
Fair value adjustments related to business combinations	1,643	2,123
Nonqualified defined contribution plan	2,925	2,460
Share-based compensation	825	769
Reserve for indemnification losses	663	641
Interest on nonaccrual loans	346	475
Net unrealized loss on securities available for sale	365	—
Other	1,415	1,286
Deferred tax asset	16,749	16,758
Deferred tax liability
Goodwill and other intangible assets	(2,838)	(2,886)
Depreciation	(1,024)	(632)
Defined benefit plan	(620)	(934)
Cash flow hedges	(74)	(43)
Net unrealized gain on securities available for sale	—	(170)
Deferred tax liability	(4,556)	(4,665)
Net deferred tax asset	$12,193	$12,093

The Corporation files income tax returns in the U.S. federal jurisdiction and several states. With few exceptions, the Corporation is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2015.

NOTE 12: Employee Benefit Plans

C&F Bank maintains a Defined Contribution Profit-Sharing Plan (the Profit-Sharing Plan) sponsored by the Virginia Bankers Association (VBA). The Profit-Sharing Plan includes a 401(k) savings provision that authorizes a maximum voluntary deferral of up to 95 percent of covered compensation (with a partial company match), subject to statutory limitations. The Profit-Sharing Plan provides for an annual discretionary contribution to the account of each eligible employee based in part on C&F Bank’s profitability for a given year and on each participant’s yearly earnings. All full-time employees who have attained the age of 18 and have at least one month of service are eligible to participate. Contributions and earnings may be invested in various investment vehicles offered through the VBA. All employee contributions are fully vested upon contribution. An employee is 20 percent vested in C&F Bank’s contributions after two years of service, 40 percent after three years, 60 percent after four years, 80 percent after five years and fully vested after six years, or earlier in the event of retirement, death or attainment of age 65 while an employee. The amounts charged to expense under this plan were $896,000,  $799,000 and $653,000 in 2018, 2017 and 2016, respectively.

C&F Mortgage maintains a Defined Contribution 401(k) Savings Plan that authorizes a voluntary salary deferral of up to 100 percent of compensation (with a discretionary company match), subject to statutory limitations. Substantially all employees who have attained the age of 18 are eligible to participate on the first day of the next month following employment date. The plan provides for an annual discretionary contribution to the account of each eligible employee based in part on C&F Mortgage’s profitability for a given year and on each participant’s contributions to the plan. Contributions may be invested in various investment funds offered under the plan. All employee contributions are fully vested upon contribution. An employee is vested 25 percent in the employer’s contributions after two years of service, 50 percent after three years, 75 percent after four years, and fully vested after five years.  The amounts charged to expense under this plan were $220,000,  $216,000 and $163,000 in 2018, 2017 and 2016, respectively.

C&F Finance maintains a Defined Contribution 401(k) and Profit-Sharing Plan sponsored by the VBA with plan features similar to the Profit-Sharing Plan of C&F Bank. The amounts charged to expense under this plan were $190,000,  $223,000 and $239,000 in 2018, 2017 and 2016, respectively.

Individual performance bonuses are awarded annually to certain senior members of management of C&F Bank and C&F Finance under the Corporation's Management Incentive Plan (MIP). The Corporation’s Compensation Committee determines the bonuses to be paid to the Chief Executive Officer and the President of the Corporation.  The Chief Executive Officer recommends the bonuses to be paid to the remaining officers participating in the MIP. In determining the awards, individual performance and the Corporation’s performance, including growth rate, returns on average assets and equity, asset quality measures and absolute levels of income are considered. In addition, the Compensation Committee, based on the recommendations of the Chief Executive Officer, determines the bonuses to be paid to other members of management of C&F Bank and C&F Finance who do not participate in the MIP. The expense for these bonus awards is accrued in the year of performance. Expenses under these plans were $1.95 million, $1.70 million and $1.44 million in 2018, 2017 and 2016, respectively. In accordance with employment agreements for certain senior officers of C&F Mortgage, performance bonuses of $762,000,  $759,000 and $780,000 were expensed in 2018, 2017 and 2016, respectively. Performance used in determining the awards is directly related to the profitability of C&F Mortgage.

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

The Corporation has a nonqualified deferred compensation plan for certain executives. The plan allows for elective salary and bonus deferrals. The plan also allows for employer contributions to make up for limitations on covered compensation imposed by the Internal Revenue Code with respect to the Profit-Sharing Plan and Cash Balance Plan and to enhance retirement benefits by providing supplemental contributions from time to time. Expenses under this plan were $297,000,  $253,000 and $268,000 in 2018, 2017 and 2016, respectively. Investments for this plan are held in a Rabbi trust. These investments are included in other assets and the related liability is included in other liabilities.

On December 16, 2014, the Corporation approved an additional compensation benefit for the Corporation’s Chief Executive Officer at the time to provide post-retirement medical and dental insurance premiums for him and his spouse for life.  Expense under this arrangement was $88,000,  $81,000, and $75,000 in 2018, 2017 and 2016, respectively, and the related liability is included in other liabilities.

The following table summarizes the projected benefit obligations, plan assets, funded status and rate assumptions associated with the Cash Balance Plan based upon actuarial valuations.

	December 31,
(Dollars in thousands)	2018	2017
Change in benefit obligation
Projected benefit obligation, beginning	$17,808	$15,870
Service cost	1,232	1,120
Interest cost	521	552
Actuarial (gain) loss	(1,308)	1,194
Benefits paid	(1,048)	(928)
Projected benefit obligation, ending	17,205	17,808
Change in plan assets
Fair value of plan assets, beginning	19,254	16,202
Actual return on plan assets	(1,050)	2,480
Employer contributions	3,000	1,500
Benefits paid	(1,048)	(928)
Fair value of plan assets, ending	20,156	19,254
Funded status	$2,951	$1,446
Amounts recognized as an other asset	$2,951	$1,446
Amounts recognized in accumulated other comprehensive loss
Net loss	$5,017	$3,987
Prior service cost	(572)	(634)
Deferred taxes	(933)	(704)
Total recognized in accumulated other comprehensive loss	$3,512	$2,649
Weighted-average assumptions for benefit obligation at valuation date
Discount rate	4.0%	3.3%
Rate of compensation increase	3.0	3.0
Interest crediting rate	5.0	5.0

The accumulated benefit obligation was $17.21 million and $17.81 million as of the actuarial valuation dates December 31, 2018 and 2017, respectively.

The following table summarizes the components of net periodic benefit cost and rate assumptions associated with the Cash Balance Plan.

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Components of net periodic benefit cost:
Service cost, included in salaries and employee benefits	$1,232	$1,120	$1,076

Other components of net periodic benefit cost:
Interest cost	521	552	528
Expected return on plan assets	(1,413)	(1,138)	(1,045)
Amortization of prior service credit	(62)	(61)	(60)
Recognized net actuarial losses	125	154	157
Other components of net periodic benefit cost, included in other noninterest income	(829)	(493)	(420)

Net periodic benefit cost	$403	$627	656

	January 1,
	2018	2017	2016
Weighted-average assumptions for net periodic benefit cost
Discount rate	3.3%	3.7%	3.8%
Expected return on plan assets	7.3	7.3	7.5
Rate of compensation increase	3.0	3.0	3.0

The benefits expected to be paid by the plan in the next ten years are as follows:

(Dollars in thousands)
2019	$3,904
2020	628
2021	811
2022	815
2023	1,454
2024 – 2028	6,587
$14,199

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

C&F Bank’s defined benefit pension plan’s weighted average asset allocations by asset category are as follows:

	December 31,
	2018	2017
Mutual funds-fixed income	42%	39%
Mutual funds-equity	58	61
Cash and equivalents	*	*
	100%	100%

* Less than one percent.

The following table summarizes the fair value of the defined benefit plan assets as of December 31, 2018 and 2017.  For more information about fair value measurements, see “Note 17: Fair Value of Assets and Liabilities.”

	December 31, 2018
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Mutual funds-fixed income [1]	$8,497	$—	$—	$8,497
Mutual funds-equity [2]	11,659	—	—	11,659
Cash and equivalents [3]	—	—	—	—
Total pension plan assets	$20,156	$—	$—	$20,156

	December 31, 2017
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Mutual funds-fixed income [1]	$7,510	$—	$—	$7,510
Mutual funds-equity [2]	11,744	—	—	11,744
Cash and equivalents [3]	—	—	—	—
Total pension plan assets	$19,254	$—	$—	$19,254

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

NOTE 13: Related Party Transactions

Loans outstanding to directors and executive officers and certain of their affiliates totaled $2.05 million and $2.28 million at December 31, 2018 and 2017, respectively. Loan advances totaled $51,000 and repayments totaled $284,000 in the year ended December 31, 2018. Total deposits for directors and executive officers and certain of their affiliates were $4.93 million and $6.87 million at December 31, 2018 and 2017, respectively.  In the opinion of management, these transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates, collateral and repayment terms, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management and the Corporation’s Board of Directors, do not involve more than normal risk or present other unfavorable features.

NOTE 14: Share-Based Plans

On April 16, 2013, the Corporation’s shareholders approved the C&F Financial Corporation 2013 Stock and Incentive Compensation Plan (the 2013 Plan) for the grant of equity awards to certain key employees of the Corporation, as well as non-employee directors (including non-employee regional or advisory directors). The 2013 Plan authorizes the Corporation to issue equity awards in the form of stock options, tandem stock appreciation rights, restricted stock, restricted stock units and/or other stock-based awards. Since the 2013 Plan’s approval, equity awards have only been issued in the form of restricted stock, which are accounted for using the fair market value of the Corporation’s common stock on the date the restricted shares are awarded.

Prior to the approval of the 2013 Plan, the Corporation granted equity awards under the Amended and Restated C&F Financial Corporation 2004 Incentive Stock Plan (the Amended 2004 Plan). The Amended 2004 Plan authorized the Corporation to issue equity awards in the form of stock options, stock appreciation rights, restricted stock and/or restricted stock units to key employees and non-employee directors. Since 2006, all equity awards that were issued under the Amended 2004 Plan were in the form of restricted stock, which were accounted for using the fair market value of the Corporation’s common stock on the date the restricted shares are awarded.  Stock options issued under the Amended 2004 Plan prior to 2006 were issued to employees at an exercise price equal to the fair market value of the Corporation’s common stock on the date granted.  As of December 31, 2017, there were no remaining outstanding stock options for the Corporation’s common stock and none were granted in 2018.  Stock option transactions under the various plans for the periods indicated were as follows:

	2017		2016
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
(Dollars in thousands, except for per share amounts)	Shares	Price	Shares	Price
Outstanding at beginning of year	2,250	$37.17	24,000	$38.39
Granted	—	—	—	—
Exercised	(2,250)	37.17	(9,750)	37.17
Cancelled	—	—	(12,000)	39.60
Outstanding and exercisable at end of year	—	—	2,250	37.17

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

	2018		2017		2016
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of year	137,880	$43.52	141,755	$39.77	137,200	$36.50
Granted	30,185	52.82	29,625	52.73	32,630	43.48
Vested	(26,450)	42.41	(31,810)	35.42	(26,000)	27.30
Cancelled	(2,160)	42.54	(1,690)	43.16	(2,075)	38.59
Nonvested at end of year	139,455	45.75	137,880	43.52	141,755	39.77

Compensation is accounted for using the fair value of the Corporation’s common stock on the date the restricted shares are awarded. The weighted-average grant date fair value per share of restricted stock granted for the years 2018, 2017 and 2016 was $52.82, $52.73 and $43.48, respectively. Compensation expense is charged to income ratably over the required service periods, and was $1.35 million in 2018, $1.45 million in 2017 and $1.22 million in 2016. As of December 31, 2018, there was $3.17 million of total unrecognized compensation cost related to restricted stock granted under the 2013 Plan. This amount is expected to be recognized through 2023.

NOTE 15: Regulatory Requirements and Restrictions

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Federal banking regulations also impose regulatory capital requirements on bank holding companies. However, in August 2018, the Federal Reserve Board issued an interim final rule, which was effective August 30, 2018, that expanded its small bank holding company policy statement to apply to certain bank holding companies with consolidated total assets of between $1 billion and $3 billion.  As a result of this interim final rule, the Corporation is no longer subject to the minimum regulatory capital requirements that apply to bank holding companies.

As of December 31, 2018, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized under regulations applicable at December 31, 2018, the Bank was required to maintain minimum total risk-based, Tier 1 risk-based, CET1 risk-based and Tier 1 leverage ratios as set forth in the table below.

The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2018 and 2017 are presented in the following table along with regulatory requirements for the Bank and requirements that apply to bank holding companies that are subject to regulatory capital requirements for bank holding companies. Total risk-weighted assets at December 31, 2018 for both the Corporation and the Bank was $1.20 billion, and at December 31, 2017 for both the

Corporation and the Bank was $1.18 billion. Management believes that, as of December 31, 2018, the Bank met all capital adequacy requirements to which it is subject.

					Minimum To Be
					Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total Capital (to Risk-Weighted Assets)
Corporation	$183,781	15.3%	$96,274	8.0%	N/A	N/A
C&F Bank	181,685	15.1	96,088	8.0	$120,110	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	168,504	14.0	72,205	6.0	N/A	N/A
C&F Bank	166,437	13.9	72,066	6.0	96,088	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	143,590	11.9	54,154	4.5	N/A	N/A
C&F Bank	166,437	13.9	54,050	4.5	78,072	6.5
Tier 1 Capital (to Average Assets)
Corporation	168,504	11.3	59,759	4.0	N/A	N/A
C&F Bank	166,437	11.2	59,666	4.0	74,582	5.0

As of December 31, 2017:
Total Capital (to Risk-Weighted Assets)
Corporation	$170,376	14.4%	$94,383	8.0%	N/A	N/A
C&F Bank	167,657	14.2	94,163	8.0	$117,704	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	155,370	13.2	70,787	6.0	N/A	N/A
C&F Bank	152,684	13.0	70,622	6.0	94,163	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	130,445	11.1	53,091	4.5	N/A	N/A
C&F Bank	152,684	13.0	52,967	4.5	76,507	6.5
Tier 1 Capital (to Average Tangible Assets)
Corporation	155,370	10.5	59,083	4.0	N/A	N/A
C&F Bank	152,684	10.4	58,934	4.0	73,667	5.0

In addition to the regulatory risk-based capital amounts presented above, the Bank must maintain a capital conservation buffer of additional total capital and CET1 as required by the Basel III Final Rule.  The capital conservation buffer requirement was first in effect on January 1, 2016, and was subject to phase-in from 2016 to 2019 in equal annual installments of 0.625 percent. Accordingly, at December 31, 2018 and 2017, the Bank was required to maintain a capital conservation buffer of 1.875 percent and 1.250 percent, respectively. At December 31, 2018, the Bank exceeded the total capital conservation buffer and the CET1 capital conservation buffer by 525 and 748 basis points, respectively.  At December 31, 2017, the Bank exceeded the total capital conservation buffer and the CET1 capital conservation buffer by 499 and 722 basis points, respectively.

On December 14, 2007, the Corporation issued $10.00 million of trust preferred securities through a statutory business trust for general corporate purposes including the refinancing of existing debt. On July 21, 2005, the Corporation issued $10.00 million of trust preferred securities through a statutory business trust to partially fund the purchase of 427,186 shares of the Corporation’s common stock at $41 per share on July 27, 2005. On December 17, 2003, CVBK issued $5.00 million of trust preferred securities through a statutory business trust for general corporate purposes, which was assumed by the Corporation when CVBK was merged into the Corporation on March 22, 2014. Based on the Corporation’s Tier 1

capital levels, the entire $25.00 million of trust preferred securities was eligible for inclusion in the Corporation’s Tier 1 capital as of December 31, 2018 and 2017.

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by C&F Bank to the Corporation. The total amount of dividends that may be paid at any date by C&F Bank is generally limited to the retained earnings of C&F Bank, while other measures of capital adequacy may also restrict the Bank’s ability to declare dividends.  Loans or advances are limited to 10 percent of C&F Bank’s capital stock and surplus on a secured basis.

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of loan commitments was $244.17 million at December 31, 2018 and $224.50 million at December 31, 2017.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $19.34 million at December 31, 2018 and $15.46 million at December 31, 2017.

C&F Mortgage sells substantially all of the residential mortgage loans it originates to third-party counterparties (i.e., investors). As is customary in the industry, the agreements with these counterparties require C&F Mortgage to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the counterparties are entitled to make loss claims and repurchase requests of C&F Mortgage for loans that contain covered deficiencies. C&F Mortgage has obtained early payment default recourse waivers for a significant portion of its business. Recourse periods for early payment default for the remaining counterparties vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. C&F Mortgage maintains an allowance for indemnifications that represents management’s estimate of losses that are probable of arising under these recourse provisions. As performance data for loans that have been sold is not made available to C&F Mortgage by the counterparties, the evaluation of potential losses is inherently subjective. A schedule of expected losses on loans with claims or indemnifications is maintained to ensure the reserve is adequate to cover estimated losses. The following table presents the changes in the allowance for indemnification losses for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2018	2017
Allowance, beginning of period	$2,489	$2,303
Provision for indemnification losses	52	186
Payments	—	—
Allowance, end of period	$2,541	$2,489

The Corporation is committed under noncancelable operating leases for certain office locations. Rent expense associated with the Corporation's operating leases was $1.46 million, $1.53 million and $1.41 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Future minimum lease payments due under the Corporation's operating leases as of December 31, 2018 are set forth in the following table, which includes minimum lease paymenets of $3.21 million related to two lease agreements that were executed prior to December 31, 2018 where the Corporation did not yet occupy the real estate properties under lease.

(Dollars in thousands)
2019	$1,503
2020	1,434
2021	830
2022	327
2023	227
Thereafter	2,216
$6,537

NOTE 17: Fair Value of Assets and Liabilities

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. U.S. GAAP requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. U.S. GAAP also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels. These levels are:

•

Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 assets and liabilities include debt securities traded in an active exchange market, as well as U.S. Treasury securities.

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At December 31, 2018 and 2017, the Corporation’s entire investment securities portfolio was comprised of securities available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are ICE Data Services (ICE) and Thomson Reuters Pricing Service (TRPS).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. ICE provides evaluated prices for the Corporation's obligations of states and political subdivisions category of securities.  ICE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  TRPS provides evaluated prices for the Corporation’s U.S. government agencies and corporations and mortgage-backed categories of securities.  Fixed-rate callable securities of the U.S. government agencies and corporations category are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Fixed-rate securities issued by the Small Business Association in the U.S. government agencies and corporations category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics. Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to a relative mortgage-backed to-be-announced (TBA) or other benchmark price. TBA prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis.

	December 31, 2018
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$17,473	$—	$17,473
Mortgage-backed securities	—	104,983	—	104,983
Obligations of states and political subdivisions	—	92,454	—	92,454
Total securities available for sale	—	214,910	—	214,910
Loans held for sale	—	41,895	—	41,895
Derivative asset - IRLC	—	636	—	636
Derivative asset - interest rate swaps on loans	—	1,607	—	1,607
Derivative asset - cash flow hedges	—	289	—	289
Total assets	$—	$259,337	$—	$259,337

Liabilities:
Derivative liability - interest rate swaps on loans	—	1,607	—	1,607
Total liabilities	$—	$1,607	$—	$1,607

	December 31, 2017
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$16,173	$—	$16,173
Mortgage-backed securities	—	97,058	—	97,058
Obligations of states and political subdivisions	—	105,745	—	105,745
Total securities available for sale	—	218,976	—	218,976
Loans held for sale	—	55,384	—	55,384
Derivative asset - IRLC	—	528	—	528
Derivative asset - interest rate swaps on loans	—	1,261	—	1,261
Derivative asset - cash flow hedges	—	166	—	166
Total assets	$—	$276,315	$—	$276,315

Liabilities:
Derivative liability - interest rate swaps on loans	—	1,261	—	1,261
Total liabilities	$—	$1,261	$—	$1,261

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

The following table presents the balances of assets measured at fair value on a nonrecurring basis.

	December 31, 2018
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$102	$102
Other real estate owned, net	—	—	246	246
Total	$—	$—	$348	$348

	December 31, 2017
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$3,438	$3,438
Other real estate owned, net	—	—	168	168
Total	$—	$—	$3,606	$3,606

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis as of December 31, 2018:

	Fair Value Measurements at December 31, 2018
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Impaired loans, net	$102	Appraisals	Discount to reflect current market conditions and estimated selling costs	30%
Other real estate owned, net	246	Appraisals	Discount to reflect current market conditions and estimated selling costs	33%-47%
Total	$348

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

	Carrying	Fair Value Measurements at December 31, 2018 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$115,013	$115,013	$—	$—	$115,013
Securities available for sale	214,910	—	214,910	—	214,910
Loans, net	1,028,097	—	—	1,021,145	1,021,145
Loans held for sale	41,895	—	41,895	—	41,895
Derivative asset - IRLC	636	—	636	—	636
Derivative asset - interest rate swaps on loans	1,607	—	1,607	—	1,607
Derivative asset - cash flow hedges	289	—	289	—	289
Bank-owned life insurance	16,065	—	16,065	—	16,065
Accrued interest receivable	7,436	7,436	—	—	7,436
Financial liabilities:
Demand deposits	$835,101	$835,101	$—	$—	$835,101
Time deposits	346,560	—	343,507	—	343,507
Borrowings	159,691	—	152,015	—	152,015
Derivative liability - interest rate swaps on loans	1,607	—	1,607	—	1,607
Accrued interest payable	920	920	—	—	920

	Carrying	Fair Value Measurements at December 31, 2017 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$119,423	$119,423	$—	$—	$119,423
Securities available for sale	218,976	—	218,976	—	218,976
Loans, net	992,062	—	—	983,620	983,620
Loans held for sale	55,384	—	55,384	—	55,384
Derivative asset - IRLC	528	—	528	—	528
Derivative asset - interest rate swaps on loans	1,261	—	1,261	—	1,261
Derivative asset - cash flow hedges	166	—	166	—	166
Bank-owned life insurance	15,589	—	15,589	—	15,589
Accrued interest receivable	7,589	7,589	—	—	7,589
Financial liabilities:
Demand deposits	$823,476	$823,476	$—	$—	$823,476
Time deposits	347,953	—	350,681	—	350,681
Borrowings	167,860	—	159,670	—	159,670
Derivative liability - interest rate swaps on loans	1,261	—	1,261	—	1,261
Accrued interest payable	838	838	—	—	838

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

	Year Ended December 31, 2018
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$55,019	$2,018	$42,789	$6	$(7,284)	$92,548
Gains on sales of loans	—	7,841	—	—	—	7,841
Other noninterest income	11,029	4,015	738	2,135	—	17,917
Total operating income	66,048	13,874	43,527	2,141	(7,284)	118,306
Expenses:
Provision for loan losses	100	—	10,906	—	—	11,006
Interest expense	6,842	904	9,413	1,152	(7,284)	11,027
Salaries and employee benefits	26,355	5,007	8,500	2,141	—	42,003
Other noninterest expenses	20,160	5,363	5,556	650	—	31,729
Total operating expenses	53,457	11,274	34,375	3,943	(7,284)	95,765
Income (loss) before income taxes	12,591	2,600	9,152	(1,802)	—	22,541
Income tax expense (benefit)	1,958	697	2,460	(594)	—	4,521
Net income (loss)	$10,633	$1,903	$6,692	$(1,208)	$—	$18,020
Total assets	$1,357,788	$56,101	$297,552	$5,055	$(195,085)	$1,521,411
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$3,178	$133	$59	$4	$—	$3,374

	Year Ended December 31, 2017
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$49,564	$1,660	$44,745	$1	$(6,377)	$89,593
Gains on sales of loans	—	8,553	—	—	—	8,553
Other noninterest income	11,126	4,653	995	1,905	—	18,679
Total operating income	60,690	14,866	45,740	1,906	(6,377)	116,825
Expenses:
Provision for loan losses	200	—	16,235	—	—	16,435
Interest expense	6,076	587	8,164	1,151	(6,377)	9,601
Salaries and employee benefits	25,757	6,503	9,389	1,948	—	43,597
Other noninterest expenses	17,951	5,185	5,421	669	—	29,226
Total operating expenses	49,984	12,275	39,209	3,768	(6,377)	98,859
Income (loss) before income taxes	10,706	2,591	6,531	(1,862)	—	17,966
Income tax expense (benefit)	5,727	1,606	4,198	(137)	—	11,394
Net income (loss)	$4,979	$985	$2,333	$(1,725)	$—	$6,572
Total assets	$1,341,879	$69,537	$292,438	$(604)	$(194,194)	$1,509,056
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$3,524	$410	$232	$14	$—	$4,180

	Year Ended December 31, 2016
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$46,071	$1,689	$47,150	$2	$(5,473)	$89,439
Gains on sales of loans	—	8,120	—	—	—	8,120
Other noninterest income	11,820	3,913	921	1,273	—	17,927
Total operating income	57,891	13,722	48,071	1,275	(5,473)	115,486
Expenses:
Provision for loan losses	—	—	18,040	—	—	18,040
Interest expense	5,790	435	7,073	1,143	(5,473)	8,968
Salaries and employee benefits	25,033	5,664	10,102	1,546	—	42,345
Other noninterest expenses	17,433	4,815	5,437	530	—	28,215
Total operating expenses	48,256	10,914	40,652	3,219	(5,473)	97,568
Income (loss) before income taxes	9,635	2,808	7,419	(1,944)	—	17,918
Income tax expense (benefit)	1,425	1,121	2,882	(969)	—	4,459
Net income (loss)	$8,210	$1,687	$4,537	$(975)	$—	$13,459
Total assets	$1,290,733	$65,351	$306,012	$6,005	$(216,109)	$1,451,992
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$1,992	$314	$360	$42	$—	$2,708

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

NOTE 19: Derivative Financial Instruments

The Corporation uses derivative financial instruments (or “derivatives”) primarily to manage risks to the Corporation associated with changing interest rates, and to assist customers with their risk management objectives. The Corporation designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship (cash flow or fair value hedge). The remaining derivatives are classified as free standing derivatives consisting of customer accommodation loan swaps (or “loan swaps”) and IRLCs.

Cash flow hedges.  The Corporation designates derivatives as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Corporation’s trust preferred capital notes. The Corporation uses interest rate swap agreements as part of its hedging strategy by exchanging variable-rate interest payments on a notional amount equal to the principal amount of the borrowings for fixed-rate interest payments. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of the hedged interest payments, and the Corporation assesses the effectiveness of each hedging relationship quarterly.  As of December 31, 2018, the Corporation has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between December 2019 and September 2020.

All interest rate swaps were entered into with counterparties that met the Corporation’s credit standards and the agreements contain collateral provisions protecting the at-risk party. The Corporation believes that the credit risk inherent in these derivative contracts is not significant.

The terms and conditions of the interest rate swaps vary and amounts receivable or payable are recognized in interest expense  in the Consolidated  Statements of Income as accrued under the terms of the agreements. The derivatives’ unrealized gains or losses are recorded as a component of other comprehensive income and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings.  The Corporation does not expect any unrealized losses related to cash flow hedges to be reclassified into earnings in the next twelve months.

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

IRLCs.  C&F Mortgage enters into IRLCs with customers to originate loans for which the interest rates are determined prior to funding.  C&F Mortgage then mitigates interest rate risk on these IRLCs and loans held for sale by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of mortgage backed securities for loans to be delivered on a mandatory basis.  At December 31, 2018 and 2017, each loan held for sale by C&F Mortgage was subject to a forward sales agreement on a best efforts basis.  The fair value of these derivative instruments is reported in “Other assets” in the Consolidated Balance Sheets.  Changes in fair value are recorded as a component of gains on sales of loans.

The following tables summarize key elements of the Corporation’s derivative instruments:

	December 31, 2018
	Notional				Collateral
(Dollars in thousands)	Amount	Positions	Assets	Liabilities	Pledged[1]
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$25,000	3	$289	$—	$—
Not designated as hedges:
Customer-related interest rate contracts:
Matched interest rate swaps with borrower	45,961	8	216	1,391	—
Matched interest rate swaps with counterparty	45,961	8	1,391	216	—
Other contracts:
IRLCs	84,906	357	636	—	—

	December 31, 2017
	Notional				Collateral
(Dollars in thousands)	Amount	Positions	Assets	Liabilities	Pledged[1]
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$25,000	3	$166	$—	$—
Not designated as hedges:
Customer-related interest rate contracts:
Matched interest rate swaps with borrower	41,295	6	284	977	—
Matched interest rate swaps with counterparty	41,295	6	977	284	—
Other contracts:
IRLCs	99,140	440	528	—	—

[1]	Collateral pledged may be comprised of cash or securities.
[2]

NOTE 20: Parent Company Condensed Financial Information

Financial information for the parent company is as follows:

	December 31,
(Dollars in thousands)	2018	2017
Condensed Balance Sheets
Assets
Cash	$316	$407
Other assets	3,677	3,147
Investment in C&F Bank	174,244	163,892
Total assets	$178,237	$167,446
Liabilities and shareholders’ equity
Trust preferred capital notes	$25,245	$25,210
Other liabilities	1,034	534
Shareholders’ equity	151,958	141,702
Total liabilities and shareholders’ equity	$178,237	$167,446

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Condensed Statements of Comprehensive Income
Interest expense on borrowings	$(1,152)	$(1,151)	$(1,143)
Dividends received from C&F Bank	6,312	5,008	4,464
Equity in undistributed net income of C&F Bank	13,228	3,482	10,618
Other income	45	31	26
Other expenses	(413)	(798)	(506)
Net income	18,020	6,572	13,459
Other comprehensive loss, net of tax	(2,785)	(569)	(2,155)
Comprehensive income	$15,235	$6,003	$11,304

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Condensed Statements of Cash Flows
Net cash provided by operating activities	$5,801	$4,202	$3,796
Financing activities:
Net proceeds from issuance of common stock	144	147	149
Common stock repurchases	(1,105)	—	—
Cash dividends	(4,931)	(4,637)	(4,464)
Proceeds from exercise of stock options	—	84	362
Net cash used in financing activities	(5,892)	(4,406)	(3,953)
Net decrease in cash and cash equivalents	(91)	(204)	(157)
Cash at beginning of year	407	611	768
Cash at end of year	$316	$407	$611

NOTE 21: Other Noninterest Expenses

The following table presents the significant components in the Consolidated Statements of Income line “Noninterest Expenses-Other.”

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Data processing service and maintenance contracts	$7,452	$6,687	$6,323
Professional fees	3,044	2,416	2,323
Marketing and advertising expenses	1,601	1,522	1,633
Telecommunication expenses	1,331	1,300	1,264
Travel and educational expenses	1,231	1,077	1,101
All other noninterest expenses	8,762	8,494	8,343
Total other noninterest expenses	$23,421	$21,496	$20,987

NOTE 22: Quarterly Condensed Statements of Income—Unaudited

	2018 Quarter Ended
Dollars in thousands (except per share amounts)	March 31	June 30	September 30	December 31
Total interest income	$22,744	$22,651	$23,691	$23,462
Net interest income after provision for loan losses	16,868	17,987	18,488	17,172
Other income	6,446	7,241	6,627	5,444
Other expenses	18,539	18,761	18,674	17,758
Income before income taxes	4,775	6,467	6,441	4,858
Net income	3,892	5,070	5,101	3,957
Net income per share—assuming dilution	1.11	1.45	1.46	1.13
Dividends declared per share	0.34	0.34	0.36	0.37

	2017 Quarter Ended
Dollars in thousands (except per share amounts)	March 31	June 30	September 30	December 31
Total interest income	$22,021	$22,423	$22,703	$22,446
Net interest income after provision for loan losses	15,351	16,978	15,777	15,451
Other income	6,270	7,412	6,842	6,708
Other expenses	17,969	18,403	18,371	18,080
Income before income taxes	3,652	5,987	4,248	4,079
Net income (loss)	2,731	4,139	3,017	(3,315)
Net income (loss) per share—assuming dilution	0.78	1.19	0.87	(0.95)
Dividends declared per share	0.33	0.33	0.33	0.34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

C&F Financial Corporation

West Point, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of C&F Financial Corporation and Subsidiary (the Corporation) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), C&F Financial Corporation and Subsidiary’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 26, 2019 expressed an unqualified opinion on the effectiveness of C&F Financial Corporation and Subsidiary’s internal control over financial reporting.

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

February 26, 2019

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2018 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiaries to disclose material information required to be set forth in the Corporation’s periodic reports.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2018, the Corporation’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2018 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements included in this Annual Report on Form 10-K.  Yount, Hyde & Barbour, P.C.’s attestation report on the Corporation’s internal control over financial reporting appears on the following page.

Changes in Internal Controls. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s fourth quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

C&F Financial Corporation

West Point, Virginia

Opinion on the Internal Control Over Financial Reporting

We have audited C&F Financial Corporation and Subsidiary’s (the Corporation’s) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018 of C&F Financial Corporation and Subsidiary, and our report dated February 26, 2019 expressed an unqualified opinion.

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

/s/ Yount, Hyde & Barbour, P.C.

Richmond, Virginia

February 26, 2019

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the directors of the Corporation is contained in the 2019 Proxy Statement under the caption, “Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is contained in the 2019 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The information concerning executive officers of the Corporation is included after Item 4 of this Form 10-K under the caption, “Executive Officers of the Registrant.” The information regarding the Corporation’s Audit Committee is contained in the 2019 Proxy Statement under the caption “Audit Committee Report” and is incorporated herein by reference.

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

ITEM 11.EXECUTIVE COMPENSATION

The information contained in the 2019 Proxy Statement under the captions, “Compensation Committee Interlocks and Insider Participation,” “Compensation Policies and Practices as They Relate to Risk Management,” “Executive Compensation” and “Compensation Committee Report,” and the compensation tables that follow the Compensation Committee Report in the 2019 Proxy Statement are incorporated herein by reference. The information regarding director compensation contained in the 2019 Proxy Statement under the caption, “Director Compensation,” is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the 2019 Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

The information contained in the 2019 Proxy Statement under the caption, “Equity Compensation Plan Information,” is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the 2019 Proxy Statement under the caption, “Interest of Management in Certain Transactions,” is incorporated herein by reference. The information contained in the 2019 Proxy Statement under the caption, “Director Independence,” is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the 2019 Proxy Statement under the captions, “Principal Accountant Fees” and “Audit Committee Pre-Approval Policy,” is incorporated herein by reference.

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

*10.4	C&F Financial Corporation Non-Qualified Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 10.4 to Form 10-K filed March 8, 2018)

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

*10.5	C&F Financial Corporation Non-Qualified Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.5 to Form 10-K filed March 8, 2018)

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

Amended and Restated Loan and Security Agreement by and between Wells Fargo Preferred Capital, Inc., various financial institutions and C&F Finance Company dated as of August 25, 2008 (incorporated by reference to Exhibit 10.19 to Form 8-K filed August 28, 2008)

10.19.1

First Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Preferred Capital, Inc., various financial institutions and C&F Finance Company dated as of July 1, 2010 (incorporated by reference to Exhibit 10.19.1 to Form 10-Q filed August 6, 2010)

10.19.2

Second Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, N.A., various financial institutions and C&F Finance Company dated as of September 17, 2012 (incorporated by reference to Exhibit 10.19.2 to Form 10-Q filed November 8, 2012)

10.19.3

Third Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, N.A., various financial institutions and C&F Finance Company dated as of November 12, 2013 (incorporated by reference to Exhibit 10.19.3 to Form 10-K filed March 7, 2014)

10.19.4

Fourth Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, N.A., various financial institutions and C&F Finance Company dated as of September 2, 2015 (incorporated by reference to Exhibit 10.19.4 to Form 10-Q filed November 6, 2015)

10.19.5

Fifth Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, N.A., various financial institutions and C&F Finance Company dated as of November 1, 2016 (incorporated by reference to Exhibit 10.19.5 to Form 10-Q filed November 7, 2016)

10.19.6

Sixth Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, N.A., various financial institutions and C&F Finance Company dated as of June 28, 2017 (incorporated by reference to Exhibit 10.19.6 to Form 10-Q filed August 8, 2017)

10.19.7

Seventh Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, N.A., various financial institutions and C&F Finance Company dated as of December 21, 2017 (incorporated by reference to Exhibit 10.19.7 to Form 10-K filed March 8, 2018)

*10.29	C&F Financial Corporation 2013 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A to the Corporation's Proxy Statement filed March 15, 2013)

*10.29.1	Form of C&F Financial Corporation Restricted Stock Agreement for Chief Executive Officer (approved December 15, 2015) (incorporated by reference to Exhibit 10.29.1 to Form 10-K filed March 4, 2016)

*10.29.2	Form of C&F Financial Corporation Restricted Stock Agreement for Key Employees (approved December 15, 2015) (incorporated by reference to Exhibit 10.29.2 to Form 10-K filed March 4, 2016)

*10.29.3	Form of C&F Financial Corporation Restricted Stock Agreement for Non-Employee Directors (approved December 15, 2015) (incorporated by reference to Exhibit 10.29.3 to Form 10-K filed March 4, 2016)

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

C&F FINANCIAL CORPORATION
(Registrant)

Date:	February 26, 2019	By:	/S/ THOMAS F. CHERRY
Thomas F. Cherry
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ THOMAS F. CHERRY	Date:	February 26, 2019
Thomas F. Cherry, President,
Chief Executive Officer and Director
(Principal Executive Officer)

/S/ JASON E. LONG	Date:	February 26, 2019
Jason E. Long,
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/S/ DR. JULIE R. AGNEW	Date:	February 26, 2019
Dr. Julie R. Agnew, Director

/S/ J. P. CAUSEY JR.	Date:	February 26, 2019
J. P. Causey Jr., Director

/S/ BARRY R. CHERNACK	Date:	February 26, 2019
Barry R. Chernack, Director

/S/ LARRY G. DILLON	Date:	February 26, 2019
Larry G. Dillon, Executive Chairman

/S/ AUDREY D. HOLMES	Date:	February 26, 2019
Audrey D. Holmes, Director

/S/ JAMES H. HUDSON III	Date:	February 26, 2019
James H. Hudson III, Director

/S/ ELIZABETH R. KELLEY	Date:	February 26, 2019
Elizabeth R. Kelley, Director

/S/ JAMES T. NAPIER	Date:	February 26, 2019
James T. Napier, Director

/S/ C. ELIS OLSSON	Date:	February 26, 2019
C. Elis Olsson, Director

/S/ PAUL C. ROBINSON	Date:	February 26, 2019
Paul C. Robinson, Director