Form 10-Q
period 2019-03-31
C & F FINANCIAL CORP
filed 2019-05-08
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value per share	CFFI	The NASDAQ Stock Market LLC

At May 7, 2019, the latest practicable date for determination, 3,469,827 shares of common stock, $1.00 par value, of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for per share amounts)

	March 31,	December 31,
	2019	2018
Assets	(unaudited)	*
Cash and due from banks	$11,777	$14,138
Interest-bearing deposits in other banks	125,674	100,875
Total cash and cash equivalents	137,451	115,013
Securities—available for sale at fair value, amortized cost of $208,925 and $216,650, respectively	209,007	214,910
Loans held for sale, at fair value	36,035	41,895
Loans, net of allowance for loan losses of $33,589 and $34,023, respectively	1,042,052	1,028,097
Restricted stock, at cost	3,257	3,247
Corporate premises and equipment, net	36,934	37,100
Other real estate owned, net of valuation allowance of $57 and $57, respectively	246	246
Accrued interest receivable	7,267	7,436
Goodwill	14,425	14,425
Core deposit and other amortizable intangible assets, net	1,065	1,142
Bank-owned life insurance	16,162	16,065
Net deferred tax asset	11,838	12,193
Other assets	33,621	29,642
Total assets	$1,549,360	$1,521,411

Liabilities
Deposits
Noninterest-bearing demand deposits	$276,275	$271,360
Savings and interest-bearing demand deposits	547,769	563,741
Time deposits	378,150	346,560
Total deposits	1,202,194	1,181,661
Short-term borrowings	17,024	14,917
Long-term borrowings	119,529	119,529
Trust preferred capital notes	25,254	25,245
Accrued interest payable	1,166	920
Other liabilities	29,293	27,181
Total liabilities	1,394,460	1,369,453

Commitments and contingent liabilities (Note 10)

Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,476,799 and 3,497,122 shares issued and outstanding, respectively, includes 139,995 and 139,455 of unvested shares, respectively)	3,337	3,358
Additional paid-in capital	11,362	12,752
Retained earnings	143,003	140,520
Accumulated other comprehensive loss, net	(3,292)	(4,672)
Equity attributable to C&F Financial Corporation	154,410	151,958
Noncontrolling interest	490	—
Total equity	154,900	151,958
Total liabilities and equity	$1,549,360	$1,521,411

*     Derived from audited consolidated financial statements.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except for per share amounts)

	Three Months Ended March 31,
	2019	2018
Interest income
Interest and fees on loans	$20,920	$20,817
Interest on interest-bearing deposits and federal funds sold	589	464
Interest and dividends on securities
U.S. government agencies and corporations	101	87
Mortgage-backed securities	611	546
Tax-exempt obligations of states and political subdivisions	583	715
Taxable obligations of states and political subdivisions	93	71
Other	54	44
Total interest income	22,951	22,744
Interest expense
Savings and interest-bearing deposits	602	364
Time deposits	1,306	956
Borrowings	1,111	973
Trust preferred capital notes	285	283
Total interest expense	3,304	2,576
Net interest income	19,647	20,168
Provision for loan losses	2,395	3,300
Net interest income after provision for loan losses	17,252	16,868
Noninterest income
Gains on sales of loans	2,136	2,239
Service charges on deposit accounts	918	1,049
Other service charges and fees	1,068	1,060
Net gains on maturities and calls of available for sale securities	4	5
Wealth management services income, net	449	425
Interchange income	958	906
Other	1,570	762
Total noninterest income	7,103	6,446
Noninterest expenses
Salaries and employee benefits	11,907	10,733
Occupancy	2,190	2,031
Other	5,580	5,775
Total noninterest expenses	19,677	18,539
Income before income taxes	4,678	4,775
Income tax expense	907	883
Net income	3,771	3,892
Less net income attributable to noncontrolling interest	—	—
Net income attributable to C&F Financial Corporation	$3,771	$3,892
Net income per share - basic and diluted	$1.08	$1.11

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$3,771	$3,892
Other comprehensive income (loss):
Defined benefit plan:
Reclassification of recognized net actuarial losses into net income[1]	42	29
Related income tax effects	(9)	(6)
Amortization of prior service credit into net income[1]	(17)	(15)
Related income tax effects	4	3
Defined benefit plan, net of tax	20	11

Cash flow hedges:
Unrealized holding (losses) gains arising during the period	(108)	212
Related income tax effects	28	(55)
Cash flow hedges, net of tax	(80)	157

Securities available for sale:
Unrealized holding gains (losses) arising during the period	1,826	(2,538)
Related income tax effects	(383)	533
Reclassification of net realized gains into net income[2]	(4)	(5)
Related income tax effects	1	1
Securities available for sale, net of tax	1,440	(2,009)
Other comprehensive income (loss), net of tax	1,380	(1,841)
Comprehensive income	5,151	2,051
Less comprehensive income attributable to noncontrolling interest	—	—
Comprehensive income attributable to C&F Financial Corporation	$5,151	$2,051

[1]

These items are included in the computation of net periodic benefit cost and are included in “Noninterest income-Other” on the Consolidated Statements of Income. See “Note 7: Employee Benefit Plans,” for additional information.

[2]	These items are included in “Net gains on maturities and calls of available for sale securities” on the Consolidated Statements of Income.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(Dollars in thousands, except for per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Income (Loss)	Interest	Equity
Balance December 31, 2018	$3,358	$12,752	$140,520	$(4,672)	$—	$151,958
Comprehensive income:
Net income	—	—	3,771	—	—	3,771
Other comprehensive income	—	—	—	1,380	—	1,380
Issuance of noncontrolling interest	—	—	—	—	490	490
Share-based compensation	—	457	—	—	—	457
Restricted stock vested	15	(15)	—	—	—	—
Common stock issued	1	35	—	—	—	36
Common stock purchased	(37)	(1,867)	—	—	—	(1,904)
Cash dividends declared ($0.37 per share)	—	—	(1,288)	—	—	(1,288)
Balance March 31, 2019	$3,337	$11,362	$143,003	$(3,292)	$490	$154,900

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss	Interest	Equity
Balance December 31, 2017	$3,358	$12,800	$127,431	$(1,887)	$—	$141,702
Comprehensive income:
Net income	—	—	3,892	—	—	3,892
Other comprehensive loss	—	—	—	(1,841)	—	(1,841)
Share-based compensation	—	319	—	—	—	319
Restricted stock vested	14	(14)	—	—	—	—
Common stock issued	1	35	—	—	—	36
Common stock purchased	(4)	(215)	—	—	—	(219)
Cash dividends declared ($0.34 per share)	—	—	(1,190)	—	—	(1,190)
Balance March 31, 2018	$3,369	$12,925	$130,133	$(3,728)	$—	$142,699

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net income	$3,771	$3,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	916	750
Provision for loan losses	2,395	3,300
Provision for indemnifications	—	36
Share-based compensation	457	319
Pension expense	141	135
Pension contribution	—	(3,000)
Net accretion of certain acquisition-related discounts	(365)	(894)
Accretion of discounts and amortization of premiums on securities, net	410	445
Amortization of intangible assets	78	134
Net realized gains on maturities and calls of securities available for sale	(4)	(5)
Net realized gains on sale of corporate premises and equipment	(10)	(27)
Income from bank-owned life insurance	(83)	(81)
Origination of loans held for sale	(138,705)	(143,903)
Proceeds from sales of loans held for sale	146,701	161,872
Gains on sales of loans held for sale	(2,136)	(2,239)
Change in other assets and liabilities:
Accrued interest receivable	169	400
Other assets	1,138	173
Accrued interest payable	246	7
Other liabilities	(3,322)	795
Net cash provided by operating activities	11,797	22,109
Investing activities:
Proceeds from maturities and calls of securities available for sale and payments on mortgage-backed securities	15,657	12,735
Purchases of securities available for sale	(8,338)	(15,150)
Net purchases of restricted stock	(10)	(55)
Purchases of loans held for investment by non-bank affiliates	(36,854)	(31,886)
Repayments on loans held for investment by non-bank affiliates	30,599	28,121
Net (increase) decrease in retail banking loans held for investment	(9,740)	886
Purchases of corporate premises and equipment	(753)	(621)
Proceeds from sales of corporate premises and equipment	13	—
Net cash used in investing activities	(9,426)	(5,970)
Financing activities:
Net (decrease) increase in demand and savings deposits	(11,057)	8,260
Net increase in time deposits	31,590	6,404
Net increase (decrease) in short-term borrowings	2,107	(880)
Issuance of common stock	36	36
Purchase of common stock, excluding shares withheld to pay taxes	(1,667)	—
Issuance of noncontrolling interest	490	—
Cash dividends paid	(1,288)	(1,190)
Other financing activities	(144)	(144)
Net cash provided by financing activities	20,067	12,486
Net increase in cash and cash equivalents	22,438	28,625
Cash and cash equivalents at beginning of period	115,013	119,423
Cash and cash equivalents at end of period	$137,451	$148,048
Supplemental cash flow disclosures:
Interest paid	$3,049	$2,560
Income taxes paid	8	8
Supplemental disclosure of noncash investing and financing activities:
Value of shares withheld at vesting for employee taxes	$237	$219

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission (the SEC). They do not include all of the information and notes required by U.S. GAAP for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2018.

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

C&F Bank has five wholly-owned subsidiaries: C&F Mortgage Corporation (C&F Mortgage), C&F Finance Company (C&F Finance), C&F Wealth Management Corporation (C&F Wealth Management), C&F Insurance Services, Inc. and CVB Title Services, Inc., all incorporated under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, was formed to originate and sell residential mortgages and through its subsidiary, Certified Appraisals LLC, provides ancillary mortgage loan production services for residential appraisals. C&F Mortgage owns a 51 percent interest in C&F Select LLC, which was organized in January 2019 and is also engaged in the business of originating and selling residential mortgages. C&F Finance, acquired in September 2002, is a finance company purchasing automobile, marine and recreational vehicle (RV) loans through indirect lending programs. C&F Wealth Management, organized in April 1995, is a full-service brokerage firm offering a comprehensive range of wealth management services and insurance products through third-party service providers. C&F Insurance Services, Inc., was organized in July 1999, for the primary purpose of owning an equity interest in an independent insurance agency that operates in Virginia and North Carolina. CVB Title Services, Inc. was organized for the primary purpose of owning an equity interest in a full service title and settlement agency. Business segment data is presented in Note 9.

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

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the Consolidated Balance Sheets. The Corporation’s derivative financial instruments include

(1) interest rate lock commitments (IRLCs) on mortgage loans that will be sold in the secondary market on a best efforts basis and the related forward commitments to sell mortgage loans, (2) interest rate swaps with certain qualifying commercial loan customers and dealer counterparties and (3) interest rate swaps that qualify and are designated as cash flow hedges on the Corporation’s trust preferred capital notes. Because the IRLCs, forward sales commitments and interest rate swaps with loan customers and dealer counterparties are not designated as hedging instruments, adjustments to reflect unrealized gains and losses resulting from changes in the fair value of these instruments are reported as noninterest income or noninterest expense, as applicable. The gain or loss on the Corporation’s cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The Corporation’s derivative financial instruments are described more fully in Note 11.

Leases: The Corporation recognizes a lease liability and a right-of-use asset in connection with leases in which it is a lessee, except for leases with a term of twelve months or less.  A lease liability represents the Corporation’s obligation to make future payments under lease contracts, and a right-of-use asset represents the Corporation’s right to control the use of the underlying property during the lease term.  Lease liabilities and right-of-use assets are recognized upon commencement of a lease and measured as the present value of lease payments over the lease term, discounted at the incremental borrowing rate of the lessee.  The Corporation has elected not to separate lease and nonlease components within the same contract and instead to account for the entire contract as a lease.

Share-Based Compensation: Share-based compensation expense, net of forfeitures, for the first quarter of 2019 was $457,000  ($290,000 after tax) for restricted stock granted during 2014 through 2019. As of March 31, 2019, there was $3.30 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

A summary of activity for restricted stock awards during the first three months of 2019 and 2018 is presented below:

	2019
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2018	139,455	$45.75
Granted	16,100	51.73
Vested	(15,490)	41.31
Forfeited	(70)	60.95
Unvested, March 31, 2019	139,995	46.92

	2018
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2017	137,880	$43.52
Granted	11,210	58.40
Vested	(14,125)	40.05
Forfeited	(1,615)	42.78
Unvested, March 31, 2018	133,350	45.14

Recently Adopted Accounting Pronouncements:

On January 1, 2019, the Corporation adopted Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842)” and related amendments (collectively, ASC 842), which resulted in recognition of a lease liability and right-of-use asset in connection with leases in which the Corporation is the lessee.  Under ASC 842, lessor accounting is largely unchanged.  The Corporation elected an optional transition method to apply ASC 842 as of the adoption date on a modified retrospective basis.  Periods prior to January 1, 2019 have not been restated.  Upon adoption, the Corporation recorded a lease liability of approximately $3.14 million for its remaining payment obligations as of January 1, 2019 for leases in effect at that time, excluding leases with an original term of twelve months or less, and a corresponding right-of-use asset.  All of the Corporation’s existing leases upon adoption of ASC 842 were classified as operating leases based on the classification of each lease under previous GAAP; classification of these leases was not reconsidered upon adoption of ASC 842.  Refer to Note 5 for further information about the Corporation’s leases.

Recent Significant Accounting Pronouncements:

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as part of its project on financial instruments. Subsequently, this ASU was amended when the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses” (collectively, ASC 326).  ASC 326 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  For public business entities that are SEC filers, the new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The amendments will be applied on a modified retrospective basis, with the cumulative effect of adopting the new standard being recorded as an adjustment to opening retained earnings in the period of adoption. The Corporation has established a working group to prepare for and implement changes related to ASC 326 and has gathered historical loan loss data for purposes of evaluating appropriate portfolio segmentation and modeling methods under the standard.  The Corporation has performed procedures to validate the historical loan loss data to ensure its suitability and reliability for purposes of developing an estimate of expected credit losses under ASC 326. The Corporation has engaged a vendor to assist in modeling expected lifetime losses under ASC 326, and expects to develop and refine an approach to estimating the allowance for credit losses during 2019. The adoption of ASC 326 will result in significant changes to the Corporation’s consolidated financial statements, which may include changes in the level of the allowance for credit losses that will be considered adequate, a reduction in shareholders’ equity and regulatory capital of C&F Bank, differences in the timing of recognizing changes to the allowance for credit losses and expanded disclosures about the allowance for credit losses. The Corporation has not yet determined an estimate of the effect of these changes. The adoption of the standard will also result in significant changes in the Corporation’s internal control over financial reporting related to the allowance for credit losses.

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

NOTE 2: Securities

The Corporation’s debt securities, all of which are classified as available for sale, are summarized as follows:

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$17,650	$—	$(256)	$17,394
Mortgage-backed securities	101,159	279	(848)	100,590
Obligations of states and political subdivisions	90,116	1,005	(98)	91,023
	$208,925	$1,284	$(1,202)	$209,007

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$18,008	$1	$(536)	$17,473
Mortgage-backed securities	106,787	85	(1,889)	104,983
Obligations of states and political subdivisions	91,855	840	(241)	92,454
	$216,650	$926	$(2,666)	$214,910

The amortized cost and estimated fair value of securities at March 31, 2019, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	March 31, 2019
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$47,052	$47,097
Due after one year through five years	141,597	141,414
Due after five years through ten years	15,447	15,513
Due after ten years	4,829	4,983
	$208,925	$209,007

The following table presents the gross realized gains and losses on and the proceeds from the maturities, calls and paydowns of securities. There were no sales of securities during the periods presented.

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Realized gains from maturities and calls of securities:
Gross realized gains	$4	$5
Gross realized losses	—	—
Net realized gains	$4	$5
Proceeds from maturities, calls and paydowns of securities	$15,657	$12,735

The Corporation pledges securities primarily to secure public deposits and repurchase agreements. Securities with an aggregate amortized cost of $103.41 million and aggregate fair value of $103.33 million were pledged at March 31, 2019. Securities with an aggregate amortized cost of $110.81 million and an aggregate fair value of $109.83 million were pledged at December 31, 2018.

Securities in an unrealized loss position at March 31, 2019, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies and corporations	$—	$—	$16,005	$256	$16,005	$256
Mortgage-backed securities	1,754	1	67,941	847	69,695	848
Obligations of states and political subdivisions	1,899	1	18,062	97	19,961	98
Total temporarily impaired securities	$3,653	$2	$102,008	$1,200	$105,661	$1,202

There were 180 debt securities totaling $105.7 million considered temporarily impaired at March 31, 2019. The primary cause of the temporary impairments in the Corporation's investments in debt securities was fluctuations in interest rates as debt securities, especially those purchased prior to 2018, have declined in value as interest rates have risen. The Corporation’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.  At March 31, 2019, approximately 97 percent of the Corporation's obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor's (S&P) or Moody's Investors Service (Moody’s). Of those in an unrealized loss position, approximately 99 percent were rated “A” or better by S&P or Moody’s, as measured by market value, at March 31, 2019. For the approximately one percent not rated “A” or better, as measured by market value at March 31, 2019, the Corporation considers these to meet regulatory credit quality standards, meaning that the securities have low risk of default by the obligor and the full and timely repayment of principal and interest is expected over the expected life of the investment. Because the Corporation intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2019 and no other-than-temporary impairment loss has been recognized in net income.

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

The Corporation’s investment in restricted stock totaled $3.26 million at March 31, 2019 and consisted of Federal Home Loan Bank (FHLB) stock.  Restricted stock is generally viewed as a long-term investment, which is carried at cost because there is no market for the stock other than the FHLBs. Therefore, when evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing any temporary decline in value. The Corporation did not consider its investment in restricted stock to be other-than-temporarily impaired at March 31, 2019 and no impairment has been recognized.

NOTE 3: Loans

Major classifications of loans are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Real estate – residential mortgage	$183,697	$184,901
Real estate – construction [1]	65,588	54,461
Commercial, financial and agricultural [2]	459,820	455,935
Equity lines	54,111	55,660
Consumer	12,833	15,009
Consumer finance	299,592	296,154
	1,075,641	1,062,120
Less allowance for loan losses	(33,589)	(34,023)
Loans, net	$1,042,052	$1,028,097

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $199,000 and $275,000 of demand deposit overdrafts at March  31, 2019 and December 31, 2018, respectively.

The outstanding principal balance and the carrying amount of loans acquired pursuant to the Corporation's acquisition of Central Virginia Bank (CVB) on October 1, 2013 (or acquired loans) that were recorded at fair value at the acquisition date and are included in the Consolidated Balance Sheets are as follows:

	March 31, 2019			December 31, 2018
	Acquired Loans -	Acquired Loans -		Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total	Credit Impaired	Performing	Total
Outstanding principal balance	$9,537	$37,687	$47,224	$9,734	$38,768	$48,502
Carrying amount
Real estate – residential mortgage	$280	$8,543	$8,823	$284	$8,823	$9,107
Commercial, financial and agricultural[1]	1,489	18,110	19,599	1,461	18,982	20,443
Equity lines	90	9,224	9,314	90	9,063	9,153
Consumer	—	5	5	—	6	6
Total acquired loans	$1,859	$35,882	$37,741	$1,835	$36,874	$38,709

[1]	Includes acquired loans classified by the Corporation as commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

The following table presents a summary of the change in the accretable yield of the PCI loan portfolio:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Accretable yield, balance at beginning of period	$5,987	$7,304
Accretion	(469)	(977)
Reclassification of nonaccretable difference due to improvement in expected cash flows	256	871
Other changes, net	162	(398)
Accretable yield, balance at end of period	$5,936	$6,800

Loans on nonaccrual status were as follows:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Real estate – residential mortgage	$701	$594
Commercial, financial and agricultural:
Commercial business lending	29	24
Equity lines	760	883
Consumer	124	—
Consumer finance	520	712
Total loans on nonaccrual status	$2,134	$2,213

The past due status of loans as of March 31, 2019 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$969	$—	$136	$1,105	$280	$182,312	$183,697	$6
Real estate – construction:
Construction lending	—	—	—	—	—	53,319	53,319	—
Consumer lot lending	—	—	—	—	—	12,269	12,269	—
Commercial, financial and agricultural:
Commercial real estate lending	64	—	315	379	1,489	301,212	303,080	315
Land acquisition and development lending	—	—	—	—	—	45,245	45,245	—
Builder line lending	—	—	—	—	—	29,180	29,180	—
Commercial business lending	45	—	29	74	—	82,241	82,315	—
Equity lines	299	122	619	1,040	90	52,981	54,111	—
Consumer	52	—	—	52	—	12,781	12,833	7
Consumer finance	6,573	870	520	7,963	—	291,629	299,592	—
Total	$8,002	$992	$1,619	$10,613	$1,859	$1,063,169	$1,075,641	$328

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $616,000, 30-59 days past due of $90,000, 60-89 days past due of $122,000 and 90+ days past due of $1.31 million.

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

There were no  loan modifications that were classified as troubled debt restructurings (TDRs) during the three months ended March 31, 2019 and 2018.    All TDRs are considered impaired loans and are individually evaluated in the determination of the allowance for loan losses. A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due. The specific reserve associated with a TDR is reevaluated when a TDR payment default occurs. There were no TDR payment defaults during the three months ended March 31, 2019 and 2018.

Impaired loans, which included TDRs of $4.68 million, and the related allowance at March 31, 2019 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,134	$1,273	$1,760	$127	$3,099	$35
Commercial, financial and agricultural:
Commercial real estate lending	1,752	3	1,710	69	1,768	23
Builder line lending	437	437	—	—	437	7
Equity lines	225	30	187	187	217	—
Consumer	131	—	128	124	129	—
Total	$5,679	$1,743	$3,785	$507	$5,650	$65

Impaired loans, which included TDRs of $5.45 million, and the related allowance at December 31, 2018 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,057	$1,288	$1,677	$92	$3,056	$142
Commercial, financial and agricultural:
Commercial real estate lending	2,468	1,498	927	10	2,653	132
Commercial business lending	33	25	—	—	26	—
Equity lines	365	31	326	326	359	2
Consumer	5	—	5	—	5	—
Total	$5,928	$2,842	$2,935	$428	$6,099	$276

NOTE 4: Allowance for Loan Losses

The following table presents the changes in the allowance for loan losses by major classification during the three months ended March 31, 2019:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2018	$2,246	$727	$6,688	$1,106	$257	$22,999	$34,023
Provision charged (credited) to operations	(47)	114	(25)	(205)	163	2,395	2,395
Loans charged off	—	—	—	—	(76)	(3,890)	(3,966)
Recoveries of loans previously charged off	5	—	1	—	42	1,089	1,137
Balance at March 31, 2019	$2,204	$841	$6,664	$901	$386	$22,593	$33,589

The following table presents the changes in the allowance for loan losses by major classification during the three months ended March 31, 2018:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2017	$2,371	$605	$7,478	$688	$231	$24,353	$35,726
Provision charged (credited) to operations	(16)	251	(238)	—	3	3,300	3,300
Loans charged off	—	—	(2)	—	(71)	(4,583)	(4,656)
Recoveries of loans previously charged off	22	—	5	—	48	1,155	1,230
Balance at March 31, 2018	$2,377	$856	$7,243	$688	$211	$24,225	$35,600

The following table presents, as of March 31, 2019, the balance of the allowance for loan losses and the balance of loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$127	$—	$69	$187	$124	$—	$507
Collectively evaluated for impairment	2,077	841	6,595	714	262	22,593	33,082
Acquired loans - PCI	—	—	—	—	—	—	—
Total allowance	$2,204	$841	$6,664	$901	$386	$22,593	$33,589
Loans:
Individually evaluated for impairment	$3,033	$—	$2,150	$217	$128	$—	$5,528
Collectively evaluated for impairment	180,384	65,588	456,181	53,804	12,705	299,592	1,068,254
Acquired loans - PCI	280	—	1,489	90	—	—	1,859
Total loans	$183,697	$65,588	$459,820	$54,111	$12,833	$299,592	$1,075,641

The following table presents, as of December 31, 2018, the balance of the allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$92	$—	$10	$326	$—	$—	$428
Collectively evaluated for impairment	2,154	727	6,678	780	257	22,999	33,595
Acquired loans - PCI	—	—	—	—	—	—	—
Total allowance	$2,246	$727	$6,688	$1,106	$257	$22,999	$34,023
Loans:
Individually evaluated for impairment	$2,965	$—	$2,450	$357	$5	$—	$5,777
Collectively evaluated for impairment	181,652	54,461	452,024	55,213	15,004	296,154	1,054,508
Acquired loans - PCI	284	—	1,461	90	—	—	1,835
Total loans	$184,901	$54,461	$455,935	$55,660	$15,009	$296,154	$1,062,120

Loans by credit quality indicators as of March 31, 2019 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$179,808	$2,210	$978	$701	$183,697
Real estate – construction:
Construction lending	53,319	—	—	—	53,319
Consumer lot lending	12,269	—	—	—	12,269
Commercial, financial and agricultural:
Commercial real estate lending	299,627	3,008	445	—	303,080
Land acquisition and development lending	35,151	10,094	—	—	45,245
Builder line lending	28,743	—	437	—	29,180
Commercial business lending	81,735	551	—	29	82,315
Equity lines	52,895	409	47	760	54,111
Consumer	12,697	9	3	124	12,833
	$756,244	$16,281	$1,910	$1,614	$776,049

[1]	At March 31, 2019, the Corporation did not have any loans classified as Doubtful or Loss.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$299,072	$520	$299,592

Loans by credit quality indicators as of December 31, 2018 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$180,232	$2,832	$1,243	$594	$184,901
Real estate – construction:
Construction lending	42,051	—	—	—	42,051
Consumer lot lending	12,410	—	—	—	12,410
Commercial, financial and agricultural:
Commercial real estate lending	306,578	3,801	454	—	310,833
Land acquisition and development lending	33,156	10,248	—	—	43,404
Builder line lending	31,201	—	—	—	31,201
Commercial business lending	69,897	576	—	24	70,497
Equity lines	54,289	389	99	883	55,660
Consumer	14,998	5	6	—	15,009
	$744,812	$17,851	$1,802	$1,501	$765,966

[1]	At December 31, 2018, the Corporation did not have any loans classified as Doubtful or Loss.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$295,442	$712	$296,154

NOTE 5: Leases

The Corporation’s leases comprise primarily leases of real estate and office equipment in which the Corporation is the lessee, and all of which are classified as operating leases.  Lease cost for the three months ended March 31, 2019 is set forth in the table below.

Three Months Ended
(Dollars in thousands)	March 31, 2019
Operating lease cost	$414
Short-term lease cost	39
Variable lease cost	14
Total lease cost	$467

Variable lease payments primarily represent payments for common area maintenance related to real estate leases and taxes and fees related to equipment leases.

Cash paid for amounts included in the measurement of lease liabilities during the three months ended March 31, 2019 was $306,000.  As of March 31, the weighted average remaining lease term and discount rate for the Corporation’s leases were 3.0 years and 3.3%, respectively.  Right-of-use assets of $3.67 million were included in other assets and lease liabilities of $3.68 million were included in other liabilities as of March 31, 2019. During the three months ended March 31, 2019, the Corporation obtained right-of-use assets in exchange for lease liabilities of $821,000.

The Corporation adopted ASC 842 effective January 1, 2019.  Prior to January 1, 2019, the Corporation measured lease expense in accordance with FASB Accounting Standards Codification (ASC) Topic 840.  During the three months ended March 31, 2018, the Corporation recognized lease expense of $439,000.

Certain of the Corporation’s leases contain options to extend the lease term beyond the initial term.  Options to extend the lease term are recognized as part of the Corporation’s lease liabilities and right-of-use assets at the commencement of a lease to the extent the Corporation is reasonably certain to exercise such options.

Maturities of the Corporation’s lease liabilities are set forth in the table below.

As of
(Dollars in thousands)	March 31, 2019
2019	$1,131
2020	1,392
2021	758
2022	236
2023	109
Thereafter	249
Total	3,875
Imputed interest	(193)
Lease liabilities	$3,682

The table above excludes payments of $4.94 million related to two lease agreements that have been executed where the Corporation has not obtained control of the real estate properties under lease as of March 31, 2019 and has therefore not recognized a lease liability or right-of-use asset.

NOTE 6: Equity, Other Comprehensive Income and Earnings Per Share

Equity and Noncontrolling Interest

During the first three months of 2019, the Corporation repurchased 32,407 shares of its common stock for an aggregate cost of $1.67 million under a share repurchase program authorized by its Board of Directors. Additionally during the first three months of 2019 and 2018, the Corporation withheld 4,641 shares and 3,737 shares of its common stock, respectively, from employees to satisfy tax withholding obligations upon vesting of restricted stock.

In the first quarter of 2019, C&F Select LLC, a subsidiary of C&F Mortgage, issued a 49 percent ownership interest to an unrelated third party in exchange for $490,000. The holder of this noncontrolling interest financed the investment through a loan obtained from C&F Bank.

Accumulated Other Comprehensive Loss

The following table presents the cumulative balances of the components of accumulated other comprehensive loss, net of deferred taxes of $864,000 and $1.23 million as of March 31, 2019 and December 31, 2018, respectively.

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Net unrealized gains (losses) on securities	$65	$(1,375)
Net unrecognized gains on cash flow hedges	135	215
Net unrecognized losses on defined benefit plan	(3,492)	(3,512)
Total accumulated other comprehensive loss	$(3,292)	$(4,672)

Earnings Per Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Net income attributable to C&F Financial Corporation	$3,771	$3,892
Weighted average shares outstanding—basic and diluted	3,484,592	3,501,164

The Corporation has applied the two-class method of computing basic and diluted EPS for each period presented because the Corporation’s unvested restricted shares outstanding contain rights to nonforfeitable dividends equal to dividends on the Corporation’s common stock.  Accordingly, the weighted average number of shares used in the calculation of basic and diluted EPS includes both vested and unvested shares outstanding.

NOTE 7: Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost for the Bank’s non-contributory cash balance pension plan.

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Components of net periodic benefit cost:
Service cost, included in salaries and employee benefits	$293	$306

Other components of net periodic benefit cost:
Interest cost	153	133
Expected return on plan assets	(330)	(318)
Amortization of prior service credit	(17)	(15)
Recognized net actuarial losses	42	29
Other components of net periodic benefit cost, included in other noninterest income	(152)	(171)

Net periodic benefit cost	$141	$135

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At March 31, 2019 and December 31, 2018, the Corporation’s entire investment securities portfolio was comprised of securities available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are ICE Data Services (ICE) and Thomson Reuters Pricing Service (TRPS).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. ICE provides evaluated prices for the Corporation’s obligations of states and political subdivisions category of securities.  ICE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  TRPS provides evaluated prices for the Corporation’s U.S. government agencies and corporations and mortgage-backed categories of securities.  Fixed-rate callable securities of the U.S. government agencies and corporations category are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Fixed-rate securities issued by the Small Business Association in the U.S. government agencies and corporations category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics. Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to a relative mortgage-backed to-be-announced (TBA) or other benchmark price. TBA prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis.

	March 31, 2019
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$17,394	$—	$17,394
Mortgage-backed securities	—	100,590	—	100,590
Obligations of states and political subdivisions	—	91,023	—	91,023
Total securities available for sale	—	209,007	—	209,007
Loans held for sale	—	36,035	—	36,035
Derivative asset - IRLC	—	1,396	—	1,396
Derivative asset - interest rate swaps on loans	—	1,378	—	1,378
Derivative asset - cash flow hedges	—	182	—	182
Total assets	$—	$247,998	$—	$247,998

Liabilities:
Derivative liability - interest rate swaps on loans	—	1,378	—	1,378
Total liabilities	$—	$1,378	$—	$1,378

	December 31, 2018
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$17,473	$—	$17,473
Mortgage-backed securities	—	104,983	—	104,983
Obligations of states and political subdivisions	—	92,454	—	92,454
Total securities available for sale	—	214,910	—	214,910
Loans held for sale	—	41,895	—	41,895
Derivative asset - IRLC	—	636	—	636
Derivative asset - interest rate swaps on loans	—	1,607	—	1,607
Derivative asset - cash flow hedges	—	289	—	289
Total assets	$—	$259,337	$—	$259,337

Liabilities:
Derivative liability - interest rate swaps on loans	—	1,607	—	1,607
Total liabilities	$—	$1,607	$—	$1,607

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

The following table presents the balances of assets measured at fair value on a nonrecurring basis.

	March 31, 2019
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$155	$155
Other real estate owned, net	—	—	246	246
Total	$—	$—	$401	$401

	December 31, 2018
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$102	$102
Other real estate owned, net	—	—	246	246
Total	$—	$—	$348	$348

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis:

	Fair Value Measurements at March 31, 2019
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Impaired loans, net	$155	Appraisals	Discount to reflect current market conditions and estimated selling costs	30%-38%
Other real estate owned, net	246	Appraisals	Discount to reflect current market conditions and estimated selling costs	33%-47%
Total	$401

Fair Value of Financial Instruments

FASB ASC 825, Financial Instruments, requires disclosure about fair value of financial instruments, including those financial assets and financial liabilities that are not required to be measured and reported at fair value on a recurring or nonrecurring basis. ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation. The Corporation uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The following tables reflect the carrying amounts and estimated fair values of the Corporation’s financial instruments whether or not recognized on the Consolidated Balance Sheets at fair value.

	Carrying	Fair Value Measurements at March 31, 2019 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$137,451	$137,451	$—	$—	$137,451
Securities available for sale	209,007	—	209,007	—	209,007
Loans, net	1,042,052	—	—	1,038,191	1,038,191
Loans held for sale	36,035	—	36,035	—	36,035
Derivative asset - IRLC	1,396	—	1,396	—	1,396
Derivative asset - interest rate swaps on loans	1,378	—	1,378	—	1,378
Derivative asset - cash flow hedges	182	—	182	—	182
Bank-owned life insurance	16,162	—	16,162	—	16,162
Accrued interest receivable	7,267	7,267	—	—	7,267
Financial liabilities:
Demand deposits	824,044	824,044	—	—	824,044
Time deposits	378,150	—	375,881	—	375,881
Borrowings	161,807	—	154,451	—	154,451
Derivative liability - interest rate swaps on loans	1,378	—	1,378	—	1,378
Accrued interest payable	1,166	1,166	—	—	1,166

	Carrying	Fair Value Measurements at December 31, 2018 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$115,013	$115,013	$—	$—	$115,013
Securities available for sale	214,910	—	214,910	—	214,910
Loans, net	1,028,097	—	—	1,021,145	1,021,145
Loans held for sale	41,895	—	41,895	—	41,895
Derivative asset - IRLC	636	—	636	—	636
Derivative asset - interest rate swaps on loans	1,607	—	1,607	—	1,607
Derivative asset - cash flow hedges	289	—	289	—	289
Bank-owned life insurance	16,065	—	16,065	—	16,065
Accrued interest receivable	7,436	7,436	—	—	7,436
Financial liabilities:
Demand deposits	835,101	835,101	—	—	835,101
Time deposits	346,560	—	343,507	—	343,507
Borrowings	159,691	—	152,015	—	152,015
Derivative liability - interest rate swaps on loans	1,607	—	1,607	—	1,607
Accrued interest payable	920	920	—	—	920

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

	Three Months Ended March 31, 2019
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$14,324	$350	$10,145	$2	$(1,870)	$22,951
Gains on sales of loans	—	2,136	—	—	—	2,136
Other noninterest income	2,935	1,318	196	518	—	4,967
Total operating income	17,259	3,804	10,341	520	(1,870)	30,054
Expenses:
Provision for loan losses	—	—	2,395	—	—	2,395
Interest expense	2,175	163	2,551	285	(1,870)	3,304
Salaries and employee benefits	7,475	1,627	2,252	553	—	11,907
Other noninterest expenses	4,903	1,244	1,375	248	—	7,770
Total operating expenses	14,553	3,034	8,573	1,086	(1,870)	25,376
Income (loss) before income taxes	2,706	770	1,768	(566)	—	4,678
Income tax expense (benefit)	416	203	483	(195)	—	907
Net income (loss)	$2,290	$567	$1,285	$(371)	$—	$3,771
Total assets	$1,380,790	$53,642	$301,579	$6,836	$(193,487)	$1,549,360
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$722	$24	$8	$—	$—	$754

	Three Months Ended March 31, 2018
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$13,160	$367	$10,849	$—	$(1,632)	$22,744
Gains on sales of loans	—	2,239	—	—	—	2,239
Other noninterest income	2,619	857	248	483	—	4,207
Total operating income	15,779	3,463	11,097	483	(1,632)	29,190
Expenses:
Provision for loan losses	—	—	3,300	—	—	3,300
Interest expense	1,617	143	2,165	283	(1,632)	2,576
Salaries and employee benefits	6,486	1,443	2,265	539	—	10,733
Other noninterest expenses	4,981	1,275	1,307	243	—	7,806
Total operating expenses	13,084	2,861	9,037	1,065	(1,632)	24,415
Income (loss) before income taxes	2,695	602	2,060	(582)	—	4,775
Income tax expense (benefit)	383	167	562	(229)	—	883
Net income (loss)	$2,312	$435	$1,498	$(353)	$—	$3,892
Total assets	$1,356,936	$54,516	$292,417	$5,066	$(184,009)	$1,524,926
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$572	$21	$28	$—	$—	$621

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of loan commitments was $253.98 million at March  31, 2019 and $244.17 million at December 31, 2018.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $19.56 million at March  31, 2019 and $19.34 million at December 31, 2018.

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

NOTE 11: Derivative Financial Instruments

The Corporation uses derivative financial instruments primarily to manage risks to the Corporation associated with changing interest rates, and to assist customers with their risk management objectives. The Corporation designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship (cash flow or fair value hedge). The remaining derivatives are classified as free standing derivatives consisting of customer accommodation loan swaps and IRLCs.

Cash flow hedges.  The Corporation designates derivatives as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Corporation’s trust preferred capital notes. The Corporation uses interest rate swap agreements as part of its hedging strategy by exchanging variable-rate interest payments on a notional amount equal to the principal amount of the borrowings for fixed-rate interest payments.  Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of the hedged interest payments, and the Corporation assesses the effectiveness of each hedging relationship quarterly.  As of March  31, 2019, the Corporation has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between December 2019 and September 2020.

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

IRLCs.  C&F Mortgage enters into IRLCs with customers to originate loans for which the interest rates are determined prior to funding. C&F Mortgage then mitigates interest rate risk on these IRLCs and loans held for sale by (a) entering into forward loan sales contracts with investors for loans to be delivered on a best efforts basis or (b) entering into forward sales contracts of mortgage backed securities for loans to be delivered on a mandatory basis. At March 31, 2019, each loan held for sale by C&F Mortgage was subject to a forward sales agreement on a best efforts basis. The fair value of these derivative instruments is reported in “Other assets” in the Consolidated Balance Sheets. Changes in fair value are recorded as a component of gains on sales of loans.

The following tables summarize key elements of the Corporation’s derivative instruments:

	March 31, 2019
	Notional				Collateral
(Dollars in thousands)	Amount	Positions	Assets	Liabilities	Pledged[1]
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$25,000	3	$182	$—	$—
Not designated as hedges:
Customer-related interest rate contracts:
Matched interest rate swaps with borrower	45,785	8	589	789	—
Matched interest rate swaps with counterparty	45,785	8	789	589	390
Other contracts:
IRLCs	95,921	380	1,396	—	—

	December 31, 2018
	Notional				Collateral
(Dollars in thousands)	Amount	Positions	Assets	Liabilities	Pledged[1]
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$25,000	3	$289	$—	$—
Not designated as hedges:
Customer-related interest rate contracts:
Matched interest rate swaps with borrower	45,961	8	216	1,391	—
Matched interest rate swaps with counterparty	45,961	8	1,391	216	—
Other contracts:
IRLCs	44,324	181	636	—	—

[1]	Collateral pledged may be comprised of cash or securities.

NOTE 12: Other Noninterest Expenses

The following table presents the significant components in the Consolidated Statements of Income line “Noninterest Expenses-Other.”

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Data processing fees	$1,921	$1,827
Professional fees	564	739
Travel and educational expenses	403	371
Marketing and advertising expenses	373	460
Telecommunication expenses	317	346
All other noninterest expenses	2,002	2,032
Total other noninterest expenses	$5,580	$5,775

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to: statements regarding expected future financial performance; strategic business initiatives and the anticipated effects thereof, including personnel additions and the expansion of the indirect lending program to include marine and recreational vehicles (RVs); technology initiatives; liquidity and capital levels; net interest margin compression; the effect of future market and industry trends, including competitive trends in the non-prime consumer finance markets, the Corporation’s and each business segment’s loan portfolio, and business prospects related to each segment’s loan portfolio, including future lending and growth in loans outstanding; asset quality and adequacy of the allowance for loan losses and the level of future charge-offs; trends regarding the provision for loan losses, net loan charge-offs, levels of nonperforming assets and troubled debt restructurings (TDRs); expenses associated with nonperforming assets; the utilization of scorecard models and the performance of loans purchased using those models; the effects of future interest rate levels and fluctuations; the amount and timing of accretion associated with the fair value accounting adjustments recorded in connection with the 2013 acquisition of Central Virginia Bankshares, Inc. (CVBK); adequacy of the allowance for indemnification losses; levels of noninterest income and expense; interest rates and yields including possible future interest rate increases; the deposit portfolio including trends in deposit maturities and rates; interest rate sensitivity; market risk; regulatory developments; monetary policy implemented by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) including changes to the Federal Funds rate; capital requirements; growth strategy; hedging strategy; and, financial and other goals. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

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

These risks and uncertainties, and the risks discussed in more detail in Item 1A. “Risk Factors,” of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2018, should be considered in evaluating the forward-looking statements contained herein.

Forward-looking statements are inherently uncertain.  Forward-looking statements are based on management’s beliefs, assumptions and expectations as of the date of this report regarding future events or performance, taking into account all information currently available, and are applicable only as of the date of this report.  Forward-looking statements generally can be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “may,” “will,” “intend,” “should,” “could,” or similar expressions.  There can be no assurance that the underlying beliefs, assumptions or expectations will be proven to be accurate.  We caution readers not to place undue reliance on those forward-looking statements. Actual results may differ materially from historical results or those expressed in or implied by such forward-looking statements. We undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date on which the statement was made, except as otherwise required by law.

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

Goodwill: The Corporation's goodwill was recognized in connection with the Corporation's acquisition of CVBK in October 2013 and C&F Bank's acquisition of C&F Finance Company in September 2002. The Corporation reviews the carrying value of goodwill at least annually or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Corporation may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Corporation elects to bypass the qualitative assessment or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying value to determine whether an impairment exists. In the last evaluation of goodwill at the retail banking segment and the consumer finance segment, which was the annual evaluation in the fourth quarter of 2018, the Corporation concluded that no impairment existed based on an assessment of qualitative factors.

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

For further information concerning accounting policies, refer to Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 1: Summary of Significant Accounting Policies” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2018.

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

Financial Performance Measures

Net income for the Corporation was $3.8 million for the first quarter of 2019, or $1.08 per share, compared with net income of $3.9 million for the first quarter of 2018, or $1.11 per share.

The Corporation’s annualized ROE and ROA were 9.96 percent and 1.00 percent, respectively, for the first quarter of 2019, compared to 11.05 percent and 1.04 percent, respectively, for the first quarter of 2018.   The decrease in ROE for the first quarter of 2019, compared to the first quarter of 2018, resulted from lower net income and an increase in capital.  The decrease in ROA during the same period resulted from lower net income and an increase in the average balance of total assets.

Principal Business Segments

An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in the section “Results of Operations.”

Retail Banking:  The retail banking segment reported net income of $2.3 million for both the first quarter of 2019 and the first quarter of 2018.

Positive factors affecting net income of C&F Bank for the first quarter of 2019 compared to the same period in 2018 included (1) higher interest income from loans, due to higher average loans outstanding and higher yields and (2) higher yields on excess cash balances. These factors were offset by (1) an increase in average rates on interest-bearing customer deposits, (2) higher operating expenses associated with C&F Bank (a) strengthening its technology infrastructure and (b)

expanding its lending capabilities and administrative and compliance functions, and (3) lower service charges on deposit accounts resulting from fewer overdraft fees charged.

Average loans increased $41.6 million or 5.7 percent during the first quarter of 2019, compared to the same period in 2018,  primarily due to growth in the commercial business lending and commercial real estate segments of the loan portfolio. C&F Bank’s total nonperforming assets were $1.8 million at March 31, 2019, compared to $1.7 million at December 31, 2018. Nonperforming assets at March  31, 2019 consisted primarily of $1.6 million in nonaccrual loans, compared to $1.5 million at December 31, 2018.

Mortgage Banking:  The mortgage banking segment reported net income of $567,000 for the first quarter of 2019, compared to net income of $435,000 for the first quarter of 2018.

The increase in net income of the mortgage banking segment for the first quarter of 2019 compared to the same period in 2018 was due primarily to a decrease in operating expenses resulting from operational efficiencies and management of personnel costs, which was partially offset by lower gains on sales of loans, resulting primarily from lower loan production during the first quarter of 2019 compared to the first quarter of 2018 as competition for loans in the mortgage industry has increased since the first quarter of 2018.  Mortgage loan originations during the quarter ended March 31, 2019 for refinancings and home purchases were $20.8 million and $117.9 million, respectively, compared to $24.5 million and $119.4 million, respectively, during the quarter ended March 31, 2018.

Consumer Finance:  The consumer finance segment reported net income of $1.3 million for the first quarter of 2019, compared to net income of $1.5 million for the first quarter of 2018.

Factors contributing to the decrease in net income of C&F Finance Company for the first quarter of 2019 compared to the same period in 2018 included (1) lower loan yields resulting from competition in the non-prime automobile loan business and the acquisition of automobile loan contracts with higher credit metrics, as well as relatively lower yields on marine and RV loans, and (2) higher-cost variable-rate borrowings resulting from increases in short-term interest rates since the first quarter of 2018, which were partially offset by a decline in the provision for loan losses of $905,000 as a result of lower charge-offs and improving credit quality of the portfolio, as discussed below.

The annualized net charge-off ratio for the first quarter of 2019 decreased to 3.79 percent from 4.69 percent for the first quarter of 2018. The decline reflects a lower number of charge-offs during the first quarter of 2019 as a result of C&F Finance Company’s purchasing automobile loan contracts with higher credit metrics beginning in 2016. At March 31, 2019, total delinquent loans as a percentage of total loans was 2.66 percent, compared to 4.76 percent at December 31, 2018 and 3.31 percent at March 31, 2018. The allowance for loan losses was $22.6 million, or 7.54 percent of total loans at March 31, 2019, compared to $23.0 million, or 7.77 percent of total loans at December 31, 2018. The decrease in the level of the allowance for loan losses as a percentage of total loans was primarily due to lower net charge-offs on non-prime automobile loans and was partially offset by loan growth during the first quarter of 2019.  During the first quarter of 2019, C&F Finance Company continued the expansion of its indirect lending programs into marine and RV loans that it began in 2018.  These contracts are for prime loans made to individuals with higher credit scores and are expected to require both a lower provision for loan losses and allowance for loan losses than the consumer finance segment’s non-prime automobile loans. At March 31, 2019, compared to December 31, 2018, the higher composition within the consumer finance segment’s loan portfolio of marine and RV loans accounted for approximately 4 basis points of the 23 basis points decrease in the ratio of the allowance for loan losses to total loans. If factors influencing the consumer finance segment result in a higher net charge-off ratio in the future, or if the consumer finance segment’s loan portfolio should grow, the segment may need to increase the level of its allowance for loan losses, which would negatively affect future earnings.

Capital Management. Total equity was $154.9 million at March 31, 2019, compared to $152.0 million at December 31, 2018. Capital growth resulted primarily from earnings for the first  quarter of 2019, which was offset in part by dividends declared of 37 cents per share during the first quarter of 2019. The first quarter dividend was paid on April 1, 2019 and equated to a payout ratio of 34.3 percent of first quarter earnings per share. The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital requirements and expected future earnings.

On April 18, 2018, the Board of Directors reauthorized the Corporation’s share repurchase program for the Corporation’s outstanding common stock (the Repurchase Program) to purchase up to $5.0 million of the Corporation’s common stock through May 31, 2019.  As of March 31, 2019, the Corporation had repurchased 53,639 shares of its common stock at an aggregate cost of $2.8 million, and remained authorized to purchase up to $2.2 million of the Corporation’s common stock under the Repurchase Program.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three months ended March 31, 2019 and 2018.  Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Accretion and amortization of fair value purchase adjustments are included in the computation of yields on loans and investments and on the cost of borrowings acquired in connection with the purchase of CVB. The CVB accretion contributed approximately 16 basis points to the yield on loans and 13 basis points to both the yield on interest earning assets and the net interest margin for the first quarter of 2019, compared to approximately 35 basis points to the yield on loans and 26 basis points to both the yield on interest earning assets and the net interest margin for the first quarter of 2018. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis, which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid using the federal corporate income tax rate of 21 percent that was applicable for the first quarters of 2019 and 2018.

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended March 31,
	2019			2018
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$139,895	$859	2.46%	$133,935	$748	2.24%
Tax-exempt	76,314	738	3.87	89,776	906	4.03
Total securities	216,209	1,597	2.95	223,711	1,654	2.96
Total loans	1,099,638	20,926	7.72	1,059,149	20,824	7.97
Interest-bearing deposits in other banks	103,807	589	2.30	128,031	464	1.47
Total earning assets	1,419,654	23,112	6.60	1,410,891	22,942	6.59
Allowance for loan losses	(34,116)			(35,781)
Total non-earning assets	127,959			127,485
Total assets	$1,513,497			$1,502,595

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$225,072	312	0.56	$229,220	185	0.33
Money market deposit accounts	205,461	260	0.51	223,961	157	0.28
Savings accounts	120,531	30	0.10	114,033	22	0.08
Certificates of deposit, $100 or more	182,015	717	1.60	172,498	521	1.22
Other certificates of deposit	176,650	589	1.35	179,602	435	0.98
Interest-bearing deposits	909,729	1,908	0.85	919,314	1,320	0.58
Borrowings	159,986	1,396	3.49	166,769	1,256	3.01
Total interest-bearing liabilities	1,069,715	3,304	1.25	1,086,083	2,576	0.96
Noninterest-bearing demand deposits	263,000			249,100
Other liabilities	29,264			26,541
Total liabilities	1,361,979			1,361,724
Equity	151,518			140,871
Total liabilities and equity	$1,513,497			$1,502,595
Net interest income		$19,808			$20,366
Interest rate spread			5.35%			5.63%
Interest expense to average earning assets (annualized)			0.94%			0.74%
Net interest margin (annualized)			5.66%			5.85%

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

TABLE 2: Rate-Volume Recap

	Three Months Ended March 31, 2019 from 2018
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$(671)	$773	$102
Securities:
Taxable	77	34	111
Tax-exempt	(35)	(133)	(168)
Interest-bearing deposits in other banks	225	(100)	125
Total interest income	(404)	574	170
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	130	(3)	127
Money market deposit accounts	117	(14)	103
Savings accounts	7	1	8
Certificates of deposit, $100 or more	167	29	196
Other certificates of deposit	161	(7)	154
Total interest-bearing deposits	582	6	588
Borrowings	193	(53)	140
Total interest expense	775	(47)	728
Change in net interest income	$(1,179)	$621	$(558)

Net interest income, on a taxable-equivalent basis, for the three months ended March 31, 2019 was $19.8 million, compared to $20.4 million for the three months ended March 31, 2018. Annualized net interest margin decreased 19 basis points to 5.66 percent for the first quarter of 2019, relative to the same period in 2018. The net interest margin decline resulted from a 29 basis points increase in the cost of interest-bearing liabilities in the first quarter of 2019, compared to the same period in 2018, resulting from higher costs of deposits and borrowings.  The yield on interest-earning assets increased by 1 basis point as a higher yield on interest-bearing deposits in other banks and a higher composition of loans as a percentage of earning assets were offset by a decline in the yield on loans of 25 basis points. The decrease in the net interest margin was offset in part by average earning asset growth of $8.8 million for the first quarter of 2019, over the first quarter of 2018.

Average loans, which includes both loans held for investment and loans held for sale, increased $40.5 million to $1.1 billion for the first quarter of 2019, compared to the same period in 2018. Average loans held for investment of the retail banking segment increased $41.6 million, or 5.7 percent, for the first quarter of 2019, compared to the same period in 2018, primarily due to growth in the commercial business lending and commercial real estate segments of the loan portfolio. Average loans held for investment at the consumer finance segment increased $3.7 million, or 1.3 percent for the first quarter of 2019, compared to the same period of 2018, as a result of the consumer finance segment’s expansion into purchases of marine and RV loan contracts beginning in the first quarter of 2018.  Average loans held for sale decreased $4.9 million, or 15.1 percent for the first quarter of 2019, compared to the same period in 2018.

The overall yield on average loans decreased 25 basis points to 7.72 percent for the first quarter of 2019, compared to the same period in 2018.  Negative factors affecting average loan yield for the first quarter of 2019, compared to the same period in 2018, were (1) the increased composition within the loan portfolio of lower-yielding loans at the retail banking segment relative to the higher-yielding loans of the consumer finance segment, (2) the decline in the average yield on loans at the consumer finance segment due primarily to continued competition in the non-prime automobile loan business and the acquisition of loan contracts with higher credit metrics, as well as relatively lower yields on marine and recreational vehicle loans as a result of higher credit quality, and (3) lower interest income on PCI loans, which includes accretion of purchase accounting adjustments, as prepayments and improvements in expectations of the timing and amount of future payments resulted in an acceleration in the recognition of interest income in the first quarter of 2018. Partially offsetting these factors were higher yields on loans at the retail banking segment resulting from increases in interest rates.

Average securities available for sale decreased $7.5 million for the first quarter of 2019, compared to the same period in 2018. The average yield on the securities portfolio decreased one basis point for the first quarter of 2019, compared to the same period in 2018.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the Federal Reserve Bank, decreased $24.2 million during the first quarter of 2019, compared to the same period in 2018. The decrease during the first quarter of 2019 resulted primarily from loan growth at the retail banking segment. The average yield on these overnight funds increased 83 basis points for the first quarter of 2019 compared to the same period in 2018, as the Federal Reserve Bank increased the interest rate on excess cash reserve balances from 1.50 percent in December 2017 to 2.40 percent by the end of the first quarter of 2019.

Average savings and interest-bearing demand deposits decreased $16.2 million for the first quarter  of 2019 and average time deposits increased $6.6 million for the first quarter of 2019, compared to the same period in 2018.  The average cost of interest-bearing deposits increased 27 basis points for the first quarter of 2019, compared to the first quarter of 2018, due to increases in interest rates on time deposits, interest-bearing demand deposits, and money market deposits driven by changes in market interest rates.

Average borrowings decreased $6.8 million for the first quarter of 2019, compared to the same period in 2018.  The decrease resulted from maturities during 2018 of a $5.0 million repurchase agreement with a third-party correspondent bank and a $2.5 million advance from the Federal Home Loan Bank (FHLB).  The average cost of borrowings increased 48 basis points during the first quarter of 2019, compared to the same period in 2018, because of increases in short-term interest rates, to which variable-rate borrowings at the consumer finance segment are indexed.

The Corporation believes that it may be challenging to maintain net interest margin at its current level, even with the projected loan growth at the Bank during 2019, because of (1) repricing of maturing time deposits at current market rates, (2) lower yields on consumer finance segment loans resulting from continued market competition and growth in lower-yielding higher-quality loans (including marine and RV loans), and (3) lower accretion of purchase discounts on PCI loans, which is included in yields on loans.

Noninterest Income

TABLE 3: Noninterest Income

	Three Months Ended March 31, 2019
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$2,136	$—	$—	$2,136
Service charges on deposit accounts	918	—	—	—	918
Other service charges and fees	298	769	1	—	1,068
Net gains on calls of available for sale securities	4	—	—	—	4
Wealth management services income, net	—	—	—	449	449
Interchange income	958	—	—	—	958
Other income	757	549	195	69	1,570
Total noninterest income	$2,935	$3,454	$196	$518	$7,103

	Three Months Ended March 31, 2018
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$2,239	$—	$—	$2,239
Service charges on deposit accounts	1,049	—	—	—	1,049
Other service charges and fees	307	751	2	—	1,060
Net gains on calls of available for sale securities	5	—	—	—	5
Wealth management services income, net	—	—	—	425	425
Interchange income	906	—	—	—	906
Other income	352	106	246	58	762
Total noninterest income	$2,619	$3,096	$248	$483	$6,446

Total noninterest income increased $657,000, or 10.2 percent, in the first quarter of 2019, compared to the first quarter of 2018.  This increase in noninterest income was primarily due to net unrealized gains of $1.0 million in the first quarter of 2019 included primarily in other income of the retail banking and mortgage banking segments related to the Corporation’s non-qualified deferred compensation plan compared to $33,000 in the first quarter of 2018, partially offset by (1) a decrease in gains on sales of loans at the mortgage banking segment as a result of lower mortgage loan volume and pricing pressure due to competition in the secondary mortgage market and (2) decreased service charges on deposit accounts at the retail banking segment as a result of fewer overdraft fees charged.

Noninterest Expense

TABLE 4: Noninterest Expense

	Three Months Ended March 31, 2019
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$7,475	$1,627	$2,252	$553	$11,907
Occupancy expense	1,486	479	203	22	2,190
Other expenses:
Data processing	1,584	10	309	18	1,921
Other expenses	1,833	755	863	208	3,659
Total other expenses	3,417	765	1,172	226	5,580
Total noninterest expense	$12,378	$2,871	$3,627	$801	$19,677

	Three Months Ended March 31, 2018
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$6,486	$1,443	$2,265	$539	$10,733
Occupancy expense	1,343	471	203	14	2,031
Other expenses:
Data processing	1,491	15	310	11	1,827
Other expenses	2,147	789	794	218	3,948
Total other expenses	3,638	804	1,104	229	5,775
Total noninterest expense	$11,467	$2,718	$3,572	$782	$18,539

Total noninterest expenses increased $1.1 million, or 6.1 percent, in the first quarter of 2019, compared to the same period in 2018. This increase in noninterest expenses resulted primarily from (1) an increase in salaries and employee benefits expense associated with the Corporation’s nonqualified deferred compensation plan, primarily at the retail banking and mortgage banking segments and (2) higher operating costs at the retail banking segment attributable to (a) increased personnel costs associated with expanding the Bank’s lending capabilities and administrative and compliance functions and (b) higher data processing and occupancy expenses associated with enhancing the technology infrastructure and expanding our digital product offerings. Partially offsetting these factors were decreased personnel costs at the mortgage banking segment resulting from lower loan origination volume, operating efficiencies and managing personnel costs.

Compensation expense related to the Corporation’s nonqualified deferred compensation plan is recorded based in part on changes in the fair value of assets held in trust for the plan, which are allocated to participants. As a result of unrealized gains related to the nonqualified plan, additional compensation expense of $1.0 million was recorded in the first quarter of 2019 as compared to the first quarter of 2018, and was offset by gains recorded in noninterest income, as discussed above.

Income Taxes

Income tax expense for the first quarter of 2019 was $907,000 resulting in an effective tax rate of 19.4 percent, compared with $883,000, or an effective tax rate of 18.5 percent, for the first quarter of 2018.  The higher effective tax rate in the first quarter of 2019 compared to the first quarter of 2018 resulted primarily from lower tax benefits of share-based compensation and tax-exempt investment securities income.

ASSET QUALITY

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. Table 5 summarizes the allowance activity for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Balance, beginning of period	$34,023	$35,726
Provision for loan losses:
Retail Banking	—	—
Mortgage Banking	—	—
Consumer Finance	2,395	3,300
Total provision for loan losses	2,395	3,300
Loans charged off:
Commercial, financial and agricultural[1]	—	(2)
Consumer	(76)	(71)
Consumer finance	(3,890)	(4,583)
Total loans charged off	(3,966)	(4,656)
Recoveries of loans previously charged off:
Real estate—residential mortgage	5	22
Commercial, financial and agricultural[1]	1	5
Consumer	42	48
Consumer finance	1,089	1,155
Total recoveries	1,137	1,230
Net loans charged off	(2,829)	(3,426)
Balance, end of period	$33,589	$35,600
Ratio of net charge-offs to average total loans outstanding during period for Retail Banking	0.01%	—%
Ratio of net charge-offs to average total loans outstanding during period for Consumer Finance	3.79%	4.69%

1Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Table 6 presents the allocation of the allowance for loan losses as of the dates indicated.

TABLE 6: Allocation of Allowance for Loan Losses

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,204	$2,246
Real estate—construction [1]	841	727
Commercial, financial and agricultural [2]	6,664	6,688
Equity lines	901	1,106
Consumer	386	257
Consumer finance	22,593	22,999
Total allowance for loan losses	$33,589	$34,023
Ratio of loans to total period-end loans:
Real estate—residential mortgage	17%	17%
Real estate—construction [1]	6	5
Commercial, financial and agricultural [2]	43	43
Equity lines	5	5
Consumer	1	2
Consumer finance	28	28
	100%	100%

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

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

•	Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

TABLE 7: Credit Quality Indicators

Loans by credit quality indicators as of March 31, 2019 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$179,808	$2,210	$978	$701	$183,697
Real estate – construction [2]	65,588	—	—	—	65,588
Commercial, financial and agricultural [3]	445,256	13,653	882	29	459,820
Equity lines	52,895	409	47	760	54,111
Consumer	12,697	9	3	124	12,833
	$756,244	$16,281	$1,910	$1,614	$776,049

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$299,072	$520	$299,592

[1]	At March 31, 2019, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2018 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$180,232	$2,832	$1,243	$594	$184,901
Real estate – construction [2]	54,461	—	—	—	54,461
Commercial, financial and agricultural [3]	440,832	14,625	454	24	455,935
Equity lines	54,289	389	99	883	55,660
Consumer	14,998	5	6	—	15,009
	$744,812	$17,851	$1,802	$1,501	$765,966

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$295,442	$712	$296,154

[1]	At December 31, 2018, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Table 8 summarizes nonperforming assets as of the dates indicated.

TABLE 8: Nonperforming Assets

Retail Banking Segment

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Loans, excluding purchased loans	$734,856	$723,778
Purchased performing loans[1]	35,882	36,874
Purchased credit impaired loans[1]	1,859	1,835
Total loans	$772,597	$762,487

Nonaccrual loans	$1,577	$1,464
OREO	246	246
Total nonperforming assets	$1,823	$1,710

Accruing loans past due for 90 days or more	$328	$324
Troubled debt restructurings (TDRs)[2]	$4,682	$5,451
Allowance for loan losses (ALL)	$10,398	$10,426
Nonperforming assets to total loans and OREO	0.24%	0.22%
ALL to total loans, excluding purchased credit impaired loans	1.35	1.37
ALL to total nonaccrual loans	659.35	712.16
Annualized net charge-offs to average total loans	0.01	0.06

[1]

Acquired loans are tracked in two separate categories – “purchased performing” and “purchased credit impaired.” The remaining discount for the purchased performing loans was $1.8 million at March 31, 2019 and $1.9 million at December 31, 2018. The remaining discount for the purchased credit impaired loans was $7.7 million at March 31, 2019 and $7.9 million at December 31, 2018.

[2]	Nonaccrual loans include nonaccrual TDRs of $139,000 at March 31, 2019 and $166,000 at December 31, 2018.

Mortgage Banking Segment

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Nonaccrual loans	$37	$37
Total loans	$3,452	$3,479
ALL	$598	$598
Nonaccrual loans to total loans	1.07%	1.06%
ALL to total loans	17.32	17.19

Consumer Finance Segment

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Nonaccrual loans	$520	$712
Accruing loans past due for 90 days or more	$—	$—
Repossessed assets	$391	$371
Total loans	$299,592	$296,154
ALL	$22,593	$22,999
Nonaccrual consumer finance loans to total consumer finance loans	0.17%	0.24%
ALL to total consumer finance loans	7.54	7.77
Annualized net charge-offs to average total loans	3.79	4.14

Nonperforming assets of the retail banking segment totaled $1.8 million at March 31, 2019, compared to $1.7 million at December 31, 2018. Nonperforming assets at March 31, 2019 consisted primarily of $1.6 million in nonaccrual loans, compared to $1.5 million at December 31, 2018.

The allowance for loan losses as a percentage of total loans, excluding PCI loans, at March 31, 2019 decreased to 1.35 percent, compared to 1.37 percent at December 31, 2018.  We believe that the current level of the allowance for loan losses at the retail banking segment is adequate to absorb probable losses inherent in the loan portfolio, based on the relevant history of charge-offs and recoveries, current economic conditions, overall portfolio quality and review of specifically criticized loans. If loan concentrations within the retail banking segment’s loan portfolio result in higher credit risk or if economic conditions deteriorate in future periods, a higher level of nonperforming loans may be experienced, which may then require a higher provision for loan losses.

Nonaccrual loans at the consumer finance segment were $520,000 at March 31, 2019, compared to $712,000 at December 31, 2018. Nonaccrual consumer finance loans remain low relative to the allowance for loan losses and the total consumer finance loan portfolio because the consumer finance segment generally initiates repossession of loan collateral once a loan becomes more than 60 days delinquent.  Repossessed vehicles of the consumer finance segment are classified as other assets and consist only of vehicles the Corporation has the legal right to sell.  Prior to the reclassification from loans to repossessed vehicles, the difference between the carrying amount of each loan and the fair value of each vehicle (i.e. the deficiency) is charged against the allowance for loan losses. At March 31, 2019, repossessed vehicles available for sale totaled $391,000, compared to $371,000 at December 31, 2018.

The consumer finance segment’s allowance for loan losses decreased $406,000 to $22.6 million at March 31, 2019 from $23.0 million at December 31, 2018, and its provision for loan losses decreased $905,000 for the first quarter of 2019, compared to the same period in 2018. The decrease in the allowance and the lower provision resulted from lower charge-offs and an overall improvement in the credit quality of the portfolio in the first quarter of 2019.  Delinquent loans as a percentage of total loans decreased to 2.66 percent at March 31, 2019 from 4.76 percent at December 31, 2018. The annualized net charge-off ratio for the first quarter of 2019 decreased to 3.79 percent from 4.69 percent for the first quarter of 2018 because of the lower number of charge-offs during the first quarter of 2019. The allowance for loan losses as a percentage of loans decreased to 7.54 percent at March 31, 2019, compared to 7.77 percent at December 31, 2018. The decrease in the level of the allowance for loan losses as a percentage of total loans was primarily due to lower charge-offs on non-prime automobile loans and was partially offset by loan growth during the first quarter of 2019. At March 31, 2019, compared to December 31, 2018, the higher composition within the consumer finance segment’s loan portfolio of marine and RV loans accounted for approximately 4 basis points of the 23 basis points decrease in this ratio. We believe that the current level of the allowance for loan losses at the consumer finance segment is adequate to absorb probable losses inherent in the loan portfolio.

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

TABLE 9: Impaired Loans

Impaired loans, which included TDRs of $4.7 million, and the related allowance at March 31, 2019, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,134	$1,273	$1,760	$127	$3,099	$35
Commercial, financial and agricultural:
Commercial real estate lending	1,752	3	1,710	69	1,768	23
Builder line lending	437	437	—	—	437	7
Equity lines	225	30	187	187	217	—
Consumer	131	—	128	124	129	—
Total	$5,679	$1,743	$3,785	$507	$5,650	$65

Impaired loans, which included TDRs of $5.5 million, and the related allowance at December 31, 2018, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,057	$1,288	$1,677	$92	$3,056	$142
Commercial, financial and agricultural:
Commercial real estate lending	2,468	1,498	927	10	2,653	132
Commercial business lending	33	25	—	—	26	—
Equity lines	365	31	326	326	359	2
Consumer	5	—	5	—	5	—
Total	$5,928	$2,842	$2,935	$428	$6,099	$276

TDRs at March 31, 2019 and December 31, 2018 were as follows:

TABLE 10: Troubled Debt Restructurings

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Accruing TDRs	$4,543	$5,285
Nonaccrual TDRs[1]	139	166
Total TDRs[2]	$4,682	$5,451

[1]	Included in nonaccrual loans in Table 8: Nonperforming Assets.
[2]	Included in impaired loans in Table 9: Impaired Loans.

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

FINANCIAL CONDITION

At March 31, 2019, the Corporation had total assets of $1.5 billion, which was an increase of $27.9 million since December 31, 2018. The increase resulted primarily from an increase in time deposit and noninterest-bearing demand deposit balances.

Loan Portfolio

Table 11 presents information pertaining to the composition of loans held for investment.

TABLE 11: Summary of Loans Held for Investment

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate—residential mortgage	$183,697	17%	$184,901	18%
Real estate—construction [1]	65,588	6	54,461	5
Commercial, financial, and agricultural [2]	459,820	43	455,935	43
Equity lines	54,111	5	55,660	5
Consumer	12,833	1	15,009	1
Consumer finance	299,592	28	296,154	28
Total loans	1,075,641	100%	1,062,120	100%
Less allowance for loan losses	(33,589)		(34,023)
Total loans, net	$1,042,052		$1,028,097

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Investment Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At March 31, 2019 and December 31, 2018, all securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 12: Securities Available for Sale

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$17,394	8%	$17,473	8%
Mortgage-backed securities	100,590	48	104,983	49
Obligations of states and political subdivisions	91,023	44	92,454	43
Total available for sale securities at fair value	$209,007	100%	$214,910	100%

For more information about the Corporation's securities available for sale, including information about securities in an unrealized loss position at March 31, 2019 and December 31, 2018, see Part I, Item 1, “Financial Statements” under the heading “Note 2: Securities” in this Quarterly Report on Form 10-Q.

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first quarter of 2019, deposits increased $20.5 million to $1.20 billion at March 31, 2019, compared to $1.18 billion at December 31, 2018. This increase resulted primarily from a $31.6 million increase in time deposits and a $4.9 million increase in noninterest-bearing demand deposits.  Partially offsetting this increase was a $16.0 million decrease in savings and interest-bearing demand deposits.

The Corporation had $1.3 million in brokered money market deposits outstanding at March 31, 2019. The source of these brokered deposits is uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Borrowings

Borrowings increased to $161.8 million at March 31, 2019 from $159.7 million at December 31, 2018 due to fluctuations in repurchase agreements with commercial deposit customers.

Off-Balance Sheet Arrangements

As of March 31, 2019, there have been no material changes to the off-balance sheet arrangements disclosed in Part II, Item 7, "Management's Discussion and Analysis," under the heading "Off-Balance-Sheet Arrangements" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2018.

Contractual Obligations

As of March 31, 2019, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in Part II, Item 7, “Management's Discussion and Analysis," under the heading “Table 20: Contractual Obligations” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2018.

The Corporation uses derivatives to manage exposure to interest rate risk through the use of interest rate swaps. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts.

The Corporation has interest rate swaps that qualify and are designated as cash flow hedges. The Corporation’s cash flow hedges effectively modify the Corporation’s exposure to interest rate risk by converting variable rates of interest on $15.0 million and $10.0 million of the Corporation’s trust preferred capital notes to fixed rates of interest until December 2019 and September 2020, respectively. The cash flow hedges’ total notional amount is $25.0 million. At March 31, 2019, the cash flow hedges had a fair value of $182,000, which is recorded in other assets.  The net gain on the cash flow hedges is recognized as a component of other comprehensive income.

Pursuant to a program the Corporation initiated during 2016, the Corporation also enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs.  The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms.  The net effect of these interest rate swaps and the related loans is that the customer pays a fixed rate of interest and the Corporation receives a floating rate.  At March 31, 2019, the total notional amount of the interest rate swaps related to these loans was $91.6 million and the interest rate swaps had a net fair value of zero, with $1.4 million recognized in other assets and $1.4 million recognized in other liabilities.  These swaps are not designated as hedging instruments; therefore, changes in fair value are recorded in other noninterest expense.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available for sale, totaled $243.13 million at March 31, 2019, compared to $220.1 million at December 31, 2018. The increase since December 31, 2018 was primarily the result of an increase in nonpledged securities. The Corporation’s funding sources , including capacity, amount outstanding and amount available at March 31, 2019 are presented in Table 13.

TABLE 13: Funding Sources

	March 31, 2019
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$65,000	$—	$65,000
Repurchase lines of credit	50,000	—	50,000
Borrowings from FHLB	159,033	44,500	114,533
Borrowings from Federal Reserve Bank	19,871	—	19,871
Revolving bank line of credit	120,000	75,029	44,971
Total	$413,904	$119,529	$294,375

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

Capital Resources

The table below presents the Bank’s actual regulatory capital amounts and ratios under currently applicable regulatory capital standards.  Under the small bank holding company policy statement of the Federal Reserve Board, which applies to certain bank holding companies with consolidated total assets of less than $3 billion, the Corporation is not subject to regulatory capital requirements. The table below reflects the Corporation’s consolidated capital as determined under regulations that apply to bank holding companies that are not small bank holding companies and minimum capital requirements that would apply to the Corporation if it were not a small bank holding company.

					Minimum To Be
					Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2019:
Total Capital (to Risk-Weighted Assets)
Corporation	$184,854	15.0%	$98,505	8.0%	N/A	N/A
C&F Bank	180,505	14.7	98,285	8.0	$122,857	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	169,577	13.8	73,879	6.0	N/A	N/A
C&F Bank	164,923	13.4	73,714	6.0	98,285	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	144,577	11.7	55,409	4.5	N/A	N/A
C&F Bank	164,923	13.4	55,285	4.5	79,857	6.5
Tier 1 Capital (to Average Assets)
Corporation	169,577	11.3	59,998	4.0	N/A	N/A
C&F Bank	164,923	11.0	59,909	4.0	74,886	5.0

As of December 31, 2018:
Total Capital (to Risk-Weighted Assets)
Corporation	$183,781	15.3%	$96,274	8.0%	N/A	N/A
C&F Bank	181,685	15.1	96,088	8.0	$120,110	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	168,504	14.0	72,205	6.0	N/A	N/A
C&F Bank	166,437	13.9	72,066	6.0	96,088	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	143,590	11.9	54,154	4.5	N/A	N/A
C&F Bank	166,437	13.9	54,050	4.5	78,072	6.5
Tier 1 Capital (to Average Tangible Assets)
Corporation	168,504	11.3	59,759	4.0	N/A	N/A
C&F Bank	166,437	11.2	59,666	4.0	74,582	5.0

The regulatory risk-based capital amounts presented above include:  (1) common equity tier 1 capital (CET1) which consists principally of common stock (including surplus) and retained earnings with adjustments for goodwill, intangible assets and deferred tax assets; (2) Tier 1 capital which consists principally of CET1 plus the Corporation’s “grandfathered” trust preferred securities; and (3) Tier 2 capital which consists principally of Tier 1 capital plus a limited amount of the allowance for loan losses.  In addition, the Corporation has made the one-time irrevocable election to continue treating accumulated other comprehensive income (AOCI) under regulatory standards that were in place prior to the Basel III Final Rule in order to eliminate volatility of regulatory capital that can result from fluctuations in AOCI and the inclusion of AOCI in regulatory capital, as would otherwise be required under the Basel III Capital Rule.  For additional information about the Basel III Final Rules, see “Item 1. Business” under the heading “Regulation and Supervision” and “Item 8. Financial Statements and Supplementary Data,” under the heading “Note 15: Regulatory Requirements and Restrictions” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2018.

In addition to the regulatory risk-based capital amounts presented above, the Bank must maintain a capital conservation buffer of additional total capital and CET1 as required by the Basel III Final Rule.  The capital conservation buffer requirement was phased in from January 1, 2016 until January 1, 2019 in equal annual installments of 0.625 percent. Accordingly, at March 31, 2019, the Bank was required to maintain a capital conservation buffer of 2.5 percent and exceeded the total capital conservation buffer and the CET1 capital conservation buffer by 420 basis points and 640 basis points, respectively.  At December 31, 2018, the Bank was required to maintain a capital conservation buffer of 1.875 percent and exceeded the total capital conservation buffer and the CET1 capital conservation buffer by 525 and 748 basis points, respectively.

The Corporation's capital resources may be affected by the Corporation's Repurchase Program, which was reauthorized by the Corporation's Board of Directors during the second quarter of 2018. Under the Repurchase Program the Corporation is authorized to purchase up to $5.0 million of its common stock. Repurchases under the program may be made through privately-negotiated transactions or open-market transactions, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program will be determined by management and the Board of Directors in their discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions. The Repurchase Program is authorized through May 31, 2019. As of March 31, 2019, $2.2 million of the Corporation's common stock may be purchased under the Corporation's Repurchase Program.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes from the quantitative and qualitative disclosures about market risk made in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4.CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2019 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

There were no changes in the Corporation’s internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors authorized a share repurchase program for the Corporation’s common stock (the Repurchase Program) in May 2014 and subsequently reauthorized the Repurchase Program annually, most recently in April 2018 for up to $5.0 million of the Corporation’s common stock through May 31, 2019. Repurchases under the Repurchase Program may be made through privately-negotiated transactions, or open-market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 of the Exchange Act and/or Rule 10b-18 of the Exchange Act.  As of March 31, 2019, $2.2 million of the Corporation’s common stock may be purchased under the Repurchase Program.

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended March 31, 2019.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
(Dollars in thousands, except for per share amounts)	Shares Purchased[1]	per Share	Programs	Programs
January 1, 2019 - January 31, 2019	17,829	$51.78	13,850	$3,174
February 1, 2019 - February 28, 2019	10,400	50.22	10,400	2,652
March 1, 2019 - March 31, 2019	8,819	52.01	8,157	2,228
Total	37,048	51.40	32,407

[1]

During the three months ended March 31, 2019, 4,641 shares were withheld upon the vesting of restricted shares granted to employees of the Corporation and its subsidiaries in order to satisfy tax withholding obligations.

ITEM 6.EXHIBITS

2.1

Agreement and Plan of Merger dated as of June 10, 2013 by and among C&F Financial Corporation, Special Purpose Sub, Inc. and Central Virginia Bankshares, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed June 14, 2013)

3.1	Amended and Restated Articles of Incorporation of C&F Financial Corporation, effective March 7, 1994 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed November 8, 2017)

3.1.1	Amendment to Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted February 23, 2016 (incorporated by reference to Exhibit 3.1 to Form 8-K filed February 29, 2016)

10.19.8	Eighth Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, N.A., various financial institutions and C&F Finance Company dated as of April 30, 2019

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	May 8, 2019	By:	/s/ Thomas F. Cherry
Thomas F. Cherry
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2019		/s/ Jason E. Long
Jason E. Long
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)