Form 10-Q
period 2019-06-30
C & F FINANCIAL CORP
filed 2019-08-05
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

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

At August 2, 2019, the latest practicable date for determination, 3,432,322 shares of common stock, $1.00 par value, of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for per share amounts)

	June 30,	December 31,
	2019	2018
Assets	(unaudited)	*
Cash and due from banks	$10,418	$14,138
Interest-bearing deposits in other banks	84,237	100,875
Total cash and cash equivalents	94,655	115,013
Securities—available for sale at fair value, amortized cost of $198,799 and $216,650, respectively	200,427	214,910
Loans held for sale, at fair value	89,185	41,895
Loans, net of allowance for loan losses of $33,401 and $34,023, respectively	1,056,934	1,028,097
Restricted stock, at cost	3,257	3,247
Corporate premises and equipment, net	36,716	37,100
Other real estate owned, net of valuation allowance of $88 and $57, respectively	268	246
Accrued interest receivable	7,229	7,436
Goodwill	14,425	14,425
Core deposit and other amortizable intangible assets, net	1,001	1,142
Bank-owned life insurance	16,256	16,065
Net deferred tax asset	11,540	12,193
Other assets	36,103	29,642
Total assets	$1,567,996	$1,521,411

Liabilities
Deposits
Noninterest-bearing demand deposits	$282,663	$271,360
Savings and interest-bearing demand deposits	531,029	563,741
Time deposits	396,517	346,560
Total deposits	1,210,209	1,181,661
Short-term borrowings	16,844	14,917
Long-term borrowings	119,529	119,529
Trust preferred capital notes	25,263	25,245
Accrued interest payable	1,276	920
Other liabilities	35,524	27,181
Total liabilities	1,408,645	1,369,453

Commitments and contingent liabilities (Note 10)

Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,444,172 and 3,497,122 shares issued and outstanding, respectively, includes 138,855 and 139,455 of unvested shares, respectively)	3,305	3,358
Additional paid-in capital	10,107	12,752
Retained earnings	147,570	140,520
Accumulated other comprehensive loss, net	(2,120)	(4,672)
Equity attributable to C&F Financial Corporation	158,862	151,958
Noncontrolling interest	489	—
Total equity	159,351	151,958
Total liabilities and equity	$1,567,996	$1,521,411

*     Derived from audited consolidated financial statements.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income
Interest and fees on loans	$22,323	$20,626	$43,243	$41,443
Interest on interest-bearing deposits and federal funds sold	582	553	1,171	1,017
Interest and dividends on securities
U.S. government agencies and corporations	101	88	202	175
Mortgage-backed securities	567	566	1,178	1,111
Tax-exempt obligations of states and political subdivisions	556	696	1,139	1,411
Taxable obligations of states and political subdivisions	93	74	186	145
Other	54	48	108	93
Total interest income	24,276	22,651	47,227	45,395
Interest expense
Savings and interest-bearing deposits	597	348	1,199	712
Time deposits	1,624	981	2,930	1,937
Borrowings	1,120	1,048	2,231	2,021
Trust preferred capital notes	310	287	595	570
Total interest expense	3,651	2,664	6,955	5,240
Net interest income	20,625	19,987	40,272	40,155
Provision for loan losses	1,810	2,000	4,205	5,300
Net interest income after provision for loan losses	18,815	17,987	36,067	34,855
Noninterest income
Gains on sales of loans	2,955	2,408	5,091	4,647
Service charges on deposit accounts	944	1,041	1,862	2,090
Other service charges and fees	1,684	1,544	2,752	2,604
Net gains (losses) on maturities and calls of available for sale securities	1	(1)	5	4
Wealth management services income, net	475	459	924	884
Interchange income	1,071	981	2,029	1,887
Other	1,072	809	2,642	1,571
Total noninterest income	8,202	7,241	15,305	13,687
Noninterest expenses
Salaries and employee benefits	11,495	11,073	23,402	21,806
Occupancy	2,148	2,024	4,338	4,055
Other	5,906	5,664	11,486	11,439
Total noninterest expenses	19,549	18,761	39,226	37,300
Income before income taxes	7,468	6,467	12,146	11,242
Income tax expense	1,626	1,397	2,533	2,280
Net income	5,842	5,070	9,613	8,962
Less net income (loss) attributable to noncontrolling interest	(1)	—	(1)	—
Net income attributable to C&F Financial Corporation	$5,843	$5,070	$9,614	$8,962
Net income per share - basic and diluted	$1.69	$1.45	$2.77	$2.56

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$5,842	$5,070	$9,613	$8,962
Other comprehensive income (loss):
Defined benefit plan:
Reclassification of recognized net actuarial losses into net income[1]	52	31	94	60
Related income tax effects	(11)	(6)	(20)	(12)
Amortization of prior service credit into net income[1]	(17)	(15)	(34)	(30)
Related income tax effects	3	3	7	6
Defined benefit plan, net of tax	27	13	47	24

Cash flow hedges:
Unrealized holding (losses) gains arising during the period	(102)	38	(210)	250
Related income tax effects	26	(9)	54	(64)
Cash flow hedges, net of tax	(76)	29	(156)	186

Securities available for sale:
Unrealized holding gains (losses) arising during the period	1,547	(648)	3,373	(3,186)
Related income tax effects	(325)	136	(708)	669
Reclassification of net realized (gains) losses into net income[2]	(1)	1	(5)	(4)
Related income tax effects	—	—	1	1
Securities available for sale, net of tax	1,221	(511)	2,661	(2,520)
Other comprehensive income (loss), net of tax	1,172	(469)	2,552	(2,310)
Comprehensive income	7,014	4,601	12,165	6,652
Less comprehensive income (loss) attributable to noncontrolling interest	(1)	—	(1)	—
Comprehensive income attributable to C&F Financial Corporation	$7,015	$4,601	$12,166	$6,652

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

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

(Dollars in thousands, except for per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Income (Loss)	Interest	Equity
Balance March 31, 2019	$3,337	$11,362	$143,003	$(3,292)	$490	$154,900
Comprehensive income:
Net income (loss)	—	—	5,843	—	(1)	5,842
Other comprehensive income	—	—	—	1,172	—	1,172
Share-based compensation	—	310	—	—	—	310
Restricted stock vested	1	(1)	—	—	—	—
Common stock issued	—	34	—	—	—	34
Common stock purchased	(33)	(1,598)	—	—	—	(1,631)
Cash dividends declared ($0.37 per share)	—	—	(1,276)	—	—	(1,276)
Balance June 30, 2019	$3,305	$10,107	$147,570	$(2,120)	$489	$159,351

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss	Interest	Equity
Balance March 31, 2018	$3,369	$12,925	$130,133	$(3,728)	$—	$142,699
Comprehensive income:
Net income	—	—	5,070	—	—	5,070
Other comprehensive loss	—	—	—	(469)	—	(469)
Share-based compensation	—	321	—	—	—	321
Restricted stock vested	1	(1)	—	—	—	—
Common stock issued	—	36	—	—	—	36
Common stock purchased	—	(13)	—	—	—	(13)
Cash dividends declared ($0.34 per share)	—	—	(1,191)	—	—	(1,191)
Balance June 30, 2018	$3,370	$13,268	$134,012	$(4,197)	$—	$146,453

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

(Dollars in thousands, except for per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Income (Loss)	Interest	Equity
Balance December 31, 2018	$3,358	$12,752	$140,520	$(4,672)	$—	$151,958
Comprehensive income:
Net income (loss)	—	—	9,614	—	(1)	9,613
Other comprehensive income	—	—	—	2,552	—	2,552
Issuance of noncontrolling interest	—	—	—	—	490	490
Share-based compensation	—	767	—	—	—	767
Restricted stock vested	16	(16)	—	—	—	—
Common stock issued	1	69	—	—	—	70
Common stock purchased	(70)	(3,465)	—	—	—	(3,535)
Cash dividends declared ($0.74 per share)	—	—	(2,564)	—	—	(2,564)
Balance June 30, 2019	$3,305	$10,107	$147,570	$(2,120)	$489	$159,351

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss	Interest	Equity
Balance December 31, 2017	$3,358	$12,800	$127,431	$(1,887)	$—	$141,702
Comprehensive income:
Net income	—	—	8,962	—	—	8,962
Other comprehensive loss	—	—	—	(2,310)	—	(2,310)
Share-based compensation	—	640	—	—	—	640
Restricted stock vested	15	(15)	—	—	—	—
Common stock issued	1	71	—	—	—	72
Common stock purchased	(4)	(228)	—	—	—	(232)
Cash dividends declared ($0.68 per share)	—	—	(2,381)	—	—	(2,381)
Balance June 30, 2018	$3,370	$13,268	$134,012	$(4,197)	$—	$146,453

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net income	$9,613	$8,962
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,826	1,533
Provision for loan losses	4,205	5,300
Provision for indemnifications	—	52
Provision for other real estate owned losses	31	—
Share-based compensation	767	640
Pension expense	324	224
Pension contribution	—	(3,000)
Net accretion of certain acquisition-related discounts	(1,638)	(1,366)
Accretion of discounts and amortization of premiums on securities, net	811	895
Amortization of intangible assets	141	253
Net realized gains on maturities and calls of securities available for sale	(5)	(4)
Net realized gains on sales of other real estate owned	(8)	—
Net realized losses (gains) on sale of corporate premises and equipment	11	(37)
Income from bank-owned life insurance	(168)	(164)
Origination of loans held for sale	(385,581)	(347,642)
Proceeds from sales of loans held for sale	342,531	352,619
Gains on sales of loans held for sale	(5,091)	(4,647)
Change in other assets and liabilities:
Accrued interest receivable	207	337
Other assets	(369)	304
Accrued interest payable	356	44
Other liabilities	2,425	1,232
Net cash (used in) provided by operating activities	(29,612)	15,535
Investing activities:
Proceeds from maturities and calls of securities available for sale and payments on mortgage-backed securities	33,639	22,402
Purchases of securities available for sale	(16,594)	(29,375)
Net purchases of restricted stock	(10)	(55)
Purchases of loans held for investment by non-bank affiliates	(77,356)	(64,792)
Repayments on loans held for investment by non-bank affiliates	60,675	55,365
Net (increase) decrease in retail banking loans held for investment	(15,207)	1,161
Proceeds from sales of other real estate owned	521	—
Purchases of corporate premises and equipment	(1,471)	(1,688)
Proceeds from sales of corporate premises and equipment	18	10
Net cash used in investing activities	(15,785)	(16,972)
Financing activities:
Net (decrease) increase in demand and savings deposits	(21,409)	18,889
Net increase in time deposits	49,957	3,113
Net increase (decrease) in short-term borrowings	1,927	(1,792)
Issuance of common stock	70	72
Purchase of common stock, excluding shares withheld to pay taxes	(3,288)	—
Issuance of noncontrolling interest	490	—
Cash dividends paid	(2,564)	(2,381)
Other financing activities	(144)	(144)
Net cash provided by financing activities	25,039	17,757
Net (decrease) increase in cash and cash equivalents	(20,358)	16,320
Cash and cash equivalents at beginning of period	115,013	119,423
Cash and cash equivalents at end of period	$94,655	$135,743
Supplemental cash flow disclosures:
Interest paid	$6,581	$5,178
Income taxes paid	546	762
Supplemental disclosure of noncash investing and financing activities:
Value of shares withheld at vesting for employee taxes	$247	$232
Transfers from loans to other real estate owned	496	—

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

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the Consolidated Balance Sheets. The Corporation’s derivative financial instruments include

(1) interest rate swaps that qualify and are designated as cash flow hedges on the Corporation’s trust preferred capital notes, (2) interest rate swaps with certain qualifying commercial loan customers and dealer counterparties and (3) interest rate contracts arising from mortgage banking activites, including interest rate lock commitments (IRLCs) on mortgage loans and related forward sales of mortgage loans and mortgage backed securities. The gain or loss on the Corporation’s cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. IRLCs, forward sales contracts and interest rate swaps with loan customers and dealer counterparties are not designated as hedging instruments, and therefore changes in the fair value of these instruments are reported as noninterest income or noninterest expense, as applicable. The Corporation’s derivative financial instruments are described more fully in Note 11.

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

Share-Based Compensation: Share-based compensation expense, net of forfeitures, for the second quarter of 2019 and the first six months of 2019 was $310,000  ($213,000 after tax) and $767,000 ($503,000 after tax), respectively, for restricted stock granted during 2014 through 2019. As of June 30, 2019, there was $2.98 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

A summary of activity for restricted stock awards during the first six months of 2019 and 2018 is presented below:

	2019
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2018	139,455	$45.75
Granted	16,100	51.73
Vested	(16,290)	41.08
Forfeited	(410)	53.28
Unvested, June 30, 2019	138,855	46.97

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

Recent Significant Accounting Pronouncements:

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as part of its project on financial instruments. Subsequently, this ASU was amended when the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” and ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief,” (collectively, ASC 326).  ASC 326 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  For public business entities that are SEC filers, the new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  At its July 17, 2019 meeting, the FASB voted to propose a deferral of the effective date of ASC 326 for many entities, including some entities that are SEC filers. The Corporation expects that the proposed deferral, upon issuance by the FASB in the second half of 2019, will delay the timing of the Corporation’s adoption of the new standard.

The amendments of ASC 326, upon adoption, will be applied on a modified retrospective basis, with the cumulative effect of adopting the new standard being recorded as an adjustment to opening retained earnings in the period of adoption. The Corporation has established a working group to prepare for and implement changes related to ASC 326 and has gathered historical loan loss data for purposes of evaluating appropriate portfolio segmentation and modeling methods under the standard.  The Corporation has performed procedures to validate the historical loan loss data to ensure its suitability and reliability for purposes of developing an estimate of expected credit losses under ASC 326. The Corporation has engaged a vendor to assist in modeling expected lifetime losses under ASC 326. The adoption of ASC 326 will result in significant changes to the Corporation’s consolidated financial statements, which may include changes in the level of the allowance for credit losses that will be considered adequate, a reduction in shareholders’ equity and regulatory capital of C&F Bank, differences in the timing of recognizing changes to the allowance for credit losses and expanded disclosures about the allowance for credit losses. The Corporation has not yet determined an estimate of the effect of these changes. The adoption of the standard will also result in significant changes in the Corporation’s internal control over financial reporting related to the allowance for credit losses.

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

NOTE 2: Securities

The Corporation’s debt securities, all of which are classified as available for sale, are summarized as follows:

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$17,264	$1	$(68)	$17,197
Mortgage-backed securities	95,079	739	(183)	95,635
Obligations of states and political subdivisions	86,456	1,169	(30)	87,595
	$198,799	$1,909	$(281)	$200,427

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$18,008	$1	$(536)	$17,473
Mortgage-backed securities	106,787	85	(1,889)	104,983
Obligations of states and political subdivisions	91,855	840	(241)	92,454
	$216,650	$926	$(2,666)	$214,910

The amortized cost and estimated fair value of securities at June 30, 2019, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	June 30, 2019
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$42,920	$43,031
Due after one year through five years	140,007	141,051
Due after five years through ten years	12,132	12,341
Due after ten years	3,740	4,004
	$198,799	$200,427

The following table presents the gross realized gains and losses on and the proceeds from the maturities, calls and paydowns of securities. There were no sales of securities during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Realized gains from maturities and calls of securities:
Gross realized gains	$1	$—	$5	$5
Gross realized losses	—	(1)	—	(1)
Net realized gains	$1	$(1)	$5	$4
Proceeds from maturities, calls and paydowns of securities	$17,982	$9,668	$33,639	$22,402

The Corporation pledges securities primarily to secure public deposits and repurchase agreements. Securities with an aggregate amortized cost of $96.20 million and aggregate fair value of $96.86 million were pledged at June 30, 2019. Securities with an aggregate amortized cost of $110.81 million and an aggregate fair value of $109.83 million were pledged at December 31, 2018.

Securities in an unrealized loss position at June 30, 2019, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies and corporations	$—	$—	$15,693	$68	$15,693	$68
Mortgage-backed securities	8	1	32,742	182	32,750	183
Obligations of states and political subdivisions	417	2	10,685	28	11,102	30
Total temporarily impaired securities	$425	$3	$59,120	$278	$59,545	$281

There were 102 debt securities totaling $59.55 million considered temporarily impaired at June 30, 2019. The primary cause of the temporary impairments in the Corporation's investments in debt securities was fluctuations in interest rates as debt securities, especially those purchased prior to 2018, have declined in value as interest rates have risen. The Corporation’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.  At June 30, 2019, approximately 97 percent of the Corporation's obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor's (S&P) or Moody's Investors Service (Moody’s). Of those in an unrealized loss position, approximately 99 percent were rated “A” or better by S&P or Moody’s, as measured by market value, at June 30, 2019. For the approximately one percent not rated “A” or better, as measured by market value at June 30, 2019, the Corporation considers these to meet regulatory credit quality standards, meaning that the securities have low risk of default by the obligor and the full and timely repayment of principal and interest is expected over the expected life of the investment. Because the Corporation intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2019 and no other-than-temporary impairment loss has been recognized in net income.

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

The Corporation’s investment in restricted stock totaled $3.26 million at June 30, 2019 and consisted of Federal Home Loan Bank (FHLB) stock.  Restricted stock is generally viewed as a long-term investment, which is carried at cost because there is no market for the stock other than the FHLBs. Therefore, when evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing any temporary decline in value. The Corporation did not consider its investment in restricted stock to be other-than-temporarily impaired at June 30, 2019 and no impairment has been recognized.

NOTE 3: Loans

Major classifications of loans are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Real estate – residential mortgage	$182,981	$184,901
Real estate – construction [1]	58,372	54,461
Commercial, financial and agricultural [2]	474,087	455,935
Equity lines	53,741	55,660
Consumer	13,145	15,009
Consumer finance	308,009	296,154
	1,090,335	1,062,120
Less allowance for loan losses	(33,401)	(34,023)
Loans, net	$1,056,934	$1,028,097

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $232,000 and $275,000 of demand deposit overdrafts at June 30, 2019 and December 31, 2018, respectively.

The outstanding principal balance and the carrying amount of loans acquired pursuant to the Corporation's acquisition of Central Virginia Bank (CVB) on October 1, 2013 that were recorded at fair value at the acquisition date in the Consolidated Balance Sheets are as follows:

	June 30, 2019			December 31, 2018
	Acquired Loans -	Acquired Loans -		Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total	Credit Impaired	Performing	Total
Outstanding principal balance	$7,126	$35,570	$42,696	$9,734	$38,768	$48,502
Carrying amount
Real estate – residential mortgage	$115	$7,856	$7,971	$284	$8,823	$9,107
Commercial, financial and agricultural[1]	460	17,070	17,530	1,461	18,982	20,443
Equity lines	35	8,938	8,973	90	9,063	9,153
Consumer	—	4	4	—	6	6
Total acquired loans	$610	$33,868	$34,478	$1,835	$36,874	$38,709

[1]	Includes acquired loans classified by the Corporation as commercial real estate lending and commercial business lending.

The following table presents a summary of the change in the accretable yield of loans classified as purchased credit impaired (PCI):

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018
Accretable yield, balance at beginning of period	$5,987	$7,304
Accretion	(1,760)	(1,423)
Reclassification of nonaccretable difference due to improvement in expected cash flows	727	1,217
Other changes, net	349	(422)
Accretable yield, balance at end of period	$5,303	$6,676

Loans on nonaccrual status were as follows:

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Real estate – residential mortgage	$585	$594
Commercial, financial and agricultural:
Commercial business lending	—	24
Equity lines	322	883
Consumer	121	—
Consumer finance	305	712
Total loans on nonaccrual status	$1,333	$2,213

The past due status of loans as of June 30, 2019 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$1,231	$276	$37	$1,544	$115	$181,322	$182,981	$—
Real estate – construction:
Construction lending	—	—	—	—	—	46,324	46,324	—
Consumer lot lending	—	—	—	—	—	12,048	12,048	—
Commercial, financial and agricultural:
Commercial real estate lending	—	—	379	379	460	314,930	315,769	379
Land acquisition and development lending	—	—	—	—	—	43,515	43,515	—
Builder line lending	—	—	—	—	—	34,348	34,348	—
Commercial business lending	—	—	—	—	—	80,455	80,455	—
Equity lines	142	—	195	337	35	53,369	53,741	9
Consumer	10	5	—	15	—	13,130	13,145	1
Consumer finance	8,973	1,472	305	10,750	—	297,259	308,009	—
Total	$10,356	$1,753	$916	$13,025	$610	$1,076,700	$1,090,335	$389

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $721,000, 30-59 days past due of $74,000, 60-89 days past due of $10,000 and 90+ days past due of $528,000.

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

There was one loan modification during the three and six months ended June 30, 2019 that was classified as a troubled debt restructuring (TDR).  This TDR was a consumer loan with a recorded investment of $121,000 at the time of its modification and included a modification of the loan’s interest rate.  There were no loan modifications that were classified as TDRs during the first six months of 2018.

All TDRs are considered impaired loans and are individually evaluated in the determination of the allowance for loan losses. A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due. The specific reserve associated with a TDR is reevaluated when a TDR payment default occurs. There were no TDR payment defaults during the first six months of 2019 or 2018.

Impaired loans, which included TDRs of $4.45 million, and the related allowance at June 30, 2019 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$2,824	$1,264	$1,463	$81	$2,798	$66
Commercial, financial and agricultural:
Commercial real estate lending	1,596	13	1,556	70	1,608	42
Equity lines	225	30	187	187	218	1
Consumer	131	—	125	121	126	—
Total	$4,776	$1,307	$3,331	$459	$4,750	$109

Impaired loans, which included TDRs of $5.45 million, and the related allowance at December 31, 2018 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,057	$1,288	$1,677	$92	$3,056	$142
Commercial, financial and agricultural:
Commercial real estate lending	2,468	1,498	927	10	2,653	132
Commercial business lending	33	25	—	—	26	—
Equity lines	365	31	326	326	359	2
Consumer	5	—	5	—	5	—
Total	$5,928	$2,842	$2,935	$428	$6,099	$276

NOTE 4: Allowance for Loan Losses

The following table presents the changes in the allowance for loan losses by major classification during the six months ended June 30, 2019:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2018	$2,246	$727	$6,688	$1,106	$257	$22,999	$34,023
Provision charged (credited) to operations	(68)	23	218	(225)	162	4,095	4,205
Loans charged off	(45)	—	(29)	—	(162)	(6,966)	(7,202)
Recoveries of loans previously charged off	9	—	3	—	115	2,248	2,375
Balance at June 30, 2019	$2,142	$750	$6,880	$881	$372	$22,376	$33,401

The following table presents the changes in the allowance for loan losses by major classification during the six months ended June 30, 2018:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2017	$2,371	$605	$7,478	$688	$231	$24,353	$35,726
Provision charged (credited) to operations	(108)	340	(520)	229	59	5,300	5,300
Loans charged off	—	—	(2)	—	(133)	(7,948)	(8,083)
Recoveries of loans previously charged off	35	—	22	—	95	2,298	2,450
Balance at June 30, 2018	$2,298	$945	$6,978	$917	$252	$24,003	$35,393

The following table presents, as of June 30, 2019, the balance of the allowance for loan losses and the balance of loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$81	$—	$70	$187	$121	$—	$459
Collectively evaluated for impairment	2,061	750	6,810	694	251	22,376	32,942
Acquired loans - PCI	—	—	—	—	—	—	—
Total allowance	$2,142	$750	$6,880	$881	$372	$22,376	$33,401
Loans:
Individually evaluated for impairment	$2,727	$—	$1,569	$217	$125	$—	$4,638
Collectively evaluated for impairment	180,139	58,372	472,058	53,489	13,020	308,009	1,085,087
Acquired loans - PCI	115	—	460	35	—	—	610
Total loans	$182,981	$58,372	$474,087	$53,741	$13,145	$308,009	$1,090,335

The following table presents, as of December 31, 2018, the balance of the allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$92	$—	$10	$326	$—	$—	$428
Collectively evaluated for impairment	2,154	727	6,678	780	257	22,999	33,595
Acquired loans - PCI	—	—	—	—	—	—	—
Total allowance	$2,246	$727	$6,688	$1,106	$257	$22,999	$34,023
Loans:
Individually evaluated for impairment	$2,965	$—	$2,450	$357	$5	$—	$5,777
Collectively evaluated for impairment	181,652	54,461	452,024	55,213	15,004	296,154	1,054,508
Acquired loans - PCI	284	—	1,461	90	—	—	1,835
Total loans	$184,901	$54,461	$455,935	$55,660	$15,009	$296,154	$1,062,120

Loans by credit quality indicators as of June 30, 2019 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$179,536	$1,654	$1,206	$585	$182,981
Real estate – construction:
Construction lending	46,324	—	—	—	46,324
Consumer lot lending	12,048	—	—	—	12,048
Commercial, financial and agricultural:
Commercial real estate lending	312,591	2,756	422	—	315,769
Land acquisition and development lending	34,040	9,475	—	—	43,515
Builder line lending	34,348	—	—	—	34,348
Commercial business lending	79,759	696	—	—	80,455
Equity lines	53,069	320	30	322	53,741
Consumer	13,008	8	8	121	13,145
	$764,723	$14,909	$1,666	$1,028	$782,326

[1]	At June 30, 2019, the Corporation did not have any loans classified as Doubtful or Loss.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$307,704	$305	$308,009

Loans by credit quality indicators as of December 31, 2018 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$180,232	$2,832	$1,243	$594	$184,901
Real estate – construction:
Construction lending	42,051	—	—	—	42,051
Consumer lot lending	12,410	—	—	—	12,410
Commercial, financial and agricultural:
Commercial real estate lending	306,578	3,801	454	—	310,833
Land acquisition and development lending	33,156	10,248	—	—	43,404
Builder line lending	31,201	—	—	—	31,201
Commercial business lending	69,897	576	—	24	70,497
Equity lines	54,289	389	99	883	55,660
Consumer	14,998	5	6	—	15,009
	$744,812	$17,851	$1,802	$1,501	$765,966

[1]	At December 31, 2018, the Corporation did not have any loans classified as Doubtful or Loss.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$295,442	$712	$296,154

NOTE 5: Leases

The Corporation’s leases comprise primarily leases of real estate and office equipment in which the Corporation is the lessee, and all of which are classified as operating leases.  Lease cost for the three and six months ended June 30, 2019 is set forth in the table below.

	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2019
Operating lease cost	$420	$834
Short-term lease cost	29	68
Variable lease cost	4	18
Total lease cost	$453	$920

Variable lease payments primarily represent payments for common area maintenance related to real estate leases and taxes and fees related to equipment leases.

Cash paid for amounts included in the measurement of lease liabilities during the three and six months ended June 30, 2019 were $428,000 and $734,000, respectively.  As of June 30, the weighted average remaining lease term and discount rate for the Corporation’s leases were 3.0 years and 3.3%, respectively. Right-of-use assets of $3.49 million were included in other assets and lease liabilities of $3.50 million were included in other liabilities as of June 30, 2019. During the three and six months ended June 30, 2019, the Corporation obtained right-of-use assets in exchange for lease liabilities of $227,000 and $1.05 million, respectively.

The Corporation adopted ASC 842 effective January 1, 2019.  Prior to January 1, 2019, the Corporation measured lease expense in accordance with FASB Accounting Standards Codification (ASC) Topic 840.  During the three and six months ended June 30, 2018, the Corporation recognized lease expense of $500,000 and $939,000, respectively.

Certain of the Corporation’s leases contain options to extend the lease term beyond the initial term.  Options to extend the lease term are recognized as part of the Corporation’s lease liabilities and right-of-use assets at the commencement of a lease to the extent the Corporation is reasonably certain to exercise such options.

Maturities of the Corporation’s lease liabilities are set forth in the table below.

As of
(Dollars in thousands)	June 30, 2019
2019	$703
2020	1,479
2021	883
2022	270
2023	113
Thereafter	223
Total	3,671
Imputed interest	(173)
Lease liabilities	$3,498

The table above excludes payments of $4.94 million related to two lease agreements that have been executed where the Corporation has not obtained control of the real estate properties under lease as of June 30, 2019 and has therefore not recognized a lease liability or right-of-use asset.

NOTE 6: Equity, Other Comprehensive Income and Earnings Per Share

Equity and Noncontrolling Interest

During the second quarter and first six months of 2019, the Corporation repurchased 32,779 and 65,186 shares of its common stock, respectively, for an aggregate cost of $1.62 million and $3.29 million, respectively, under share repurchase programs authorized by its Board of Directors. Additionally during the first six months of 2019 and 2018, the Corporation withheld 4,842 shares and 3,947 shares of its common stock, respectively, from employees to satisfy tax withholding obligations upon vesting of restricted stock.

In the first quarter of 2019, C&F Select LLC, a subsidiary of C&F Mortgage, issued a 49 percent ownership interest to an unrelated third party in exchange for $490,000. The holder of this noncontrolling interest financed the investment through a loan obtained from C&F Bank.

Accumulated Other Comprehensive Loss

The following table presents the cumulative balances of the components of accumulated other comprehensive loss, net of deferred taxes of $559,000 and $1.23 million as of June 30, 2019 and December 31, 2018, respectively.

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Net unrealized gains (losses) on securities	$1,287	$(1,375)
Net unrecognized gains on cash flow hedges	58	215
Net unrecognized losses on defined benefit plan	(3,465)	(3,512)
Total accumulated other comprehensive loss	$(2,120)	$(4,672)

Earnings Per Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Three Months Ended June 30,
(Dollars in thousands)	2019	2018
Net income attributable to C&F Financial Corporation	$5,843	$5,070
Weighted average shares outstanding—basic and diluted	3,463,277	3,503,114

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018
Net income attributable to C&F Financial Corporation	$9,614	$8,962
Weighted average shares outstanding - basic and diluted	3,473,875	3,502,139

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

NOTE 7: Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost for the Bank’s non-contributory cash balance pension plan.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost, included in salaries and employee benefits	$316	$308	$609	$614

Other components of net periodic benefit cost:
Interest cost	151	113	304	246
Expected return on plan assets	(319)	(348)	(649)	(666)
Amortization of prior service credit	(17)	(15)	(34)	(30)
Recognized net actuarial losses	52	31	94	60
Other components of net periodic benefit cost, included in other noninterest income	(133)	(219)	(285)	(390)

Net periodic benefit cost	$183	$89	$324	$224

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At June 30, 2019 and December 31, 2018, the Corporation’s entire investment securities portfolio was comprised of securities available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are ICE Data Services (ICE) and Thomson Reuters Pricing Service (TRPS).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. ICE provides evaluated prices for the Corporation’s obligations of states and political subdivisions category of securities.  ICE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  TRPS provides evaluated prices for the Corporation’s U.S. government agencies and corporations and mortgage-backed categories of securities.  Fixed-rate callable securities of the U.S. government agencies and corporations category are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to relative to-be-announced mortgage-backed securities (TBA securities) or other benchmark prices. TBA securities prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables. Fixed-rate securities issued by the Small Business Association in the mortgage backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.

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

Derivative asset/liability – cash flow hedges. The Corporation recognizes cash flow hedges at fair value. The fair value of the Corporation’s cash flow hedges is determined using the discounted cash flow method.  All of the Corporation’s cash flow hedges are classified as Level 2.

Derivative asset/liability – forward sales of TBA securities. The Corporation recognizes forward sales of TBA securities at fair value. The fair value of forward sales of TBA securities is based on prices obtained from market makers and live trading systems for TBA securities of similar issuer programs, coupons and maturities. All of the Corporation’s forward sales of TBA securities are classified as Level 2.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis.

	June 30, 2019
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$17,197	$—	$17,197
Mortgage-backed securities	—	95,635	—	95,635
Obligations of states and political subdivisions	—	87,595	—	87,595
Total securities available for sale	—	200,427	—	200,427
Loans held for sale	—	89,185	—	89,185
Derivatives
IRLC	—	1,693	—	1,693
Interest rate swaps on loans	—	2,083	—	2,083
Cash flow hedges	—	6	—	6
Total assets	$—	$293,394	$—	$293,394

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$2,083	$—	$2,083
Cash flow hedges	—	36	—	36
Forward sales of TBA securities	—	219	—	219
Total liabilities	$—	$2,338	$—	$2,338

	December 31, 2018
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$17,473	$—	$17,473
Mortgage-backed securities	—	104,983	—	104,983
Obligations of states and political subdivisions	—	92,454	—	92,454
Total securities available for sale	—	214,910	—	214,910
Loans held for sale	—	41,895	—	41,895
Derivatives
IRLC	—	636	—	636
Interest rate swaps on loans	—	1,607	—	1,607
Cash flow hedges	—	289	—	289
Total assets	$—	$259,337	$—	$259,337

Liabilities:
Derivatives - interest rate swaps on loans	$—	$1,607	$—	$1,607
Total liabilities	$—	$1,607	$—	$1,607

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

The following table presents the balances of assets measured at fair value on a nonrecurring basis.

	June 30, 2019
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$102	$102
Other real estate owned, net	—	—	268	268
Total	$—	$—	$370	$370

	December 31, 2018
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$102	$102
Other real estate owned, net	—	—	246	246
Total	$—	$—	$348	$348

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis:

	Fair Value Measurements at June 30, 2019
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range of Inputs
Impaired loans, net	$102	Appraisals	Discount to reflect current market conditions and estimated selling costs	30%
Other real estate owned, net	268	Appraisals	Discount to reflect current market conditions and estimated selling costs	33%-75%
Total	$370

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

	Carrying	Fair Value Measurements at June 30, 2019 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$94,655	$94,655	$—	$—	$94,655
Securities available for sale	200,427	—	200,427	—	200,427
Loans, net	1,056,934	—	—	1,061,710	1,061,710
Loans held for sale	89,185	—	89,185	—	89,185
Derivatives
IRLC	1,693	—	1,693	—	1,693
Interest rate swaps on loans	2,083	—	2,083	—	2,083
Cash flow hedges	6	—	6	—	6
Bank-owned life insurance	16,256	—	16,256	—	16,256
Accrued interest receivable	7,229	7,229	—	—	7,229
Financial liabilities:
Demand deposits	813,692	813,692	—	—	813,692
Time deposits	396,517	—	395,641	—	395,641
Borrowings	161,636	—	154,259	—	154,259
Derivatives
Cash flow hedges	36	—	36	—	36
Interest rate swaps on loans	2,083	—	2,083	—	2,083
Forward sales of TBA securities	219	—	219	—	219
Accrued interest payable	1,276	1,276	—	—	1,276

	Carrying	Fair Value Measurements at December 31, 2018 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$115,013	$115,013	$—	$—	$115,013
Securities available for sale	214,910	—	214,910	—	214,910
Loans, net	1,028,097	—	—	1,021,145	1,021,145
Loans held for sale	41,895	—	41,895	—	41,895
Derivatives
IRLC	636	—	636	—	636
Interest rate swaps on loans	1,607	—	1,607	—	1,607
Cash flow hedges	289	—	289	—	289
Bank-owned life insurance	16,065	—	16,065	—	16,065
Accrued interest receivable	7,436	7,436	—	—	7,436
Financial liabilities:
Demand deposits	835,101	835,101	—	—	835,101
Time deposits	346,560	—	343,507	—	343,507
Borrowings	159,691	—	152,015	—	152,015
Derivatives - interest rate swaps on loans	1,607	—	1,607	—	1,607
Accrued interest payable	920	920	—	—	920

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

	Three Months Ended June 30, 2019
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$15,419	$669	$10,365	$2	$(2,179)	$24,276
Gains on sales of loans	—	2,955	—	—	—	2,955
Other noninterest income	3,090	1,488	137	532	—	5,247
Total operating income	18,509	5,112	10,502	534	(2,179)	32,478
Expenses:
Provision for loan losses	110	—	1,700	—	—	1,810
Interest expense	2,493	409	2,618	310	(2,179)	3,651
Salaries and employee benefits	7,070	1,764	2,096	565	—	11,495
Other noninterest expenses	5,140	1,335	1,411	168	—	8,054
Total operating expenses	14,813	3,508	7,825	1,043	(2,179)	25,010
Income (loss) before income taxes	3,696	1,604	2,677	(509)	—	7,468
Income tax expense (benefit)	625	422	728	(149)	—	1,626
Net income (loss)	$3,071	$1,182	$1,949	$(360)	$—	$5,842
Total assets	$1,393,186	$106,608	$310,538	$6,955	$(249,291)	$1,567,996
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$566	$52	$32	$67	$—	$717

	Three Months Ended June 30, 2018
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$13,209	$499	$10,731	$—	$(1,788)	$22,651
Gains on sales of loans	—	2,408	—	—	—	2,408
Other noninterest income	2,896	1,246	162	529	—	4,833
Total operating income	16,105	4,153	10,893	529	(1,788)	29,892
Expenses:
Provision for loan losses	—	—	2,000	—	—	2,000
Interest expense	1,631	217	2,317	287	(1,788)	2,664
Salaries and employee benefits	6,754	1,560	2,228	531	—	11,073
Other noninterest expenses	4,837	1,318	1,388	145	—	7,688
Total operating expenses	13,222	3,095	7,933	963	(1,788)	23,425
Income (loss) before income taxes	2,883	1,058	2,960	(434)	—	6,467
Income tax expense (benefit)	439	279	804	(125)	—	1,397
Net income (loss)	$2,444	$779	$2,156	$(309)	$—	$5,070
Total assets	$1,366,671	$69,916	$295,678	$5,038	$(201,660)	$1,535,643
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$1,022	$38	$7	$—	$—	$1,067

	Six Months Ended June 30, 2019
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$29,743	$1,019	$20,510	$4	$(4,049)	$47,227
Gains on sales of loans	—	5,091	—	—	—	5,091
Other noninterest income	6,025	2,806	333	1,050	—	10,214
Total operating income	35,768	8,916	20,843	1,054	(4,049)	62,532
Expenses:
Provision for loan losses	110	—	4,095	—	—	4,205
Interest expense	4,668	572	5,169	595	(4,049)	6,955
Salaries and employee benefits	14,545	3,391	4,348	1,118	—	23,402
Other noninterest expenses	10,043	2,579	2,786	416	—	15,824
Total operating expenses	29,366	6,542	16,398	2,129	(4,049)	50,386
Income (loss) before income taxes	6,402	2,374	4,445	(1,075)	—	12,146
Income tax expense (benefit)	1,041	625	1,211	(344)	—	2,533
Net income (loss)	$5,361	$1,749	$3,234	$(731)	$—	$9,613
Total assets	$1,393,186	$106,608	$310,538	$6,955	$(249,291)	$1,567,996
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$1,288	$76	$40	$67	$—	$1,471

	Six Months Ended June 30, 2018
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$26,369	$866	$21,580	$—	$(3,420)	$45,395
Gains on sales of loans	—	4,647	—	—	—	4,647
Other noninterest income	5,515	2,103	410	1,012	—	9,040
Total operating income	31,884	7,616	21,990	1,012	(3,420)	59,082
Expenses:
Provision for loan losses	—	—	5,300	—	—	5,300
Interest expense	3,248	360	4,482	570	(3,420)	5,240
Salaries and employee benefits	13,240	3,003	4,493	1,070	—	21,806
Other noninterest expenses	9,818	2,593	2,695	388	—	15,494
Total operating expenses	26,306	5,956	16,970	2,028	(3,420)	47,840
Income (loss) before income taxes	5,578	1,660	5,020	(1,016)	—	11,242
Income tax expense (benefit)	822	446	1,366	(354)	—	2,280
Net income (loss)	$4,756	$1,214	$3,654	$(662)	$—	$8,962
Total assets	$1,366,671	$69,916	$295,678	$5,038	$(201,660)	$1,535,643
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$1,594	$59	$35	$—	$—	$1,688

The retail banking segment extends two warehouse lines of credit to the mortgage banking segment, providing a portion of the funds needed to originate mortgage loans. The retail banking segment charges the mortgage banking segment interest at the daily FHLB advance rate plus a spread ranging from 50 basis points to 175 basis points. The retail banking segment also provides the consumer finance segment with a portion of the funds needed to purchase loan contracts by means of variable rate notes that carry interest at one-month LIBOR plus 200 basis points and fixed rate notes that carry interest at rates ranging from 2.0 percent to 8.0 percent. The retail banking segment acquires certain residential real estate loans from the mortgage banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. Certain corporate overhead costs incurred by the retail banking segment are not allocated to the mortgage banking, consumer finance and other segments.

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of loan commitments was $253.06 million at June 30, 2019 and $244.17 million at December 31, 2018.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $19.12 million at June 30, 2019 and $19.34 million at December 31, 2018.

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

NOTE 11: Derivative Financial Instruments

The Corporation uses derivative financial instruments primarily to manage risks to the Corporation associated with changing interest rates, and to assist customers with their risk management objectives. The Corporation designates certain interest rate swaps as hedging instruments in qualifying cash flow hedges.  The changes in fair value of these designated hedging instruments is reported as a component of other comprehensive income.  Derivative contracts that are not designated in a qualifying hedging relationship include customer accommodation loan swaps and contracts related to mortgage banking activities.

Cash flow hedges.  The Corporation designates interest rate swaps as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Corporation’s trust preferred capital notes. These interest rate swaps are derivative financial instruments that mange the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Corporation’s borrowings for fixed-rate interest payments.  Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Corporation assesses the effectiveness of each hedging relationship quarterly. If the Corporation determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of June 30, 2019, the Corporation has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2024 and June 2029.

All interest rate swaps were entered into with counterparties that met the Corporation’s credit standards and the agreements contain collateral provisions protecting the at-risk party. The Corporation believes that the credit risk inherent in these derivative contracts is not significant.

Unrealized gains or losses recorded in other comprehensive income related to cash flow hedges are reclassified into earnings in the same period(s) during which the hedged interest payments affect earnings. When a designated hedging instrument is terminated and the hedged interest payments remain probable of occurring, any remaining unrecognized gain or loss in other comprehensive income is reclassified into earnings in the period(s) during which the forecasted interest payments affect earnings.  Amounts reclassified into earnings and interest receivable or payable under designated interest rate swaps are reported in interest expense.  The Corporation does not expect any unrealized losses related to cash flow hedges to be reclassified into earnings in the next twelve months.

Loan swaps.  The Bank also enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Bank simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and offsetting terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate. These back-to-back loan swaps are derivative financial instruments and are reported at fair value in other assets and other liabilities in the Consolidated Balance Sheets.  Changes in the fair value of loan swaps are recorded in other noninterest expense and sum to zero because of the offsetting terms of swaps with borrowers and swaps with dealer counterparties.

Mortgage banking.  C&F Mortgage enters into IRLCs with customers to originate loans for which the interest rates are determined (or “locked”) prior to funding. C&F Mortgage is exposed to interest rate risk by holding fixed-rate IRLCs and mortgage loans from the time that interest rates are locked until the loans are sold in the secondary market. C&F Mortgage mitigates this interest rate risk by either (1) entering into forward sales contracts with investors at the time that interest rates are locked for mortgage loans to be delivered on a best efforts basis or (2) entering into forward sales contracts for unspecified mortgage backed securities (TBA securities) until it can enter into forward sales contracts with investors for mortgage loans to be delivered on a mandatory basis. IRLCs, forward sales of loans and forward sales of TBA securities are derivative financial instruments and are reported at fair value in other assets and other liabilities in the Consolidated Balance Sheets.  Changes in the fair value of mortgage banking derivatives are recorded as a component of gains on sales of loans.

At June 30, 2019, C&F Mortgage had best-efforts forward sales contracts for $70.29 million of its mortgage loans held for sale and $95.12 million of IRLCs offered to customers, and it had mandatory-delivery forward sales contracts for $4.84 million of its mortgage loans held for sale. At December 31, 2018, C&F Mortgage had best-efforts forward sales contracts for all of its mortgage loans held for sale and IRLCs.

The following tables summarize key elements of the Corporation’s derivative instruments other than forward sales of mortgage loans.  The fair values of forward sales of mortgage loans were not material to the consolidated financial statements of the Corporation at June 30, 2019 or December 31, 2018.

	June 30, 2019
	Notional			Collateral
(Dollars in thousands)	Amount	Assets	Liabilities	Pledged[1]
Cash flow hedges:
Interest rate swap contracts	$25,000	$6	$36	$—
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	62,786	2,034	49	—
Matched interest rate swaps with counterparty	62,786	49	2,034	—
Mortgage banking contracts:
IRLCs	111,489	1,693	—	—
Forward sales of TBA securities	24,250	—	219	—

	December 31, 2018
	Notional			Collateral
(Dollars in thousands)	Amount	Assets	Liabilities	Pledged[1]
Cash flow hedges:
Interest rate swap contracts	$25,000	$289	$—	$—
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	45,961	216	1,391	—
Matched interest rate swaps with counterparty	45,961	1,391	216	—
Mortgage banking contracts:
IRLCs	44,324	636	—	—

[1]	Collateral pledged may be comprised of cash or securities.

NOTE 12: Other Noninterest Expenses

The following table presents the significant components in the Consolidated Statements of Income line “Noninterest Expenses-Other.”

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Data processing fees	$1,974	$1,818	$3,896	$3,645
Professional fees	789	779	1,353	1,517
Marketing and advertising expenses	435	383	808	843
Travel and educational expenses	304	300	706	671
Telecommunication expenses	330	333	648	679
All other noninterest expenses	2,074	2,051	4,075	4,084
Total other noninterest expenses	$5,906	$5,664	$11,486	$11,439

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to: statements regarding expected future financial performance; strategic business initiatives and the anticipated effects thereof, including personnel additions and the expansion of the indirect lending program to include marine and recreational vehicles (RVs); technology initiatives; liquidity and capital levels; net interest margin compression; the effect of future market and industry trends, including competitive trends in the non-prime consumer finance markets, the Corporation’s and each business segment’s loan portfolio, and business prospects related to each segment’s loan portfolio, including future lending and growth in loans outstanding; asset quality and adequacy of the allowance for loan losses and the level of future charge-offs; trends regarding the provision for loan losses, net loan charge-offs, levels of nonperforming assets and troubled debt restructurings (TDRs); expenses associated with nonperforming assets; the utilization of scorecard models and the performance of loans purchased using those models; the effects of future interest rate levels and fluctuations; the amount and timing of accretion associated with the fair value accounting adjustments recorded in connection with the 2013 acquisition of Central Virginia Bankshares, Inc. (CVBK); adequacy of the allowance for indemnification losses; levels of noninterest income and expense; interest rates and yields including possible future interest rate changes; the deposit portfolio including trends in deposit maturities and rates; interest rate sensitivity; market risk; regulatory developments; monetary policy implemented by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) including changes to the Federal Funds rate; capital requirements; growth strategy; hedging strategy; and, financial and other goals. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

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

•	the value of securities held in the Corporation’s investment portfolios

•	demand for loan products

•	the quality or composition of the loan portfolios and the value of the collateral securing those loans

•	the commercial and residential real estate markets

•	the inventory level and pricing of new and used automobiles, including sales prices of repossessed vehicles

•	the level of net charge-offs on loans and the adequacy of our allowance for loan losses

•	deposit flows

•	demand in the secondary residential mortgage loan markets

•	the level of indemnification losses related to mortgage loans sold

•	the strength of the Corporation’s counterparties and the economy in general

•	competition from both banks and non-banks, including competition in the non-prime automobile finance markets

•	demand for financial services in the Corporation’s market area

•	the Corporation's branch and market expansions, technology initiatives and other strategic initiatives

•	cyber threats, attacks or events

•	reliance on third parties for key services

•	C&F Bank’s product offerings

•	accounting principles, policies and guidelines, and elections made by the Corporation thereunder

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

Derivative Financial Instruments:  The Corporation uses derivatives primarily to manage risk associated with changing interest rates and to assist customers with their risk management objectives. The Corporation’s derivative financial instruments may include (1) interest rate swaps that qualify and are designated as cash flow hedges on the Corporation’s trust preferred capital notes, (2) interest rate swaps with certain qualifying commercial loan customers and dealer counterparties and (3) interest rate contracts arising from mortgage banking activites, including interest rate lock commitments (IRLCs) on mortgage loans and related forward sales of mortgage loans and mortgage backed securities.

The gain or loss on the Corporation’s cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. IRLCs, forward sales contracts and interest rate swaps with loan customers and dealer counterparties are not designated as hedging instruments, and therefore changes in the fair value of these instruments are reported in the Consolidated Statements of Income.

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

Financial Performance Measures

Net income for the Corporation was $5.8 million for the second quarter of 2019, or $1.69 per share, compared with net income of $5.1 million for the second quarter of 2018, or $1.45 per share.  Net income for the Corporation was $9.6 million for the first half of 2019, or $2.77 per share, compared with net income of $9.0 million for the first half of 2018, or $2.56 per share.  The Corporation’s annualized ROE and ROA were 15.07 percent and 1.51 percent, respectively, for the second quarter of 2019, compared to 14.16 percent and 1.34 percent, respectively, for the second quarter of 2018.  The Corporation’s annualized ROE and ROA were 12.54 percent and 1.26 percent, respectively, for the first half of 2019, compared to 12.62 percent and 1.19 percent, respectively, for the first half of 2018.

Principal Business Segments

An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in the section “Results of Operations.”

Retail Banking:  The retail banking segment reported net income of $3.1 million for the second quarter of 2019, compared to net income of $2.4 million for the second quarter of 2018. For the first six months of 2019, the retail banking segment reported net income of $5.4 million, compared to $4.8 million for the first six months of 2018.

The increase in net income of C&F Bank for the second quarter and first half of 2019 compared to the same periods in 2018 was primarily due to higher interest income, which resulted from (1) improvement in the performance of certain purchased loans, as discussed below, (2) higher loan yields, especially on variable rate loans and (3) higher average loans outstanding. These factors were partially offset by (1) an increase in average rates on interest-bearing customer deposits, (2) higher operating expenses associated with C&F Bank (a) strengthening its technology infrastructure and (b) expanding its lending capabilities and administrative and compliance functions, and (3) lower service charges on deposit accounts resulting from fewer overdraft fees charged.

The recognition of interest income on purchased credit impaired (PCI) loans is based on management’s expectation of future payments of principal and interest. Certain PCI loans have paid off earlier than expected in the first six months of 2019, resulting in the recognition of additional interest income in 2019 compared to 2018. Interest income recognized on PCI loans was $1.3 million and $1.8 million for the second quarter and first six months of 2019, respectively, compared to $446,000 and $1.4 million for the second quarter and first six months of 2018, respectively.

Average loans increased $42.3 million or 5.8 percent for the second quarter of 2019 and $42.0 million or 5.7 percent for the first half of 2019, compared to the same periods in 2018, primarily due to growth in the commercial business lending, commercial real estate, and land acquisition and development segments of the loan portfolio. C&F Bank’s total nonperforming assets were $1.3 million at June 30, 2019, compared to $1.7 million at December 31, 2018. Nonperforming assets at June 30, 2019 consisted primarily of $991,000 in nonaccrual loans, compared to $1.5 million at December 31, 2018.

Mortgage Banking:  The mortgage banking segment reported net income of $1.2 million for the second quarter of 2019, compared to net income of $779,000 for the second quarter of 2018.  For the first six months of 2019, the mortgage banking segment reported net income of $1.7 million, compared to net income of $1.2 million for the first six months of 2018.

The increase in net income of the mortgage banking segment for the second quarter and first half of 2019 compared to the same periods in 2018 was due primarily to higher gains on sales of loans, resulting from higher loan production. Mortgage loan originations for the mortgage banking segment were $246.9 million and $385.6 million in the second quarter and first six months of 2019, compared to $203.7 million and $347.6 million for the same periods in 2018, respectively. Loan production for the second quarter of 2019 was the highest reported by the mortgage banking segment for any fiscal quarter since the second quarter of 2009 when home sales were supported by the federal first-time home buyers’ tax credit.  Lower interest rates on mortgage loans have contributed to an increase in volume in the mortgage industry in the second quarter and first six months of 2019 compared to the same periods in 2018. Mortgage loan originations during the second quarter of 2019 for refinancings and home purchases were $32.1 million and $214.8 million, respectively, compared to $18.3 million and $185.4 million, respectively, during the second quarter of 2018. Mortgage loan originations during the first six months of 2019 for refinancings and home purchases were $54.0 million and $331.6 million, respectively, compared to $45.2 million and $302.4 million, respectively, during the first six months of 2018.

Consumer Finance:  The consumer finance segment reported net income of $1.9 million for the second quarter of 2019, compared to net income of $2.2 million for the second quarter of 2018.  For the first six months of 2019, the consumer finance segment reported net income of $3.2 million, compared to net income of $3.7 million for the first six months of 2018.

Factors contributing to the decrease in net income of C&F Finance Company for the second quarter and first half of 2019 compared to the same periods in 2018 included (1) lower loan yields resulting from competition in the non-prime automobile loan business and the acquisition of automobile loan contracts with higher credit metrics, as well as relatively lower yields on prime marine and recreational vehicle (RV) loans, and (2) higher-cost variable-rate borrowings resulting from increases in short-term interest rates since the first quarter of 2018.  Partially offsetting these factors were a decline in the provision for loan losses of $300,000 and $1.2 million for the second quarter and first six months of 2019, respectively, compared to the same periods in 2018, as a result of lower charge-offs and improving credit quality of the portfolio, as discussed below.

The annualized net charge-off ratio for the first half of 2019 decreased to 3.15 percent from 3.85 percent for the first half of 2018. The decline reflects a lower number of charge-offs during 2019 as a result of C&F Finance Company’s purchasing automobile loan contracts with higher credit metrics beginning in 2016. At June 30, 2019, total delinquent loans as a percentage of total loans was 3.49 percent, compared to 4.76 percent at December 31, 2018 and 4.18 percent at June 30, 2018. The allowance for loan losses was $22.4 million, or 7.26 percent of total loans at June 30, 2019, compared to $23.0 million, or 7.77 percent of total loans at December 31, 2018. The decrease in the level of the allowance for loan losses as a percentage of total loans was primarily due to lower net charge-offs on non-prime automobile loans.  Also, at June 30,

2019, compared to December 31, 2018, the higher composition within the consumer finance segment’s loan portfolio of prime marine and RV loans accounted for approximately 10 basis points of the 51 basis points decrease in the ratio of the allowance for loan losses to total loans.

Capital Management. Total equity was $159.4 million at June 30, 2019, compared to $152.0 million at December 31, 2018. Capital growth resulted primarily from earnings for the first half of 2019, which was offset in part by dividends declared of 74 cents per share during the first half of 2019. For the second quarter of 2019, the Corporation paid a cash dividend on July 1, 2019 of 37 cents per share, which equated to a payout ratio of 21.9 percent of second quarter earnings per share. The dividend payout ratio was 26.8 percent for the first six months of 2019.  The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital requirements and expected future earnings.

On May 21, 2019, the Board of Directors authorized a program, effective June 1, 2019, to repurchase up to $5.0 million of the Corporation’s common stock through May 31, 2020 (the Repurchase Program).  As of June 30, 2019, the Corporation had repurchased 12,100 shares of its common stock at an aggregate cost of $604,000, and remained authorized to purchase up to $4.4 million of the Corporation’s common stock under the Repurchase Program. Under the previous share repurchase program, which was last authorized by the Board of Directors in April 2018 and which expired on May 31, 2019, the Corporation made aggregate repurchases of its common stock of $3.8 million between November 2018 and May 2019.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three and six months ended June 30, 2019 and 2018.  Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Accretion and amortization of fair value purchase adjustments are included in the computation of yields on loans and investments and on the cost of borrowings acquired in connection with the purchase of CVB. The CVB accretion contributed approximately 45 basis points to the yield on loans and 36 basis points to both the yield on interest earning assets and the net interest margin for the second quarter of 2019, compared to approximately 17 basis points to the yield on loans and 12 basis points to both the yield on interest earning assets and the net interest margin for the second quarter of 2018. The CVB accretion contributed approximately 31 basis points to the yield on loans and 24 basis points to both the yield on interest earning assets the net interest margin for the first six months of 2019, compared to approximately 25 basis points to the yield on loans and 19 basis points to both the yield on interest earning assets and the net interest margin for the first six months of 2018. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis, which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid using the federal corporate income tax rate of 21 percent that was applicable for all periods presented.

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended June 30,
	2019			2018
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$134,098	$815	2.43%	$136,185	$776	2.28%
Tax-exempt	74,408	704	3.78	88,452	880	3.98
Total securities	208,506	1,519	2.91	224,637	1,656	2.95
Total loans	1,138,382	22,328	7.87	1,068,305	20,632	7.75
Interest-bearing deposits in other banks	103,153	582	2.26	129,698	553	1.71
Total earning assets	1,450,041	24,429	6.76	1,422,640	22,841	6.44
Allowance for loan losses	(33,819)			(35,649)
Total non-earning assets	129,564			125,912
Total assets	$1,545,786			$1,512,903

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$217,215	307	0.57	$225,460	174	0.31
Money market deposit accounts	197,395	261	0.53	215,502	150	0.28
Savings accounts	120,847	29	0.10	117,995	24	0.08
Certificates of deposit, $100 or more	205,026	929	1.82	175,819	529	1.21
Other certificates of deposit	183,488	695	1.52	177,767	452	1.02
Interest-bearing deposits	923,971	2,221	0.96	912,543	1,329	0.58
Borrowings	159,558	1,430	3.58	167,228	1,335	3.19
Total interest-bearing liabilities	1,083,529	3,651	1.35	1,079,771	2,664	0.99
Noninterest-bearing demand deposits	276,341			263,234
Other liabilities	30,861			26,723
Total liabilities	1,390,731			1,369,728
Equity	155,055			143,175
Total liabilities and equity	$1,545,786			$1,512,903
Net interest income		$20,778			$20,177
Interest rate spread			5.41%			5.45%
Interest expense to average earning assets (annualized)			1.01%			0.75%
Net interest margin (annualized)			5.75%			5.69%

	Six Months Ended June 30,
	2019			2018
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$136,980	$1,674	2.44%	$134,994	$1,524	2.26%
Tax-exempt	75,356	1,442	3.83	89,110	1,786	4.01
Total securities	212,336	3,116	2.93	224,104	3,310	2.95
Total loans	1,119,116	43,254	7.79	1,063,744	41,456	7.86
Interest-bearing deposits in other banks	103,478	1,171	2.28	128,869	1,017	1.59
Total earning assets	1,434,930	47,541	6.68	1,416,717	45,783	6.51
Allowance for loan losses	(33,966)			(35,715)
Total non-earning assets	128,767			126,737
Total assets	$1,529,731			$1,507,739

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$221,122	619	0.56	$227,330	359	0.32
Money market deposit accounts	201,405	521	0.52	219,708	307	0.28
Savings accounts	120,690	59	0.10	116,025	46	0.08
Certificates of deposit, $100 or more	193,584	1,646	1.71	174,167	1,050	1.22
Other certificates of deposit	180,089	1,284	1.44	178,680	887	1.00
Interest-bearing deposits	916,890	4,129	0.91	915,910	2,649	0.58
Borrowings	159,771	2,826	3.54	167,001	2,591	3.10
Total interest-bearing liabilities	1,076,661	6,955	1.30	1,082,911	5,240	0.97
Noninterest-bearing demand deposits	269,708			256,167
Other liabilities	30,065			26,632
Total liabilities	1,376,434			1,365,710
Equity	153,297			142,029
Total liabilities and equity	$1,529,731			$1,507,739
Net interest income		$40,586			$40,543
Interest rate spread			5.38%			5.54%
Interest expense to average earning assets (annualized)			0.97%			0.74%
Net interest margin (annualized)			5.71%			5.77%

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

TABLE 2: Rate-Volume Recap

	Three Months Ended June 30, 2019 from 2018
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$324	$1,372	$1,696
Securities:
Taxable	51	(12)	39
Tax-exempt	(42)	(134)	(176)
Interest-bearing deposits in other banks	156	(127)	29
Total interest income	489	1,099	1,588
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	139	(6)	133
Money market deposit accounts	125	(14)	111
Savings accounts	4	1	5
Certificates of deposit, $100 or more	301	99	400
Other certificates of deposit	228	15	243
Total interest-bearing deposits	797	95	892
Borrowings	158	(63)	95
Total interest expense	955	32	987
Change in net interest income	$(466)	$1,067	$601

	Six Months Ended June 30, 2019 from 2018
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$(497)	$2,295	$1,798
Securities:
Taxable	127	23	150
Tax-exempt	(77)	(267)	(344)
Interest-bearing deposits in other banks	381	(227)	154
Total interest income	(66)	1,824	1,758
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	270	(10)	260
Money market deposit accounts	241	(27)	214
Savings accounts	11	2	13
Certificates of deposit, $100 or more	467	129	596
Other certificates of deposit	390	7	397
Total interest-bearing deposits	1,379	101	1,480
Borrowings	352	(117)	235
Total interest expense	1,731	(16)	1,715
Change in net interest income	$(1,797)	$1,840	$43

Net interest income, on a taxable-equivalent basis, for the three months ended June 30, 2019 was $20.8 million, compared to $20.2 million for the three months ended June 30, 2018. Net interest income, on a taxable-equivalent basis, for the first half of 2019 was $40.6 million, compared to $40.5 million for the first half of 2018. Annualized net interest margin increased six basis points to 5.75 percent for the second quarter of 2019 and decreased six basis points to 5.71 percent for the first half of 2019, relative to the same periods in 2018, as both yields on earning assets and costs of interest-bearing liabilities increased.  For the second quarter of 2019, the yield on interest-earning assets increased by 32 basis points compared to the second quarter of 2018 due to a higher composition of loans as a percentage of earning assets and a higher average yield on loans. For the first six months of 2019, the yield on interest-earning assets increased by 17 basis points compared to the first six months of 2018 due to a higher composition of loans as a percentage of earning assets. Average earning assets grew by $27.4 million and $18.2 million for the second quarter and first half of 2019, respectively, compared to the same periods in 2018. The cost of interest-bearing liabilities increased by 36 and 33 basis points for the second quarter and first half of 2019, respectively, compared to the same periods in 2018, resulting from higher costs of deposits and borrowings.

Average loans, which includes both loans held for investment and loans held for sale, increased $70.1 million to $1.1 billion for the second quarter of 2019, compared to the same period in 2018, and increased $55.4 million to $1.1 billion for the first half of 2019, compared to the same periods in 2018. Average loans held for investment at the retail banking segment increased $42.3 million, or 5.8 percent, for the second quarter of 2019, and increased $42.0 million, or 5.7 percent, for the first half of 2019, compared to the same periods in 2018, primarily due to growth in the commercial business lending, commercial real estate and land acquisition and development segments of the loan portfolio. Average loans held for investment at the consumer finance segment increased $9.7 million, or 3.3 percent for the second quarter of 2019, and increased $6.7 million, or 2.3 percent for the first half of 2019, compared to the same periods of 2018, as a result of the consumer finance segment’s continued expansion into purchases of marine and RV loan contracts.  Average loans held for sale increased $17.9 million, or 44.1 percent for the second quarter of 2019, and increased $6.6 million or 18.1 percent for the first half of 2019, compared to the same periods in 2018, due to higher loan production.

The overall yield on average loans increased 12 basis points to 7.87 percent for the second quarter of 2019 and decreased 7 basis points to 7.79 percent for the first half of 2019, compared to the same periods in 2018.  Positive factors affecting the average loan yield in 2019 compared to 2018 were (1) higher interest income on PCI loans in the second quarter, which includes accretion of purchase accounting adjustments, due to repayments of certain loans earlier than expected and (2) higher yields on loans at the retail banking segment for the second quarter and first six months resulting from increases in interest rates.  Negative factors affecting average loan yield in the second quarter and first six months of 2019 compared to the same periods in 2018 were (1) the increased composition within the loan portfolio of lower-yielding loans at the retail banking segment and mortgage banking segment relative to the higher-yielding loans of the consumer finance segment and (2) the decline in the average yield on loans at the consumer finance segment due primarily to continued competition in the non-prime automobile loan business and the acquisition of loan contracts with higher credit metrics, as well as relatively lower yields on marine and recreational vehicle loans as a result of higher credit quality.

Average securities available for sale decreased $16.1 million and $11.8 million for the second quarter and first half of 2019, compared to the same periods in 2018, due to lower purchases in the second quarter and first six months of 2019, as yields were generally lower, and higher calls and maturities of obligations of states and political subdivisions during the second quarter of 2019. The average yield on the securities portfolio decreased four basis points and two basis points for the second quarter and first half of 2019, respectively, compared to the same periods in 2018.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the Federal Reserve Bank, decreased $26.5 million and $25.4 million during the second quarter and first half of 2019, respectively, compared to the same periods in 2018. The decrease during the second quarter and first half of 2019 resulted primarily from loan growth at all three primary business segments. The average yield on these overnight funds increased 55 basis points and 69 basis points for the second quarter and first half of 2019 compared to the same periods in 2018, as the Federal Reserve Bank increased the interest rate on excess cash reserve balances from 1.50 percent in December 2017 to 2.40 percent by the second quarter of 2019. The Federal Reserve Bank then decreased the interest rate on excess cash reserve balances to 2.35 percent by the end of the second quarter of 2019.

Average savings and interest-bearing demand deposits decreased $23.5 million and $19.8 million for the second quarter and first half of 2019, respectively, and average time deposits increased $34.9 million and $20.8 million for the second quarter and first half of 2019, respectively, compared to the same periods in 2018.  The average cost of interest-bearing deposits increased 38 basis points and 33 basis points for the second quarter and first half of 2019, respectively, compared to the same periods in 2018, due to increases in interest rates on time deposits, interest-bearing demand deposits, and money market deposits driven by changes in market interest rates.

Average borrowings decreased $7.7 million and $7.2 million for the second quarter and first half of 2019, respectively compared to the same periods in 2018. The decrease resulted from maturities during 2018 of a $5.0 million repurchase agreement with a third-party correspondent bank and a $2.5 million advance from the Federal Home Loan Bank (FHLB). The average cost of borrowings increased 39 basis points and 44 basis points during the second quarter and first half of 2019, compared to the same periods in 2018, because of increases in short-term interest rates, to which variable-rate borrowings at the consumer finance segment are indexed.

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

Noninterest Income

TABLE 3: Noninterest Income

	Three Months Ended June 30, 2019
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$2,955	$—	$—	$2,955
Service charges on deposit accounts	944	—	—	—	944
Other service charges and fees	415	1,268	1	—	1,684
Net gains on calls of available for sale securities	1	—	—	—	1
Wealth management services income, net	—	—	—	475	475
Interchange income	1,071	—	—	—	1,071
Other income	659	220	136	57	1,072
Total noninterest income	$3,090	$4,443	$137	$532	$8,202

	Three Months Ended June 30, 2018
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$2,408	$—	$—	$2,408
Service charges on deposit accounts	1,041	—	—	—	1,041
Other service charges and fees	451	1,092	1	—	1,544
Net losses on calls of available for sale securities	(1)	—	—	—	(1)
Wealth management services income, net	—	—	—	459	459
Interchange income	981	—	—	—	981
Other income	424	154	161	70	809
Total noninterest income	$2,896	$3,654	$162	$529	$7,241

	Six Months Ended June 30, 2019
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$5,091	$—	$—	$5,091
Service charges on deposit accounts	1,862	—	—	—	1,862
Other service charges and fees	713	2,037	2	—	2,752
Net gains on calls of available for sale securities	5	—	—	—	5
Wealth management services income, net	—	—	—	924	924
Interchange income	2,029	—	—	—	2,029
Other income	1,416	769	331	126	2,642
Total noninterest income	$6,025	$7,897	$333	$1,050	$15,305

	Six Months Ended June 30, 2018
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$4,647	$—	$—	$4,647
Service charges on deposit accounts	2,090	—	—	—	2,090
Other service charges and fees	758	1,843	3	—	2,604
Net gains on calls of available for sale securities	4	—	—	—	4
Wealth management services income, net	—	—	—	884	884
Interchange income	1,887	—	—	—	1,887
Other income	776	260	407	128	1,571
Total noninterest income	$5,515	$6,750	$410	$1,012	$13,687

Total noninterest income increased $961,000, or 13.3 percent, in the second quarter of 2019, compared to the second quarter of 2018, and increased $1.6 million, or 11.8 percent, in the first half of 2019, compared to the first half of 2018.  The increase in noninterest income was primarily due to (1) an increase in gains on sales of loans and other service charges and fees at the mortgage banking segment as a result of higher mortgage loan production for the second quarter and first six months of 2019 compared to the same periods in 2018, as lower mortgage loan interest rates contributed to an increase in volume in the mortgage industry and (2) net unrealized gains of $1.4 million in the first half of 2019 included primarily in other income of the retail banking and mortgage banking segments related to the Corporation’s non-qualified deferred compensation plan compared to $156,000 in the first half of 2018. These increases were partially offset by decreased service charges on deposit accounts at the retail banking segment in the first six months of 2019 compared to the first six months of 2018 resulting from fewer overdraft fees charged.

Noninterest Expense

TABLE 4: Noninterest Expense

	Three Months Ended June 30, 2019
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$7,070	$1,764	$2,096	$565	$11,495
Occupancy expense	1,435	537	167	9	2,148
Other expenses:
Data processing	1,599	14	340	22	1,975
Other expenses	2,106	784	904	137	3,931
Total other expenses	3,705	798	1,244	159	5,906
Total noninterest expense	$12,210	$3,099	$3,507	$733	$19,549

	Three Months Ended June 30, 2018
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$6,754	$1,560	$2,228	$531	$11,073
Occupancy expense	1,311	489	208	16	2,024
Other expenses:
Data processing	1,480	12	317	9	1,818
Other expenses	2,046	817	863	120	3,846
Total other expenses	3,526	829	1,180	129	5,664
Total noninterest expense	$11,591	$2,878	$3,616	$676	$18,761

	Six Months Ended June 30, 2019
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$14,545	$3,391	$4,348	$1,118	$23,402
Occupancy expense	2,921	1,016	370	31	4,338
Other expenses:
Data processing	3,183	24	649	40	3,896
Other expenses	3,939	1,539	1,767	345	7,590
Total other expenses	7,122	1,563	2,416	385	11,486
Total noninterest expense	$24,588	$5,970	$7,134	$1,534	$39,226

	Six Months Ended June 30, 2018
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$13,240	$3,003	$4,493	$1,070	$21,806
Occupancy expense	2,653	960	411	31	4,055
Other expenses:
Data processing	2,971	27	627	20	3,645
Other expenses	4,194	1,606	1,657	337	7,794
Total other expenses	7,165	1,633	2,284	357	11,439
Total noninterest expense	$23,058	$5,596	$7,188	$1,458	$37,300

Total noninterest expenses increased $788,000, or 4.2 percent, in the second quarter of 2019, compared to the same period in 2018, and increased $1.9 million, or 5.2 percent in the first half of 2019, compared to the first half of 2018. This increase in noninterest expenses resulted primarily from (1) an increase in salaries and employee benefits expense associated with the Corporation’s nonqualified deferred compensation plan, primarily at the retail banking and mortgage banking segments and (2) higher operating costs at the retail banking segment attributable to (a) increased personnel costs associated with expanding the Bank’s lending capabilities and administrative and compliance functions and (b) higher data processing and occupancy expenses associated with enhancing the technology infrastructure and expanding our digital product offerings. Compensation expense related to the Corporation’s nonqualified deferred compensation plan is recorded based in part on changes in the fair value of assets held in trust for the plan, which are allocated to participants. As a result of unrealized gains related to the nonqualified plan, additional compensation expense of $1.4 million was recorded in the first half of 2019 compared to the same period in 2018, and was offset by gains recorded in noninterest income, as discussed above.

Income Taxes

Income tax expense for the second quarter of 2019 was $1.6 million resulting in an effective tax rate of 21.8 percent, compared with $1.4 million, or an effective tax rate of 21.6 percent, for the second quarter of 2018.  Income tax expense for the first half of 2019 was $2.5 million resulting in an effective tax rate of 20.9 percent, compared with $2.3 million, or an effective tax rate of 20.3 percent for the first half of 2018.  The higher effective tax rate in the second quarter and first half of 2019 compared to the same periods of 2018 resulted primarily from lower tax benefits of tax-exempt investment securities income and share-based compensation.

ASSET QUALITY

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. Table 5 summarizes the allowance activity for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Three Months Ended June 30,
(Dollars in thousands)	2019	2018
Balance, beginning of period	$33,589	$35,600
Provision for loan losses:
Retail Banking	110	—
Consumer Finance	1,700	2,000
Total provision for loan losses	1,810	2,000
Loans charged off:
Real estate—residential mortgage	(45)	—
Commercial, financial and agricultural[1]	(29)	—
Consumer	(86)	(62)
Consumer finance	(3,076)	(3,365)
Total loans charged off	(3,236)	(3,427)
Recoveries of loans previously charged off:
Real estate—residential mortgage	4	13
Commercial, financial and agricultural[1]	2	17
Consumer	73	47
Consumer finance	1,159	1,143
Total recoveries	1,238	1,220
Net loans charged off	(1,998)	(2,207)
Balance, end of period	$33,401	$35,393
Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking	0.04%	—%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	2.52%	3.02%

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018
Balance, beginning of period	$34,023	$35,726
Provision for loan losses:
Retail Banking	110	—
Consumer Finance	4,095	5,300
Total provision for loan losses	4,205	5,300
Loans charged off:
Real estate—residential mortgage	(45)	—
Commercial, financial and agricultural[1]	(29)	(2)
Consumer	(162)	(133)
Consumer finance	(6,966)	(7,948)
Total loans charged off	(7,202)	(8,083)
Recoveries of loans previously charged off:
Real estate—residential mortgage	9	35
Commercial, financial and agricultural[1]	3	22
Consumer	115	95
Consumer finance	2,248	2,298
Total recoveries	2,375	2,450
Net loans charged off	(4,827)	(5,633)
Balance, end of period	$33,401	$35,393
Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking	0.03%	—%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	3.15%	3.85%

1Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Table 6 presents the allocation of the allowance for loan losses as of the dates indicated.

TABLE 6: Allocation of Allowance for Loan Losses

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,142	$2,246
Real estate—construction [1]	750	727
Commercial, financial and agricultural [2]	6,880	6,688
Equity lines	881	1,106
Consumer	372	257
Consumer finance	22,376	22,999
Total allowance for loan losses	$33,401	$34,023
Ratio of loans to total period-end loans:
Real estate—residential mortgage	17%	17%
Real estate—construction [1]	5	5
Commercial, financial and agricultural [2]	44	43
Equity lines	5	5
Consumer	1	2
Consumer finance	28	28
	100%	100%

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

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

•	Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

TABLE 7: Credit Quality Indicators

Loans by credit quality indicators as of June 30, 2019 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$179,536	$1,654	$1,206	$585	$182,981
Real estate – construction [2]	58,372	—	—	—	58,372
Commercial, financial and agricultural [3]	460,738	12,927	422	—	474,087
Equity lines	53,069	320	30	322	53,741
Consumer	13,008	8	8	121	13,145
	$764,723	$14,909	$1,666	$1,028	$782,326

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$307,704	$305	$308,009

[1]	At June 30, 2019, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2018 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$180,232	$2,832	$1,243	$594	$184,901
Real estate – construction [2]	54,461	—	—	—	54,461
Commercial, financial and agricultural [3]	440,832	14,625	454	24	455,935
Equity lines	54,289	389	99	883	55,660
Consumer	14,998	5	6	—	15,009
	$744,812	$17,851	$1,802	$1,501	$765,966

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$295,442	$712	$296,154

[1]	At December 31, 2018, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Table 8 summarizes nonperforming assets as of the dates indicated.

TABLE 8: Nonperforming Assets

Retail Banking Segment

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Loans, excluding purchased loans	$744,318	$723,778
Purchased performing loans[1]	33,868	36,874
Purchased credit impaired loans[1]	610	1,835
Total loans	$778,796	$762,487

Nonaccrual loans	$991	$1,464
OREO	268	246
Total nonperforming assets	$1,259	$1,710

Accruing loans past due for 90 days or more	$389	$324
Troubled debt restructurings (TDRs)[2]	$4,452	$5,451
Allowance for loan losses (ALL)	$10,427	$10,426
Nonperforming assets to total loans and OREO	0.16%	0.22%
ALL to total loans, excluding purchased credit impaired loans	1.34	1.37
ALL to total nonaccrual loans	1,052.17	712.16
Annualized net charge-offs to average total loans	0.01	0.06

[1]

Acquired loans are tracked in two separate categories – “purchased performing” and “purchased credit impaired.” The remaining discount for the purchased performing loans was $1.7 million at June 30, 2019 and $1.9 million at December 31, 2018. The remaining discount for the purchased credit impaired loans was $6.5 million at June 30, 2019 and $7.9 million at December 31, 2018.

[2]	Nonaccrual loans include nonaccrual TDRs of $259,000 at June 30, 2019 and $166,000 at December 31, 2018.

Mortgage Banking Segment

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Nonaccrual loans	$37	$37
Total loans	$3,530	$3,479
ALL	$598	$598
Nonaccrual loans to total loans	1.05%	1.06%
ALL to total loans	16.94	17.19

Consumer Finance Segment

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Nonaccrual loans	$305	$712
Accruing loans past due for 90 days or more	$—	$—
Repossessed assets	$484	$371
Total loans	$308,009	$296,154
ALL	$22,376	$22,999
Nonaccrual consumer finance loans to total consumer finance loans	0.10%	0.24%
ALL to total consumer finance loans	7.26	7.77
Annualized net charge-offs to average total loans	3.15	4.14

Nonperforming assets of the retail banking segment totaled $1.3 million at June 30, 2019, compared to $1.7 million at December 31, 2018. Nonperforming assets at June 30, 2019 consisted primarily of $991,000 in nonaccrual loans, compared to $1.5 million at December 31, 2018.

The allowance for loan losses as a percentage of total loans, excluding PCI loans, at June 30, 2019 decreased to 1.34 percent, compared to 1.37 at December 31, 2018.  We believe that the current level of the allowance for loan losses at the retail banking segment is adequate to absorb probable losses inherent in the loan portfolio, based on the relevant history of charge-offs and recoveries, current economic conditions, overall portfolio quality and review of specifically criticized loans. If loan concentrations within the retail banking segment’s loan portfolio result in higher credit risk or if economic conditions deteriorate in future periods, a higher level of nonperforming loans may be experienced, which may then require a higher provision for loan losses.

Nonaccrual loans at the consumer finance segment were $305,000 at June 30, 2019, compared to $712,000 at December 31, 2018. Nonaccrual consumer finance loans remain low relative to the allowance for loan losses and the total consumer finance loan portfolio because the consumer finance segment generally initiates repossession of loan collateral once a loan becomes more than 60 days delinquent.  Repossessed vehicles of the consumer finance segment are classified as other assets and consist only of vehicles the Corporation has the legal right to sell.  Prior to the reclassification from loans to repossessed vehicles, the difference between the carrying amount of each loan and the fair value of each vehicle (i.e. the deficiency) is charged against the allowance for loan losses. At June 30, 2019, repossessed vehicles available for sale totaled $484,000, compared to $371,000 at December 31, 2018.

The consumer finance segment’s allowance for loan losses decreased $623,000 to $22.4 million at June 30, 2019 from $23.0 million at December 31, 2018, and its provision for loan losses decreased $300,000 and $1.2 million for the second quarter and first six months of 2019, compared to the same periods in 2018. The decrease in the allowance and the lower provision resulted from lower charge-offs and an overall improvement in the credit quality of the portfolio in the first half of 2019. Delinquent loans as a percentage of total loans decreased to 3.49 percent at June 30, 2019 compared to 4.76 percent at December 31, 2018 and 4.18 percent at June 30, 2018. The annualized net charge-off ratio for the first half of 2019 decreased to 3.15 percent from 3.85 percent for the first half of 2018 because of the lower number of charge-offs during the first half of 2019. The allowance for loan losses as a percentage of loans decreased to 7.26 percent at June 30, 2019, compared to 7.77 percent at December 31, 2018. The decrease in the level of the allowance for loan losses as a percentage of total loans was primarily due to lower charge-offs on non-prime automobile loans. Also, at June 30, 2019, compared to December 31, 2018, the higher composition within the consumer finance segment’s loan portfolio of prime marine and RV loans accounted for approximately 10 basis points of the 51 basis points decrease in the ratio of the allowance for loan losses to total loans. We believe that the current level of the allowance for loan losses at the consumer finance segment is adequate to absorb probable losses inherent in the loan portfolio.

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

TABLE 9: Impaired Loans

Impaired loans, which included TDRs of $4.5 million, and the related allowance at June 30, 2019, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$2,824	$1,264	$1,463	$81	$2,798	$66
Commercial, financial and agricultural:
Commercial real estate lending	1,596	13	1,556	70	1,608	42
Equity lines	225	30	187	187	218	1
Consumer	131	—	125	121	126	—
Total	$4,776	$1,307	$3,331	$459	$4,750	$109

Impaired loans, which included TDRs of $5.5 million, and the related allowance at December 31, 2018, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,057	$1,288	$1,677	$92	$3,056	$142
Commercial, financial and agricultural:
Commercial real estate lending	2,468	1,498	927	10	2,653	132
Commercial business lending	33	25	—	—	26	—
Equity lines	365	31	326	326	359	2
Consumer	5	—	5	—	5	—
Total	$5,928	$2,842	$2,935	$428	$6,099	$276

TDRs at June 30, 2019 and December 31, 2018 were as follows:

TABLE 10: Troubled Debt Restructurings

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Accruing TDRs	$4,193	$5,285
Nonaccrual TDRs[1]	259	166
Total TDRs[2]	$4,452	$5,451

[1]	Included in nonaccrual loans in Table 8: Nonperforming Assets.
[2]	Included in impaired loans in Table 9: Impaired Loans.

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

FINANCIAL CONDITION

At June 30, 2019, the Corporation had total assets of $1.6 billion, which was an increase of $46.6 million since December 31, 2018. The increase resulted primarily from an increase in loans held for sale and loans held for investment funded in part by excess funds at the Federal Reserve Bank.

Loan Portfolio

Table 11 presents information pertaining to the composition of loans held for investment.

TABLE 11: Summary of Loans Held for Investment

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate—residential mortgage	$182,981	17%	$184,901	18%
Real estate—construction [1]	58,372	5	54,461	5
Commercial, financial, and agricultural [2]	474,087	44	455,935	43
Equity lines	53,741	5	55,660	5
Consumer	13,145	1	15,009	1
Consumer finance	308,009	28	296,154	28
Total loans	1,090,335	100%	1,062,120	100%
Less allowance for loan losses	(33,401)		(34,023)
Total loans, net	$1,056,934		$1,028,097

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Investment Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At June 30, 2019 and December 31, 2018, all securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 12: Securities Available for Sale

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$17,197	8%	$17,473	8%
Mortgage-backed securities	95,635	48	104,983	49
Obligations of states and political subdivisions	87,595	44	92,454	43
Total available for sale securities at fair value	$200,427	100%	$214,910	100%

For more information about the Corporation's securities available for sale, including information about securities in an unrealized loss position at June 30, 2019 and December 31, 2018, see Part I, Item 1, “Financial Statements” under the heading “Note 2: Securities” in this Quarterly Report on Form 10-Q.

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first half of 2019, deposits increased $28.5 million to $1.21 billion at June 30, 2019, compared to $1.18 billion at December 31, 2018. This increase resulted primarily from a $50.0 million increase in time deposits and a $11.3 million increase in noninterest-bearing demand deposits.  Partially offsetting this increase was a $32.7 million decrease in savings and interest-bearing demand deposits.

The Corporation had $1.5 million in brokered money market deposits outstanding at June 30, 2019. The source of these brokered deposits is uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Borrowings

Borrowings increased to $161.6 million at June 30, 2019 from $159.7 million at December 31, 2018 due to fluctuations in repurchase agreements with commercial deposit customers.

Off-Balance Sheet Arrangements

As of June 30, 2019, there have been no material changes to the off-balance sheet arrangements disclosed in Part II, Item 7, "Management's Discussion and Analysis," under the heading "Off-Balance-Sheet Arrangements" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2018.

At June 30, 2019, C&F Mortgage had aggregate interest rate lock commitments (IRLCs) to originate mortgage loans of $111.5 million and loans held for sale of $89.2 million.  C&F Mortgage manages interest rate risk arising from these fixed-rate IRLCs and mortgage loans by either (1) entering into forward sales contracts with investors at the time that interest rates are locked for loans to be delivered on a best efforts basis or (2) entering into forward sales contracts for unspecified mortgage backed securities (TBA securities) until it can enter into forward sales contracts with investors for loans to be delivered on a mandatory basis. IRLCs, forward sales of loans and forward sales of TBA securities are derivative financial instruments.  At June 30, 2019, C&F Mortgage had best-efforts forward sales contracts for $70.3 million of its mortgage loans held for sale and $95.1 million of IRLCs offered to customers, and it had mandatory-delivery forward sales contracts for $4.8 million of its mortgage loans held for sale.

The Corporation uses derivatives to manage exposure to interest rate risk through the use of interest rate swaps. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts.

The Corporation has interest rate swaps that qualify and are designated as cash flow hedges. The Corporation’s cash flow hedges effectively modify the Corporation’s exposure to interest rate risk by converting variable rates of interest on $25.0 million of the Corporation’s trust preferred capital notes to fixed rates of interest for periods that end between June 2024 and June 2029. The cash flow hedges’ total notional amount is $25.0 million. At June 30, 2019, the cash flow hedges had a fair value of $(30,000), which is recorded in other liabilities.  The net gain/loss on the cash flow hedges is recognized as a component of other comprehensive income.

Pursuant to a program the Corporation initiated during 2016, the Corporation also enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs.  The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms.  The net effect of these interest rate swaps and the related loans is that the customer pays a fixed rate of interest and the Corporation receives a floating rate.  At June 30, 2019, the total notional amount of the interest rate swaps related to these loans was $125.6 million and the interest rate swaps had a net fair value of zero, with $2.1 million recognized in other assets and $2.1 million recognized in other liabilities.  These swaps are not designated as hedging instruments; therefore, changes in fair value are recorded in other noninterest expense.

Contractual Obligations

As of June 30, 2019, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in Part II, Item 7, “Management's Discussion and Analysis," under the heading “Table 20: Contractual Obligations” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2018.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available for sale, totaled $198.22 million at June 30, 2019, compared to $220.1 million at December 31, 2018. The decrease since December 31, 2018 was primarily the result of a decrease in cash and cash equivalents and securities due to loan growth exceeding deposit growth. The Corporation’s funding sources, including capacity, amount outstanding and amount available at June 30, 2019 are presented in Table 13.

TABLE 13: Funding Sources

	June 30, 2019
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$65,000	$—	$65,000
Repurchase lines of credit	50,000	—	50,000
Borrowings from FHLB	163,959	44,500	119,459
Borrowings from Federal Reserve Bank	18,271	—	18,271
Revolving bank line of credit	120,000	75,029	44,971
Total	$417,230	$119,529	$297,701

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

					Minimum To Be
					Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2019:
Total Capital (to Risk-Weighted Assets)
Corporation	$189,219	14.8%	$102,433	8.0%	N/A	N/A
C&F Bank	184,152	14.4	102,138	8.0	$127,673	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	172,999	13.5	76,824	6.0	N/A	N/A
C&F Bank	167,978	13.2	76,604	6.0	102,138	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	147,999	11.6	57,618	4.5	N/A	N/A
C&F Bank	167,978	13.2	57,453	4.5	82,987	6.5
Tier 1 Capital (to Average Assets)
Corporation	172,999	11.3	61,429	4.0	N/A	N/A
C&F Bank	167,978	11.0	61,310	4.0	76,637	5.0

As of December 31, 2018:
Total Capital (to Risk-Weighted Assets)
Corporation	$183,781	15.3%	$96,274	8.0%	N/A	N/A
C&F Bank	181,685	15.1	96,088	8.0	$120,110	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	168,504	14.0	72,205	6.0	N/A	N/A
C&F Bank	166,437	13.9	72,066	6.0	96,088	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	143,590	11.9	54,154	4.5	N/A	N/A
C&F Bank	166,437	13.9	54,050	4.5	78,072	6.5
Tier 1 Capital (to Average Tangible Assets)
Corporation	168,504	11.3	59,759	4.0	N/A	N/A
C&F Bank	166,437	11.2	59,666	4.0	74,582	5.0

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

In addition to the regulatory risk-based capital amounts presented above, the Bank must maintain a capital conservation buffer of additional total capital and CET1 as required by the Basel III Final Rule.  The capital conservation buffer requirement was phased in from January 1, 2016 until January 1, 2019 in equal annual installments of 0.625 percent. Accordingly, at June 30, 2019, the Bank was required to maintain a capital conservation buffer of 2.5 percent and exceeded the total capital conservation buffer and the tier 1 capital conservation buffer by 392 basis points and 466 basis points, respectively.  At December 31, 2018, the Bank was required to maintain a capital conservation buffer of 1.875 percent and exceeded the total capital conservation buffer and the tier 1 capital conservation buffer by 525 and 598 basis points, respectively.

The Corporation's capital resources may be affected by the Corporation's Repurchase Program, which was authorized by the Corporation's Board of Directors during the second quarter of 2019. Under the Repurchase Program the Corporation is authorized to purchase up to $5.0 million of its common stock. Repurchases under the program may be made through privately-negotiated transactions or open-market transactions, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program will be determined by management and the Board of Directors in their discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions. The Repurchase Program is authorized through May 31, 2020. As of June 30, 2019, $4.4 million of the Corporation's common stock may be purchased under the Corporation's Repurchase Program.

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

ITEM 4.CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2019 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

There were no changes in the Corporation’s internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors authorized programs to repurchase the Corporation’s common stock in May 2014 (which was subsequently reauthorized, most recently in April 2018), for repurchases of up to $5.0 million of the Corporation’s common stock through May 31, 2019, and in May 2019 for repurchases of up to $5.0 million of the Corporation’s common stock from June 1, 2019 through May 31, 2020. Repurchases under either program could be made through privately-negotiated transactions, or open-market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 of the Exchange Act and/or Rule 10b-18 of the Exchange Act.  Under the repurchase program last reauthorized in April 2018, the Corporation made aggregate common stock repurchases of $3.8 million between November 2018 and May 2019.  As of June 30, 2019, the Corporation has made aggregate common stock repurchases of $604,000 under the repurchase program authorized in May 2019.

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended June 30, 2019.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
(Dollars in thousands, except for per share amounts)	Shares Purchased[1]	per Share	Programs	Programs
April 1, 2019 - April 30, 2019	6,262	$50.74	6,262	$1,909
May 1, 2019 - May 31, 2019	14,618	$48.41	14,417	$1,211
June 1, 2019 - June 30, 2019	12,100	$49.93	12,100	$4,396
Total	32,980	$49.41	32,779

[1]

During the three months ended June 30, 2019, 201 shares were withheld upon the vesting of restricted shares granted to employees of the Corporation and its subsidiaries in order to satisfy tax withholding obligations.

ITEM 6.EXHIBITS

2.1

Agreement and Plan of Merger dated as of June 10, 2013 by and among C&F Financial Corporation, Special Purpose Sub, Inc. and Central Virginia Bankshares, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed June 14, 2013)

3.1	Amended and Restated Articles of Incorporation of C&F Financial Corporation, effective March 7, 1994 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed November 8, 2017)

3.1.1	Amendment to Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted February 23, 2016 (incorporated by reference to Exhibit 3.1 to Form 8-K filed February 29, 2016)

10.9	C&F Financial Corporation Management Incentive Plan dated June 13, 2019 (incorporated by reference to Exhibit 10.9 to Form 8-K filed June 14, 2019)

10.19.8

Eighth Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, N.A., various financial institutions and C&F Finance Company dated as of April 30, 2019 (incorporated by reference to Exhibit 10.19.8 to Form 10-Q filed May 8, 2019)

10.36	Incentive Compensation Opportunity for 2019 for Larry G. Dillon (incorporated by reference to Item 5.02 of Form 8-K filed June 14, 2019)

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	August 5, 2019	By:	/s/ Thomas F. Cherry
Thomas F. Cherry
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2019		/s/ Jason E. Long
Jason E. Long
Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)