Form 10-Q
period 2019-09-30
C & F FINANCIAL CORP
filed 2019-11-07
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

or

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

At November 6, 2019, the latest practicable date for determination, 3,423,548 shares of common stock, $1.00 par value, of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for per share amounts)

	September 30,	December 31,
	2019	2018
Assets	(unaudited)	*
Cash and due from banks	$10,923	$14,138
Interest-bearing deposits in other banks	134,871	100,875
Total cash and cash equivalents	145,794	115,013
Securities—available for sale at fair value, amortized cost of $188,876 and $216,650, respectively	190,869	214,910
Loans held for sale, at fair value	98,357	41,895
Loans, net of allowance for loan losses of $33,218 and $34,023, respectively	1,055,320	1,028,097
Restricted stock, at cost	3,257	3,247
Corporate premises and equipment, net	35,504	37,100
Other real estate owned, net of valuation allowance of $88 and $57, respectively	1,103	246
Accrued interest receivable	6,685	7,436
Goodwill	14,425	14,425
Core deposit and other amortizable intangible assets, net	951	1,142
Bank-owned life insurance	16,348	16,065
Net deferred tax asset	11,615	12,193
Other assets	39,153	29,642
Total assets	$1,619,381	$1,521,411

Liabilities
Deposits
Noninterest-bearing demand deposits	$321,068	$271,360
Savings and interest-bearing demand deposits	515,168	563,741
Time deposits	412,344	346,560
Total deposits	1,248,580	1,181,661
Short-term borrowings	16,859	14,917
Long-term borrowings	119,529	119,529
Trust preferred capital notes	25,272	25,245
Accrued interest payable	1,263	920
Other liabilities	45,817	27,181
Total liabilities	1,457,320	1,369,453

Commitments and contingent liabilities (Note 10)

Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,423,327 and 3,497,122 shares issued and outstanding, respectively, includes 137,455 and 139,455 of unvested shares, respectively)	3,286	3,358
Additional paid-in capital	9,345	12,752
Retained earnings	151,183	140,520
Accumulated other comprehensive loss, net	(2,247)	(4,672)
Equity attributable to C&F Financial Corporation	161,567	151,958
Noncontrolling interest	494	—
Total equity	162,061	151,958
Total liabilities and equity	$1,619,381	$1,521,411

*     Derived from audited consolidated financial statements.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income
Interest and fees on loans	$22,254	$21,673	$65,497	$63,116
Interest on interest-bearing deposits and federal funds sold	460	527	1,631	1,544
Interest and dividends on securities
U.S. government agencies and corporations	109	90	311	265
Mortgage-backed securities	528	583	1,706	1,694
Tax-exempt obligations of states and political subdivisions	504	675	1,643	2,086
Taxable obligations of states and political subdivisions	86	84	272	229
Other	51	59	159	152
Total interest income	23,992	23,691	71,219	69,086
Interest expense
Savings and interest-bearing deposits	538	411	1,737	1,123
Time deposits	1,868	1,020	4,798	2,957
Borrowings	1,091	1,081	3,322	3,102
Trust preferred capital notes	272	291	867	861
Total interest expense	3,769	2,803	10,724	8,043
Net interest income	20,223	20,888	60,495	61,043
Provision for loan losses	1,800	2,400	6,005	7,700
Net interest income after provision for loan losses	18,423	18,488	54,490	53,343
Noninterest income
Gains on sales of loans	3,205	1,752	8,296	6,399
Service charges on deposit accounts	1,012	1,031	2,874	3,121
Other service charges and fees	1,769	1,296	4,521	3,900
Net gains on maturities and calls of available for sale securities	3	5	8	9
Wealth management services income, net	529	441	1,453	1,325
Interchange income	1,105	981	3,134	2,868
Other	607	1,121	3,249	2,692
Total noninterest income	8,230	6,627	23,535	20,314
Noninterest expenses
Salaries and employee benefits	11,730	10,967	35,132	32,773
Occupancy	2,226	2,207	6,564	6,262
Other	6,346	5,500	17,832	16,939
Total noninterest expenses	20,302	18,674	59,528	55,974
Income before income taxes	6,351	6,441	18,497	17,683
Income tax expense	1,466	1,340	3,999	3,620
Net income	4,885	5,101	14,498	14,063
Less net income attributable to noncontrolling interest	5	—	4	—
Net income attributable to C&F Financial Corporation	$4,880	$5,101	$14,494	$14,063
Net income per share - basic and diluted	$1.42	$1.46	$4.19	$4.02

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$4,885	$5,101	$14,498	$14,063
Other comprehensive income (loss):
Defined benefit plan:
Reclassification of recognized net actuarial losses into net income[1]	47	32	141	93
Related income tax effects	(10)	(7)	(30)	(20)
Amortization of prior service credit into net income[1]	(17)	(16)	(51)	(46)
Related income tax effects	4	4	11	10
Defined benefit plan, net of tax	24	13	71	37

Cash flow hedges:
Unrealized holding (losses) gains arising during the period	(563)	(5)	(773)	245
Related income tax effects	145	1	199	(63)
Amortization of hedging gains into net income[2]	(28)	—	(28)	—
Related income tax effects	7	—	7	—
Cash flow hedges, net of tax	(439)	(4)	(595)	182

Securities available for sale:
Unrealized holding gains (losses) arising during the period	368	(1,252)	3,741	(4,438)
Related income tax effects	(78)	263	(786)	932
Reclassification of net realized gains into net income[3]	(3)	(5)	(8)	(9)
Related income tax effects	1	1	2	2
Securities available for sale, net of tax	288	(993)	2,949	(3,513)
Other comprehensive (loss) income, net of tax	(127)	(984)	2,425	(3,294)
Comprehensive income	4,758	4,117	16,923	10,769
Less comprehensive income attributable to noncontrolling interest	5	—	4	—
Comprehensive income attributable to C&F Financial Corporation	$4,753	$4,117	$16,919	$10,769

[1]

These items are included in the computation of net periodic benefit cost and are included in “Noninterest income – Other” on the Consolidated Statements of Income. See “Note 7: Employee Benefit Plans,” for additional information.

[2]	These items are included in “Interest expense – Trust preferred capital notes” on the Consolidated Statements of Income.
[3]	These items are included in “Net gains on maturities and calls of available for sale securities” on the Consolidated Statements of Income.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

(Dollars in thousands, except for per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss	Interest	Equity
Balance June 30, 2019	$3,305	$10,107	$147,570	$(2,120)	$489	$159,351
Comprehensive income:
Net income	—	—	4,880	—	5	4,885
Other comprehensive loss	—	—	—	(127)	—	(127)
Share-based compensation	—	306	—	—	—	306
Restricted stock vested	2	(2)	—	—	—	—
Common stock issued	1	36	—	—	—	37
Common stock purchased	(22)	(1,102)	—	—	—	(1,124)
Cash dividends declared ($0.37 per share)	—	—	(1,267)	—	—	(1,267)
Balance September 30, 2019	$3,286	$9,345	$151,183	$(2,247)	$494	$162,061

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss	Interest	Equity
Balance June 30, 2018	$3,370	$13,268	$134,012	$(4,197)	$—	$146,453
Comprehensive income:
Net income	—	—	5,101	—	—	5,101
Other comprehensive loss	—	—	—	(984)	—	(984)
Share-based compensation	—	316	—	—	—	316
Restricted stock vested	—	—	—	—	—	—
Common stock issued	—	35	—	—	—	35
Common stock purchased	—	—	—	—	—	—
Cash dividends declared ($0.36 per share)	—	—	(1,262)	—	—	(1,262)
Balance September 30, 2018	$3,370	$13,619	$137,851	$(5,181)	$—	$149,659

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

(Dollars in thousands, except for per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Income (Loss)	Interest	Equity
Balance December 31, 2018	$3,358	$12,752	$140,520	$(4,672)	$—	$151,958
Comprehensive income:
Net income	—	—	14,494	—	4	14,498
Other comprehensive income	—	—	—	2,425	—	2,425
Issuance of noncontrolling interest	—	—	—	—	490	490
Share-based compensation	—	1,073	—	—	—	1,073
Restricted stock vested	18	(18)	—	—	—	—
Common stock issued	2	105	—	—	—	107
Common stock purchased	(92)	(4,567)	—	—	—	(4,659)
Cash dividends declared ($1.11 per share)	—	—	(3,831)	—	—	(3,831)
Balance September 30, 2019	$3,286	$9,345	$151,183	$(2,247)	$494	$162,061

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss	Interest	Equity
Balance December 31, 2017	$3,358	$12,800	$127,431	$(1,887)	$—	$141,702
Comprehensive income:
Net income	—	—	14,063	—	—	14,063
Other comprehensive loss	—	—	—	(3,294)	—	(3,294)
Share-based compensation	—	956	—	—	—	956
Restricted stock vested	15	(15)	—	—	—	—
Common stock issued	1	106	—	—	—	107
Common stock purchased	(4)	(228)	—	—	—	(232)
Cash dividends declared ($1.04 per share)	—	—	(3,643)	—	—	(3,643)
Balance September 30, 2018	$3,370	$13,619	$137,851	$(5,181)	$—	$149,659

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net income	$14,498	$14,063
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	2,722	2,345
Provision for loan losses	6,005	7,700
Share-based compensation	1,073	956
Pension expense	487	315
Pension contribution	—	(3,000)
Net accretion of certain acquisition-related discounts	(2,179)	(2,329)
Accretion of discounts and amortization of premiums on securities, net	1,177	1,349
Amortization of intangible assets	190	360
Net realized gains on maturities and calls of securities available for sale	(8)	(9)
Income from bank-owned life insurance	(250)	(248)
Origination of loans held for sale	(663,787)	(538,704)
Proceeds from sales of loans held for sale	623,049	554,508
Gains on sales of loans held for sale	(8,296)	(6,399)
Other gains and losses	(44)	(152)
Change in other assets and liabilities:
Accrued interest receivable	751	235
Other assets	(3,358)	2,501
Accrued interest payable	343	78
Other liabilities	3,473	2,644
Net cash (used in) provided by operating activities	(24,154)	36,213
Investing activities:
Proceeds from maturities and calls of securities available for sale and payments on mortgage-backed securities	55,593	35,267
Purchases of securities available for sale	(28,988)	(39,192)
Net (purchases) proceeds from sale of restricted stock	(10)	51
Purchases of loans held for investment by non-bank affiliates	(117,261)	(103,759)
Repayments on loans held for investment by non-bank affiliates	93,028	87,644
Net (increase) decrease in retail banking loans held for investment	(7,125)	471
Proceeds from sales of other real estate owned	521	—
Purchases of corporate premises and equipment	(2,001)	(2,447)
Proceeds from sales of corporate premises and equipment	79	223
Net cash used in investing activities	(6,164)	(21,742)
Financing activities:
Net increase (decrease) in demand and savings deposits	1,135	(11,263)
Net increase (decrease) in time deposits	65,784	(1,711)
Net increase (decrease) in short-term borrowings	1,943	(5,591)
Repayments of long-term borrowings	—	(2,500)
Issuance of common stock	107	107
Repurchases of common stock	(4,385)	—
Issuance of noncontrolling interest	490	—
Cash dividends paid	(3,831)	(3,643)
Other financing activities	(144)	(144)
Net cash provided by (used in) financing activities	61,099	(24,745)
Net increase (decrease) in cash and cash equivalents	30,781	(10,274)
Cash and cash equivalents at beginning of period	115,013	119,423
Cash and cash equivalents at end of period	$145,794	$109,149
Supplemental cash flow disclosures:
Interest paid	$10,355	$7,938
Income taxes paid	1,020	190
Supplemental disclosure of noncash investing and financing activities:
Value of shares withheld at vesting for employee taxes	$274	$232
Transfers from loans to other real estate owned	496	20
Transfers of property from corporate premises to other real estate owned	835	—

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

The unaudited consolidated financial statements include the accounts of C&F Financial Corporation (the Corporation) and its wholly-owned subsidiary, Citizens and Farmers Bank (the Bank or C&F Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, the Corporation owns all of the common stock of C&F Financial Statutory Trust I, C&F Financial Statutory Trust II and Central Virginia Bankshares Statutory Trust I, all of which are unconsolidated subsidiaries. The subordinated debt owed to these trusts is reported as liabilities of the Corporation.  The accounting and reporting policies of C&F Financial Corporation and Subsidiary conform to U.S. GAAP and to predominant practices within the banking industry.

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

On August 13, 2019, the Corporation entered into an agreement with Peoples Bankshares, Incorporated (Peoples), pursuant to which Peoples has agreed to merge with and into the Corporation.  Peoples and its wholly-owned Virginia chartered commercial banking subsidiary, Peoples Community Bank, serve the Northern Neck area of eastern Virginia through five bank branch locations.  Following the proposed merger of Peoples with and into the Corporation, Peoples Community Bank is expected to be merged with and into C&F Bank.  Completion of the transaction remains subject to certain conditions, including approval of the transaction by appropriate federal and state banking regulatory agencies and approval of the transaction by Peoples shareholders.  Upon completion of the transaction, Peoples shareholders will receive 0.5366 shares of the Corporation’s common stock and $27.00 in cash for each share of Peoples common stock.  The stock and cash consideration has an aggregate value of approximately $21.32 million based on the November 6, 2019 closing price of $51.20 per share of the Corporation’s common stock.  The Corporation expects to complete the acquisition of Peoples in early 2020.

During the third quarter of 2019, C&F Bank consolidated its Bellgrade branch in Midlothian, Virginia into a nearby branch, and reclassified $835,000 of land and buildings from corporate premises, net into other real estate owned.

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

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the Consolidated Balance Sheets. The Corporation’s derivative financial instruments include (1) interest rate swaps that qualify and are designated as cash flow hedges on the Corporation’s trust preferred capital notes, (2) interest rate swaps with certain qualifying commercial loan customers and dealer counterparties and (3) interest rate contracts arising from mortgage banking activities, including interest rate lock commitments (IRLCs) on mortgage loans and related forward sales of mortgage loans and mortgage backed securities. The gain or loss on the Corporation’s cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. IRLCs, forward sales contracts and interest rate swaps with loan customers and dealer counterparties are not designated as hedging instruments, and therefore changes in the fair value of these instruments are reported as noninterest income or noninterest expense, as applicable. The Corporation’s derivative financial instruments are described more fully in Note 11.

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

Share-Based Compensation: Share-based compensation expense, net of forfeitures, for the third quarter of 2019 and the first nine months of 2019 was $306,000 ($211,000 after tax) and $1.07 million ($713,000 after tax), respectively, for restricted stock granted during 2014 through 2019. As of September 30, 2019, there was $2.69 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

A summary of activity for restricted stock awards during the first nine months of 2019 and 2018 is presented below:

	2019
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2018	139,455	$45.75
Granted	16,670	51.79
Vested	(17,990)	41.55
Forfeited	(680)	50.44
Unvested, September 30, 2019	137,455	47.01

	2018
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2017	137,880	$43.52
Granted	11,610	58.30
Vested	(14,625)	40.47
Forfeited	(1,960)	43.26
Unvested, September 30, 2018	132,905	45.14

Recently Adopted Accounting Pronouncements:

On January 1, 2019, the Corporation adopted Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842)” and related amendments (collectively, ASC 842), which resulted in recognition of a lease liability and right-of-use asset in connection with leases in which the Corporation is the lessee.  Under ASC 842, lessor accounting is largely unchanged.  The Corporation elected an optional transition method to apply ASC 842 as of the adoption date on a modified retrospective basis.  Periods prior to January 1, 2019 have not been restated.  Upon adoption, the Corporation recorded a lease liability of approximately $3.14 million for its remaining payment obligations as of January 1, 2019 for leases in effect at that time, excluding leases with an original term of twelve months or less, and a corresponding right-of-use asset.  All of the Corporation’s existing leases upon adoption of ASC 842 were classified as operating leases based on the classification of each lease under previous U.S. GAAP; classification of these leases was not reconsidered upon adoption of ASC 842.  Refer to Note 5 for further information about the Corporation’s leases.

Recent Significant Accounting Pronouncements:

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as part of its project on financial instruments. Subsequently, this ASU was amended when the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” and ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief,” (collectively, ASC 326).  ASC 326 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  For public business entities that are SEC filers, the new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  In August 2019, the FASB issued a proposed ASU that would provide a deferral of the effective date of ASC 326 for many entities, including some entities that are SEC filers. At its meeting on October 16, 2019, the FASB affirmed its decision to issue a deferral, and an ASU is expected to be issued in the fourth quarter of 2019.  Based on the proposed ASU, the Corporation expects that ASC 326 will be effective for the Corporation beginning on January 1, 2023.

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

NOTE 2: Securities

The Corporation’s debt securities, all of which are classified as available for sale, are summarized as follows:

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$22,204	$2	$(26)	$22,180
Mortgage-backed securities	88,933	879	(111)	89,701
Obligations of states and political subdivisions	77,739	1,264	(15)	78,988
	$188,876	$2,145	$(152)	$190,869

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$18,008	$1	$(536)	$17,473
Mortgage-backed securities	106,787	85	(1,889)	104,983
Obligations of states and political subdivisions	91,855	840	(241)	92,454
	$216,650	$926	$(2,666)	$214,910

The amortized cost and estimated fair value of securities at September 30, 2019, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	September 30, 2019
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$37,681	$37,796
Due after one year through five years	133,691	135,024
Due after five years through ten years	12,834	13,066
Due after ten years	4,670	4,983
	$188,876	$190,869

The following table presents the gross realized gains and losses on and the proceeds from the maturities, calls and paydowns of securities. There were no sales of securities during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Realized gains from maturities and calls of securities:
Gross realized gains	$3	$5	$8	$10
Gross realized losses	—	—	—	(1)
Net realized gains	$3	$5	$8	$9
Proceeds from maturities, calls and paydowns of securities	$21,954	$12,865	$55,593	$35,267

The Corporation pledges securities primarily to secure public deposits and repurchase agreements. Securities with an aggregate amortized cost of $94.83 million and aggregate fair value of $95.89 million were pledged at September 30, 2019. Securities with an aggregate amortized cost of $110.81 million and an aggregate fair value of $109.83 million were pledged at December 31, 2018.

Securities in an unrealized loss position at September 30, 2019, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies and corporations	$7,442	$1	$8,821	$25	$16,263	$26
Mortgage-backed securities	10,828	22	13,762	89	24,590	111
Obligations of states and political subdivisions	5,777	6	2,590	9	8,367	15
Total temporarily impaired securities	$24,047	$29	$25,173	$123	$49,220	$152

There were 85 debt securities totaling $49.22 million considered temporarily impaired at September 30, 2019. The primary cause of the temporary impairments in the Corporation's investments in debt securities was fluctuations in interest rates, especially in debt securities purchased prior to 2018.  The value of debt securities declines as interest rates rise,  and interest rates were higher at September 30, 2019 than at the time these securities were purchased. The Corporation’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.  At September 30, 2019, approximately 95 percent of the Corporation's obligations of states and political subdivisions, as measured by market value, were rated “A” or better by Standard & Poor's (S&P) or Moody's Investors Service (Moody’s). Of those in an unrealized loss position, approximately 97 percent were rated “A” or better by S&P or Moody’s, as measured by market value, at September 30, 2019. For the approximately three percent not rated “A” or better, as measured by market value at September 30, 2019, the Corporation considers these to meet regulatory credit quality standards, meaning that the securities have low risk of default by the obligor and the full and timely repayment of principal and interest is expected over the expected life of the investment. Because the Corporation intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2019 and no other-than-temporary impairment loss has been recognized in net income.

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

The Corporation’s investment in restricted stock totaled $3.26 million at September 30, 2019 and consisted of Federal Home Loan Bank (FHLB) stock.  Restricted stock is generally viewed as a long-term investment, which is carried at cost because there is no market for the stock other than the FHLBs. Therefore, when evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing any temporary decline in value. The Corporation did not consider its investment in restricted stock to be other-than-temporarily impaired at September 30, 2019 and no impairment has been recognized.

NOTE 3: Loans

Major classifications of loans are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Real estate – residential mortgage	$179,960	$184,901
Real estate – construction [1]	62,554	54,461
Commercial, financial and agricultural [2]	466,349	455,935
Equity lines	52,411	55,660
Consumer	13,521	15,009
Consumer finance	313,743	296,154
	1,088,538	1,062,120
Less allowance for loan losses	(33,218)	(34,023)
Loans, net	$1,055,320	$1,028,097

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $255,000 and $275,000 of demand deposit overdrafts at September 30, 2019 and December 31, 2018, respectively.

The outstanding principal balance and the carrying amount of loans acquired pursuant to the Corporation's acquisition of Central Virginia Bank (CVB) on October 1, 2013 that were recorded at fair value at the acquisition date in the Consolidated Balance Sheets are as follows:

	September 30, 2019			December 31, 2018
	Acquired Loans -	Acquired Loans -		Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total	Credit Impaired	Performing	Total
Outstanding principal balance	$6,658	$32,920	$39,578	$9,734	$38,768	$48,502
Carrying amount
Real estate – residential mortgage	$110	$7,216	$7,326	$284	$8,823	$9,107
Commercial, financial and agricultural[1]	433	15,588	16,021	1,461	18,982	20,443
Equity lines	35	8,520	8,555	90	9,063	9,153
Consumer	—	3	3	—	6	6
Total acquired loans	$578	$31,327	$31,905	$1,835	$36,874	$38,709

[1]	Includes acquired loans classified by the Corporation as commercial real estate lending and commercial business lending.

The following table presents a summary of the change in the accretable yield of loans classified as purchased credit impaired (PCI):

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Accretable yield, balance at beginning of period	$5,987	$7,304
Accretion	(2,745)	(2,892)
Reclassification of nonaccretable difference due to improvement in expected cash flows	1,286	1,410
Other changes, net	581	(324)
Accretable yield, balance at end of period	$5,109	$5,498

Loans on nonaccrual status were as follows:

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Real estate – residential mortgage	$563	$594
Commercial, financial and agricultural:
Commercial business lending	—	24
Equity lines	302	883
Consumer	119	—
Consumer finance	527	712
Total loans on nonaccrual status	$1,511	$2,213

The past due status of loans as of September 30, 2019 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$1,120	$163	$352	$1,635	$110	$178,215	$179,960	$318
Real estate – construction:
Construction lending	—	—	—	—	—	48,164	48,164	—
Consumer lot lending	—	—	—	—	—	14,390	14,390	—
Commercial, financial and agricultural:
Commercial real estate lending	1,331	1,233	315	2,879	433	309,072	312,384	315
Land acquisition and development lending	—	—	—	—	—	41,241	41,241	—
Builder line lending	—	—	—	—	—	29,606	29,606	—
Commercial business lending	125	120	—	245	—	82,873	83,118	—
Equity lines	73	97	397	567	35	51,809	52,411	92
Consumer	20	7	7	34	—	13,487	13,521	7
Consumer finance	8,841	1,558	527	10,926	—	302,817	313,743	—
Total	$11,510	$3,178	$1,598	$16,286	$578	$1,071,674	$1,088,538	$732

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $431,000, 30-59 days past due of $213,000 and 90+ days past due of $867,000.

The past due status of loans as of December 31, 2018 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$1,221	$—	$37	$1,258	$284	$183,359	$184,901	$9
Real estate – construction:
Construction lending	—	—	—	—	—	42,051	42,051	—
Consumer lot lending	—	—	—	—	—	12,410	12,410	—
Commercial, financial and agricultural:
Commercial real estate lending	—	—	315	315	1,461	309,057	310,833	315
Land acquisition and development lending	—	—	—	—	—	43,404	43,404	—
Builder line lending	—	—	—	—	—	31,201	31,201	—
Commercial business lending	163	19	24	206	—	70,291	70,497	—
Equity lines	46	584	325	955	90	54,615	55,660	—
Consumer	31	—	—	31	—	14,978	15,009	—
Consumer finance	11,419	1,965	712	14,096	—	282,058	296,154	—
Total	$12,880	$2,568	$1,413	$16,861	$1,835	$1,043,424	$1,062,120	$324

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $458,000, 30-59 days past due of $97,000, 60‑89 days past due of $560,000 and 90+ days past due of $1.10 million.

Loan modifications that were classified as troubled debt restructurings (TDRs) and the recorded investment in those loans at the time of their modification, during the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,
	2019		2018
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Loans	Investment	Loans	Investment
Real estate – residential mortgage	2	$95	—	$—
Consumer	—	—	1	5
Total	2	$95	1	$5

	Nine Months Ended September 30,
	2019		2018
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Loans	Investment	Loans	Investment
Real estate – residential mortgage	2	$95	—	$—
Consumer	1	121	1	$5
Total	3	$216	1	$5

Both TDRs during the three months ended September 30, 2019 included a modification of the loan’s payment structure.  One TDR during the nine months ended September 30, 2019 included a modification of the loan’s interest rate.  One TDR during the three and nine months ended September 30, 2018 included a modification of the loan’s interest rate.

All TDRs are considered impaired loans and are individually evaluated in the determination of the allowance for loan losses. A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due. The specific reserve associated with a TDR is reevaluated when a TDR payment default occurs. There were no TDR payment defaults during the nine months ended September 30, 2019 and 2018.

Impaired loans, which included TDRs of $4.53 million, and the related allowance at September 30, 2019 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$2,921	$1,279	$1,525	$81	$2,904	$105
Commercial, financial and agricultural:
Commercial real estate lending	1,588	7	1,564	75	1,601	62
Equity lines	225	30	187	187	217	2
Consumer	131	—	123	119	124	—
Total	$4,865	$1,316	$3,399	$462	$4,846	$169

Impaired loans, which included TDRs of $5.45 million, and the related allowance at December 31, 2018 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,057	$1,288	$1,677	$92	$3,056	$142
Commercial, financial and agricultural:
Commercial real estate lending	2,468	1,498	927	10	2,653	132
Commercial business lending	33	25	—	—	26	—
Equity lines	365	31	326	326	359	2
Consumer	5	—	5	—	5	—
Total	$5,928	$2,842	$2,935	$428	$6,099	$276

NOTE 4: Allowance for Loan Losses

The following table presents the changes in the allowance for loan losses by major classification during the nine months ended September 30, 2019:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2018	$2,246	$727	$6,688	$1,106	$257	$22,999	$34,023
Provision (credited) charged to operations	(85)	77	103	(214)	229	5,895	6,005
Loans charged off	(46)	—	(29)	(19)	(261)	(10,092)	(10,447)
Recoveries of loans previously charged off	20	—	4	—	173	3,440	3,637
Balance at September 30, 2019	$2,135	$804	$6,766	$873	$398	$22,242	$33,218

The following table presents the changes in the allowance for loan losses by major classification during the nine months ended September 30, 2018:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2017	$2,371	$605	$7,478	$688	$231	$24,353	$35,726
Provision (credited) charged to operations	(122)	174	(625)	450	123	7,700	7,700
Loans charged off	—	—	(2)	—	(248)	(11,743)	(11,993)
Recoveries of loans previously charged off	52	—	46	—	174	3,254	3,526
Balance at September 30, 2018	$2,301	$779	$6,897	$1,138	$280	$23,564	$34,959

The following table presents, as of September 30, 2019, the balance of the allowance for loan losses and the balance of loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$81	$—	$75	$187	$119	$—	$462
Collectively evaluated for impairment	2,054	804	6,691	686	279	22,242	32,756
Acquired loans - PCI	—	—	—	—	—	—	—
Total allowance	$2,135	$804	$6,766	$873	$398	$22,242	$33,218
Loans:
Individually evaluated for impairment	$2,804	$—	$1,571	$217	$123	$—	$4,715
Collectively evaluated for impairment	177,046	62,554	464,345	52,159	13,398	313,743	1,083,245
Acquired loans - PCI	110	—	433	35	—	—	578
Total loans	$179,960	$62,554	$466,349	$52,411	$13,521	$313,743	$1,088,538

The following table presents, as of December 31, 2018, the balance of the allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$92	$—	$10	$326	$—	$—	$428
Collectively evaluated for impairment	2,154	727	6,678	780	257	22,999	33,595
Acquired loans - PCI	—	—	—	—	—	—	—
Total allowance	$2,246	$727	$6,688	$1,106	$257	$22,999	$34,023
Loans:
Individually evaluated for impairment	$2,965	$—	$2,450	$357	$5	$—	$5,777
Collectively evaluated for impairment	181,652	54,461	452,024	55,213	15,004	296,154	1,054,508
Acquired loans - PCI	284	—	1,461	90	—	—	1,835
Total loans	$184,901	$54,461	$455,935	$55,660	$15,009	$296,154	$1,062,120

Loans by credit quality indicators as of September 30, 2019 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$176,844	$1,313	$1,240	$563	$179,960
Real estate – construction:
Construction lending	48,164	—	—	—	48,164
Consumer lot lending	14,390	—	—	—	14,390
Commercial, financial and agricultural:
Commercial real estate lending	311,126	867	391	—	312,384
Land acquisition and development lending	32,017	9,224	—	—	41,241
Builder line lending	29,606	—	—	—	29,606
Commercial business lending	82,673	376	69	—	83,118
Equity lines	51,699	237	173	302	52,411
Consumer	13,401	—	1	119	13,521
	$759,920	$12,017	$1,874	$984	$774,795

[1]	At September 30, 2019, the Corporation did not have any loans classified as Doubtful or Loss.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$313,216	$527	$313,743

Loans by credit quality indicators as of December 31, 2018 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$180,232	$2,832	$1,243	$594	$184,901
Real estate – construction:
Construction lending	42,051	—	—	—	42,051
Consumer lot lending	12,410	—	—	—	12,410
Commercial, financial and agricultural:
Commercial real estate lending	306,578	3,801	454	—	310,833
Land acquisition and development lending	33,156	10,248	—	—	43,404
Builder line lending	31,201	—	—	—	31,201
Commercial business lending	69,897	576	—	24	70,497
Equity lines	54,289	389	99	883	55,660
Consumer	14,998	5	6	—	15,009
	$744,812	$17,851	$1,802	$1,501	$765,966

[1]	At December 31, 2018, the Corporation did not have any loans classified as Doubtful or Loss.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$295,442	$712	$296,154

NOTE 5: Leases

The Corporation’s leases comprise primarily leases of real estate and office equipment in which the Corporation is the lessee, and all of which are classified as operating leases.  Lease cost for the three and nine months ended September 30, 2019 is set forth in the table below.

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2019
Operating lease cost	$422	$1,256
Short-term lease cost	30	98
Variable lease cost	19	37
Total lease cost	$471	$1,391

Variable lease payments primarily represent payments for common area maintenance related to real estate leases and taxes and fees related to equipment leases.

Cash paid for amounts included in the measurement of lease liabilities during the three and nine months ended September 30, 2019 were $427,000 and $1.16 million, respectively.  As of September 30, the weighted average remaining lease term and discount rate for the Corporation’s leases were 3.0 years and 3.3%, respectively. Right-of-use assets and lease liabilities of $3.17 million each were included in other assets and other liabilities, respectively, as of September 30, 2019. During the three and nine months ended September 30, 2019, the Corporation obtained right-of-use assets in exchange for lease liabilities of $72,000 and $1.12 million, respectively.

The Corporation adopted ASC 842 effective January 1, 2019.  Prior to January 1, 2019, the Corporation measured lease expense in accordance with FASB Accounting Standards Codification (ASC) Topic 840.  During the three and nine months ended September 30, 2018, the Corporation recognized lease expense of $344,000 and $1.28 million, respectively.

Certain of the Corporation’s leases contain options to extend the lease term beyond the initial term.  Options to extend the lease term are recognized as part of the Corporation’s lease liabilities and right-of-use assets at the commencement of a lease to the extent the Corporation is reasonably certain to exercise such options.

Maturities of the Corporation’s lease liabilities are set forth in the table below.

As of
(Dollars in thousands)	September 30, 2019
2019	$282
2020	1,497
2021	902
2022	288
2023	126
Thereafter	225
Total	3,320
Imputed interest	(149)
Lease liabilities	$3,171

The table above excludes payments of $4.94 million related to two lease agreements that have been executed where the Corporation has not obtained control of the real estate properties under lease as of September 30, 2019 and has therefore not recognized a lease liability or right-of-use asset.

NOTE 6: Equity, Other Comprehensive Income and Earnings Per Share

Equity and Noncontrolling Interest

During the third quarter and first nine months of 2019, the Corporation repurchased 21,337 and 86,523 shares of its common stock, respectively, for an aggregate cost of $1.10 million and $4.39 million, respectively, under share repurchase programs authorized by its Board of Directors. Additionally during the first nine months of 2019 and 2018, the Corporation withheld 5,341 shares and 3,947 shares of its common stock, respectively, from employees to satisfy tax withholding obligations upon vesting of restricted stock.

In the first quarter of 2019, C&F Select LLC, a subsidiary of C&F Mortgage, issued a 49 percent ownership interest to an unrelated third party in exchange for $490,000. The holder of this noncontrolling interest financed the investment through a loan obtained from C&F Bank.

Accumulated Other Comprehensive Loss

The following table presents the cumulative balances of the components of accumulated other comprehensive loss, net of deferred taxes of $628,000 and $1.23 million as of September 30, 2019 and December 31, 2018, respectively.

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Net unrealized gains (losses) on securities	$1,575	$(1,375)
Net unrecognized (losses) gains on cash flow hedges	(381)	215
Net unrecognized losses on defined benefit plan	(3,441)	(3,512)
Total accumulated other comprehensive loss	$(2,247)	$(4,672)

Earnings Per Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2019	2018
Net income attributable to C&F Financial Corporation	$4,880	$5,101
Weighted average shares outstanding—basic and diluted	3,430,298	3,503,371

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Net income attributable to C&F Financial Corporation	$14,494	$14,063
Weighted average shares outstanding - basic and diluted	3,459,191	3,502,550

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

NOTE 7: Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost for the Bank’s non-contributory cash balance pension plan.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost, included in salaries and employee benefits	$305	$309	$914	$923

Other components of net periodic benefit cost:
Interest cost	152	138	456	384
Expected return on plan assets	(324)	(373)	(973)	(1,039)
Amortization of prior service credit	(17)	(16)	(51)	(46)
Recognized net actuarial losses	47	32	141	93
Other components of net periodic benefit cost, included in other noninterest income	(142)	(219)	(427)	(608)

Net periodic benefit cost	$163	$90	$487	$315

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At September 30, 2019 and December 31, 2018, the Corporation’s entire investment securities portfolio was comprised of securities available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are ICE Data Services (ICE) and Thomson Reuters Pricing Service (TRPS).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. ICE provides evaluated prices for the Corporation’s obligations of states and political subdivisions category of securities.  ICE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  TRPS provides evaluated prices for the Corporation’s U.S. government agencies and corporations and mortgage-backed categories of securities.  Fixed-rate callable securities of the U.S. government agencies and corporations category are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to relative to-be-announced mortgage-backed securities (TBA securities) or other benchmark prices. TBA securities prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables. Fixed-rate securities issued by the Small Business Association in the mortgage backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis.

	September 30, 2019
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$22,180	$—	$22,180
Mortgage-backed securities	—	89,701	—	89,701
Obligations of states and political subdivisions	—	78,988	—	78,988
Total securities available for sale	—	190,869	—	190,869
Loans held for sale	—	98,357	—	98,357
Derivatives
IRLC	—	1,760	—	1,760
Interest rate swaps on loans	—	3,484	—	3,484
Total assets	$—	$294,470	$—	$294,470

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$3,484	$—	$3,484
Cash flow hedges	—	592	—	592
Forward sales of TBA securities	—	56	—	56
Total liabilities	$—	$4,132	$—	$4,132

	December 31, 2018
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$17,473	$—	$17,473
Mortgage-backed securities	—	104,983	—	104,983
Obligations of states and political subdivisions	—	92,454	—	92,454
Total securities available for sale	—	214,910	—	214,910
Loans held for sale	—	41,895	—	41,895
Derivatives
IRLC	—	636	—	636
Interest rate swaps on loans	—	1,607	—	1,607
Cash flow hedges	—	289	—	289
Total assets	$—	$259,337	$—	$259,337

Liabilities:
Derivatives - interest rate swaps on loans	$—	$1,607	$—	$1,607
Total liabilities	$—	$1,607	$—	$1,607

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

	September 30, 2019
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

	Fair Value Measurements at September 30, 2019
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

	Carrying	Fair Value Measurements at September 30, 2019 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$145,794	$145,794	$—	$—	$145,794
Securities available for sale	190,869	—	190,869	—	190,869
Loans, net	1,055,320	—	—	1,061,512	1,061,512
Loans held for sale	98,357	—	98,357	—	98,357
Derivatives
IRLC	1,760	—	1,760	—	1,760
Interest rate swaps on loans	3,484	—	3,484	—	3,484
Bank-owned life insurance	16,348	—	16,348	—	16,348
Accrued interest receivable	6,685	6,685	—	—	6,685
Financial liabilities:
Demand deposits	836,236	836,236	—	—	836,236
Time deposits	412,344	—	412,374	—	412,374
Borrowings	161,660	—	155,269	—	155,269
Derivatives
Cash flow hedges	592	—	592	—	592
Interest rate swaps on loans	3,484	—	3,484	—	3,484
Forward sales of TBA securities	56	—	56	—	56
Accrued interest payable	1,263	1,263	—	—	1,263

	Carrying	Fair Value Measurements at December 31, 2018 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$115,013	$115,013	$—	$—	$115,013
Securities available for sale	214,910	—	214,910	—	214,910
Loans, net	1,028,097	—	—	1,021,145	1,021,145
Loans held for sale	41,895	—	41,895	—	41,895
Derivatives
IRLC	636	—	636	—	636
Interest rate swaps on loans	1,607	—	1,607	—	1,607
Cash flow hedges	289	—	289	—	289
Bank-owned life insurance	16,065	—	16,065	—	16,065
Accrued interest receivable	7,436	7,436	—	—	7,436
Financial liabilities:
Demand deposits	835,101	835,101	—	—	835,101
Time deposits	346,560	—	343,507	—	343,507
Borrowings	159,691	—	152,015	—	152,015
Derivatives - interest rate swaps on loans	1,607	—	1,607	—	1,607
Accrued interest payable	920	920	—	—	920

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

	Three Months Ended September 30, 2019
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$15,060	$814	$10,442	$—	$(2,324)	$23,992
Gains on sales of loans	—	3,205	—	—	—	3,205
Other noninterest income	2,874	1,426	132	593	—	5,025
Total operating income	17,934	5,445	10,574	593	(2,324)	32,222
Expenses:
Provision for loan losses	—	—	1,800	—	—	1,800
Interest expense	2,684	541	2,596	272	(2,324)	3,769
Salaries and employee benefits	7,173	1,742	2,233	582	—	11,730
Other noninterest expenses	5,224	1,526	1,334	488	—	8,572
Total operating expenses	15,081	3,809	7,963	1,342	(2,324)	25,871
Income (loss) before income taxes	2,853	1,636	2,611	(749)	—	6,351
Income tax expense (benefit)	460	426	710	(130)	—	1,466
Net income (loss)	$2,393	$1,210	$1,901	$(619)	$—	$4,885
Total assets	$1,436,986	$115,547	$316,158	$6,000	$(255,310)	$1,619,381
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$453	$60	$17	$—	$—	$530

	Three Months Ended September 30, 2018
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$14,350	$602	$10,650	$4	$(1,915)	$23,691
Gains on sales of loans	—	1,752	—	—	—	1,752
Other noninterest income	2,971	1,246	142	516	—	4,875
Total operating income	17,321	3,600	10,792	520	(1,915)	30,318
Expenses:
Provision for loan losses	—	—	2,400	—	—	2,400
Interest expense	1,727	282	2,418	291	(1,915)	2,803
Salaries and employee benefits	6,851	1,406	2,160	550	—	10,967
Other noninterest expenses	4,958	1,248	1,381	120	—	7,707
Total operating expenses	13,536	2,936	8,359	961	(1,915)	23,877
Income (loss) before income taxes	3,785	664	2,433	(441)	—	6,441
Income tax expense (benefit)	627	174	664	(125)	—	1,340
Net income (loss)	$3,158	$490	$1,769	$(316)	$—	$5,101
Total assets	$1,329,507	$60,592	$300,389	$4,396	$(195,280)	$1,499,604
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$692	$52	$12	$3	$—	$759

	Nine Months Ended September 30, 2019
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$44,803	$1,833	$30,952	$4	$(6,373)	$71,219
Gains on sales of loans	—	8,296	—	—	—	8,296
Other noninterest income	8,899	4,232	465	1,643	—	15,239
Total operating income	53,702	14,361	31,417	1,647	(6,373)	94,754
Expenses:
Provision for loan losses	110	—	5,895	—	—	6,005
Interest expense	7,352	1,113	7,765	867	(6,373)	10,724
Salaries and employee benefits	21,718	5,133	6,581	1,700	—	35,132
Other noninterest expenses	15,267	4,105	4,120	904	—	24,396
Total operating expenses	44,447	10,351	24,361	3,471	(6,373)	76,257
Income (loss) before income taxes	9,255	4,010	7,056	(1,824)	—	18,497
Income tax expense (benefit)	1,501	1,051	1,921	(474)	—	3,999
Net income (loss)	$7,754	$2,959	$5,135	$(1,350)	$—	$14,498
Total assets	$1,436,986	$115,547	$316,158	$6,000	$(255,310)	$1,619,381
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$1,741	$136	$57	$67	$—	$2,001

	Nine Months Ended September 30, 2018
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$40,719	$1,468	$32,230	$4	$(5,335)	$69,086
Gains on sales of loans	—	6,399	—	—	—	6,399
Other noninterest income	8,486	3,349	552	1,528	—	13,915
Total operating income	49,205	11,216	32,782	1,532	(5,335)	89,400
Expenses:
Provision for loan losses	—	—	7,700	—	—	7,700
Interest expense	4,975	642	6,900	861	(5,335)	8,043
Salaries and employee benefits	20,091	4,409	6,653	1,620	—	32,773
Other noninterest expenses	14,776	3,841	4,076	508	—	23,201
Total operating expenses	39,842	8,892	25,329	2,989	(5,335)	71,717
Income (loss) before income taxes	9,363	2,324	7,453	(1,457)	—	17,683
Income tax expense (benefit)	1,449	620	2,030	(479)	—	3,620
Net income (loss)	$7,914	$1,704	$5,423	$(978)	$—	$14,063
Total assets	$1,329,507	$60,592	$300,389	$4,396	$(195,280)	$1,499,604
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$2,286	$111	$47	$3	$—	$2,447

In the third quarter and first nine months of 2019, the Corporation recorded merger related expenses of $409,000 ($389,000 after income taxes) in connection with its pending acquisition of Peoples, of which $104,000 ($89,000 after income taxes) was allocated to the retail banking segment and the remainder was recorded as a holding company expense.

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of loan commitments at the Bank was $254.17 million at September 30, 2019 and $244.17 million at December 31, 2018, which does not include IRLCs at C&F Mortgage, which are discussed in Note 11.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $18.51 million at September 30, 2019 and $19.34 million at December 31, 2018.

C&F Mortgage sells substantially all of the residential mortgage loans it originates to third-party counterparties (i.e., investors). As is customary in the industry, the agreements with these counterparties require C&F Mortgage to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the counterparties are entitled to make loss claims and repurchase requests of C&F Mortgage for loans that contain covered deficiencies. C&F Mortgage has obtained early payment default recourse waivers for a significant portion of its business. Recourse periods for early payment default for the remaining counterparties vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. C&F Mortgage maintains an allowance for indemnifications that represents management’s estimate of losses that are probable of arising under these recourse provisions. As performance data for loans that have been sold is not made available to C&F Mortgage by the counterparties, the evaluation of potential losses is inherently subjective.  A schedule of expected losses on loans with claims or indemnifications is maintained to ensure the reserve is adequate to cover estimated losses. The allowance for indemnifications was $2.47 million at September 30, 2019 and $2.54 million at December 31, 2018.

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

Cash flow hedges.  The Corporation designates interest rate swaps as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Corporation’s trust preferred capital notes. These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Corporation’s borrowings for fixed-rate interest payments.  Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Corporation assesses the effectiveness of each hedging relationship quarterly. If the Corporation determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of September 30, 2019, the

Corporation has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2024 and June 2029.

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

At September 30, 2019, C&F Mortgage had best-efforts forward sales contracts for $84.22 million of its mortgage loans held for sale and $95.99 million of IRLCs offered to customers, and it had mandatory-delivery forward sales contracts for $5.44 million of its mortgage loans held for sale. At December 31, 2018, C&F Mortgage had best-efforts forward sales contracts for all of its mortgage loans held for sale and IRLCs.

The following tables summarize key elements of the Corporation’s derivative instruments other than forward sales of mortgage loans.  The fair values of forward sales of mortgage loans were not material to the consolidated financial statements of the Corporation at September 30, 2019 or December 31, 2018.

	September 30, 2019
	Notional			Collateral
(Dollars in thousands)	Amount	Assets	Liabilities	Pledged[1]
Cash flow hedges:
Interest rate swap contracts	$25,000	$—	$592	$—
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	66,305	3,484	—	—
Matched interest rate swaps with counterparty	66,305	—	3,484	—
Mortgage banking contracts:
IRLCs	116,927	1,760	—	—
Forward sales of TBA securities	23,250	—	56	—

	December 31, 2018
	Notional			Collateral
(Dollars in thousands)	Amount	Assets	Liabilities	Pledged[1]
Cash flow hedges:
Interest rate swap contracts	$25,000	$289	$—	$—
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	45,961	216	1,391	—
Matched interest rate swaps with counterparty	45,961	1,391	216	—
Mortgage banking contracts:
IRLCs	44,324	636	—	—

[1]	Collateral pledged may be comprised of cash or securities.

NOTE 12: Other Noninterest Expenses

The following table presents the significant components in the Consolidated Statements of Income line “Noninterest Expenses-Other.”

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Data processing fees	$2,093	$1,879	$5,989	$5,524
Professional fees	1,061	634	2,414	2,152
Marketing and advertising expenses	485	379	1,293	1,222
Travel and educational expenses	290	257	996	928
Telecommunication expenses	337	336	985	1,015
All other noninterest expenses	2,080	2,015	6,155	6,098
Total other noninterest expenses	$6,346	$5,500	$17,832	$16,939

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to: statements regarding expected future financial performance; expected likelihood, timing and effects of the Corporation’s pending acquisition (the Merger) of Peoples Bankshares, Incorporated (Peoples), including the expected levels of merger related expenses to be incurred by the Corporation and the potential impact of the Merger on the Corporation’s and C&F Bank’s liquidity and capital levels; strategic business initiatives and the anticipated effects thereof, including personnel additions and the expansion of the indirect lending program to include marine and recreational vehicles (RVs); technology initiatives; liquidity and capital levels; net interest margin compression and the Corporation’s ability to manage net interest margin; the effect of future market and industry trends, including competitive trends in the non-prime consumer finance markets, the Corporation’s and each business segment’s loan portfolio, and business prospects related to each segment’s loan portfolio, including future lending and growth in loans outstanding; asset quality and adequacy of the allowance for loan losses and the level of future charge-offs; trends regarding the provision for loan losses, net loan charge-offs, levels of nonperforming assets and troubled debt restructurings (TDRs); expenses associated with nonperforming assets; the utilization of scorecard models and the performance of loans purchased using those models; the effects of future interest rate levels and fluctuations; the amount and timing of accretion associated with the fair value accounting adjustments recorded in connection with the 2013 acquisition of Central Virginia Bankshares, Inc. (CVBK); adequacy of the allowance for indemnification losses; levels of noninterest income and expense; interest rates and yields including possible future interest rate changes; the deposit portfolio including trends in deposit maturities and rates; interest rate sensitivity; market risk; regulatory developments; monetary policy implemented by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) including changes to the Federal Funds rate; capital requirements; growth strategy; hedging strategy; and, financial and other goals. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

•	the ability of the Corporation to complete the pending Merger, including obtaining the required regulatory approvals and the approval of Peoples shareholders within the expected time period

•	the possibility that any of the anticipated benefits of the pending Merger will not be realized or will not be realized within the expected time period

•	the ability of the Corporation to successfully integrate the operations of Peoples Community Bank into C&F Bank

•	customer and employee relationships and business operations as a result of disruptions caused by the pending Merger

•	interest rates, such as changes or volatility in the Federal Funds rate, yields on U.S. Treasury securities or mortgage rates

•	general business conditions, as well as conditions within the financial markets

•	general economic conditions, including unemployment levels and slowdowns in economic growth

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

•	the value of securities held in the Corporation’s investment portfolios

•	demand for loan products and the impact of changes in demand on loan growth

•	the quality or composition of the loan portfolios and the value of the collateral securing those loans

•	the commercial and residential real estate markets

•	the inventory level and pricing of new and used automobiles, including sales prices of repossessed vehicles

•	the level of net charge-offs on loans and the adequacy of our allowance for loan losses

•	deposit flows

•	demand in the secondary residential mortgage loan markets

•	the level of indemnification losses related to mortgage loans sold

•	the strength of the Corporation’s counterparties and the economy in general

•	competition from both banks and non-banks, including competition in the non-prime automobile finance markets

•	demand for financial services in the Corporation’s market area

•	the Corporation's branch and market expansions, technology initiatives and other strategic initiatives

•	cyber threats, attacks or events

•	reliance on third parties for key services

•	C&F Bank’s product offerings

•	accounting principles, policies and guidelines, and elections made by the Corporation thereunder.

These risks and uncertainties, and the risks discussed in more detail in Item 1A. “Risk Factors,” of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2018, and in Item 1A. “Risk Factors,” of Part II of this Quarterly Report on Form 10-Q, should be considered in evaluating the forward-looking statements contained herein.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires us to make estimates and assumptions. Those accounting policies with the greatest uncertainty and that require management’s most difficult, subjective or complex judgments affecting the application of these policies, and the greatest likelihood that materially different amounts would be reported under different conditions, or using different assumptions, are described below.

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

The Corporation's PCI loans currently consist of loans acquired in connection with the acquisition of Central Virginia Bank (CVB), the banking subsidiary of CVBK. PCI loans that were classified as nonperforming loans by CVB are no longer classified as nonperforming so long as, at quarterly re-estimation periods, we believe we will fully collect the new carrying value of the pools of loans.

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

Other Real Estate Owned (OREO): Assets acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the fair value less estimated costs to sell at the date of foreclosure. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of similar properties, length of time the properties have been held, and our ability and intention with regard to continued ownership of the properties. The Corporation may incur additional write-downs of foreclosed assets to fair value less estimated costs to sell if valuations indicate a further deterioration in market conditions.  Assets previously held and used as corporate premises and equipment are reclassified as OREO when the Corporation has decided to dispose of such assets and they are marketed for sale.

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

Derivative Financial Instruments:  The Corporation uses derivatives primarily to manage risk associated with changing interest rates and to assist customers with their risk management objectives. The Corporation’s derivative financial instruments may include (1) interest rate swaps that qualify and are designated as cash flow hedges on the Corporation’s trust preferred capital notes, (2) interest rate swaps with certain qualifying commercial loan customers and dealer counterparties and (3) interest rate contracts arising from mortgage banking activities, including interest rate lock commitments (IRLCs) on mortgage loans and related forward sales of mortgage loans and mortgage backed securities. The gain or loss on the Corporation’s cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. IRLCs, forward sales contracts and interest rate swaps with loan customers and dealer counterparties are not designated as hedging instruments, and therefore changes in the fair value of these instruments are reported in the Consolidated Statements of Income.

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

Financial Performance Measures

Net income for the Corporation was $4.9 million for the third quarter of 2019, or $1.42 per share, compared with net income of $5.1 million for the third quarter of 2018, or $1.46 per share.  Net income for the Corporation was $14.5 million for the first nine months of 2019, or $4.19 per share, compared with net income of $14.1 million for the first nine months of 2018, or $4.02 per share.  The Corporation’s annualized ROE and ROA were 12.28 percent and 1.25 percent, respectively, for the third quarter of 2019, compared to 13.81 percent and 1.35 percent, respectively, for the third quarter of 2018.  The Corporation’s annualized ROE and ROA were 12.45 percent and 1.25 percent, respectively, for the first nine months of 2019, compared to 13.02 percent and 1.24 percent, respectively, for the first nine months of 2018.

Excluding merger related costs incurred in connection with the Corporation’s pending acquisition of Peoples, adjusted net income for the third quarter and first nine months of 2019 was $5.3 million, or $1.54 per share, and $14.9 million, or $4.30 per share, respectively. Adjusted ROE and adjusted ROA, which exclude merger related costs, were 13.26 percent and 1.35 percent, respectively, for the third quarter of 2019. Adjusted ROE and adjusted ROA for the first nine months of 2019 were 12.78 percent and 1.29 percent, respectively. Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net income, adjusted earnings per share, adjusted ROE and adjusted ROA, which are non-GAAP financial measures, to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

Principal Business Segments

An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in the section “Results of Operations.”

Retail Banking:  The retail banking segment reported net income of $2.4 million for the third quarter of 2019, compared to net income of $3.2 million for the third quarter of 2018.  For the first nine months of 2019, the retail banking segment reported net income of $7.8 million, compared to $7.9 million for the first nine months of 2018.  Retail banking segment net income for the third quarter and first nine months of 2019 included merger related expenses of $104,000 ($89,000 after income taxes).

For the third quarter of 2019, compared to the third quarter of 2018, retail banking segment net income decreased primarily as a result of (1) lower interest income on certain purchased loans, as discussed below, (2) higher operating expenses associated with C&F Bank adding new talent to its commercial lending team in the Richmond and Charlottesville markets and investing in technology infrastructure to support continued growth, (3) higher average rates on interest-bearing deposit accounts and (4) merger related expenses, which were partially offset by (1) higher average loans outstanding, which contributed to higher interest income, (2) higher interchange income and (3) lower expense associated with the Federal Deposit Insurance Corporation (FDIC) insurance assessment as a result of credits available to banks with less than $10 billion in total assets.  For the first nine months of 2019, compared to the first nine months of 2018, retail banking segment net income decreased primarily as a result of (1) higher operating expenses as discussed above, (2) higher average rates on interest-bearing deposit accounts, (3) lower service charges on deposit accounts resulting from fewer overdraft fees charged and (4) merger related expenses, which were partially offset by (1) higher average loans outstanding and higher yields on loans, which contributed to higher interest income, (2) higher interchange income and (3) lower expense associated with the FDIC insurance assessment.

The recognition of interest income on purchased credit impaired (PCI) loans is based on management’s expectation of future payments of principal and interest. Certain PCI loans have paid off earlier than expected during 2019 and 2018, affecting the recognition of interest income as repayments occur. Interest income recognized on PCI loans was $985,000 and $2.7 million for the third quarter and first nine months of 2019, respectively, compared to $1.5 million and $2.9 million for the third quarter and first nine months of 2018, respectively.

Average loans increased $44.6 million or 6.1 percent for the third quarter of 2019 and $42.9 million or 5.9 percent for the first nine months of 2019, compared to the same periods in 2018, due primarily to growth in the commercial business lending, acquisition and development, and commercial real estate segments of the loan portfolio. C&F Bank’s total nonperforming assets were $2.1 million at September 30, 2019, compared to $1.7 million at December 31, 2018. Nonperforming assets at September 30, 2019 included $1.1 million in other real estate owned, compared to $246,000 at December 31, 2018, and $950,000 in nonaccrual loans, compared to $1.5 million at December 31, 2018.  As previously announced, C&F Bank consolidated its Bellgrade branch in Midlothian, Virginia into a nearby branch in the third quarter of 2019, and reclassified $835,000 of land and buildings into other real estate owned.

Mortgage Banking:  The mortgage banking segment reported net income of $1.2 million for the third quarter of 2019, compared to net income of $490,000 for the third quarter of 2018. For the first nine months of 2019, the mortgage banking segment reported net income of $3.0 million, compared to net income of $1.7 million for the first nine months of 2018.

The increase in net income of the mortgage banking segment for the third quarter and first nine months of 2019 compared to the same periods in 2018 was due primarily to higher gains on sales of loans, resulting from higher loan production, which was partially offset by higher compensation expense related to higher loan volume. Mortgage loan originations for the mortgage banking segment were $286.9 million and $672.4 million in the third quarter and first nine months of 2019, respectively, compared to $191.1 million and $538.7 million for the same periods in 2018. Loan production for the third quarter of 2019 was the highest reported by the mortgage banking segment for any fiscal quarter since the second quarter of 2009 when home sales were supported by a federal income tax credit for first-time home buyers.  Lower interest rates on mortgage loans have contributed to an increase in volume in the mortgage industry in the third quarter and first nine months of 2019 compared to the same periods in 2018.

Mortgage loan originations during the third quarter of 2019 for refinancings and home purchases were $93.4 million and $193.5 million, respectively, compared to $21.0 million and $170.0 million, respectively, during the third quarter of 2018. Mortgage loan originations during the first nine months of 2019 for refinancings and home purchases were $147.1 million and $525.4 million, respectively, compared to $64.6 million and $474.1 million, respectively, during the first nine months of 2018.

Consumer Finance:  The consumer finance segment reported net income of $1.9 million for the third quarter of 2019, compared to net income of $1.8 million for the third quarter of 2018.  For the first nine months of 2019, the consumer finance segment reported net income of $5.1 million, compared to net income of $5.4 million for the first nine months of 2018.

Factors having a favorable effect on the net income of the consumer finance segment for the third quarter and first nine months of 2019 compared to the same periods in 2018 included a decline in the provision for loan losses of $600,000 and $1.8 million, respectively, as a result of lower charge-offs and improving credit quality of the portfolio, as discussed below. Factors having an unfavorable effect on the net income of the consumer finance segment for the same periods included (1) lower loan yields resulting from competition in the non-prime automobile loan business and the acquisition of automobile loan contracts with higher credit metrics and lower interest rates, as well as relatively lower yields on prime marine and recreational vehicle (RV) loans, and (2) an increase in the cost of variable-rate borrowings resulting from higher short-term interest rates during the third quarter and first nine months of 2019 compared to the same periods in 2018.

The annualized net charge-off ratio for the first nine months of 2019 decreased to 2.91 percent from 3.84 percent for the first nine months of 2018. The decline reflects a lower number of charge-offs during 2019 as a result of the consumer finance segment’s purchasing automobile loan contracts with higher credit metrics beginning in 2016. At September 30, 2019, total delinquent loans as a percentage of total loans was 3.48 percent, compared to 4.76 percent at December 31, 2018 and 4.30 percent at September 30, 2018. The allowance for loan losses was $22.2 million, or 7.09 percent of total loans at September 30, 2019, compared to $23.0 million, or 7.77 percent of total loans at December 31, 2018. The decrease in the level of the allowance for loan losses as a percentage of total loans was due primarily to lower net charge-offs on non-prime automobile loans.  At September 30, 2019, compared to December 31, 2018, the higher composition within the consumer finance segment’s loan portfolio of prime marine and RV loans accounted for approximately 15 basis points of the 68 basis points decrease in the ratio of the allowance for loan losses to total loans.

Acquisition of Peoples.    On August 13, 2019, the Corporation entered into an agreement with Peoples, pursuant to which Peoples has agreed to merge with and into the Corporation.  Peoples and its wholly-owned Virginia chartered commercial banking subsidiary, Peoples Community Bank, serve the Northern Neck area of eastern Virginia through five bank branch locations.  Following the proposed merger of Peoples with and into the Corporation, Peoples Community Bank is expected to be merged with and into C&F Bank.  Completion of the transaction remains subject to certain conditions, including approval of the transaction by appropriate federal and state banking regulatory agencies and approval of the transaction by Peoples shareholders.  Upon completion of the Merger, Peoples shareholders will receive 0.5366 shares of the Corporation’s common stock and $27.00 in cash for each share of Peoples common stock. The stock and cash consideration has an aggregate value of approximately $21.32 million based on the November 6, 2019 closing price of $51.20 per share of the Corporation’s common stock.  The Corporation expects to complete the Merger in early 2020.

In the third quarter and first nine months of 2019, the Corporation recorded merger related expenses of $409,000 ($389,000 after income taxes) in connection with its pending acquisition of Peoples, of which $104,000 ($89,000 after income taxes) was allocated to the retail banking segment and the remainder was recorded as a holding company expense.  The Corporation estimates that it will incur aggregate merger related expenses of approximately $2.0 million after income taxes in connection with the Merger.

Capital Management. Total equity was $162.1 million at September 30, 2019, compared to $152.0 million at December 31, 2018. Capital growth resulted primarily from earnings for the first nine months of 2019, which was offset in part by share repurchases of $4.7 million, as further described below, and dividends declared of $1.11 per share during the first nine months of 2019. For the third quarter of 2019, the Corporation paid a cash dividend on October 1, 2019 of $0.37 per share, which equated to a payout ratio of 26.1 percent of third quarter earnings per share. The dividend payout ratio was 26.5 percent for the first nine months of 2019.  The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital requirements and expected future earnings.

On May 21, 2019, the Board of Directors authorized a program, effective June 1, 2019, to repurchase up to $5.0 million of the Corporation’s common stock through May 31, 2020 (the Repurchase Program).  As of September 30, 2019, the Corporation had repurchased 33,437 shares of its common stock at an aggregate cost of $1.7 million, and remained authorized to purchase up to $3.3 million of the Corporation’s common stock under the Repurchase Program. Under the previous share repurchase program, which was last authorized by the Board of Directors in April 2018 and which expired on May 31, 2019, the Corporation made aggregate repurchases of its common stock of $3.8 million between November 2018 and May 2019. At September 30, 2019, the book value per share of the Corporation’s common stock was $47.34, and tangible book value per share was $42.85, compared to $42.72 and $38.25, respectively, at September 30, 2018.

The pending acquisition of Peoples is expected to generate goodwill and other intangible assets that will be excluded from the regulatory capital of C&F Bank, which may result in a decrease in C&F Bank’s regulatory capital ratios.  C&F Bank expects to remain well-capitalized following the completion of the pending acquisition and to have sufficient deployable capital to support future growth opportunities.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three and nine months ended September 30, 2019 and 2018.  Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Accretion and amortization of fair value purchase adjustments are included in the computation of yields on loans and investments and on the cost of borrowings acquired in connection with the purchase of CVB. The CVB accretion contributed approximately 34 basis points to the yield on loans and 27 basis points to both the yield on interest earning assets and the net interest margin for the third quarter of 2019, compared to approximately 40 basis points to the yield on loans and 30 basis points to both the yield on interest earning assets and the net interest margin for the third quarter of 2018. The CVB accretion contributed approximately 32 basis points to the yield on loans and 25 basis points to both the yield on interest earning assets the net interest margin for the first nine months of 2019, compared to approximately 32 basis points to the yield on loans and 24 basis points to both the yield on interest earning assets and the net interest margin for the first nine months of 2018. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis, which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid using the federal corporate income tax rate of 21 percent that was applicable for all periods presented.

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended September 30,
	2019			2018
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$128,505	$774	2.41%	$139,198	$815	2.34%
Tax-exempt	68,868	638	3.71	86,011	855	3.98
Total securities	197,373	1,412	2.86	225,209	1,670	2.97
Total loans	1,176,729	22,260	7.51	1,083,456	21,679	7.94
Interest-bearing deposits in other banks	94,625	460	1.93	112,071	527	1.87
Total earning assets	1,468,727	24,132	6.52	1,420,736	23,876	6.67
Allowance for loan losses	(33,730)			(35,336)
Total non-earning assets	131,305			127,644
Total assets	$1,566,302			$1,513,044

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$209,128	275	0.52	$213,727	211	0.39
Money market deposit accounts	192,354	236	0.49	214,549	173	0.32
Savings accounts	120,170	27	0.09	117,233	27	0.09
Certificates of deposit, $100 or more	215,655	1,070	1.97	172,300	551	1.27
Other certificates of deposit	188,114	798	1.68	176,539	469	1.05
Interest-bearing deposits	925,421	2,406	1.03	894,348	1,431	0.63
Borrowings	160,340	1,363	3.40	166,295	1,372	3.30
Total interest-bearing liabilities	1,085,761	3,769	1.38	1,060,643	2,803	1.05
Noninterest-bearing demand deposits	286,211			276,555
Other liabilities	35,224			28,142
Total liabilities	1,407,196			1,365,340
Equity	159,106			147,704
Total liabilities and equity	$1,566,302			$1,513,044
Net interest income		$20,363			$21,073
Interest rate spread			5.14%			5.62%
Interest expense to average earning assets (annualized)			1.02%			0.79%
Net interest margin (annualized)			5.50%			5.88%

	Nine Months Ended September 30,
	2019			2018
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$134,125	$2,448	2.43%	$136,411	$2,339	2.29%
Tax-exempt	73,169	2,080	3.79	88,066	2,641	4.00
Total securities	207,294	4,528	2.91	224,477	4,980	2.96
Total loans	1,138,532	65,514	7.69	1,070,387	63,135	7.89
Interest-bearing deposits in other banks	100,495	1,631	2.17	123,208	1,544	1.68
Total earning assets	1,446,321	71,673	6.62	1,418,072	69,659	6.57
Allowance for loan losses	(33,887)			(35,587)
Total non-earning assets	129,621			127,042
Total assets	$1,542,055			$1,509,527

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$217,080	894	0.55	$222,746	570	0.34
Money market deposit accounts	198,355	757	0.51	217,970	480	0.29
Savings accounts	120,515	86	0.10	116,432	73	0.08
Certificates of deposit, $100 or more	201,022	2,716	1.81	173,538	1,601	1.23
Other certificates of deposit	182,793	2,082	1.52	177,958	1,356	1.02
Interest-bearing deposits	919,765	6,535	0.95	908,644	4,080	0.60
Borrowings	159,963	4,189	3.49	166,763	3,963	3.17
Total interest-bearing liabilities	1,079,728	10,724	1.33	1,075,407	8,043	1.00
Noninterest-bearing demand deposits	275,269			263,037
Other liabilities	31,804			27,141
Total liabilities	1,386,801			1,365,585
Equity	155,254			143,942
Total liabilities and equity	$1,542,055			$1,509,527
Net interest income		$60,949			$61,616
Interest rate spread			5.29%			5.57%
Interest expense to average earning assets (annualized)			0.99%			0.76%
Net interest margin (annualized)			5.63%			5.81%

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

TABLE 2: Rate-Volume Recap

	Three Months Ended September 30, 2019 from 2018
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$(1,217)	$1,798	$581
Securities:
Taxable	23	(64)	(41)
Tax-exempt	(55)	(162)	(217)
Interest-bearing deposits in other banks	17	(84)	(67)
Total interest income	(1,232)	1,488	256
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	69	(5)	64
Money market deposit accounts	83	(20)	63
Savings accounts	—	—	—
Certificates of deposit, $100 or more	356	163	519
Other certificates of deposit	296	33	329
Total interest-bearing deposits	804	171	975
Borrowings	41	(50)	(9)
Total interest expense	845	121	966
Change in net interest income	$(2,077)	$1,367	$(710)

	Nine Months Ended September 30, 2019 from 2018
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$(1,613)	$3,992	$2,379
Securities:
Taxable	147	(38)	109
Tax-exempt	(133)	(428)	(561)
Interest-bearing deposits in other banks	403	(316)	87
Total interest income	(1,196)	3,210	2,014
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	338	(14)	324
Money market deposit accounts	324	(47)	277
Savings accounts	12	1	13
Certificates of deposit, $100 or more	835	280	1,115
Other certificates of deposit	688	38	726
Total interest-bearing deposits	2,197	258	2,455
Borrowings	391	(165)	226
Total interest expense	2,588	93	2,681
Change in net interest income	$(3,784)	$3,117	$(667)

Net interest income, on a taxable-equivalent basis, for the three months ended September 30, 2019 was $20.4 million, compared to $21.1 million for the three months ended September 30, 2018. Net interest income, on a taxable-equivalent basis, for the first nine months of 2019 was $60.9 million, compared to $61.6 million for the first nine months of 2018. Annualized net interest margin decreased 38 basis points to 5.50 percent for the third quarter of 2019 and decreased 18 basis points to 5.63 percent for the first nine months of 2019, relative to the same periods in 2018, as costs of interest-bearing liabilities increased for both periods, while the yields on interest-earning assets decreased for the third quarter of 2019 as compared to the third quarter of 2018.  For the third quarter of 2019, the yield on interest-earning assets decreased by 15 basis points compared to the third quarter of 2018 as the average yield on loans decreased, which was partially offset by the effect of loans growing as a percentage of average earning assets. For the first nine months of 2019, the yield on interest-earning assets increased by five basis points compared to the first nine months of 2018 as loans grew as a percentage of average earning assets, while the average yield on loans decreased.  Average earning assets grew by $48.0 million and $28.2 million for the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018. The cost of interest-bearing liabilities increased by 33 basis points for both the third quarter and first nine months of 2019 compared to the same periods in 2018, resulting primarily from higher costs of deposits and borrowings.

Average loans, which includes both loans held for investment and loans held for sale, increased $93.3 million to $1.2 billion for the third quarter of 2019 and increased $68.1 million to $1.1 billion for the first nine months of 2019, compared to the same periods in 2018. Average loans held for investment at the retail banking segment increased $44.6 million, or 6.1 percent, for the third quarter of 2019 and increased $42.8 million, or 5.9 percent, for the first nine months of 2019, compared to the same periods in 2018, due primarily to growth in the commercial business lending and acquisition and development lending segments of the loan portfolio. Average loans held for investment at the consumer finance segment increased $14.6 million, or 4.9 percent, for the third quarter of 2019 compared to the third quarter of 2018 as a result of the continued expansion of the consumer finance segment’s purchases of marine and RV loan contracts and growth in  automobile loans outstanding,  and increased $9.4 million, or 3.2 percent, for the first nine months of 2019 compared to the first nine months of 2018, due to purchases of marine and RV loan contracts.  Average loans held for sale at the mortgage banking segment increased $34.2 million, or 71.3 percent for the third quarter of 2019, and increased $15.9 million or 39.4 percent for the first nine months of 2019, compared to the same periods in 2018, due to higher loan production.

The overall yield on average loans decreased 43 basis points to 7.51 percent for the third quarter of 2019 compared to the third quarter of 2018 due primarily to lower interest income on PCI loans at the retail banking segment, lower average yields on loans at the consumer finance segment, and higher growth in loans at the retail banking and mortgage banking segments than the consumer finance segment. The overall yield on average loans decreased 20 basis points to 7.69 percent for the first nine months of 2019 compared to the first nine months of 2018 due primarily to higher growth in loans at the retail banking and mortgage banking segments than the consumer finance segment and lower average yields on loans at the consumer finance segment, the effects of which were partially offset by higher average yields on loans at the retail banking segment.  Higher loan growth at the retail banking and mortgage banking segments than the consumer finance segment results in a decrease in the overall yield on loans, as loan yields are higher on average at the consumer finance segment.  Lower average yields on loans at the consumer finance segment in the third quarter and first nine months of 2019 compared to the same periods in 2018 were due primarily to continued competition in the non-prime automobile loan business and to the consumer finance segment’s pursuing growth in higher quality, lower yielding loans, which include prime marine and RV loans. The higher average yield on loans at the retail banking segment for the first nine months of 2019 compared to the first nine months of 2018 was primarily a result of higher yields on home equity lines of credit and construction loans.

Average securities available for sale decreased $27.8 million and $17.2 million for the third quarter and first nine months of 2019, compared to the same periods in 2018, due to higher calls and maturities of obligations of states and political subdivisions and lower purchases during the first nine months of 2019. The average yield on the securities portfolio on a taxable-equivalent basis decreased 11 basis points and 5 basis points for the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the Federal Reserve Bank, decreased $17.4 million and $22.7 million during the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018. The decrease during the third quarter and first nine months of 2019 resulted primarily from loan growth outpacing deposit growth. The average yield on these overnight funds increased six basis points and 49 basis points for the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018, as the Federal Reserve Bank increased the interest rate on excess cash reserve balances from 1.50 percent in December 2017 to 2.20 percent by the end of the third quarter of 2018 and to 2.40 percent by the end of the second quarter of 2019. The Federal Reserve Bank then decreased the interest rate on excess cash reserve balances to 1.80 percent by the end of the third quarter of 2019.

Average money market, savings and interest-bearing demand deposits decreased $23.9 million and $21.2 million for the third quarter and first nine months of 2019, respectively, and average time deposits increased $54.9 million and $32.3 million for the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018, as money market customers sought the higher returns of time deposits.  The average cost of interest-bearing deposits increased 40 basis points and 35 basis points for the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018, due to increases in interest rates on time deposits, interest-bearing demand deposits, and money market deposits driven by changes in market interest rates.

Average borrowings decreased $6.0 million and $6.8 million for the third quarter and first nine months of 2019, respectively compared to the same periods in 2018. The decrease resulted from maturities during the third quarter of 2018 of a $5.0 million repurchase agreement with a third-party correspondent bank and a $2.5 million advance from the Federal Home Loan Bank (FHLB). The average cost of borrowings increased 10 basis points and 32 basis points during the third quarter and first nine months of 2019, compared to the same periods in 2018, because of increases in short-term interest rates, to which variable-rate borrowings at the consumer finance segment are indexed.  At September 30, 2019, the current cost of these variable rate borrowings was lower than any period since the third quarter of 2018 as a result of decreases in short-term interest rates during the second and third quarters of 2019.

The Corporation believes that it may be challenging to maintain net interest margin at its current level based on the effects of (1) the current interest rate environment, which includes an inverted yield curve and decreases in short-term interest rates, (2) possible lower yields on consumer finance segment loans resulting from continued market competition and growth in lower-yielding higher-quality loans (including marine and RV loans), (3) lower accretion of purchase discounts on PCI loans from the acquisition of CVBK, which is included in yields on loans, (4) lower loan production at the mortgage banking segment following historically high levels during the first nine months of 2019 and (5) the pending acquisition of Peoples, which has a lower net interest margin than the Corporation.  The Corporation expects to be able to mitigate the effects of these factors with future loan growth at the retail banking segment and the consumer finance segment.

Noninterest Income

TABLE 3: Noninterest Income

	Three Months Ended September 30, 2019
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$3,205	$—	$—	$3,205
Service charges on deposit accounts	1,012	—	—	—	1,012
Other service charges and fees	395	1,373	1	—	1,769
Net gains on calls of available for sale securities	3	—	—	—	3
Wealth management services income, net	—	—	—	529	529
Interchange income	1,105	—	—	—	1,105
Other income	359	53	131	64	607
Total noninterest income	$2,874	$4,631	$132	$593	$8,230

	Three Months Ended September 30, 2018
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$1,752	$—	$—	$1,752
Service charges on deposit accounts	1,031	—	—	—	1,031
Other service charges and fees	304	990	2	—	1,296
Net losses on calls of available for sale securities	5	—	—	—	5
Wealth management services income, net	—	—	—	441	441
Interchange income	981	—	—	—	981
Other income	650	256	140	75	1,121
Total noninterest income	$2,971	$2,998	$142	$516	$6,627

	Nine Months Ended September 30, 2019
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$8,296	$—	$—	$8,296
Service charges on deposit accounts	2,874	—	—	—	2,874
Other service charges and fees	1,108	3,410	3	—	4,521
Net gains on calls of available for sale securities	8	—	—	—	8
Wealth management services income, net	—	—	—	1,453	1,453
Interchange income	3,134	—	—	—	3,134
Other income	1,775	822	462	190	3,249
Total noninterest income	$8,899	$12,528	$465	$1,643	$23,535

	Nine Months Ended September 30, 2018
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$6,399	$—	$—	$6,399
Service charges on deposit accounts	3,121	—	—	—	3,121
Other service charges and fees	1,062	2,833	5	—	3,900
Net gains on calls of available for sale securities	9	—	—	—	9
Wealth management services income, net	—	—	—	1,325	1,325
Interchange income	2,868	—	—	—	2,868
Other income	1,426	516	547	203	2,692
Total noninterest income	$8,486	$9,748	$552	$1,528	$20,314

Total noninterest income increased $1.6 million, or 24.2 percent, in the third quarter of 2019, compared to the third quarter of 2018, and increased $3.2 million, or 15.9 percent, in the first nine months of 2019, compared to the first nine months of 2018.  These increases in noninterest income were due primarily to (1) an increase in gains on sales of loans and other service charges and fees at the mortgage banking segment as a result of higher mortgage loan production for the third quarter and first nine months of 2019 compared to the same periods in 2018, as lower mortgage loan interest rates contributed to an increase in volume in the mortgage industry, (2) an increase in debit card interchange income at the retail banking segment and (3) net unrealized gains of $1.4 million in the first nine months of 2019 included primarily in other income of the retail banking and mortgage banking segments related to the Corporation’s nonqualified deferred compensation plan compared to $499,000 in the first nine months of 2018. These increases were partially offset by decreased service charges on deposit accounts at the retail banking segment resulting from fewer overdraft fees charged.

Noninterest Expense

TABLE 4: Noninterest Expense

	Three Months Ended September 30, 2019
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$7,173	$1,742	$2,233	$582	$11,730
Occupancy expense	1,438	607	158	23	2,226
Other expenses:
Data processing	1,726	14	333	20	2,093
Professional fees	543	57	140	321	1,061
Other expenses	1,517	848	703	124	3,192
Total other expenses	3,786	919	1,176	465	6,346
Total noninterest expense	$12,397	$3,268	$3,567	$1,070	$20,302

	Three Months Ended September 30, 2018
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$6,851	$1,406	$2,160	$550	$10,967
Occupancy expense	1,451	519	221	16	2,207
Other expenses:
Data processing	1,556	13	301	9	1,879
Professional fees	473	22	138	1	634
Other expenses	1,478	694	721	94	2,987
Total other expenses	3,507	729	1,160	104	5,500
Total noninterest expense	$11,809	$2,654	$3,541	$670	$18,674

	Nine Months Ended September 30, 2019
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$21,718	$5,133	$6,581	$1,700	$35,132
Occupancy expense	4,359	1,623	528	54	6,564
Other expenses:
Data processing	4,909	38	982	60	5,989
Professional fees	1,449	114	425	426	2,414
Other expenses	4,550	2,330	2,185	364	9,429
Total other expenses	10,908	2,482	3,592	850	17,832
Total noninterest expense	$36,985	$9,238	$10,701	$2,604	$59,528

	Nine Months Ended September 30, 2018
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$20,091	$4,409	$6,653	$1,620	$32,773
Occupancy expense	4,104	1,479	632	47	6,262
Other expenses:
Data processing	4,527	40	928	29	5,524
Professional fees	1,530	91	404	127	2,152
Other expenses	4,615	2,231	2,112	305	9,263
Total other expenses	10,672	2,362	3,444	461	16,939
Total noninterest expense	$34,867	$8,250	$10,729	$2,128	$55,974

Total noninterest expenses increased $1.6 million, or 8.7 percent, in the third quarter of 2019, compared to the same period in 2018, and increased $3.6 million, or 6.3 percent in the first nine months of 2019, compared to the first nine months of

2018. The increase in noninterest expenses for the third quarter of 2019, compared to the third quarter of 2018, was due primarily to (1) an increase in salaries and employee benefits expense (a) at the retail banking segment associated with C&F Bank adding new talent to its commercial lending team in the Richmond and Charlottesville markets and (b) at the mortgage banking segment resulting from higher mortgage loan production, (2) merger related expenses associated with the pending acquisition of Peoples and (3) higher data processing and occupancy expenses associated with enhancing the technology infrastructure and expanding our digital product offerings.  Partially offsetting these increases was a decrease in the FDIC insurance assessment expense at the retail banking segment, which is included in “Other expenses,” as a result of credits available to banks with less than $10 billion in total assets.  In addition to these factors which affected the third quarter of 2019, noninterest expenses for first nine months of 2019, compared to the first nine months of 2018, were also affected unfavorably by higher salaries and employee benefits expense in 2019 associated with the Corporation’s nonqualified deferred compensation plan, primarily at the retail banking and mortgage banking segments, and were affected favorably by (1) lower salaries and employee benefits expense in 2019 at the consumer finance segment as a result of efficiencies in loan servicing associated with purchasing loan contracts with higher credit quality and (2) higher professional fees in 2018 at the retail banking segment related to improving compliance processes. Merger related expenses in the third quarter and first nine months of 2019 included $104,000 at the retail banking segment, of which $102,000 was professional fees expense, and $305,000 at the holding company, shown in the “Other” segment, above, of which $290,000 was professional fees expense.  Compensation expense related to the Corporation’s nonqualified deferred compensation plan is recorded based in part on changes in the fair value of assets held in trust for the plan, which are allocated to participants. As a result of unrealized gains related to the nonqualified plan, additional compensation expense of $1.4 million was recorded in the first nine months of 2019 compared to $499,000 in the first nine months of 2018, and was offset by gains recorded in noninterest income, as discussed above.

Income Taxes

Income tax expense for the third quarter of 2019 was $1.5 million resulting in an effective tax rate of 23.1 percent, compared with $1.3 million, or an effective tax rate of 20.8 percent, for the third quarter of 2018.  Income tax expense for the first nine months of 2019 was $4.0 million resulting in an effective tax rate of 21.6 percent, compared with $3.6 million, or an effective tax rate of 20.5 percent for the first nine months of 2018.  The higher effective tax rate in the third quarter and first nine months of 2019 compared to the same periods of 2018 resulted primarily from lower tax benefits of tax-exempt investment securities income and share-based compensation, and certain merger related expenses in 2019 which were non-deductible.

ASSET QUALITY

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. Table 5 summarizes the allowance activity for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Three Months Ended September 30,
(Dollars in thousands)	2019	2018
Balance, beginning of period	$33,401	$35,393
Provision for loan losses:
Retail Banking	—	—
Consumer Finance	1,800	2,400
Total provision for loan losses	1,800	2,400
Loans charged off:
Real estate—residential mortgage	(1)	—
Equity lines	(19)	—
Consumer	(99)	(115)
Consumer finance	(3,126)	(3,795)
Total loans charged off	(3,245)	(3,910)
Recoveries of loans previously charged off:
Real estate—residential mortgage	11	17
Commercial, financial and agricultural[1]	1	24
Consumer	58	79
Consumer finance	1,192	956
Total recoveries	1,262	1,076
Net loans charged off	(1,983)	(2,834)
Balance, end of period	$33,218	$34,959
Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking	0.03%	—%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	2.47%	3.81%

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Balance, beginning of period	$34,023	$35,726
Provision for loan losses:
Retail Banking	110	—
Consumer Finance	5,895	7,700
Total provision for loan losses	6,005	7,700
Loans charged off:
Real estate—residential mortgage	(46)	—
Commercial, financial and agricultural[1]	(29)	(2)
Equity lines	(19)	—
Consumer	(261)	(248)
Consumer finance	(10,092)	(11,743)
Total loans charged off	(10,447)	(11,993)
Recoveries of loans previously charged off:
Real estate—residential mortgage	20	52
Commercial, financial and agricultural[1]	4	46
Consumer	173	174
Consumer finance	3,440	3,254
Total recoveries	3,637	3,526
Net loans charged off	(6,810)	(8,467)
Balance, end of period	$33,218	$34,959
Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking	0.03%	—%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	2.91%	3.84%

1Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Table 6 presents the allocation of the allowance for loan losses as of the dates indicated.

TABLE 6: Allocation of Allowance for Loan Losses

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,135	$2,246
Real estate—construction [1]	804	727
Commercial, financial and agricultural [2]	6,766	6,688
Equity lines	873	1,106
Consumer	398	257
Consumer finance	22,242	22,999
Total allowance for loan losses	$33,218	$34,023
Ratio of loans to total period-end loans:
Real estate—residential mortgage	17%	17%
Real estate—construction [1]	6	5
Commercial, financial and agricultural [2]	43	43
Equity lines	5	5
Consumer	1	2
Consumer finance	28	28
	100%	100%

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

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

•	Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

TABLE 7: Credit Quality Indicators

Loans by credit quality indicators as of September 30, 2019 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$176,844	$1,313	$1,240	$563	$179,960
Real estate – construction [2]	62,554	—	—	—	62,554
Commercial, financial and agricultural [3]	455,422	10,467	460	—	466,349
Equity lines	51,699	237	173	302	52,411
Consumer	13,401	—	1	119	13,521
	$759,920	$12,017	$1,874	$984	$774,795

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$313,216	$527	$313,743

[1]	At September 30, 2019, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2018 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$180,232	$2,832	$1,243	$594	$184,901
Real estate – construction [2]	54,461	—	—	—	54,461
Commercial, financial and agricultural [3]	440,832	14,625	454	24	455,935
Equity lines	54,289	389	99	883	55,660
Consumer	14,998	5	6	—	15,009
	$744,812	$17,851	$1,802	$1,501	$765,966

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$295,442	$712	$296,154

[1]	At December 31, 2018, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Table 8 summarizes nonperforming assets as of the dates indicated.

TABLE 8: Nonperforming Assets

Retail Banking Segment

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Loans, excluding purchased loans	$739,709	$723,778
Purchased performing loans[1]	31,327	36,874
Purchased credit impaired loans[1]	578	1,835
Total loans	$771,614	$762,487

Nonaccrual loans	$950	$1,464
OREO[2]	1,103	246
Total nonperforming assets	$2,053	$1,710

Accruing loans past due for 90 days or more	$732	$324
Troubled debt restructurings (TDRs)[3]	$4,528	$5,451
Allowance for loan losses (ALL)	$10,378	$10,426
Nonperforming assets to total loans and OREO	0.27%	0.22%
ALL to total loans, excluding purchased credit impaired loans	1.35	1.37
ALL to total nonaccrual loans	1,092.42	712.16
Annualized net charge-offs to average total loans	0.03	0.06

[1]

Acquired loans are tracked in two separate categories – “purchased performing” and “purchased credit impaired.” The remaining discount for the purchased performing loans was $1.6 million at September 30, 2019 and $1.9 million at December 31, 2018. The remaining discount for the purchased credit impaired loans was $6.1 million at September 30, 2019 and $7.9 million at December 31, 2018.

[2]	OREO includes $835,000 at September 30, 2019 related to the land and buildings of the Bellgrade branch, which was consolidated into a nearby branch in the third quarter of 2019.
[3]	Nonaccrual loans include nonaccrual TDRs of $256,000 at September 30, 2019 and $166,000 at December 31, 2018.

Mortgage Banking Segment

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Nonaccrual loans	$34	$37
Total loans	$3,180	$3,479
ALL	$598	$598
Nonaccrual loans to total loans	1.07%	1.06%
ALL to total loans	18.81	17.19

Consumer Finance Segment

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Nonaccrual loans	$527	$712
Accruing loans past due for 90 days or more	$—	$—
Repossessed assets	$369	$371
Total loans	$313,744	$296,154
ALL	$22,242	$22,999
Nonaccrual consumer finance loans to total consumer finance loans	0.17%	0.24%
ALL to total consumer finance loans	7.09	7.77
Annualized net charge-offs to average total loans	2.91	4.14

Nonperforming assets of the retail banking segment totaled $2.1 million at September 30, 2019, compared to $1.7 million at December 31, 2018. Nonperforming assets at September 30, 2019 consisted of $1.1 million in OREO, compared to $246,000 at December 31, 2018, and $950,000 in nonaccrual loans, compared to $1.5 million at December 31, 2018.  The increase in OREO from December 31, 2018 to September 30, 2019 was primarily related to C&F Bank’s Bellgrade branch in Midlothian, Virginia, which was consolidated into a nearby branch in the third quarter of 2019.  C&F bank reclassified $835,000 of land and buildings into OREO upon consolidating the branch.

The allowance for loan losses as a percentage of total loans, excluding PCI loans, at September 30, 2019 decreased to 1.35 percent, compared to 1.37 percent at December 31, 2018.  We believe that the current level of the allowance for loan losses at the retail banking segment is adequate to absorb probable losses inherent in the loan portfolio, based on the relevant history of charge-offs and recoveries, current economic conditions, overall portfolio quality and review of specifically criticized loans. If loan concentrations within the retail banking segment’s loan portfolio result in higher credit risk or if economic conditions deteriorate in future periods, a higher level of nonperforming loans may be experienced, which may then require a higher provision for loan losses.

Nonaccrual loans at the consumer finance segment were $527,000 at September 30, 2019, compared to $712,000 at December 31, 2018. Nonaccrual consumer finance loans remain low relative to the allowance for loan losses and the total consumer finance loan portfolio because the consumer finance segment generally initiates repossession of loan collateral once a loan becomes more than 60 days delinquent.  Repossessed vehicles of the consumer finance segment are classified as other assets and consist only of vehicles the Corporation has the legal right to sell.  Prior to the reclassification from loans to repossessed vehicles, the difference between the carrying amount of each loan and the fair value of each vehicle (i.e. the deficiency) is charged against the allowance for loan losses. At September 30, 2019, repossessed vehicles available for sale totaled $369,000, compared to $371,000 at December 31, 2018.

The consumer finance segment’s allowance for loan losses decreased $758,000 to $22.2 million at September 30, 2019 from $23.0 million at December 31, 2018, and its provision for loan losses decreased $600,000 and $1.8 million for the third quarter and first nine months of 2019, compared to the same periods in 2018. The decrease in the allowance and the lower provision resulted from lower charge-offs and an overall improvement in the credit quality of the portfolio in the first nine months of 2019. Delinquent loans as a percentage of total loans decreased to 3.48 percent at September 30, 2019 compared to 4.76 percent at December 31, 2018. The annualized net charge-off ratio for the first nine months of 2019 decreased to 2.91 percent from 3.84 percent for the first nine months of 2018 because of the lower number of charge-offs during the first nine months of 2019. The allowance for loan losses as a percentage of loans decreased to 7.09 percent at September 30, 2019, compared to 7.77 percent at December 31, 2018. The decrease in the level of the allowance for loan losses as a percentage of total loans was due primarily to lower charge-offs on non-prime automobile loans. Also, at  September 30, 2019, compared to December 31, 2018, the higher composition within the consumer finance segment’s loan portfolio of prime marine and RV loans accounted for approximately 15 basis points of the 68 basis points decrease in the ratio of the allowance for loan losses to total loans. We believe that the current level of the allowance for loan losses at the consumer finance segment is adequate to absorb probable losses inherent in the loan portfolio.

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

TABLE 9: Impaired Loans

Impaired loans, which included TDRs of $4.5 million, and the related allowance at September 30, 2019, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$2,921	$1,279	$1,525	$81	$2,904	$105
Commercial, financial and agricultural:
Commercial real estate lending	1,588	7	1,564	75	1,601	62
Equity lines	225	30	187	187	217	2
Consumer	131	—	123	119	124	—
Total	$4,865	$1,316	$3,399	$462	$4,846	$169

Impaired loans, which included TDRs of $5.5 million, and the related allowance at December 31, 2018, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,057	$1,288	$1,677	$92	$3,056	$142
Commercial, financial and agricultural:
Commercial real estate lending	2,468	1,498	927	10	2,653	132
Commercial business lending	33	25	—	—	26	—
Equity lines	365	31	326	326	359	2
Consumer	5	—	5	—	5	—
Total	$5,928	$2,842	$2,935	$428	$6,099	$276

TDRs at September 30, 2019 and December 31, 2018 were as follows:

TABLE 10: Troubled Debt Restructurings

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Accruing TDRs	$4,272	$5,285
Nonaccrual TDRs[1]	256	166
Total TDRs[2]	$4,528	$5,451

[1]	Included in nonaccrual loans in Table 8: Nonperforming Assets.
[2]	Included in impaired loans in Table 9: Impaired Loans.

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

FINANCIAL CONDITION

At September 30, 2019, the Corporation had total assets of $1.6 billion, which was an increase of $98.0 million since December 31, 2018. The increase resulted primarily from an increase in deposits of $66.9 million.  This increase in deposits, together with maturities and calls of securities available for sale, was used to fund growth in loans held for sale and gross loans held for investment of $56.5 million and $26.4 million, respectively.

Loan Portfolio

Table 11 presents information pertaining to the composition of loans held for investment.

TABLE 11: Summary of Loans Held for Investment

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate—residential mortgage	$179,960	17%	$184,901	18%
Real estate—construction [1]	62,554	6	54,461	5
Commercial, financial, and agricultural [2]	466,349	43	455,935	43
Equity lines	52,411	5	55,660	5
Consumer	13,521	1	15,009	1
Consumer finance	313,743	28	296,154	28
Total loans	1,088,538	100%	1,062,120	100%
Less allowance for loan losses	(33,218)		(34,023)
Total loans, net	$1,055,320		$1,028,097

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Investment Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At September 30, 2019 and December 31, 2018, all securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 12: Securities Available for Sale

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$22,180	12%	$17,473	8%
Mortgage-backed securities	89,701	47	104,983	49
Obligations of states and political subdivisions	78,988	41	92,454	43
Total available for sale securities at fair value	$190,869	100%	$214,910	100%

For more information about the Corporation's securities available for sale, including information about securities in an unrealized loss position at September 30, 2019 and December 31, 2018, see Part I, Item 1, “Financial Statements” under the heading “Note 2: Securities” in this Quarterly Report on Form 10-Q.

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first nine months of 2019, deposits increased $66.9 million to $1.25 billion at September 30, 2019, compared to $1.18 billion at December 31, 2018. This increase resulted primarily from a $65.8 million increase in time deposits and a $49.7 million increase in noninterest-bearing demand deposits.  Partially offsetting this increase was a $48.6 million decrease in savings and interest-bearing demand deposits.

The Corporation had $1.3 million in brokered money market deposits outstanding at September 30, 2019. The source of these brokered deposits is uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Borrowings

Borrowings increased to $161.7 million at September 30, 2019 from $159.7 million at December 31, 2018 due to fluctuations in repurchase agreements with commercial deposit customers.

Off-Balance Sheet Arrangements

As of September 30, 2019, there have been no material changes to the off-balance sheet arrangements disclosed in Part II, Item 7, "Management's Discussion and Analysis," under the heading "Off-Balance-Sheet Arrangements" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2018.

At September 30, 2019, C&F Mortgage had aggregate interest rate lock commitments (IRLCs) to originate mortgage loans of $116.9 million and loans held for sale of $98.4 million.  C&F Mortgage manages interest rate risk arising from these fixed-rate IRLCs and mortgage loans by either (1) entering into forward sales contracts with investors at the time that interest rates are locked for loans to be delivered on a best efforts basis or (2) entering into forward sales contracts for unspecified mortgage backed securities (TBA securities) until it can enter into forward sales contracts with investors for loans to be delivered on a mandatory basis. IRLCs, forward sales of loans and forward sales of TBA securities are derivative financial instruments.  At September 30, 2019, C&F Mortgage had best-efforts forward sales contracts for $84.2 million of its mortgage loans held for sale and $96.0 million of IRLCs offered to customers, and it had mandatory-delivery forward sales contracts for $5.4 million of its mortgage loans held for sale.

The Corporation uses derivatives to manage exposure to interest rate risk through the use of interest rate swaps. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts.

The Corporation has interest rate swaps that qualify and are designated as cash flow hedges. The Corporation’s cash flow hedges effectively modify the Corporation’s exposure to interest rate risk by converting variable rates of interest on $25.0 million of the Corporation’s trust preferred capital notes to fixed rates of interest for periods that end between June 2024 and June 2029. The cash flow hedges’ total notional amount is $25.0 million. At September 30, 2019, the cash flow hedges had a fair value of $592,000, which is recorded in other liabilities.  The net gain/loss on the cash flow hedges is recognized as a component of other comprehensive income and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings.

Pursuant to a program the Corporation initiated during 2016, the Corporation also enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs.  The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms.  The net effect of these interest rate swaps and the related loans is that the customer pays a fixed rate of interest and the Corporation receives a floating rate.  At September 30, 2019, the total notional amount of the interest rate swaps related to these loans was $132.6 million and the interest rate swaps had a net fair value of zero, with $3.5 million recognized in other assets and $3.5 million recognized in other liabilities.  These swaps are not designated as hedging instruments; therefore, changes in fair value are recorded in other noninterest expense.

Contractual Obligations

As of September 30, 2019, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in Part II, Item 7, “Management's Discussion and Analysis," under the heading “Table 20: Contractual Obligations” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2018.

Liquidity

The objective of the Corporation’s liquidity management is to ensure the continuous availability of funds to satisfy the credit needs of our customers and the demands of our depositors, creditors and investors. Stable core deposits and a strong capital position are the components of a solid foundation for the Corporation’s liquidity position. Additional sources of liquidity available to the Corporation include cash flows from operations, loan payments and payoffs, deposit growth, maturities, calls and sales of securities, the issuance of brokered certificates of deposit and the capacity to borrow additional funds.

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available for sale, totaled $240.8 million at September 30, 2019, compared to $220.1 million at December 31, 2018. The increase since December 31, 2018 was primarily the result of an increase in cash and cash equivalents.

The Corporation expects to pay approximately $10.6 million in cash consideration upon completion of the pending acquisition of Peoples in early 2020.  Completion of the transaction remains subject to various conditions, as described in greater detail above.

The Corporation’s funding sources, including capacity, amount outstanding and amount available at September 30, 2019 are presented in Table 13.

TABLE 13: Funding Sources

	September 30, 2019
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$85,000	$—	$85,000
Repurchase lines of credit	50,000	—	50,000
Borrowings from FHLB	203,448	44,500	158,948
Borrowings from Federal Reserve Bank	19,876	—	19,876
Revolving bank line of credit	120,000	75,029	44,971
Total	$478,324	$119,529	$358,795

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

					Minimum To Be
					Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2019:
Total Capital (to Risk-Weighted Assets)
Corporation	$192,107	15.0%	$102,499	8.0%	N/A	N/A
C&F Bank	188,563	14.7	102,376	8.0	$127,971	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	175,879	13.7	76,874	6.0	N/A	N/A
C&F Bank	172,354	13.5	76,782	6.0	102,376	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	150,879	11.8	57,656	4.5	N/A	N/A
C&F Bank	172,354	13.5	57,587	4.5	83,181	6.5
Tier 1 Capital (to Average Assets)
Corporation	175,879	11.3	62,114	4.0	N/A	N/A
C&F Bank	172,354	11.1	61,993	4.0	77,492	5.0

As of December 31, 2018:
Total Capital (to Risk-Weighted Assets)
Corporation	$183,781	15.3%	$96,274	8.0%	N/A	N/A
C&F Bank	181,685	15.1	96,088	8.0	$120,110	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	168,504	14.0	72,205	6.0	N/A	N/A
C&F Bank	166,437	13.9	72,066	6.0	96,088	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	143,590	11.9	54,154	4.5	N/A	N/A
C&F Bank	166,437	13.9	54,050	4.5	78,072	6.5
Tier 1 Capital (to Average Tangible Assets)
Corporation	168,504	11.3	59,759	4.0	N/A	N/A
C&F Bank	166,437	11.2	59,666	4.0	74,582	5.0

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

In addition to the regulatory risk-based capital amounts presented above, the Bank must maintain a capital conservation buffer of additional total capital and CET1 as required by the Basel III Final Rule.  The capital conservation buffer requirement was phased in from January 1, 2016 until January 1, 2019 in equal annual installments of 0.625 percent. Accordingly, at September 30, 2019, the Bank was required to maintain a capital conservation buffer of 2.5 percent and exceeded the total capital conservation buffer and the tier 1 capital conservation buffer by 423 basis points and 497 basis points, respectively.  At December 31, 2018, the Bank was required to maintain a capital conservation buffer of 1.875 percent and exceeded the total capital conservation buffer and the tier 1 capital conservation buffer by 525 and 598 basis points, respectively.

The Corporation’s capital resources may be affected by the Corporation’s pending acquisition of Peoples.  Upon completion of the transaction, which remains subject to various conditions as described in greater detail above, Peoples shareholders will receive aggregate merger consideration of approximately $10.6 million in cash and 210,052 shares of the Corporation’s common stock.  The pending acquisition of Peoples is expected to generate goodwill and other intangible assets that will be excluded from the regulatory capital of C&F Bank, which may result in a decrease in C&F Bank’s regulatory capital ratios.  Additionally, the Corporation expects to incur aggregate merger related expenses of approximately $2.0 million after income taxes.  In the third quarter of 2019, the Corporation recorded merger related expenses of $409,000 ($389,000 after income taxes).  Of this amount, C&F Bank recorded merger related expenses of $104,000 ($89,000 after income taxes).  C&F Bank expects that it will remain well-capitalized following the completion of the pending acquisition.

The Corporation's capital resources may be affected by the Corporation's Repurchase Program, which was authorized by the Corporation's Board of Directors during the second quarter of 2019. Under the Repurchase Program the Corporation is authorized to purchase up to $5.0 million of its common stock. Repurchases under the program may be made through privately-negotiated transactions or open-market transactions, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program will be determined by management and the Board of Directors in their discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions. The Repurchase Program is authorized through May 31, 2020. As of September 30, 2019, $3.3 million of the Corporation's common stock may be purchased under the Corporation's Repurchase Program.

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

USE OF CERTAIN NON-GAAP FINANCIAL MEASURES

The accounting and reporting policies of the Corporation conform to U.S. GAAP and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of the Corporation’s performance. These include adjusted net income, adjusted earnings per share, adjusted ROE and adjusted ROA excluding the one-time effect of merger related costs in connection with the pending acquisition of Peoples, and tangible book value per share.

Management believes that the use of these non-GAAP measures provide meaningful information about operating performance by enhancing comparability with other financial periods and other financial institutions. The non-GAAP measures used by management enhance comparability by excluding the effects of items that do not reflect ongoing operating performance, including non-recurring gains or charges, and balances of intangible assets, including goodwill, that vary significantly between institutions. These non-GAAP financial measures should not be considered an alternative to U.S. GAAP-basis financial statements, and other bank holding companies may define or calculate these or similar measures differently. A reconciliation of the non-GAAP financial measures used by the Corporation to evaluate and measure the Corporation’s performance to the most directly comparable U.S. GAAP financial measures is presented below.

	As of and For The		As of and For The
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands, except for share and per share data)	2019	2018	2019	2018
Adjusted Net Income and Earnings Per Share	(unaudited)		(unaudited)
Net income, as reported	$4,885	$5,101	$14,498	$14,063
Merger related costs	409	-	409	-
Related income taxes	(20)	-	(20)	-
Adjusted net income	$5,274	$5,101	$14,887	$14,063

Weighted average shares - basic and diluted	3,430,298	3,503,371	3,459,191	3,502,550

Earnings per share - basic and diluted
Earnings per share - basic and diluted, as reported	$1.42	$1.46	$4.19	$4.02
Adjusted earnings per share - basic and diluted	$1.54	$1.46	$4.30	$4.02

Adjusted Return on Average Equity (ROE)
Average shareholders' equity, as reported	$159,106	$147,704	$155,254	$143,942

Annualized ROE, as reported	12.28%	13.81%	12.45%	13.02%
Adjusted annualized ROE	13.26%	13.81%	12.78%	13.02%

Adjusted Return on Average Assets (ROA)
Average assets, as reported	$1,566,302	$1,513,044	$1,542,055	$1,509,527

Annualized ROA, as reported	1.25%	1.35%	1.25%	1.24%
Adjusted annualized ROA	1.35%	1.35%	1.29%	1.24%

Tangible Book Value Per Share
Total equity	$162,061	$149,659	$162,061	$149,659
Less goodwill	14,425	14,425	14,425	14,425
Less other intangible assets	951	1,234	951	1,234
Tangible equity	$146,685	$134,000	$146,685	$134,000

Shares outstanding	3,423,327	3,503,399	3,423,327	3,503,399

Book value per share	$47.34	$42.72	$47.34	$42.72
Tangible book value per share	$42.85	$38.25	$42.85	$38.25

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes from the quantitative and qualitative disclosures about market risk made in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4.CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2019 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

There were no changes in the Corporation’s internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.RISK FACTORS

The following risk factors related to the pending acquisition (the Merger) of Peoples Bankshares, Incorporated (Peoples) should be considered in addition to the risk factors disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018.

Combining Peoples into the Corporation may be more difficult, costly or time-consuming than we expect.

The success of the Merger will depend, in part, on the Corporation's ability to realize the anticipated benefits and cost savings from combining the business of Peoples into the business of the Corporation without materially disrupting the existing customer relationships of Peoples or the Corporation. If the Corporation is not able to achieve these objectives, the anticipated benefits and cost savings of the Merger may not be realized fully, or at all, or may take longer to realize than expected.

The Corporation and Peoples have operated, and, until the completion of the Merger, will continue to operate, independently. The success of the Merger will depend, in part, on the Corporation's ability to successfully combine the businesses of the Corporation and Peoples. To realize these anticipated benefits, after the completion of the Merger, the Corporation will integrate Peoples's business into its own. The integration process in the Merger could result in the disruption of each party's ongoing business, inconsistencies in standards, controls, procedures, and policies that affect adversely either party's ability to maintain relationships with customers and employees or achieve the anticipated benefits of the Merger. If the Corporation experiences difficulties with the integration process, the anticipated benefits of the Merger may not be realized, fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be disruptions that cause the Corporation and Peoples to lose customers or cause customers to withdraw their deposits from Peoples's or the Corporation's banking subsidiaries, or other unintended consequences that could have a material adverse effect on the Corporation's results of operations or financial condition after the Merger. These integration matters could have an adverse effect on each of Peoples and the Corporation during this transition period and for an indeterminate period after consummation of the Merger.

The Corporation may not be able to effectively integrate the operations of Peoples Community Bank into C&F Bank.

The future operating performance of the Corporation and C&F Bank will depend, in part, on the success of the merger of Peoples Community Bank with and into C&F Bank, which is expected to occur after the merger of Peoples with and into the Corporation. The success of the subsidiary bank merger will, in turn, depend on a number of factors, including the Corporation's ability to (i) integrate the operations and branches of Peoples Community Bank and C&F Bank, (ii) retain the deposits and customers of Peoples Community Bank and C&F Bank, (iii) control the incremental increase in noninterest expense arising from the Merger in a manner that enables the combined bank to improve its overall operating efficiencies, and (iv) retain and integrate the appropriate personnel of Peoples Community Bank into the operations of C&F Bank, and reduce overlapping bank personnel. The integration of Peoples Community Bank and C&F Bank following the subsidiary bank merger will require the dedication of the time and resources of the banks' management teams and may temporarily distract managements' attention from the day-to-day business of the banks. If C&F Bank is unable to successfully integrate Peoples Community Bank, C&F Bank may not be able to realize expected operating efficiencies and eliminate redundant costs.

The Merger may distract management of the Corporation and Peoples from their other responsibilities.

The Merger and the subsidiary bank merger could cause the respective management teams of the Corporation and Peoples to focus their time and energy on matters related to the transaction that otherwise would be directed to their business and operations. Any such distraction on the part of either company's management could affect its ability to service existing business and develop new business and adversely affect the business and earnings of the Corporation or Peoples before the Merger, or the business and earnings of the Corporation after the Merger.

Termination of the Merger Agreement could negatively impact the Corporation or Peoples.

If the Merger Agreement is terminated, the Corporation's or Peoples's business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Additionally, if the Merger Agreement is terminated, the market price of the Corporation's or Peoples's common stock could decline to the extent that the current market prices reflect a market assumption that the Merger will be completed. Furthermore, costs relating to the Merger, such as legal, accounting and financial advisory fees, must be paid even if the Merger is not completed. If the Merger Agreement is terminated under certain circumstances, Peoples may be required to pay to the Corporation a termination fee of $900,000.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger.

Before the Merger may be completed, the Corporation and Peoples must obtain approvals from the Federal Reserve Board and the Bureau of Financial Institutions of the Virginia State Corporation Commission (Virginia SCC). C&F Bank and Peoples Community Bank must obtain approval from the FDIC and the Bureau of Financial Institutions of the Virginia SCC for the subsidiary bank merger. Other approvals, waivers or consents from regulators may also be required. These regulators may impose conditions on the completion of the Merger or require changes to the terms of the Merger. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying completion of the Merger and the subsidiary bank merger, imposing additional costs on the combined company or limiting the revenues of the combined company, any of which might have an adverse effect on the combined company following the Merger. Furthermore, such conditions or changes may constitute, result in or be reasonably expected to result in a burdensome condition that may allow the Corporation to refuse to complete the Merger.

A significant delay in the completion of the Merger could have a material adverse effect on the Corporation and Peoples as a combined company.

The Merger Agreement is subject to a number of conditions that must be fulfilled in order to complete the Merger. Those conditions include, among others: (1) approval of the Merger Agreement by the Peoples shareholders, (2) receipt of all required approvals from bank regulatory authorities and expiration of all applicable waiting periods, (3) absence of any statute, rule, regulation, judgment, decree, injunction or other order prohibiting the completion of the Merger, and (4) effectiveness of the Corporation’s registration statement.

If these conditions to the completion of the Merger are not fulfilled when expected and, as a result, the completion of the Merger is delayed, the diversion of management attention from pursuing other opportunities, the constraints in the

Merger Agreement on the ability to make significant changes to each company's ongoing business during the pendency of the Merger, the incurrence of additional merger related expenses, and other market and economic factors could have a material adverse effect on the combined company's business, financial condition and results of operations.

The Corporation and Peoples will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on the Corporation and Peoples. These uncertainties may impair the Corporation's and Peoples's ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with the Corporation and Peoples to seek to change existing business relationships with the Corporation and Peoples. Retention of certain employees by the Corporation and Peoples may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles with the Corporation or Peoples. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Corporation or Peoples, the Corporation's or Peoples's business, or the business of the combined company following the Merger, could be harmed. In addition, subject to certain exceptions, the Corporation and Peoples have each agreed to operate its business in the ordinary course prior to closing and refrain from taking certain specified actions until the Merger occurs, which may prevent Peoples from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors authorized programs to repurchase the Corporation’s common stock in May 2014 (which was subsequently reauthorized, most recently in April 2018), for repurchases of up to $5.0 million of the Corporation’s common stock through May 31, 2019, and in May 2019 for repurchases of up to $5.0 million of the Corporation’s common stock from June 1, 2019 through May 31, 2020. Repurchases under either program could be made through privately-negotiated transactions, or open-market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 of the Exchange Act and/or Rule 10b-18 of the Exchange Act.  Under the repurchase program last reauthorized in April 2018, the Corporation made aggregate common stock repurchases of $3.8 million between November 2018 and May 2019.  As of September 30, 2019, the Corporation has made aggregate common stock repurchases of $1.7 million under the repurchase program authorized in May 2019.

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended September 30, 2019.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
(Dollars in thousands, except for per share amounts)	Shares Purchased[1]	per Share	Programs	Programs
July 1, 2019 - July 31, 2019	12,800	52.59	12,800	$3,723
August 1, 2019 - August 31, 2019	7,436	50.42	6,937	$3,375
September 1, 2019 - September 30, 2019	1,600	47.48	1,600	$3,299
Total	21,836	$51.48	21,337

[1]

During the three months ended September 30, 2019, 499 shares were withheld upon the vesting of restricted shares granted to employees of the Corporation and its subsidiaries in order to satisfy tax withholding obligations.

ITEM 6.EXHIBITS

2.1

Agreement and Plan of Merger dated as of June 10, 2013 by and among C&F Financial Corporation, Special Purpose Sub, Inc. and Central Virginia Bankshares, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed June 14, 2013)

2.2

Agreement and Plan of Reorganization dated as of August 13, 2019 by and among C&F Financial Corporation and Peoples Bankshares, Incorporated (incorporated by reference to Appendix A to Pre-Effective Amendment No. 1 to Form S-4 filed October 15, 2019)

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

C&F FINANCIAL CORPORATION
(Registrant)

Date:	November 7, 2019	By:	/s/ Thomas F. Cherry
Thomas F. Cherry
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2019		/s/ Jason E. Long
Jason E. Long
Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)