Form 10-K
period 2019-12-31
C & F FINANCIAL CORP
filed 2020-03-03
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No   ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant’s second fiscal quarter, was  $176,733,130.

There were 3,657,564 shares of common stock, $1.00 par value per share, outstanding as of March 2, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 21, 2020 are incorporated by reference in Part III of this report.

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to: statements regarding expected future financial performance; expected impacts of the Corporation’s acquisition (the Merger) of Peoples Bankshares, Incorporated (Peoples), including the expected levels of merger related expenses to be incurred by the Corporation and the potential impact of the Merger on the Corporation’s and C&F Bank’s liquidity and capital levels; strategic business initiatives and the anticipated effects thereof, including personnel additions and the expansion of the indirect lending program to include marine and recreational vehicles; technology initiatives; liquidity and capital levels; net interest margin compression and the Corporation’s ability to manage net interest margin; the effect of future market and industry trends, including competitive trends in the non-prime consumer finance markets, the Corporation’s and each business segment’s loan portfolio, and business prospects related to each segment’s loan portfolio, including future lending and growth in loans outstanding; asset quality and adequacy of the allowance for loan losses and the level of future charge-offs; trends regarding the provision for loan losses, net loan charge-offs, levels of nonperforming assets and troubled debt restructurings (TDRs); expenses associated with nonperforming assets; the utilization of scorecard models and the performance of loans purchased using those models; the effects of future interest rate levels and fluctuations; the amount and timing of accretion income associated with the fair value accounting adjustments recorded in connection with the 2013 acquisition of Central Virginia Bankshares, Inc. (CVBK) and its banking subsidiary Central Virginia Bank (CVB); adequacy of the allowance for indemnification losses; levels of noninterest income and expense; interest rates and yields including possible future interest rate changes; the deposit portfolio including trends in deposit maturities and rates; interest rate sensitivity; market risk; regulatory developments; monetary policy implemented by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) including changes to the Federal Funds rate; capital requirements; growth strategy; hedging strategy; and, financial and other goals. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in:

•

the ability of the Corporation and the Bank to realize the anticipated benefits of the Merger, including the ability to successfully integrate Peoples’ systems and processes into the Corporation’s systems and processes

•	expected revenue synergies and cost savings from the Merger that may not be fully realized or realized within the expected time frame

•	revenues following the Merger that may be lower than expected

•	customer and employee relationships and business operations as a result of disruptions caused by the Merger

•	interest rates, such as changes or volatility in the Federal Funds rate, yields on U.S. Treasury securities or mortgage rates

•	general business conditions, as well as conditions within the financial markets

•	general economic conditions, including unemployment levels and slowdowns in economic growth

•

the legislative/regulatory climate, regulatory initiatives with respect to financial institutions, including the Consumer Financial Protection Bureau (the CFPB) and the regulatory and enforcement activities of the CFPB, the application of the Basel III capital standards to C&F Bank, the effect of the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the Act) and changes in the effect of the Act due to issuance of interpretive regulatory guidance or enactment of corrective or supplemental legislation

•

monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Federal Reserve Board, and the effect of these policies on interest rates and business in our markets

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

The Corporation operates in a decentralized manner in three principal business segments: (1) retail banking through C&F Bank, (2) mortgage banking through C&F Mortgage Corporation (C&F Mortgage) and (3) consumer finance through C&F Finance Company (C&F Finance). For detailed information about the financial condition and results of operations of these segments, see “Note 19: Business Segments” in Item 8. “Financial Statements and Supplementary Data” in this report. C&F Wealth Management Corporation, organized in April 1995, is a full-service brokerage firm offering a comprehensive range of wealth management services and insurance products through third-party service providers. C&F Insurance Services, Inc. was organized in July 1999 for the primary purpose of owning an equity interest in an independent insurance agency that operates in Virginia and North Carolina. CVB Title Services, Inc. was organized for the primary purpose of owning an equity interest in a full service title and settlement agency. The financial position and operating results of C&F Wealth Management Corporation, C&F Insurance Services, Inc. and CVB Title Services, Inc. are not significant to the Corporation as a whole.

The Corporation also owns three non-operating subsidiaries, C&F Financial Statutory Trust II (Trust II) formed in December 2007, C&F Financial Statutory Trust I (Trust I) formed in July 2005, and Central Virginia Bankshares Statutory Trust I (CVBK Trust I) formed in December 2003. These trusts were formed for the purpose of issuing $10.0 million each for Trust II and Trust I and $5.0 million for CVBK Trust I of trust preferred capital securities in private placements to institutional investors. All three trusts are unconsolidated subsidiaries of the Corporation. The principal assets of these trusts are $10.3 million each for Trust II and Trust I and $5.2 million for CVBK Trust I of the Corporation’s junior subordinated debt securities (such securities of the Corporation referred to herein as “trust preferred capital notes”) that are reported as liabilities in the consolidated balance sheet of the Corporation.

Retail Banking

We provide retail banking services through C&F Bank. C&F Bank provides retail banking services at its main office in West Point, Virginia, and 29 Virginia branches (including five branches that were acquired on January 1, 2020 as part of the acquisition of Peoples) located one each in Cartersville, Charlottesville, Chester, Cumberland, Fredericksburg, Hampton, Mechanicsville, Montross, Newport News, Norge, Powhatan, Providence Forge, Quinton, Saluda, Sandston, Warsaw, West Point and Yorktown, two each in King George and Williamsburg, three in Midlothian and four in Richmond. These branches provide a wide range of banking services to individuals and businesses. These services include various types of checking and savings deposit accounts, as well as business, real estate, development, mortgage, home equity and installment loans. The Bank also offers ATMs, internet and mobile banking, peer-to-peer payment capabilities and debit and credit cards, as well as safe deposit box rentals, notary public, electronic transfer and other customary bank services to its customers. Revenues from retail banking operations consist primarily of interest earned on loans and investment securities and fees earned on deposit accounts and debit card interchange. Retail banking revenues and operations are not materially affected by seasonal factors; however, public deposits tend to increase with tax collections primarily in the fourth quarter of each year and decline with spending thereafter. At December 31, 2019, assets of the retail banking segment totaled $1.5 billion. For the year ended December 31, 2019, net income for this segment totaled $9.9 million.

On January 1, 2020, the Corporation completed the acquisition of Peoples and its banking subsidiary Peoples Community Bank. Peoples Community Bank conducted its business through its main office in Montross, Virginia, and four branch offices located one each in Fredericksburg and Warsaw, and two in King George. Peoples Community Bank was initially established on June 17, 1913 under the name “The Peoples Bank of Montross, Virginia.” Upon completion of the transaction, Peoples was merged with and into the Corporation and Peoples Community Bank was merged with and into C&F Bank.

Mortgage Banking

We conduct mortgage banking activities through C&F Mortgage, which was organized in September 1995, and its 51%-owned subsidiary, C&F Select LLC, which was organized in January 2019. C&F Mortgage provides mortgage loan origination services through 12 locations in Virginia, two in Maryland, two in North Carolina, one in South Carolina, and one in West Virginia. The Virginia offices are located one each in Charlottesville, Chesapeake, Fishersville, Fredericksburg, Glen Allen, Harrisonburg, Lynchburg, Newport News, Waynesboro, and Williamsburg and two in Midlothian. The Maryland offices are located in Annapolis and Waldorf. The North Carolina offices are located in Gastonia and Moyock. The South Carolina office is located in Fort Mill.  The West Virginia office is located in Keyser.  C&F Select LLC provides mortgage loan origination services through two locations in Richmond, Virginia.  The mortgage banking segment offers a wide variety of residential mortgage loans, which are originated for sale generally to the following investors: PennyMac Corporation; Wells Fargo Home Mortgage; SunTrust Mortgage, Inc.; the Virginia Housing Development Authority (VHDA); AmeriHome Mortgage Company, LLC; and Freedom Mortgage Corporation. The mortgage banking segment does not securitize loans. C&F Bank may also purchase mortgage loans from the mortgage banking segment.  The mortgage banking segment originates conventional mortgage loans, mortgage loans insured by the Federal Housing Administration (the FHA), and mortgage loans guaranteed by the United States Department of Agriculture (the USDA) and the Veterans Administration (the VA). A majority of the conventional loans are conforming loans that qualify for purchase by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The remainder of the conventional loans are non-conforming in that they do not meet Fannie Mae or Freddie Mac guidelines, but are eligible for sale to various other investors. The mortgage banking segment also has a division, Lender Solutions, that provides certain mortgage loan origination functions to third parties and a subsidiary, Certified Appraisals LLC, which provides ancillary mortgage loan production services to third parties for residential appraisals. Revenues from mortgage banking operations consist principally of gains on sales of loans to investors in the secondary mortgage market, loan origination fee income and interest earned on mortgage loans held for sale. Revenues and income from mortgage banking, which are driven primarily by the origination and sale of mortage loans, are subject to seasonal factors, including the volume of home sales in the residential real estate market, which typically rises during spring and summer months and declines during fall and winter months. However, seasonal trends may be disrupted by cyclical and other economic factors that affect the residential real estate market. At December 31, 2019, assets of the mortgage banking segment totaled $102.5 million. For the year ended December 31, 2019, net income for this segment totaled $3.8 million.

Consumer Finance

We conduct consumer finance activities through C&F Finance. C&F Finance is a regional finance company purchasing automobile, marine and recreational vehicle (RV) loans throughout Virginia and in portions of Alabama, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Minnesota, Missouri, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Texas and West Virginia through its offices in Richmond and Hampton, Virginia. C&F

Finance is an indirect lender that primarily provides automobile financing through lending programs that are designed to serve customers in the “non-prime” market who have limited access to traditional automobile financing. C&F Finance generally purchases automobile retail installment sales contracts from manufacturer-franchised dealerships with used-car operations and through selected independent dealerships. C&F Finance selects these dealers based on the types of vehicles sold. Specifically, C&F Finance prefers to finance later model, low mileage used vehicles because the initial depreciation on new vehicles is extremely high. The typical borrowers on the automobile retail installment sales contracts purchased have experienced prior credit difficulties. Because C&F Finance serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, C&F Finance typically charges interest at higher rates than those charged by traditional financing sources. In addition, because C&F Finance provides financing in a relatively high-risk market, it expects to experience a higher level of credit losses than traditional automobile financing sources. Beginning in 2016 with C&F Finance’s implementation of a scorecard model for purchasing loan contracts, the credit worthiness of borrowers at origination has improved for automobile loans purchased by C&F Finance and both the interest rates charged and level of credit losses experienced have decreased. In addition to non-prime automobile financing, beginning in the first quarter of 2018, C&F Finance expanded its lending portfolio to include marine and RV loan contracts in the prime sector. These contracts are also purchased on an indirect basis through a referral program administered by a third party. Because these contracts are for prime loans made to individuals with higher credit scores, they are priced at rates substantially lower than the non-prime automobile portfolio. Revenues from consumer finance operations consist principally of interest earned on automobile, marine and RV loans. While the consumer finance segment’s loans outstanding and interest income are not materially affected by seasonal factors, delinquencies on automobile loans are generally highest in the period from November through January, related in part to seasonal trends affecting borrowers, including consumer spending. At December 31, 2019, assets of the consumer finance segment totaled $314.4 million. For the year ended December 31, 2019, net income for this segment totaled $6.9 million.

Employees

At December 31, 2019, we employed 643 full-time equivalent employees. We consider relations with our employees to be excellent.

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

The banking business in Virginia, and specifically in the Bank’s primary service areas between Hampton Roads and Charlottesville, and in the Northern Neck region of Virginia, is highly competitive for both loans and deposits, and is dominated by a relatively small number of large banks with many offices operating over a wide geographic area. Among the advantages such large banks have are their ability to finance wide-ranging advertising campaigns, to maximize efficiencies through economies of scale and, by virtue of their greater total capitalization, to have substantially higher lending limits than the Bank.

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

The competitive factors faced by C&F Mortgage continue to evolve because of regulatory reforms and initiatives, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). While C&F Mortgage has kept pace with all aspects of the regulations issued pursuant to the Dodd-Frank Act and by the CFPB, other such legislative and regulatory initiatives in the future have the potential to affect the operations of C&F Mortgage. Given the far-reaching effect of the Dodd-Frank Act and CFPB regulations on mortgage finance, compliance with the requirements of the Dodd-Frank Act and CFPB regulations has required and may continue to require substantial changes to mortgage lending systems and processes and other implementation efforts.

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

No material part of C&F Mortgage’s business is dependent upon a single customer and the loss of any single customer would not have a materially adverse effect upon C&F Mortgage’s business. C&F Mortgage, like all residential mortgage lenders, would be affected by the inability of Fannie Mae, Freddie Mac, the FHA or the VA to purchase or guarantee loans. Although C&F Mortgage sells loans to various third-party investors, the ability of these aggregators to purchase or guarantee loans would be limited if these government-sponsored entities cease to exist or materially limit their purchases or guarantees of mortgage loans or suffer deteriorations in their financial condition.

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

Providers of automobile financing traditionally have competed on the basis of interest rates charged, the quality of credit accepted, the flexibility of loan terms offered and the quality of service provided to dealers and customers. To establish C&F Finance as one of the principal financing sources for the dealers it serves, we compete predominantly by providing a high level of dealer service, building strong dealer relationships, offering flexible loan terms and quickly funding loans purchased from dealers.

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

The Dodd-Frank Act implemented far-reaching changes across the financial regulatory landscape, including changes that have significantly affected the business of all bank holding companies and banks, including the Corporation and the Bank.  Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act's mandates are discussed further below. In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the EGRRCPA) was enacted to reduce the regulatory burden on certain banking organizations, including community banks, by modifying or eliminating certain federal regulatory requirements. While the EGRRCPA maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion as well as for larger banks with assets above $50 billion. In addition, the EGRRCPA included regulatory relief for community banks regarding regulatory examination cycles, call reports, application of the Volcker Rule (proprietary trading prohibitions), mortgage disclosures, qualified mortgages, and risk weights for certain high-risk commercial real estate loans. However, federal banking regulators retain broad discretion to impose additional regulatory requirements on banking organizations based on safety and soundness and U.S. financial system stability considerations.

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

The Corporation also is subject to regulation and supervision by the Virginia State Corporation Commission. The Corporation also must file annual, quarterly and other periodic reports with, and comply with other regulations of, the Securities and Exchange Commission (the SEC).

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

Community Bank Leverage Ratio. As a result of the EGRRCPA, the federal banking agencies were required to develop a Community Bank Leverage Ratio (the ratio of a bank’s tangible equity capital to average total consolidated assets) for banking organizations with assets of less than $10 billion, such as the Bank. On October 29, 2019, the federal banking agencies  issued a final rule that implements the Community Bank Leverage Ratio Framework (the CBLRF).  To qualify for the CBLRF, a bank must have less than $10 billion in total consolidated assets, limited amounts of off-balance sheet exposures and trading assets and liabilities, and a leverage ratio greater than 9 percent. A bank that elects the CBLRF and has a leverage ratio greater than 9 percent will be considered to be in compliance with Basel III capital requirements and exempt from the complex Basel III calculations and will also be deemed “well capitalized” under Prompt Corrective Action regulations, discussed below.  A bank that falls out of compliance with the CBLRF will have a two-quarter grace period to come back into full compliance, provided its leverage ratio remains above 8 percent (a bank will be deemed “well capitalized” during the grace period).  The CBLRF will be available for banking organizations to use as of March 31, 2020 (with the flexibility for banking organizations to subsequently opt into or out of the CBLRF, as applicable).

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

In August 2018, the Federal Reserve Board issued an interim final rule to apply the Small Bank Holding Company Policy Statement to bank holding companies with consolidated total assets of less than $3 billion. The policy statement, which, among other things, exempts certain bank holding companies from minimum consolidated regulatory capital ratios that apply to other bank holding companies. As a result of the interim final rule, which was effective August 30, 2018, the Corporation expects that it will be treated as a small bank holding company and will not be subject to regulatory capital requirements. The comment period on the interim final rule closed on October 29, 2018 and, to date, the Federal Reserve Board has not issued a final rule to replace the interim final rule. The Bank remains subject to the regulatory capital requirements described above.

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

Deposit Insurance Assessments.  The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets minus average tangible equity (defined as Tier 1 capital). As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2 percent for the DIF and, in lieu of dividends, provides for a lower assessment rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. An institution's assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average CAMELS component rating, and is subject to further adjustments including those related to levels of unsecured debt and brokered deposits (not applicable to banks with less than $10 billion in assets).  At December 31, 2019, total base assessment rates for institutions that have been insured for at least five years range from 1.5 to 30 basis points applying to banks with less than $10 billion in assets.

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. As of December 31, 2019, the designated reserve ratio was 2.00 percent and the minimum designated reserve ratio was 1.35 percent.

At September 30, 2019, the reserve ratio was 1.41 percent. Banks with less than $10 billion in total consolidated assets are eligible for credits to offset the portion of their assessments that helped to raise the reserve ratio to 1.35 percent. The FDIC automatically applies these credits to reduce an eligible bank’s regular DIF assessment up to the entire amount of the assessment.  The FDIC will remit any such remaining credits in a lump sum to the appropriate bank following application to the bank’s regular DIF assessment for four quarterly assessment periods. The Bank was awarded credits of $365,000, of which $207,000 was used to offset its DIF assessment in the third and fourth quarters of 2019.  The Corporation expects that the remainder of the credits will be utilized to offset the Bank’s DIF assessment during 2020.

Regulation of the Bank and Other Subsidiaries

The Bank is subject to supervision, regulation and examination by the Virginia State Corporation Commission Bureau of Financial Institutions (VBFI) and its primary federal regulator, the FDIC. The various laws and regulations issued and administered by the regulatory agencies (including the CFPB) affect corporate practices, such as the payment of dividends, the incurrence of debt and the acquisition of financial institutions and other companies, and affect business practices and operations, such as the payment of interest on deposits, the charging of interest on loans, the types of business conducted, the products and terms offered to customers and the location of offices. Prior approval of the applicable primary federal regulator and the VBFI is required for a Virginia chartered bank or bank holding company to merge with another bank or bank holding company, or purchase the assets or assume the deposits of another bank or bank holding company, or acquire control of another bank or bank holding company. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory agencies will consider, among other things, the competitive effect and public benefits of the transactions, the financial condition, managerial resources, capital position and any asset concentrations (including commercial real estate loan concentrations) of the constituent organizations and the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant's performance record under the Community Reinvestment Act (CRA) and fair housing initiatives, the data security and cybersecurity infrastructure of the constituent organizations and the combined organization, the applicant’s risk management programs and processes, and the applicant’s compliance with and the effectiveness of the subject organizations in combating money laundering activities and complying with Bank Secrecy Act requirements.

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

Federal Home Loan Bank of Atlanta. The Bank is a member of the Federal Home Loan Bank (FHLB) of Atlanta, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB. At December 31, 2019, the Bank owned $3.3 million of FHLB stock.

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

Certain federal regulatory agencies, and in particular, the CFPB, the Federal Trade Commission, and the Federal Reserve Board, have recently become more active in investigating the products, services and operations of banks and other finance companies engaged in auto finance activities. These investigations have extended to banks that engage in indirect automobile lending. As of January 1, 2020, the Corporation and C&F Finance were not subject to supervision by the CFPB.

Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of any bank to accept, renew or roll over any brokered deposit unless it is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” However, as a result of the EGRRCPA, the FDIC undertook a comprehensive review of its regulatory approach to brokered deposits, including reciprocal deposits, and interest rate caps applicable to banks that are less than “well capitalized.” On December 12, 2019, the FDIC issued a notice of proposed rulemaking to modernize its brokered deposit regulations. At this time, it is difficult to predict what changes, if any, to the brokered deposit regulations will actually be implemented or the effect of such changes on the Corporation.

Other Regulations

Prompt Corrective Action. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2019, the Bank was considered “well capitalized.”

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

Confidentiality and Required Disclosures of Customer Information. The Corporation is subject to various laws and regulations that address the privacy of nonpublic personal financial information of consumers. The Gramm-Leach-Bliley Act and certain regulations issued thereunder protect against the transfer and use by financial institutions of consumer nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure. Certain exceptions may apply to the requirement to deliver an annual privacy notice based on how a financial institution limits sharing of nonpublic personal information and whether the institution’s disclosure practices or policies have changed in certain ways since the last privacy notice that was delivered.

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

Cybersecurity. The federal banking agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal banking agencies expect financial institutions to establish lines of defense and ensure that their risk management processes also address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack. If the Corporation or the Bank fails to meet the expectations set forth in this regulatory guidance, the Corporation or the Bank could be subject to various regulatory actions and any remediation efforts may require significant resources of the Corporation or the Bank.  In addition, all federal and state bank regulatory agencies continue to increase focus on cybersecurity programs and risks as part of regular supervisory exams.

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

Stress Testing. The federal banking agencies have implemented stress testing requirements for certain large or risky financial institutions, including bank holding companies and state-chartered banks.  Although these requirements do not apply to the Company and the Bank, the federal banking agencies emphasize that all banking organizations, regardless of size, should have the capacity to analyze the potential effect of adverse market conditions or outcomes on the organization’s financial condition. Based on existing regulatory guidance, the Corporation and the Bank will be expected to consider the institution’s interest rate risk management, commercial real estate loan concentrations and other credit-related information, and funding and liquidity management during this analysis of adverse market conditions or outcomes.

Volcker Rule. The Dodd-Frank Act prohibits bank holding companies and their subsidiary banks from engaging in proprietary trading except in limited circumstances, and places limits on ownership of equity investments in private equity and hedge funds (the Volcker Rule). The EGRRCPA, and final rules adopted to implement the EGRRCPA, exempt  all banks with less than $10 billion in assets (including their holding companies and affiliates) from the Volcker Rule, provided that the institution has total trading assets and liabilities of five percent or less of total assets, subject to certain limited exceptions. The Corporation believes that its financial condition and its operations are not affected by the Volcker Rule, amendments thereto, or its implementing regulations.

Call Reports and Examination Cycle. All institutions, regardless of size, submit a quarterly call report that includes data used by federal banking agencies to monitor the condition, performance, and risk profile of individual institutions and the industry as a whole. The EGRRCPA contained provisions expanding the number of regulated institutions eligible to use streamlined call report forms. In June 2019, consistent with the provisions of the EGRRCPA, the federal banking agencies issued a final rule to permit insured depository institutions with total assets of less than $5 billion that do not engage in certain complex or international activities to file the most streamlined version of the quarterly call report.

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

Available Information

The Corporation’s SEC filings are filed electronically and are available to the public over the Internet at the SEC’s website at http://www.sec.gov. The Corporation’s SEC filings also are available through our website at http://www.cffc.com under “Investor Relations/Financial Documents/SEC Filings” as of the day they are filed with the SEC. Copies of documents also can be obtained free of charge by writing to the Corporation’s secretary at P.O. Box 391, West Point, VA 23181 or by calling 804-843-2360.

ITEM 1A.RISK FACTORS

Risks Related to the Corporation’s Operations

We are subject to interest rate risk and fluctuations in interest rates may negatively affect our financial performance.

Our profitability depends in substantial part on our net interest margin, which is the difference between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits and borrowings divided by total interest-earning assets. Changes in interest rates will affect our net interest margin in diverse ways, including the pricing of loans and deposits, the levels of prepayments and asset quality. We are unable to predict actual fluctuations of market interest rates because many factors influencing interest rates, including changes in economic conditions, are beyond our control. We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes.  During 2019, the Federal Open Market Committee (FOMC) announced three rate cuts for the federal funds rate, which is the interest rate at which depository institutions lend reserve balances to other depository institutions overnight, and in December 2019 the FOMC announced the federal funds rate would remain unchanged at 1.50 to 1.75 percent.  Financial markets expect the FOMC to announce further decreases in the federal funds rate during 2020.  Longer-term market interest rates, including yields on U.S. treasury bonds, have also remained low.  Therefore, we are expecting continued pressure on our net interest margin due to intense competition for loans and deposits from both local and national financial institutions and the possible effect of lower interest rates on interest income.  In addition, a significant portion of C&F Finance’s funding is indexed to short-term interest rates and reprices as short-term interest rates change.  An upward movement in interest rates may result in an unfavorable pricing disparity between C&F Finance’s fixed rate loan portfolio and its adjustable-rate borrowings.  Continued pressure on our net interest margin could adversely affect our results of operations.

Our business is subject to various lending and other economic risks that could adversely affect our results of operations and financial condition.

Deterioration in economic conditions could adversely affect our business. Our business is directly affected by general economic and market conditions; broad trends in industry and finance; legislative and regulatory changes; changes in governmental monetary and fiscal policies; and inflation, all of which are beyond our control. A deterioration in economic conditions, in particular a prolonged economic slowdown within our geographic region or a broader disruption in the economy, possibly as a result of a pandemic or other widespread public health emergency, could result in the following consequences, any of which could hurt our business materially: an increase in loan delinquencies; an increase in problem assets and foreclosures; a decline in demand for our products and services; and a deterioration in the value of collateral for loans made by our various business segments.

Adverse changes in economic conditions in our market areas or adverse conditions in an industry on which a local market in which we do business is dependent could adversely affect our results of operations and financial condition.

We provide full service banking and other financial services between Hampton Roads and Charlottesville, and in the Northern Neck region of Virginia. Our loan and deposit activities are directly affected by, and our financial success depends on, economic conditions within these markets, as well as conditions in the industries on which those markets are economically dependent. A deterioration in local economic conditions or in the condition of an industry on which a local market depends, such as the U.S. military and related defense contractors and industries, could adversely affect such factors as unemployment rates, business formations and expansions and housing market conditions. Adverse developments in any of these factors could result in among other things, a decline in loan demand, a reduction in the number of creditworthy borrowers seeking loans, an increase in delinquencies, defaults and foreclosures, an increase in classified and nonaccrual loans, a decrease in the value of loan collateral, and a decline in the financial condition of borrowers and guarantors, any of which could adversely affect our financial condition or business.

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

At December 31, 2019, 44.9 percent of our loan portfolio consisted of commercial, financial and agricultural loans, which include loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property. These loans generally carry larger loan balances and involve a greater degree of financial and credit risk than home equity and residential loans. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and to borrowers in similar lines of business, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

At December 31, 2019, 25.9 percent of our loan portfolio consisted of consumer finance loans that provide automobile financing for customers in the non-prime market. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses may increase in this portfolio. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which we may sell repossessed vehicles or delay the timing of these sales. Because we focus on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be dramatically affected by a general economic downturn. In addition, our servicing costs may increase without a corresponding increase in our finance charge income. While we manage the higher risk inherent in loans made to non-prime borrowers through our underwriting criteria for installment sales contracts we purchase and collection methods, we cannot guarantee that these criteria or methods will ultimately provide adequate protection against these risks.

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

One of the components of our strategic plan is to generate significant noninterest income from C&F Mortgage, which originates a variety of residential loan products for sale into the secondary market.  Interest rates, housing inventory, housing demand, cash buyers, new mortgage lending regulations and other market conditions have a direct effect on loan originations across the industry.

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

The existence of an active secondary market is a critical component of C&F Mortgage’s ability to generate income from the sale of loans to investors.  Active secondary markets for residential mortgages depend upon the continuation of programs currently offered by government-sponsored enterprises (GSEs) (such as Fannie Mae and Freddie Mac), the FHA, the VA, the USDA, and state bond programs, which account for a substantial portion of the secondary market in residential mortgage loans. Because the largest participants in the secondary market are GSEs whose activities are governed by federal law, any future changes in laws that significantly affect the activity of the GSEs could adversely affect our mortgage company’s operations. Further, in September 2008, Fannie Mae and Freddie Mac were placed into conservatorship by the U.S. government. Although to date, the conservatorship has not had a significant or adverse effect on our operations, it is unclear whether further changes or reforms would adversely affect our operations. Although we sell loans to various third-party investors, the ability of these aggregators to purchase loans would be limited if the GSEs cease to exist or materially limit their purchases of mortgage loans.

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

The Financial Accounting Standards Board (FASB) has issued a new accounting standard that will be effective for the Corporation for the fiscal year beginning January 1, 2023. This standard, Accounting Standards Codification (ASC) Topic 326, “Financial Instruments—Credit Losses” (ASC 326) will require the Corporation to record an allowance for credit losses that represents expected credit losses over the lifetime of all loans in its portfolio. This represents a change from the current method of providing for an allowance for loan losses that have been incurred.  We have not yet determined the impact that ASC 326 will have on our consolidated financial statements and regulatory capital.  While the adoption of ASC 326 will not affect ultimate loan performance or cash flows of the Corporation from making loans, the period in which expected credit losses affect net income of the Corporation may not be similar to the recognition of loan losses under current accounting guidance. If recognition of the allowance for credit losses results in a reduction of the regulatory capital of C&F Bank, the initial reduction in regulatory capital will be phased in over three years under regulatory guidance. If the reduction in regulatory capital of C&F Bank is significant, it may adversely impact the future ability of the Corporation to pay dividends to shareholders.

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

In connection with accounting for prior acquisitions, we recorded assets acquired and liabilities assumed at their fair value, which resulted in the recognition of certain intangible assets, including goodwill. Adverse conditions in our business climate, including a significant decline in future operating cash flows, a significant change in our stock price or market capitalization, or a deviation from our expected growth rate and performance, may significantly affect the fair value of any goodwill and may trigger impairment losses, which could be materially adverse to our results of operations and financial condition.

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

Consumers may increasingly decide not to use banks to complete their financial transactions, which could have a material adverse impact on our financial condition and operations.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

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

Among the Dodd-Frank Act’s significant regulatory changes, it created a new financial consumer protection agency, the CFPB.  The CFPB is reshaping the consumer financial laws through rulemaking and enforcement of the Dodd-Frank Act’s prohibitions against unfair, deceptive and abusive consumer finance products or practices, which are directly affecting the business operations of financial institutions offering consumer financial products or services, including the Corporation.  This agency’s broad rulemaking authority includes identifying practices or acts that are unfair, deceptive or abusive in connection with any consumer financial transaction, financial product or service.  Although the CFPB has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the CFPB may also apply to the Corporation or its subsidiaries by virtue of the adoption of such policies and best practices by the Federal Reserve and the FDIC.  Further, the CFPB may include its own examiners in regulatory examinations by the Corporation’s primary regulators. The total costs, limitations and restrictions related to the CFPB may produce significant, material effects on our business, financial condition and results of operations.

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

The Corporation relies on dividends from the Bank for substantially all of its revenue.

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

Risks Related to the Acquisition of Peoples

Combining Peoples into the Corporation may be more difficult, costly or time-consuming than we expect.

The success of the Merger will depend, in part, on the Corporation’s ability to realize the anticipated benefits and cost savings from combining the business of Peoples into the business of the Corporation without materially disrupting the existing customer relationships of Peoples or the Corporation. If the Corporation is not able to achieve these objectives, the anticipated benefits and cost savings of the Merger may not be realized fully, or at all, or may take longer to realize than expected.

The success of the Merger will depend, in part, on the Corporation’s ability to successfully combine the businesses of the Corporation and Peoples. To realize these anticipated benefits, the Corporation will integrate Peoples’s business into its own. The integration process in the Merger could result in the disruption of ongoing business, inconsistencies in standards, controls, procedures, and policies that affect adversely the Corporation’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the Merger. If the Corporation experiences difficulties with the integration process, the anticipated benefits of the Merger may not be realized, fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be disruptions that cause the Corporation to lose customers or cause customers to withdraw their deposits from C&F Bank, or other unintended consequences that could have a material adverse effect on the Corporation’s results of operations or financial condition after the Merger. These integration matters could have an adverse effect on the Corporation for an indeterminate period after consummation of the Merger.

The Corporation may not be able to effectively integrate the operations of Peoples Community Bank into C&F Bank.

The future operating performance of the Corporation and C&F Bank will depend, in part, on the success of the merger of Peoples Community Bank with and into C&F Bank. The success of the subsidiary bank merger will, in turn, depend on a number of factors, including the Corporation’s ability to (i) integrate the operations and branches of Peoples Community Bank and C&F Bank, (ii) retain the deposits and customers of Peoples Community Bank and C&F Bank, (iii) control the incremental increase in noninterest expense arising from the Merger in a manner that enables the combined bank to improve its overall operating efficiencies, and (iv) retain and integrate the appropriate personnel of Peoples Community Bank into the operations of C&F Bank, and reduce overlapping bank personnel. The integration of Peoples Community Bank and C&F Bank will require the dedication of the time and resources of the C&F Bank’s management and may temporarily distract management’s attention from the day-to-day business of C&F Bank. If C&F Bank is unable to successfully integrate Peoples Community Bank, C&F Bank may not be able to realize expected operating efficiencies and eliminate redundant costs.

ITEM 1B.UNRESOLVED STAFF COMMENTS

The Corporation has no unresolved comments from the SEC staff.

ITEM 2.PROPERTIES

The following describes the location and general character of the principal offices and other materially important physical properties of the Corporation.

The main office of C&F Bank is located in West Point, Virginia and the operations center, which includes the offices of the retail banking segment’s loan, deposit and administrative functions, is located in Toano, Virginia.  C&F Bank owns both buildings which comprise approximately 100,000 square feet in total.  Additionally, the retail banking segment operates 29 branch offices and 3 regional commercial lending offices in Virginia, of which it owns 26 branch offices and leases 3 branch offices and 3 lending offices.  Four branches owned by C&F Bank and one branch leased by C&F Bank are former branches of Peoples Community Bank and were acquired on January 1, 2020 as part of the acquisition of Peoples.

The mortgage banking segment’s main administrative office and a loan production office are located in Midlothian, Virginia, in a building owned by C&F Bank that also houses a branch of C&F Bank.  In addition, the mortgage banking segment has 19 loan production offices, of which 2 in Virginia are located in C&F Bank branches, 17 are leased from nonaffiliates, including: 11 in Virginia, 2 in Maryland, 2 in North Carolina, 1 in South Carolina and 1 in West Virginia.

C&F Finance’s headquarters and its loan and administrative functions and staff are located in Richmond, Virginia, in offices that are leased.

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

ITEM 4.MINE SAFETY DISCLOSURES

None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name (Age) Present Position	Business Experience During Past Five Years

Thomas F. Cherry (51) President and Chief Executive Officer

Chief Executive Officer of the Corporation and C&F Bank since 2019; President of the Corporation and C&F Bank since 2014; Director of the Corporation and C&F Bank since 2015; Secretary of the Corporation and C&F Bank from 2002 to 2018; Chief Financial Officer of the Corporation and C&F Bank from 2004 to 2016; Executive Vice President and Chief Financial Officer of CVBK and CVB from September 2013 through March 2014

Larry G. Dillon (67) Executive Chairman

Chairman of the Board of Directors of the Corporation and C&F Bank since 1989; Chief Executive Officer of the Corporation and C&F Bank from 1989 to 2018; President of the Corporation and C&F Bank from 1989 to 2014; Chairman, President and Chief Executive Officer of CVBK and CVB from September 2013 through March 2014

Jason E. Long (40) Senior Vice President, Chief Financial Officer and Secretary

Senior Vice President and Chief Financial Officer of the Corporation and C&F Bank since 2016; Secretary of the Corporation and C&F Bank since 2019; First Vice President of C&F Bank from 2014 to 2016; Various positions, most recently Principal from April 2013 through September 2014, at the accounting firm of Yount, Hyde & Barbour, P.C. since 2002, focusing on the financial services industry

Bryan E. McKernon (63) President and Chief Executive Officer, C&F Mortgage	President and Chief Executive Officer of C&F Mortgage since 1995; Director of C&F Bank since 1998

S. Dustin Crone (51) President and Chief Executive Officer, C&F Finance	Chief Executive Officer of C&F Finance since 2020; President of C&F Finance since 2010

John A. Seaman, III (62) Executive Vice President and Chief Credit Officer, C&F Bank	Executive Vice President and Chief Credit Officer of C&F Bank since 2011 and of CVB from September 2013 through March 2014

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is listed for trading on the NASDAQ Global Select Market of the NASDAQ Stock Market under the symbol “CFFI.” As of March 2, 2020, there were approximately 3,000 shareholders of record. As of that date, the closing price of our common stock on the NASDAQ Global Select Stock Market was $48.45.

Payment of dividends is at the discretion of the Corporation’s Board of Directors and is subject to various federal and state regulatory limitations. For further information regarding payment of dividends refer to Item 1. “Business,” under the heading “Limits on Dividends.”

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors authorized programs to repurchase the Corporation’s common stock in May 2014 (which was subsequently reauthorized, most recently in April 2018), for repurchases of up to $5.0 million of the Corporation’s common stock through May 31, 2019, and in May 2019 for repurchases of up to $5.0 million of the Corporation’s common stock from June 1, 2019 through May 31, 2020. Repurchases under either program could be made through privately-negotiated transactions, or open-market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the Exchange Act) and/or Rule 10b-18 of the Exchange Act.  Under the repurchase program last reauthorized in April 2018, the Corporation made aggregate common stock repurchases of $3.8 million between November 2018 and May 2019.  As of December 31, 2019, the Corporation has made aggregate common stock repurchases of $1.7 million under the repurchase program authorized in May 2019.

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended December 31, 2019.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
(Dollars in thousands, except for per share amounts)	Shares Purchased[1]	per Share	Programs	Programs
October 1, 2019 - October 31, 2019	407	$51.20	—	$3,299
November 1, 2019 - November 30, 2019	—	$—	—	$3,299
December 1, 2019 - December 31, 2019	4,161	$56.86	—	$3,299
Total	4,568	$56.36	—

[1]

During the three months ended December 31, 2019, 4,568 shares were withheld upon the vesting of restricted shares granted to employees of the Corporation and its subsidiaries in order to satisfy tax withholding obligations.

ITEM 6.SELECTED FINANCIAL DATA

Five Year Financial Summary

(Dollars in thousands, except per share amounts)	2019	2018	2017	2016	2015
Financial Condition:
Total assets[1]	$1,657,432	$1,521,411	$1,509,056	$1,451,992	$1,405,076
Securities, available for sale	189,733	214,910	218,976	210,026	219,476
Loans held for sale	90,500	41,895	55,384	52,027	44,000
Loans (net of allowance for loan losses)	1,082,318	1,028,097	992,062	962,674	865,892
Total deposits	1,291,250	1,181,661	1,171,429	1,119,921	1,073,633
Total equity	165,279	151,958	141,702	139,214	131,059
Results of Operations:
Interest income	$95,010	$92,548	$89,593	$89,439	$87,049
Interest expense	14,556	11,027	9,601	8,968	8,694
Net interest income	80,454	81,521	79,992	80,471	78,355
Provision for loan losses	8,515	11,006	16,435	18,040	15,512
Net interest income after provision for loan losses	71,939	70,515	63,557	62,431	62,843
Noninterest income	32,012	25,758	27,232	26,047	21,220
Noninterest expenses	80,019	73,732	72,823	70,560	66,680
Income before taxes	23,932	22,541	17,966	17,918	17,383
Income tax expense[2]	5,082	4,521	11,394	4,459	4,853
Net income[2]	$18,850	$18,020	$6,572	$13,459	$12,530
Share Data:
Earnings per share—basic[2]	$5.47	$5.15	$1.89	$3.90	$3.68
Earnings per share—assuming dilution[2]	5.47	5.15	1.88	3.89	3.68
Dividends per share	1.49	1.41	1.33	1.29	1.22
Weighted average number of shares—basic	3,450,745	3,501,221	3,486,510	3,454,282	3,401,426
Weighted average number of shares—assuming dilution	3,450,745	3,501,221	3,486,589	3,455,883	3,401,834
Significant Ratios:
Net interest margin	5.52%	5.80%	5.99%	6.30%	6.35%
Return on average assets[2]	1.20	1.19	0.45	0.96	0.92
Return on average equity[2]	12.02	12.40	4.58	9.90	9.87
Dividend payout ratio[2]	27.24	27.38	70.37	33.08	33.20
Average equity to average assets	10.02	9.63	9.82	9.65	9.29
Asset Quality:
Allowance for loan losses (ALL)
Retail banking	$10,482	$10,426	$10,775	$11,115	$11,017
Mortgage banking	598	598	598	598	598
Consumer finance	21,793	22,999	24,353	25,353	23,954
Ratio of ALL to total loans
Retail banking[3]	1.32%	1.37%	1.48%	1.63%	1.86%
Mortgage banking	12.88	17.19	18.22	18.26	17.12
Consumer finance	6.96	7.77	8.34	8.33	8.21

[1]

On January 1, 2019, the Corporation adopted Accounting Standards Update 2016-02, “Leases (Topic 842)” on a modified restrospective basis, which resulted in recognition of a lease liability of approximately $3.14 million and a corresponding right-of-use asset.  Periods prior to January 1, 2019 have not been restated.

[2]

In connection with the reduction in the federal corporate income tax rate as a result of the enactment of the Tax Cuts and Jobs Act of 2017, the Corporation recognized a one-time remeasurement of its federal net deferred tax asset in 2017, which resulted in additional income tax expense and a  decrease in net income of $6.6 million.

[3]	The ratio of the allowance for loan losses to total loans is computed excluding purchased credit impaired loans.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial Performance Highlights

Net income for the Corporation was $18.9 million in 2019, or $5.47 per share assuming dilution, compared to $18.0 million in 2018, or $5.15 per share assuming dilution, and $6.6 million in 2017, or $1.88 per share assuming dilution.  The Corporation’s ROE and ROA were 12.02 percent and 1.20 percent, respectively, for 2019, compared to 12.40 percent and 1.19 percent, respectively, for 2018 and 4.58 percent and 0.45 percent, respectively, for 2017.

Excluding the effects of certain nonrecurring items discussed below, adjusted net income was $19.5 million in 2019, or $5.66 per share assuming dilution, compared to $18.0 million in 2018, or $5.15 per share assuming dilution, and $13.2 million in 2017, or $3.79 per share assuming dilution.  Adjusted ROE and ROA, which exclude the effects of certain nonrecurring items discussed below, were 12.44 percent and 1.25 percent, respectively, for 2019, compared to 12.40 percent and 1.19 percent, respectively, for 2018 and 9.20 percent and 0.90 percent, respectively, for 2017.

Net income for 2019 included merger related expenses of $709,000 ($653,000 after income taxes) incurred in connection with the Corporation’s acquisition of Peoples Bankshares, Incorporated (Peoples), which was completed on January 1, 2020.  Net income for 2017 included the effect of the Tax Cuts and Jobs Act (the Tax Act), which was signed into law on December 22, 2017. As a result of the permanent reduction in the federal corporate income tax rate, the Corporation recorded a one-time remeasurement adjustment to its net federal deferred tax asset of $6.6 million, which was recognized in income tax expense. Merger related expenses and the effects of the tax acts are nonrecurring adjustments and do not reflect the ongoing performance of the Corporation, and are excluded from adjusted net income, adjusted earnings per share, adjusted ROE and adjusted ROA.

Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net income, adjusted earnings per share, adjusted ROE and adjusted ROA, which are non-GAAP financial measures, to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

Net income for 2019 increased 4.6 percent and adjusted net income increased 8.2 percent compared to 2018.  The increase in net income was attributable in part to growth in average loans at the retail banking segment of 6.1 percent, growth in loan production volume at the mortgage banking segment of 35.2 percent, and a decrease in net charge-offs as a percentage of average loans outstanding at the consumer finance segment to 3.05 percent for 2019, compared to 4.14 percent in 2018.

2020 Outlook

Management believes the Corporation’s financial performance in 2020 will be affected by (1) lower accretion income related to the fair value accounting adjustments in the Corporation’s acquisition of CVBK in 2013, (2) expenses related to the acquisition of Peoples and the integration of its systems and processes, (3) an uncertain interest rate environment, which may affect volume in the mortgage banking industry and contribute to net interest margin compression, (4) an increase in average loans outstanding at the retail banking segment, which will have a favorable effect on interest income, and (5) continued decline in the average yield of the non-prime automobile loan portfolio at the consumer finance segment as seasoned loans that have higher interest rates than the average yield of the portfolio are replaced with new purchases of lower-yielding, higher-quality loans. The following additional factors could influence the Corporation’s financial performance in 2020:

•

Retail Banking: Growth in higher-yielding earning assets, specifically loans, will continue to be our primary focus at the Bank during 2020. We expanded our lending capabilities in 2019 by adding new talent to our commercial lending team in the Richmond, Charlottesville, and Hampton Roads markets, and our acquisition of Peoples adds to our earning assets as well as gives us access to new markets where we hope to pursue additional loan production. Our growing lending team and continued economic strength in our markets, particularly in real estate development and construction, has led us to expect continued growth in our loan portfolio during 2020.  However, it will be challenging to maintain the retail banking segment’s net interest margin at its current level, as interest income from purchased credit impaired (PCI) loans in 2019 that resulted primarily from repayments of certain credits is unlikely to be realized at the same level in 2020. Additionally, the cost of interest-bearing deposits may be slower to respond to decreases in interest rates than yields on loans, which may result in net interest margin compression. While the acquisition of Peoples may result in accretion of fair value accounting adjustments recognized in interest income, this is not expected to have a meaningful impact on net income of the retail banking segment in 2020. We expect an increase in occupancy expense in 2020 related to new facilities, including two new branch office locations. Also in 2020, we expect to continue to focus on our digital strategy, because online and mobile access are quickly becoming the primary means of banking for many businesses and individuals, and we believe our digital strategy commitment is critical to remaining competitive within the financial services industry.

•

Mortgage Banking: C&F Mortgage generates significant noninterest income from the origination and sale of residential loan products into the secondary market. In 2019, an environment of economic expansion and low interest rates contributed to significant growth in refinance and home purchase mortgage loan production at the mortgage banking segment.  Loan production and revenue in 2020 are highly uncertain and will depend on economic conditions and market factors beyond our control, including interest rates, housing inventory and loan demand. In addition, during 2020, C&F Mortgage anticipates it will continue to (1) compete to retain and attract qualified loan officers, (2) incur costs associated with updating and enhancing our compliance management system and processes for originating residential loans to mitigate compliance and regulatory risks, as well as improving the quality of our loan origination process and (3) utilize technology to its fullest capability in order to realize efficiencies overall in our mortgage banking processes and to create opportunities for revenue generation.

•

Consumer Finance: C&F Finance provides automobile financing through programs that are designed to serve customers in the non-prime sector and marine and RV financing for borrowers in the prime sector. As has been the case for the last several years, competition in the non-prime automobile loan business remains aggressive, resulting in lower interest rates and in many cases, less restrictive underwriting standards by several of our competitors. We expect organic loan growth to continue to be challenging in 2020.  However, C&F Finance’s scorecard model for purchasing automobile loan contracts, which was implemented in 2016 and results in the purchase of loans with higher credit metrics, as well as our expansion into marine and RV loans, are expected to result in charge-offs at C&F Finance remaining at a level lower than that experienced prior to 2018.  We believe it will be challenging to maintain the consumer finance segment’s net interest margin at its current level as the expansion of our loan portfolio into marine and RV loans will reduce average yields on loans and competition in the market for non-prime automobile loans may cause yields to continue to decline, which may be partially offset by lower costs of borrowing if short-term interest rates remain low. Through growth in loans outstanding, particularly in the non-prime automobile portfolio, and improving credit quality, we aim to mitigate the effects of net interest margin compression in 2020. We also expect to continue investing in technology at C&F Finance in order to capture more business, improve efficiencies, and manage the rigorous regulatory burdens and evolving compliance issues in the indirect lending industry.

Principal Business Segments

An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in the section “Results of Operations.”

Retail Banking:  The retail banking segment reported net income of $9.9 million for the year ended December 31, 2019, compared to net income of $10.6 million for the year ended December 31, 2018. Retail banking segment net income for the year ended December 31, 2019 included merger related expenses of $236,000 ($196,000 after income taxes).

For the year and quarter ended December 31, 2019, compared to the same periods in 2018, retail banking segment net income decreased primarily as a result of (1) higher operating expenses associated with C&F Bank adding new talent to its commercial lending team in the Richmond and Charlottesville markets and investing in technology infrastructure to support continued growth, as well as higher cost of providing employee health benefits, (2) higher average rates on interest-bearing deposit accounts, (3) lower interest income on certain purchased loans, as discussed below and (4) merger related expenses, which were partially offset by (1) higher average loans outstanding, which contributed to higher interest income, (2) higher interchange income, (3) proceeds from bank-owned life insurance and (4) lower expense associated with the FDIC insurance assessment as a result of credits available to banks with less than $10 billion in total assets.

The recognition of interest income on purchased credit impaired (PCI) loans is based on management’s expectation of future payments of principal and interest. Certain PCI loans have paid off earlier than expected during 2019 and 2018, affecting the recognition of interest income as repayments occur. Interest income recognized on PCI loans was $3.4 million and $3.7 million for the years ended December 31, 2019 and 2018, respectively.

Average loans increased $44.5 million or 6.1 percent for the year ended December 31, 2019, compared to the same period in 2018, primarily due to growth in the commercial business lending and acquisition and development segments of the loan portfolio. C&F Bank’s total nonperforming assets were $2.6 million at December 31, 2019, compared to $1.7 million at December 31, 2018. Nonperforming assets included $1.5 million in nonaccrual loans at December 31, 2019 and 2018, and included $1.1 million in other real estate owned at December 31, 2019, compared to $246,000 at December 31, 2018.  The increase in nonperforming assets since December 31, 2018 was due primarily to the balance of land and buildings of C&F Bank’s Bellgrade branch in Midlothian, Virginia, which were reclassified into other real estate owned when the Bellgrade branch was consolidated into a nearby branch during 2019.  Nonaccrual loans were comprised primarily of residential mortgages and equity lines at December 31, 2019 and 2018.

Mortgage Banking: The mortgage banking segment reported net income of $3.8 million for the year ended December 31, 2019, compared to net income of $1.9 million for the year ended December 31, 2018.

The increase in net income of the mortgage banking segment for the year ended December 31, 2019 compared to the same period in 2018 was due primarily to higher gains on sales of loans, resulting from higher loan production, which was partially offset by higher compensation expense related to higher loan volume. Mortgage loan originations for the mortgage banking segment were $944.1 million and $699.0 million for the years ended December 31, 2019 and 2018, respectively.  Loan production for the year ended December 31, 2019 was the highest reported by the mortgage banking segment for any calendar year since 2009, when home sales were supported by a federal income tax credit for first-time home buyers.  Lower interest rates on mortgage loans have contributed to an increase in volume in the broader mortgage industry in 2019 compared to 2018.  Mortgage loan originations during the the year ended December 31, 2019 for refinancings and home purchases were $224.9 million and $719.2 million, respectively, compared to $76.9 million and $566.2 million, respectively, during the year ended December 31, 2018.

Consumer Finance: The consumer finance segment reported net income of $6.9 million for the year ended December 31, 2019, compared to net income of $6.7 million for the year ended December 31, 2018.

The increase in net income of the consumer finance segment for the year ended December 31, 2019 compared to the year ended December 31, 2018 was due primarily to a decline in the provision for loan losses of $2.8 million as a result of lower charge-offs and improving credit quality of the portfolio, partially offset by (1) lower loan yields, (2) higher interest expense on variable-rate borrowings resulting from higher loans outstanding (which are financed by borrowings) and higher short-term interest rates during 2019 compared to 2018 and (3) higher cost of providing employee health benefits.  The average yield on loans was lower for 2019 compared to 2018 due to continued competition in the non-prime automobile loan business and the consumer finance segment pursuing growth in higher quality, lower yielding loans, which include prime marine and recreational vehicle (RV) loans.

The net charge-off ratio for 2019 was 3.05 percent of average total loans, which represents a decrease from 4.14 percent for 2018 and is lower than any year since 2012. The decline reflects a lower number of charge-offs during 2019 as a result of C&F Finance Company’s purchasing automobile loan contracts with higher credit metrics beginning in 2016. At December 31, 2019, total delinquent loans as a percentage of total loans was 4.17 percent, compared to 4.76 percent at December 31, 2018. The allowance for loan losses was $21.8 million, or 6.96 percent of total loans at December 31, 2019, compared to $23.0 million, or 7.77 percent of total loans at December 31, 2018. The decrease in the level of the allowance for loan losses as a percentage of total loans was primarily due to lower net charge-offs on non-prime automobile loans.  At December 31, 2019, compared to December 31, 2018, the higher composition within the consumer finance segment’s loan portfolio of prime marine and RV loans accounted for approximately 16 basis points of the 81 basis points decrease in the ratio of the allowance for loan losses to total loans.

Other: The remaining components included in the consolidated results of operations of the Corporation are comprised primarily of net losses associated with holding company expenses of the Corporation, partially offset by the net income of C&F Wealth Management.  These components reported aggregate net losses of $1.7 million and $1.2 million for the years ended December 31, 2019 and 2018, respectively.  The higher net loss during 2019, compared to 2018, was primarily due to merger related expenses.

Acquisition of Peoples Bankshares, Incorporated: On January 1, 2020, the Corporation completed the acquisition of Peoples and its banking subsidiary, Peoples Community Bank for an aggregate purchase price of $22.2 million of cash and stock.  With the addition of Peoples, the Corporation would have had approximately $1.8 billion in assets, $1.3 billion in total gross loans outstanding and $1.5 billion in total deposits on a combined basis at December 31, 2019.  The former Peoples Community Bank branches will continue to operate as Peoples Community Bank, a division of C&F Bank, until the systems conversion is expected to be completed in April 2020.  For the year ended December 31, 2019, the Corporation recorded merger related expenses of $709,000 ($653,000 after income taxes) in connection with its acquisition of Peoples, of which $236,000 ($196,000 after income taxes) was allocated to the retail banking segment and the remainder was recorded as a holding company expense.  The Corporation estimates that it will incur aggregate after-tax merger related costs of approximately $1.9 million, with the remaining $1.2 million expected to be recorded in the first half of 2020.

Capital Management and Dividends

Total equity was $165.3 million at December 31, 2019, compared to $152.0 million at December 31, 2018.  Capital growth resulted primarily from earnings for the year ended December 31, 2018, offset in part by dividends and share repurchases during the year.

The Corporation’s Board of Directors continued its policy of paying dividends in 2019. For the year ended December 31, 2019, the Corporation declared dividends of $1.49 per share. Annual dividends per share increased 5.7 percent over dividends of $1.41 per share declared in 2018, resulting from one increase in the quarterly dividend during 2019.  The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital levels and requirements and expected future earnings.

In May 2019, the Corporation’s Board of Directors authorized a program, effective June 1, 2019, to repurchase up to $5.0 million of the Corporation’s common stock (the Repurchase Program) through May 31, 2020.  As of December 31, 2019, the Corporation has made aggregate common stock repurchases of $1.7 million under the Repurchase Program.  At December 31, 2019, the book value per share of the Corporation’s common stock was $48.07, and tangible book value per share was $43.61, compared to $43.45 and $39.00, respectively, at December 31, 2018.

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

PCI loans are not classified as nonperforming by the Corporation at the time they are acquired, regardless of whether they had been classified as nonperforming by the previous holder of such loans, and they will not be classified as nonperforming so long as, at quarterly re-estimation periods, we believe we will fully collect the new carrying value of the pools of loans.

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

Goodwill: The Corporation's goodwill was recognized in connection with past business combinations and is reported at the retail banking segment and the consumer finance segment. The Corporation reviews the carrying value of goodwill at least annually or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Corporation may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Corporation elects to bypass the qualitative assessment or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying value to determine whether an impairment exists. In the fourth quarter of 2019 and 2018, the Corporation evaluated goodwill for impairment at the retail banking segment and the consumer finance segment and concluded that no impairment existed based on an assessment of qualitative factors.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for each of the years ended December 31, 2019, 2018 and 2017. Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Accretion and amortization of fair value purchase adjustments are included in the computation of yields on loans and investments and on the cost of borrowings acquired in connection with the purchase of CVB. The CVB accretion contributed approximately 29 basis points to the yield on loans and 23 basis points to both the yield on interest earning assets and net interest margin for the year ended December 31, 2019, compared to approximately 28 basis points to the yield on loans and 21 basis points to both the yield on interest earning assets and net interest margin for the year ended December 31, 2018, and approximately 14 basis points to the yield on loans and 11 basis points to both the yield on interest earning assets and the net interest margin for the year ended

December 31, 2017.  Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent for the years ended December 31, 2019 and 2018 and 34 percent for the year ended December 31, 2017.

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	2019			2018			2017
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$131,778	$3,202	2.43%	$138,053	$3,197	2.32%	$115,392	$2,517	2.18%
Tax-exempt	71,531	2,671	3.73	86,436	3,451	3.99	98,526	4,868	4.94
Total securities	203,309	5,873	2.89	224,489	6,648	2.96	213,918	7,385	3.45
Total loans	1,154,645	87,561	7.58	1,074,834	84,554	7.87	1,043,418	82,789	7.93
Interest-bearing deposits in other banks	110,638	2,179	1.97	118,176	2,097	1.77	107,629	1,128	1.05
Total earning assets	1,468,592	95,613	6.51	1,417,499	93,299	6.58	1,364,965	91,302	6.69
Allowance for loan losses	(33,733)			(35,409)			(36,101)
Total non-earning assets	130,569			126,814			134,275
Total assets	$1,565,428			$1,508,904			$1,463,139

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$218,394	1,168	0.53	$221,750	799	0.36	$215,627	482	0.22
Money market deposit accounts	199,840	1,020	0.51	215,662	699	0.32	221,279	606	0.27
Savings accounts	120,644	110	0.09	116,896	103	0.09	109,789	87	0.08
Certificates of deposit, $100 or more	207,931	3,876	1.86	172,616	2,206	1.28	163,100	1,839	1.13
Other certificates of deposit	184,613	2,920	1.58	177,279	1,879	1.06	181,746	1,734	0.95
Total interest-bearing deposits	931,422	9,094	0.98	904,203	5,686	0.63	891,541	4,748	0.53
Borrowings	160,327	5,462	3.41	165,290	5,341	3.23	165,662	4,853	2.93
Total interest-bearing liabilities	1,091,749	14,556	1.33	1,069,493	11,027	1.03	1,057,203	9,601	0.91
Noninterest-bearing demand deposits	283,505			266,415			236,937
Other liabilities	33,364			27,678			25,353
Total liabilities	1,408,618			1,363,586			1,319,493
Equity	156,810			145,318			143,646
Total liabilities and equity	$1,565,428			$1,508,904			$1,463,139
Net interest income		$81,057			$82,272			$81,701
Interest rate spread			5.18%			5.55%			5.78%
Interest expense to average earning assets			0.99%			0.78%			0.70%
Net interest margin			5.52%			5.80%			5.99%

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

TABLE 2: Rate-Volume Recap

	2019 from 2018			2018 from 2017
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest income:
Loans	$(3,169)	$6,176	$3,007	$(646)	$2,411	$1,765
Securities:
Taxable	151	(146)	5	168	512	680
Tax-exempt	(214)	(566)	(780)	(865)	(552)	(1,417)
Interest-bearing deposits in other banks	223	(141)	82	848	121	969
Total interest income	(3,009)	5,323	2,314	(495)	2,492	1,997
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	381	(12)	369	304	13	317
Money market deposit accounts	376	(55)	321	108	(15)	93
Savings accounts	—	7	7	10	6	16
Certificates of deposit, $100 or more	1,150	520	1,670	255	112	367
Other certificates of deposit	960	81	1,041	189	(44)	145
Total interest-bearing deposits	2,867	541	3,408	866	72	938
Borrowings	287	(166)	121	499	(11)	488
Total interest expense	3,154	375	3,529	1,365	61	1,426
Change in net interest income	$(6,163)	$4,948	$(1,215)	$(1,860)	$2,431	$571

Net interest income, on a taxable-equivalent basis, for 2019 decreased to $81.1 million, compared to $82.3 million for 2018, primarily as a result of lower net interest margin, partially offset by growth in average earning assets. Net interest margin decreased 28 basis points to 5.52 percent, compared to 5.80 percent for 2018, and average earning assets grew $51.1 million, or 3.6 percent, in 2019 compared to 2018. The net interest margin decline resulted from a 30 basis point increase in the cost of interest-bearing liabilities coupled with a seven basis point decline in the yield on interest-earning assets for the year ended December 31, 2019, compared to the year ended December 31, 2018.  The increase in the cost of interest-bearing liabilities was a result of higher costs of deposits and borrowings. The decline in yield on interest-earning assets was primarily attributable to a decrease in the yields on the loan and investment securities portfolios for 2019 compared to 2018, partially offset by an increase in the yield on interest-earning deposits in other banks.

Average loans, which includes both loans held for investment and loans held for sale, increased $79.8 million to $1.2 billion for the year ended December 31, 2019, compared to 2018. Average loans held for investment of the retail banking segment increased $44.5 million, or 6.1 percent, for the year ended December 31, 2019, compared to 2018, primarily due to growth in the commercial business lending and land acquisition and development segments of the loan portfolio during 2019, which was partially attributable to C&F Bank expanding its commercial lending team. Average loans held for investment at the consumer finance segment increased $10.9 million, or 3.7 percent, for 2019 compared to 2018 as a result of the continued expansion of the consumer finance segment’s purchases of marine and RV loan contracts and growth in automobile loans outstanding.  Average loans held for sale increased $24.3 million, or 59.9 percent for 2019, compared to 2018, due to higher loan production.

The overall yield on loans decreased 29 basis points to 7.58 percent for 2019, compared to 2018, due primarily to higher growth in loans at the retail banking and mortgage banking segments than the consumer finance segment, a decrease in the average yield on loans at the consumer finance segment, and lower interest income on PCI loans at the retail banking segment, partially offset by higher yields on loans at the retail banking segment.  Higher loan growth at the retail banking and mortgage banking segments than the consumer finance segment resulted in a decrease in the overall yield on loans, as loan yields are higher on average at the consumer finance segment.  Lower average yields on loans at the consumer finance segment were due primarily to continued competition in the non-prime automobile loan business and to the consumer finance segment’s pursuing growth in higher quality, lower yielding loans, which include prime marine and RV loans. The higher average yield on loans at the retail banking segment in 2019 compared to 2018 was primarily a result of higher yields on home equity lines of credit and construction loans.

Average securities available for sale decreased $21.2 million for 2019, compared to 2018, primarily due to higher calls and maturities of obligations of states and political subdivisions and lower purchases during the year ended 2019.

The average yield on the securities portfolio on a taxable-equivalent basis decreased seven basis points for 2019, compared to 2018.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the Federal Reserve Bank, decreased $7.5 million during 2019, compared to 2018. The decrease during 2019 resulted from growth in average loans outpacing growth in average deposits. The average yield on these overnight funds increased 20 basis points for 2019, compared to 2018, as the Federal Reserve Bank increased the interest rate on excess cash reserve balances from 1.50 percent in December 2017 to 2.40 percent by the end of the second quarter of 2019. The Federal Reserve Bank then decreased the interest rate on excess cash reserve balances to 1.55 percent by the end of 2019.

Average money market, savings and interest-bearing demand deposits decreased $15.4 million for 2019, compared to 2018, and average time deposits increased $42.6 million for 2019, compared to 2018, as interest rates offered on time deposits rose, attracting deposit customers. The increase in the average cost of interest-bearing deposits for 2019 compared to 2018 was 35 basis points, due to increases in interest rates on time deposits, interest-bearing demand deposits, and money market deposits driven by changes in market interest rates.

Average borrowings decreased $5.0 million for 2019, compared to 2018. The decrease resulted from maturities during 2018 of a $5.0 million repurchase agreement with a third-party correspondent bank and a $2.5 million advance from the FHLB. The average cost of borrowings increased 18 basis points during 2019, compared to 2018, because of increases in short-term interest rates, to which variable-rate borrowing at the consumer finance segment is indexed. At December 31, 2019, the current cost of these variable rate borrowings was lower than any period since the first quarter of 2018 as a result of decreases in short-term interest rates during 2019.

The Corporation believes that it may be challenging to maintain net interest margin at its current level based on the effects of (1) the current interest rate environment, which has at times included an inverted yield curve and historically low interest rates, (2) possible lower average yields on consumer finance segment loans as seasoned loans that have higher interest rates than the average yield of the portfolio are replaced with lower-yielding higher-quality loans (including marine and RV loans), (3) lower accretion of purchase discounts on PCI loans from the acquisition of CVBK, which is included in yields on loans, (4) lower loan production, and therefore lower average loans held for sale, at the mortgage banking segment following historically high levels during 2019 and (5) the acquisition of Peoples, which has historically had a lower net interest margin than the Corporation.  The Corporation expects to be able to mitigate the effects of these factors with future loan growth at the retail banking segment and the consumer finance segment.

Discussion of net interest income for the year ended December 31, 2017 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Net Interest Income” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 26, 2019.

NONINTEREST INCOME

TABLE 3: Noninterest Income

	Year Ended December 31, 2019
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$10,603	$—	$—	$10,603
Mortgage banking fee income	—	4,700	—	—	4,700
Interchange income	4,203	—	—	—	4,203
Service charges on deposit accounts	3,923	—	—	—	3,923
Wealth management services income, net	—	—	—	2,029	2,029
Other service charges and fees	1,492	—	4	—	1,496
Income from bank-owned life insurance	607	—	104	—	711
Net gains on calls of available for sale securities	10	—	—	—	10
Other income	1,157	403	457	2,320	4,337
Total noninterest income	$11,392	$15,706	$565	$4,349	$32,012

	Year Ended December 31, 2018
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$7,841	$—	$—	$7,841
Mortgage banking fee income	—	3,686	—	—	3,686
Interchange income	3,882	—	—	—	3,882
Service charges on deposit accounts	4,213	—	—	—	4,213
Wealth management services income, net	—	—	—	1,860	1,860
Other service charges and fees	1,379	—	7	—	1,386
Income from bank-owned life insurance	320	—	104	—	424
Net gains on calls of available for sale securities	10	—	—	—	10
Other income	1,225	329	627	275	2,456
Total noninterest income	$11,029	$11,856	$738	$2,135	$25,758

	Year Ended December 31, 2017
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$8,553	$—	$—	$8,553
Mortgage banking fee income	—	3,885	—	—	3,885
Interchange income	3,476	—	—	—	3,476
Service charges on deposit accounts	4,458	—	—	—	4,458
Wealth management services income, net	—	—	—	1,619	1,619
Other service charges and fees	1,336	—	7	—	1,343
Income from bank-owned life insurance	328	—	105	—	433
Net gains on calls of available for sale securities	10	—	—	—	10
Other income	893	210	766	1,586	3,455
Total noninterest income	$10,501	$12,648	$878	$3,205	$27,232

Total noninterest income increased $6.3 million, or 24.3 percent, for the year ended December 31, 2019, compared to the year ended December 31, 2018.  The increase in noninterest income was due primarily to (1) an increase in gains on sales of loans and mortgage banking fee income, which consists of fees related to loan originations, at the mortgage banking segment as a result of higher mortgage loan production, as lower mortgage loan interest rates contributed to an increase in volume in the broader mortgage industry, (2) an increase in debit card interchange income at the retail banking segment, (3) an increase in income from bank-owned life insurance at the retail banking segment resulting from proceeds on one policy received in 2019, (4) an increase in income, included in “Other income,” related to interest rate swaps offered to commercial loan customers at the retail banking segment and (5) net unrealized gains of $2.1 million in 2019 at the

Corporation related to the its nonqualified deferred compensation plan compared to no such gain in 2018. These increases were partially offset by decreased service charges on deposit accounts at the retail banking segment resulting from fewer overdraft fees charged and lower income at the retail banking segment related to the Bank’s cash balance pension plan, which is included in “Other income”.

Discussion of noninterest income for the year ended December 31, 2017 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Noninterest Income” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 26, 2019.

NONINTEREST EXPENSE

TABLE 4: Noninterest Expense

	Year Ended December 31, 2019
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$28,231	$5,965	$8,668	$4,337	$47,201
Occupancy expense	5,739	2,246	685	73	8,743
Other expenses:
Data processing	6,694	54	1,303	76	8,127
Professional fees	1,904	175	583	603	3,265
Other expenses	5,996	3,238	2,963	486	12,683
Total other expenses	14,594	3,467	4,849	1,165	24,075
Total noninterest expense	$48,564	$11,678	$14,202	$5,575	$80,019

	Year Ended December 31, 2018
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$26,632	$5,298	$8,542	$1,531	$42,003
Occupancy expense	5,483	1,980	782	63	8,308
Other expenses:
Data processing	6,097	54	1,263	38	7,452
Professional fees	2,138	122	643	141	3,044
Other expenses	6,165	2,916	2,826	1,018	12,925
Total other expenses	14,400	3,092	4,732	1,197	23,421
Total noninterest expense	$46,515	$10,370	$14,056	$2,791	$73,732

	Year Ended December 31, 2017
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$25,132	$5,945	$9,272	$3,248	$43,597
Occupancy expense	4,671	1,957	1,035	67	7,730
Other expenses:
Data processing	5,343	53	1,256	35	6,687
Professional fees	1,739	88	486	103	2,416
Other expenses	6,198	3,087	2,644	464	12,393
Total other expenses	13,280	3,228	4,386	602	21,496
Total noninterest expense	$43,083	$11,130	$14,693	$3,917	$72,823

Total noninterest expense increased $6.3 million, or 8.5 percent, for the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase in noninterest expenses was due primarily to (1) an increase in salaries and employee benefits expense (a) at the retail banking segment associated with C&F Bank adding new talent to its commercial lending team in the Richmond and Charlottesville markets and higher cost of providing employee health benefits, (b) at the mortgage banking segment resulting from higher mortgage loan production and (c) at the Corporation related to its nonqualified deferred compensation plan, (2) merger related expenses associated with the acquisition of Peoples at the retail banking segment and the Corporation and (3) higher data processing and occupancy expenses at the retail banking segment associated with C&F Bank’s investing in technology infrastructure to support continued growth.  Partially offsetting these increases was (1) a decrease in the FDIC insurance assessment expense, included in “Other expenses,” at the retail banking segment, as a result of credits available to banks with less than $10 billion in total assets and (2) lower professional fees in 2019 at the retail banking segment related to improving compliance processes.

Merger related expenses for the year ended December 31, 2019 included $236,000 at the retail banking segment, of which $173,000 was professional fees expense and $50,000 was data processing expense, and $473,000 at the Corporation, of which $441,000 was professional fees expense.

Compensation expense related to the Corporation’s nonqualified deferred compensation plan is recorded based in part on changes in the fair value of assets held in trust for the plan, which are allocated to participants. As a result of unrealized gains related to the nonqualified plan, additional compensation expense of $2.1 million was recorded in 2019 compared to a reduction of compensation expense of $610,000 in 2018, and was offset by gains recorded in noninterest income, as discussed above.

Discussion of noninterest expense for the year ended December 31, 2017 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Noninterest Expense” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 26, 2019.

INCOME TAXES

Income tax expense on 2019 earnings was $5.1 million, resulting in an effective tax rate of 21.2 percent, compared with $4.5 million, or 20.1 percent, in 2018 and $11.4 million, or 63.4 percent, in 2017.  The effective tax rate for the year ended December 31, 2019 includes the effect of merger related expenses, a portion of which were nondeductible.  Discussion of income taxes for the year ended December 31, 2017 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Income Taxes” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 26, 2019.

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

In accordance with its policies and guidelines and consistent with industry practices, C&F Finance, at times, offers payment deferrals to non-prime automobile borrowers, whereby the borrower is allowed to move up to two payments within a twelve-month rolling period to the end of the loan. A fee will be collected for extensions only in states that permit it. An account for which all delinquent payments are deferred is classified as current at the time the deferment is granted and therefore is not included as a delinquent account. Thereafter, such an account is aged based on the timely payment of future installments in the same manner as any other account. We evaluate the results of this deferment strategy based upon the amount of cash installments that are collected on accounts after they have been deferred versus the extent to which the collateral underlying the deferred accounts has depreciated over the same period of time. Based on this evaluation, we believe that payment deferrals granted according to our policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections. Payment deferrals may affect the ultimate timing of when an account is charged off. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio and therefore increase the allowance for loan losses and related provision for loan losses. The average amounts deferred on a monthly basis, as a percentage of average non-prime automobile loans outstanding, was 1.90 percent in 2019, 2.30 percent in 2018 and 2.57 percent in 2017.

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following table presents the Corporation’s loan loss experience for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Balance, beginning of period	$34,023	$35,726	$37,066	$35,569	$35,606
Provision for loan losses:
Retail Banking	360	100	200	—	—
Mortgage Banking	—	—	—	—	45
Consumer Finance	8,155	10,906	16,235	18,040	15,467
Total provision for loan losses	8,515	11,006	16,435	18,040	15,512
Loans charged off:
Real estate—residential mortgage	(46)	(42)	(179)	(82)	(144)
Commercial, financial and agricultural[1]	(29)	(409)	(349)	(87)	(21)
Equity lines	(138)	—	(42)	(57)	(19)
Consumer	(349)	(344)	(301)	(281)	(317)
Consumer finance	(13,991)	(16,477)	(21,525)	(20,663)	(19,816)
Total loans charged off	(14,553)	(17,272)	(22,396)	(21,170)	(20,317)
Recoveries of loans previously charged off:
Real estate—residential mortgage	26	57	118	163	257
Commercial, financial and agricultural[1]	4	59	21	206	31
Equity lines	—	—	2	—	1
Consumer	228	230	189	236	268
Consumer finance	4,630	4,217	4,291	4,022	4,211
Total recoveries	4,888	4,563	4,621	4,627	4,768
Net loans charged off	(9,665)	(12,709)	(17,775)	(16,543)	(15,549)
Balance, end of period	$32,873	$34,023	$35,726	$37,066	$35,569
Ratio of net charge-offs (recoveries) to average total loans outstanding during period for Retail Banking	0.04%	0.06%	0.08%	(0.02)%	(0.01)%
Ratio of net charge-offs to average total loans outstanding during period for Consumer Finance	3.05%	4.14%	5.82%	5.55%	5.50%

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

The allocation of the allowance for loan losses at December 31 for the years indicated and the ratio of corresponding outstanding loan balances to total loans are as follows:

TABLE 6: Allocation of Allowance for Loan Losses

	December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,080	$2,246	$2,371	$2,559	$2,471
Real estate—construction [1]	681	727	605	816	94
Commercial, financial and agricultural [2]	7,121	6,688	7,478	7,393	7,755
Equity lines	733	1,106	688	685	1,052
Consumer	465	257	231	261	243
Consumer finance	21,793	22,999	24,353	25,352	23,954
Total allowance for loan losses	$32,873	$34,023	$35,726	$37,066	$35,569
Ratio of loans to total period-end loans:
Real estate—residential mortgage	16%	17%	19%	19%	21%
Real estate—construction [1]	5	5	4	6	1
Commercial, financial and agricultural [2]	45	43	43	39	39
Equity lines	5	5	5	5	6
Consumer	1	2	1	1	1
Consumer finance	28	28	28	30	32
	100%	100%	100%	100%	100%

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2019 were as follows:

TABLE 7A: Credit Quality Indicators

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$177,049	$1,839	$881	$1,526	$181,295
Real estate – construction [2]	54,246	—	—	—	54,246
Commercial, financial and agricultural [3]	487,374	13,357	70	11	500,812
Equity lines	51,662	181	11	229	52,083
Consumer	13,632	6	—	118	13,756
	$783,963	$15,383	$962	$1,884	$802,192

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$312,388	$611	$312,999

[1]	At December 31, 2019, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2018 were as follows:

TABLE 7B: Credit Quality Indicators

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$180,232	$2,832	$1,243	$594	$184,901
Real estate – construction [2]	54,461	—	—	—	54,461
Commercial, financial and agricultural [3]	440,832	14,625	454	24	455,935
Equity lines	54,289	389	99	883	55,660
Consumer	14,998	5	6	—	15,009
	$744,812	$17,851	$1,802	$1,501	$765,966

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$295,442	$712	$296,154

[1]	At December 31, 2018, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

The retail banking segment allowance for loan losses as a percentage of total loans, excluding PCI loans, declined to 1.32 percent at December 31, 2019, compared to 1.37 percent at December 31, 2018, because of a decrease in the allowance related to impaired loans and overall improved credit quality.  We believe that the current level of the allowance for loan losses at the retail banking segment is adequate to absorb probable losses inherent in the loan portfolio, based on the relevant history of charge-offs and recoveries, current economic conditions, overall portfolio quality and review of specific criticized loans. If loan concentrations within the retail banking segment’s loan portfolio result in higher credit risk or if economic conditions deteriorate in future periods, a higher level of nonperforming loans may be experienced, which may then require a higher provision for loan losses.

The consumer finance segment’s allowance for loan losses decreased by $1.2 million to $21.8 million at December 31, 2019 from $23.0 million at December 31, 2018, and its provision for loan losses decreased $2.8 million for the year ended December 31, 2019, as compared to 2018. The decrease in the allowance and the lower provision resulted primarily from C&F Finance purchasing automobile loan contracts with higher credit metrics beginning in 2016, which has led to an overall improvement in the credit quality of the portfolio and lower charge-offs. Delinquent loans as a percentage of total loans decreased to 4.17 percent at December 31, 2019 from 4.76 percent at December 31, 2018 and the net charge-off ratio for 2019 decreased to 3.05 percent from 4.14 percent for 2018. The allowance for loan losses as a percentage of loans decreased to 6.96 percent at December 31, 2019, compared to 7.77 percent at December 31, 2018, primarily as a result of lower net charge-offs on non-prime automobile loans. Management expects the marine and RV loan contracts purchased by the consumer finance segment beginning in the first quarter of 2018, which are contracts for prime loans made to borrowers with higher credit scores, to require both a lower provision for loan losses and allowance for loan losses than the consumer finance segment’s non-prime automobile loans, contributing to a decrease in the overall level of the consumer finance segment’s allowance for loan losses as a percentage of total loans. At December 31, 2019, compared to December 31, 2018, the higher composition within the consumer finance segment’s loan portfolio of marine and RV loans accounted for 16 basis points of the 81 basis points decrease in this ratio.

As previously described, the consumer finance segment, at times, offers payment deferrals to non-prime automobile borrowers as a management technique to achieve higher ultimate cash collections on select loan accounts. Payment deferrals may affect the ultimate timing of when an account is charged off. A significant reliance on deferrals as a means of managing collections may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio.  The average amounts deferred on a monthly basis, as a percentage of average non-prime automobile loans outstanding was 1.90 percent in 2019, 2.30 percent in 2018 and 2.57 percent in 2017.

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

Table 8 summarizes nonperforming assets at December 31 of each of the past five years.

TABLE 8: Nonperforming Assets

Retail Banking Segment

(Dollars in thousands)	2019	2018	2017	2016	2015
Loans, excluding purchased loans	$770,423	$723,778	$686,605	$629,523	$525,283
Purchased performing loans[1]	26,422	36,874	42,793	53,329	67,022
Purchased credit impaired loans[1]	705	1,835	3,103	9,256	13,908
Total loans	$797,550	$762,487	$732,501	$692,108	$606,213

Nonaccrual loans[2]	$1,512	$1,464	$5,272	$4,235	$6,157
OREO[3]	1,103	246	168	195	942
Total nonperforming assets	$2,615	$1,710	$5,440	$4,430	$7,099

Accruing loans past due for 90 days or more	$109	$324	$306	$6	$761
Troubled debt-restructurings (TDRs)[2]	$4,353	$5,451	$10,896	$5,825	$5,344
Allowance for loan losses (ALL)	$10,482	$10,426	$10,775	$11,115	$11,017
Nonperforming assets to total loans and OREO	0.33%	0.22%	0.74%	0.64%	1.17%
ALL to total loans, excluding purchased credit impaired loans	1.32	1.37	1.48	1.63	1.86
ALL to total nonaccrual loans	693.25	712.16	204.38	262.46	178.93
Net charge-offs (recoveries) to average total loans	0.04	0.06	0.08	(0.02)	(0.01)

[1]

Acquired loans are tracked in two separate categories – “purchased performing” and “purchased credit impaired.” The remaining discount for the purchased performing loans was $1.4 million at December 31, 2019, $1.9 million at December 31, 2018, $2.3 million at December 31, 2017, $2.9 million at December 31, 2016 and $4.0 million at December 31, 2015. The remaining discount for the purchased credit impaired loans was $5.6 million at December 31, 2019, $7.9 million at December 31, 2018, $9.8 million at December 31, 2017, $10.5 million at December 31, 2016 and $11.8 million at December 31, 2015.

[2]

Nonaccrual loans include nonaccrual TDRs of $254,000 at December 31, 2019, $166,000 at December 31, 2018, $3.9 million at December 31, 2017, $2.0 million at December 31, 2016 and $2.5 million at December 31, 2015.

[3]	OREO includes $835,000 at December 31, 2019 related to the land and buildings of the Bellgrade branch, which was consolidated into a nearby branch in the third quarter of 2019.

Mortgage Banking Segment

(Dollars in thousands)	2019	2018	2017	2016	2015
Nonaccrual loans	$372	$37	$39	$41	$—
Total loans	$4,642	$3,479	$3,283	$3,275	$3,493
Allowance for loan losses	$598	$598	$598	$598	$598
Nonaccrual loans to total loans	8.01%	1.06%	1.19%	1.25%	—%
Allowance for loan losses to total loans	12.88	17.19	18.22	18.26	17.12

Consumer Finance Segment

(Dollars in thousands)	2019	2018	2017	2016	2015
Nonaccrual loans	$611	$712	$764	$1,215	$1,321
Accruing loans past due for 90 days or more	$—	$—	$—	$—	$—
Repossessed assets	$410	$371	$250	$580	$392
Total loans	$312,999	$296,154	$292,004	$304,357	$293,480
Allowance for loan losses	$21,793	$22,999	$24,353	$25,353	$23,954
Nonaccrual loans to total loans	0.20%	0.24%	0.26%	0.40%	0.28%
Allowance for loan losses to total loans	6.96	7.77	8.34	8.33	8.21
Net charge-offs to average total loans	3.05	4.14	5.82	5.55	5.50

Table 9 presents the changes in the OREO balance for 2019 and 2018.

TABLE 9: OREO Changes

	Year Ended December 31,
(Dollars in thousands)	2019	2018
Balance at the beginning of year, gross	$303	$225
Additions	1,401	98
Sales proceeds	(521)	(18)
Gain (loss) on disposition	8	(2)
Balance at the end of year, gross	1,191	303
Less valuation allowance	(88)	(57)
Balance at the end of year, net	$1,103	$246

Nonperforming assets of the retail banking segment totaled $2.6 million at December 31, 2019, compared to $1.7 million at December 31, 2018.  Nonperforming assets included $1.5 million in nonaccrual loans at December 31, 2019 and 2018, and included $1.1 million in other real estate owned at December 31, 2019, compared to $246,000 at December 31, 2018. The increase in nonperforming assets since December 31, 2018 was due primarily to the balance of land and buildings of C&F Bank’s Bellgrade branch in Midlothian, Virginia, which were reclassified into other real estate owned when the Bellgrade branch was consolidated into a nearby branch during 2019.  Nonaccrual loans were comprised primarily of residential mortgages and equity lines at December 31, 2019 and 2018.

Nonaccrual loans at the consumer finance segment decreased to $611,000 at December 31, 2019 from $712,000 at December 31, 2018. As noted above, the allowance for loan losses at the consumer finance segment decreased from $23.0 million at December 31, 2018 to $21.8 million at December 31, 2019, and the ratio of the allowance for loan losses to total consumer finance loans was 6.96 percent as of December 31, 2019, compared to 7.77 percent at December 31, 2018. Nonaccrual consumer finance loans remain low relative to the allowance for loan losses and the total consumer finance loan portfolio because the consumer finance segment generally initiates repossession of loan collateral once a loan becomes more than 60 days delinquent. Repossessed vehicles of the consumer finance segment are classified as other assets and consist only of vehicles the Corporation has the legal right to sell.  Prior to the reclassification from loans to repossessed vehicles, the difference between the carrying amount of each loan and the fair value of each vehicle (i.e. the deficiency) is charged against the allowance for loan losses.  At December 31, 2019, repossessed vehicles at fair value less estimated costs to sell included in other assets totaled $410,000, compared to $371,000 at December 31, 2018.

If interest on nonaccrual loans had been recognized, we would have recorded additional gross interest income of $165,000 for 2019,  $325,000 for 2018, and $462,000 for 2017. Interest received on nonaccrual loans was $69,000 for 2019, $384,000 in 2018, $89,000 in 2017.

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

Impaired loans, which included TDRs of $4.4 million, and the related allowance at December 31, 2019, were as follows:

TABLE 10A: Impaired Loans

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,891	$2,192	$1,479	$72	$3,506	$155
Commercial, financial and agricultural:
Commercial real estate lending	1,459	4	1,447	77	1,581	82
Equity lines	31	31	—	—	32	2
Consumer	130	—	121	118	123	—
Total	$5,511	$2,227	$3,047	$267	$5,242	$239

Impaired loans, which included TDRs of $5.5 million, and the related allowance at December 31, 2018, were as follows:

TABLE 10B: Impaired Loans

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,057	$1,288	$1,677	$92	$3,056	$142
Commercial, financial and agricultural:
Commercial real estate lending	2,468	1,498	927	10	2,653	132
Commercial business lending	33	25	—	—	26	—
Equity lines	365	31	326	326	359	2
Consumer	5	—	5	—	5	—
Total	$5,928	$2,842	$2,935	$428	$6,099	$276

TDRs at December 31, 2019 and 2018 were as follows:

TABLE 11: Troubled Debt Restructurings

	December 31,	December 31,
(Dollars in thousands)	2019	2018
Accruing TDRs	$4,099	$5,285
Nonaccrual TDRs[1]	254	166
Total TDRs[2]	$4,353	$5,451

[1]	Included in nonaccrual loans in Table 8: Nonperforming Assets.
[2]	Included in impaired loans in Tables 10A and 10B: Impaired Loans.

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

At December 31, 2019, the Corporation had total assets of $1.66 billion compared to $1.52 billion at December 31, 2018. The significant components of the Corporation’s Consolidated Balance Sheets are discussed below.

LOAN PORTFOLIO

General

Through the retail banking segment, we engage in a wide range of lending activities, which include the origination, primarily in the retail banking segment’s market area, of (1) one-to-four family and multi-family residential mortgage loans, (2) commercial real estate loans, (3) construction loans, (4) land acquisition and development loans, (5) consumer loans and (6) commercial business loans. We engage in non-prime automobile, and marine and RV lending through the consumer finance segment and in residential mortgage lending through the mortgage banking segment with substantially all of the loans originated through the mortgage banking segment sold to third-party investors. At December 31, 2019, the Corporation’s loans held for investment in all categories, net of the allowance for loan losses, totaled $1.08 billion and loans held for sale had a fair value of $90.50 million.

Tables 12 and 13 present information pertaining to the composition of loans held for investment and the maturity/repricing of certain loans held for investment.

TABLE 12: Summary of Loans Held for Investment

	December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Real estate—residential mortgage	$181,295	$184,901	$184,863	$188,264	$186,763
Real estate—construction [1]	54,246	54,461	44,782	55,732	7,759
Commercial, financial, and agricultural [2]	500,812	455,935	437,884	390,388	356,062
Equity lines	52,083	55,660	55,237	52,600	50,111
Consumer	13,756	15,009	13,018	8,399	9,011
Consumer finance	312,999	296,154	292,004	304,357	291,755
Total loans	1,115,191	1,062,120	1,027,788	999,740	901,461
Less allowance for loan losses	(32,873)	(34,023)	(35,726)	(37,066)	(35,569)
Total loans, net	$1,082,318	$1,028,097	$992,062	$962,674	$865,892

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

TABLE 13: Maturity/Repricing Schedule of Loans Held for Investment

	December 31, 2019
	Commercial,
	Financial,	Real Estate
(Dollars in thousands)	and Agricultural	Construction
Variable Rate:
Within 1 year	$37,938	$25,053
1 to 5 years	129,110	3,475
After 5 years	125,830	535
Fixed Rate:
Within 1 year	$101,703	$20,042
1 to 5 years	45,668	5,106
After 5 years	60,563	35

The increase in total loans from December 31, 2018 to December 31, 2019 was primarily due to (1) commercial loan growth at the retail banking segment resulting from additions of experienced lenders to our commercial lending team and (2) consumer finance loan growth as a result of growth in automobile loans and continued expansion of purchases of marine and RV loan contracts.

Total loans at December 31, 2019 and 2018 included loans purchased in connection with the Corporation’s acquisition of CVB on October 1, 2013. These loans were recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses. On the date of acquisition, the Corporation acquired PCI loans with a fair value of $35.3 million and purchased performing loans with a fair value of $111.8 million. The following tables present the outstanding principal balance and the carrying amount of purchased loans that are included in the Corporation’s Consolidated Balance Sheets at December 31, 2019 and 2018.

TABLE 14: PCI and Purchased Performing Loans

	December 31, 2019
	Purchased
	Credit	Purchased
(Dollars in thousands)	Impaired	Performing	Total
Outstanding principal balance	$6,262	$27,839	$34,101
Carrying amount
Real estate – residential mortgage	$107	$7,035	$7,142
Commercial, financial and agricultural	563	11,338	11,901
Equity lines	35	8,046	8,081
Consumer	—	3	3
Total acquired loans	$705	$26,422	$27,127

	December 31, 2018
	Purchased
	Credit	Purchased
(Dollars in thousands)	Impaired	Performing	Total
Outstanding principal balance	$9,734	$38,768	$48,502
Carrying amount
Real estate – residential mortgage	$284	$8,823	$9,107
Commercial, financial and agricultural	1,461	18,982	20,443
Equity lines	90	9,063	9,153
Consumer	—	6	6
Total acquired loans	$1,835	$36,874	$38,709

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

Our commercial real estate loans are usually amortized over a period of time ranging from 15 years to 30 years and usually have a term to maturity ranging from 5 years to 15 years. These loans normally have provisions for interest rate adjustments after the loan is three to five years old. The maximum loan-to-value ratio for a commercial real estate loan is 80 percent; however, this maximum can be waived for particularly strong borrowers on an exception basis. Most commercial real estate loans are further secured by one or more unconditional personal guarantees.

In recent years, we have structured a portion of our commercial real estate loans as mini-permanent loans. The amortization period, term and interest rates for these loans vary based on borrower preferences and our assessment of the loan and the degree of risk involved. If the borrower prefers a fixed rate of interest, we usually offer a loan with a fixed rate of interest for a term of 3 to 10 years with an amortization period of up to 30 years. The remaining balance of the loan is due and payable in a single balloon payment at the end of the initial term. We believe these loan terms provide some protection from changes in the borrower’s business and income as well as changes in general economic conditions. In the case of fixed-rate commercial real estate loans, shorter maturities also provide an opportunity to adjust the interest rate on this type of interest-earning asset in accordance with our asset and liability management strategies. Certain commercial customers qualify for participation in an interest rate swap program.  This program provides flexible pricing structures for our larger borrowers who wish to pay a fixed rate of interest, while preserving a floating rate for the Bank, which protects C&F Bank from exposure to rising interest rates.

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

Loans associated with indirect automobile and marine and recreational vehicle financing are included in the consumer finance category in Table 12: Summary of Loans Held for Investment.

SECURITIES

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value.  At December 31, 2019 and 2018, all securities in the Corporation’s investment portfolio were classified as available for sale.

Table 15 sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 15: Securities Available for Sale

	December 31, 2019		December 31, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$21,440	11%	$17,473	8%
Mortgage-backed securities	86,585	46	104,983	49
Obligations of states and political subdivisions	81,708	43	92,454	43
Total available for sale securities at fair value	$189,733	100%	$214,910	100%

The Corporation seeks to diversify its portfolio to minimize risk, including by purchasing (1) shorter-duration mortgage-backed securities to reduce interest rate risk and for cash flow and reinvestment opportunities and (2) securities issued by states and political subdivisions due to the tax benefits and the higher tax-adjusted yield obtained from these securities. All of the Corporation’s mortgage-backed securities are direct issues of United States government agencies or government-sponsored enterprises. At December 31, 2019, all of the Corporation’s obligations of states and political subdivisions that were in a net unrealized loss position were rated “A” or better by Standard & Poor’s or Moody’s Investors Service.

Table 16 presents additional information pertaining to the composition of the securities portfolio  at amortized cost, by the earlier of contractual maturity or expected maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

TABLE 16: Maturity of Securities

	December 31, 2019
		Weighted
	Amortized	Average
(Dollars in thousands)	Cost	Yield[1]
U.S. government agencies and corporations:
Maturing within 1 year	$5,373	2.19%
Maturing after 1 year, but within 5 years	9,083	2.06
Maturing after 5 years, but within 10 years	6,998	2.31
Total U.S. government agencies and corporations	21,454	2.17
Mortgage-backed securities:
Maturing within 1 year	485	2.71
Maturing after 1 year, but within 5 years	83,911	2.32
Maturing after 5 years, but within 10 years	—	—
Maturing after 10 years	1,253	3.22
Total mortgage-backed securities	85,649	2.33
States and municipals:[1]
Maturing within 1 year	27,793	2.95
Maturing after 1 year, but within 5 years	42,976	2.44
Maturing after 5 years, but within 10 years	8,214	3.64
Maturing after 10 years	1,673	4.52
Total states and municipals	80,656	2.78
Total securities:
Maturing within 1 year	33,651	2.83
Maturing after 1 year, but within 5 years	135,970	2.34
Maturing after 5 years, but within 10 years	15,212	3.03
Maturing after 10 years	2,926	3.96
Total securities	$187,759	2.51%

1.	Yields on tax-exempt securities have been computed on a taxable-equivalent basis using the federal corporate income tax rate of 21 percent.

DEPOSITS

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts, and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

Deposits totaled $1.29 billion at December 31, 2019, compared to $1.18 billion at December 31, 2018. This increase primarily consisted of a $75.5 million increase in time deposits, a $25.6 million increase in non-interest bearing demand deposits and a $8.5 million increase in savings, money market and interest-bearing demand deposits.

The Corporation had $2.0 million in brokered money market deposits outstanding at December 31, 2019, compared to $2.4 million in brokered money market deposits at December 31, 2018. The source of these brokered deposits is uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Table 17 presents the average deposit balances and average rates paid for the years 2019,  2018 and 2017.

TABLE 17: Average Deposits and Rates Paid

	Year Ended December 31,
	2019		2018		2017
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$283,505		$266,415		$236,937
Interest-bearing transaction accounts	218,394	0.53%	221,750	0.36%	215,627	0.22%
Money market deposit accounts	199,840	0.51	215,662	0.32	221,279	0.27
Savings accounts	120,644	0.09	116,896	0.09	109,789	0.08
Certificates of deposit, $100 thousand or more	207,931	1.86	172,616	1.28	163,100	1.13
Other certificates of deposit	184,613	1.58	177,279	1.06	181,746	0.95
Total interest-bearing deposits	931,422	0.98%	904,203	0.63%	891,541	0.53%
Total deposits	$1,214,927		$1,170,618		$1,128,478

Table 18 details maturities of certificates of deposit with balances of $100,000 or more at December 31, 2019.

TABLE 18: Maturities of Certificates of Deposit with Balances of $100,000 or More

(Dollars in thousands)	December 31, 2019
3 months or less	$95,915
3-6 months	54,722
6-12 months	121,491
Over 12 months	149,928
Total	$422,056

BORROWINGS

In addition to deposits, the Corporation utilizes short-term and long-term borrowings as sources of funds. Short-term borrowings from the Federal Reserve Bank and the FHLB may be used to fund the Corporation’s day-to-day operations. Short-term borrowings also include securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the day sold, as well as overnight unsecured fed funds lines with correspondent banks. Long-term borrowings consist of advances from the FHLB and advances under a non-recourse revolving bank line of credit. All FHLB advances are secured by a blanket floating lien on all of C&F Bank’s qualifying closed-end and revolving open-end loans secured by 1-4 family residential properties, including loans held for sale. All Federal Reserve Bank advances are secured by loan-specific liens on certain qualifying loans of C&F Bank that are not otherwise pledged. The bank line of credit is non-recourse and is secured by loans at C&F Finance.

Trust I, Trust II and CVBK Trust I are wholly-owned non-operating subsidiaries of the Corporation, formed for the purpose of issuing trust preferred capital securities. Collectively, these trusts have issued $25.0 million of trust preferred capital securities to institutional investors through private placements and $775,000 in common equity that is held by the Corporation.  Trust preferred capital securities of $5.0 million issued by CVBK Trust I, $10.0 million issued by Trust I, and $10.0 million issued by Trust II mature in 2033, 2035 and 2037, respectively, and are redeemable at the Corporation’s option.  The principal assets of CVBK Trust I, Trust I and Trust II are trust preferred capital notes of the Corporation of $5.2 million, $10.3 million and $10.3 million, respectively, which have like maturities and like interest rates to the trust preferred capital securities. The interest payments by the Corporation on the notes will be used by the trusts to pay the quarterly distributions on the trust preferred capital securities.

For further information concerning the Corporation’s borrowings, refer to Item 8. “Financial Statements and Supplementary Data” under the heading “Note 10: Borrowings.”

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The total amount of unused loan commitments at the Bank was $256.2 million at December 31, 2019, and $244.2 million at December 31, 2018, which does not include IRLCs at C&F Mortgage, as discussed below.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit was $16.6 million at December 31, 2019 and $19.3 million at December 31, 2018.

The mortgage banking segment enters into IRLCs with customers to originate loans for which the interest rates are determined (or “locked”) prior to funding.  The mortgage banking segment is exposed to interest rate risk through fixed-rate IRLCs and mortgage loans from the time that interest rates are locked until the loans are sold in the secondary market. The mortgage banking segment manages interest rate risk arising from these fixed-rate IRLCs and mortgage loans by either (1) entering into forward sales contracts with investors at the time that interest rates are locked for loans to be delivered on a best efforts basis or (2) entering into forward sales contracts for unspecified mortgage backed securities (TBA securities) until it can enter into forward sales contracts with investors for loans to be delivered on a mandatory basis. IRLCs, forward sales of loans and forward sales of TBA securities are derivative financial instruments.

At December 31, 2019, the mortgage banking segment had $63.4 million of IRLCs and $65.8 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $129.1 million in mortgage loans.  Also at December 31, 2019, the mortgage banking segment had $11.7 million of IRLCs and $22.0 of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using forward sales of $24.0 million of TBA securities and mandatory-delivery forward sales contracts for $6.7 million in mortgage loans.  At December 31, 2018, C&F Mortgage had best-efforts forward sales contracts for all of its IRLCs and mortgage loans held for sale.

The mortgage banking segment sells substantially all of the residential mortgage loans it originates to third-party investors. As is customary in the industry, the agreements with these investors require the mortgage banking segment to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the investors are entitled to make loss claims and repurchase requests of the mortgage banking segment for loans that contain covered deficiencies. The mortgage banking segment has obtained early payment default recourse waivers for a significant portion of its business. Recourse periods for early payment default for the remaining investors vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. The mortgage banking segment maintains an allowance for indemnifications that represents management’s estimate of losses that are probable of arising under these recourse provisions. As performance data for loans that have been sold is not made available to the mortgage banking segment by the investors, the evaluation of potential losses is inherently subjective. A schedule of expected losses on loans with claims or indemnifications is maintained to ensure the reserve is adequate to cover estimated losses. Payments made under these recourse provisions were $66,000 in 2019.  There were no payments made in 2018 and 2017.

Risks also arise from the possible inability of investors to meet the terms of their contracts. The mortgage banking segment has procedures in place to evaluate the credit risk of investors and does not expect any counterparty to fail to meet its obligations.

The Corporation uses derivatives to manage exposure to interest rate risk through the use of interest rate swaps. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts.

The Corporation has interest rate swaps that qualify and are designated as cash flow hedges. The Corporation’s cash flow hedges effectively modify the Corporation’s exposure to interest rate risk by converting variable rates of interest on $25.0 million of the Corporation’s trust preferred capital notes to fixed rates of interest for periods that end between June 2024 and June 2029. The cash flow hedges’ total notional amount is $25.0 million. At December 31, 2019, the cash flow hedges had a fair value of $145,000, which is recorded in other liabilities.  The net gain/loss on the cash flow hedges is recognized as a component of other comprehensive income and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings.

The Corporation also enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs.  The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms.  The net effect of these interest rate swaps and the related loans is that the customer pays a fixed rate of interest and the Corporation receives a floating rate.  At December 31, 2019, the total notional amount of the interest rate swaps related to these loans was $148.5 million, and the interest rate swaps had a net fair value of zero, with $2.5 million recognized in other assets and $2.5 million recognized in other liabilities.  These swaps are not designated as hedging instruments; therefore, changes in fair value are recorded in other noninterest expense.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, totaled $227.7 million at December 31, 2019, compared to $220.1 million at December 31, 2018. The Corporation’s funding sources, including capacity, amount outstanding and amount available at December 31, 2019 are presented in Table 19.

TABLE 19: Funding Sources

	December 31, 2019
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$95,000	$—	$95,000
Repurchase lines of credit	50,000	—	50,000
Borrowings from FHLB	204,148	44,500	159,648
Borrowings from Federal Reserve Bank	18,447	—	18,447
Revolving bank line of credit	120,000	75,029	44,971
Total	$487,595	$119,529	$368,066

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

Time deposits of $100,000 or more, maturing in less than a year, totaled $272.1 million at December 31, 2019; time deposits of $100,000 or more, maturing in more than one year, totaled $149.9 million.

The Corporation’s contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond as of December 31, 2019 are presented in Table 20.

Table 20: Contractual Obligations

	Payments Due by Period
		Less than			More than
(Dollars in thousands)	Total	1 Year	1‑3 Years	3‑5 Years	5 Years
Bank line of credit	$75,029	$—	$75,029	$—	$—
FHLB advances [1]	44,500	7,500	7,500	12,500	17,000
Trust preferred capital notes	25,281	—	—	—	25,281
Operating leases	2,936	1,385	1,198	232	121
Total[2]	$147,746	$8,885	$83,727	$12,732	$42,402

[1]

FHLB advances include convertible advances of $7.5 million, $7.5 million, $5.0 million, $5.0 million, $5.0 million and $7.0 million maturing in 2022, 2023, 2024, 2025, 2026 and 2027, respectively. These advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed-rate to variable-rate (i.e., the conversion date). We can elect to repay the advances in whole or in part on their respective conversion dates and on any interest payment dates thereafter without the payment of a fee if the FHLB elects to convert the advances. However, we would incur a fee if we repay the advances (1) prior to their respective conversion dates, (2) if the FHLB does not convert the advance on the conversion date, or, (3) after notification of conversion, on any date other than the conversion date or any interest payment date thereafter. FHLB advances also include fixed rate hybrid advances of $7.5 million maturing in 2020. These advances provide fixed-rate funding until the stated maturity date. We may add interest rate caps or floors at a future date, at which time the cost of the caps or floors will be added to the advance rate. For further information concerning the Corporation’s FHLB borrowings, refer to Item 8, “Financial Statements and Supplementary Data,” under the heading “Note 10: Borrowings.”

[2]	At December 31, 2019, there were no outstanding Federal Funds purchased or borrowings from the Federal Reserve Bank.

On January 1, 2020, the Corporation completed the acquisition of Peoples whereby Peoples shareholders received  aggregate merger consideration of approximately $10.6 million in cash and 210,052 shares of the Corporation’s common stock.  The Corporation estimates that it will incur additional aggregate after-tax merger related costs of approximately $1.2 million in the first half of 2020.

As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its operational requirements and contractual obligations.

CAPITAL RESOURCES

Total equity was $165.3 million at year-end 2019, compared with $152.0 million at year-end 2018. During 2019, the Corporation declared common stock dividends of $1.49 per share, compared to $1.41 per share declared in 2018 and $1.33 per share declared in 2017.

The assessment of capital adequacy depends on such factors as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. We regularly review the adequacy of the Corporation’s and the Bank’s capital. We maintain a structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses. While we will continue to look for opportunities to invest capital in profitable growth, share purchases are another tool that facilitates improving shareholder return, as measured by ROE and earnings per share.

Under the small bank holding company policy statement of the Federal Reserve Board, which applies to certain bank holding companies with consolidated total assets of less than $3 billion, the Corporation is not subject to regulatory capital requirements. The disclosure below reflects the Corporation’s consolidated capital as determined under regulations that apply to bank holding companies that are not small bank holding companies and minimum capital requirements that would apply to the Corporation if it were not a small bank holding company.

 The Corporation’s CET1 to total risk-weighted assets ratio was 11.7 percent and 11.9 percent at December 31, 2019 and 2018, respectively. The Corporation’s Tier 1 capital to risk-weighted assets ratio was 13.6 percent and 14.0 percent at December 31, 2019 and 2018, respectively. The total capital to risk-weighted assets ratio was 14.9 percent at December 31, 2019, compared with 15.3 percent at December 31, 2018. The Tier 1 leverage ratio was 11.1 percent at

December 31, 2019, compared with 11.3 percent at December 31, 2018. These ratios include $25.0 million of trust preferred capital securities in tier 1 capital of the Corporation. Additionally, all applicable regulatory capital ratios of C&F Bank were in excess of mandated minimum requirements at December 31, 2019 and 2018.

Under the Basel III Final Rule, the Bank must maintain a capital conservation buffer of additional total capital and CET1.  The capital conservation buffer requirement was phased in from January 1, 2016 until January 1, 2019 in equal annual installments of 0.625 percent. Accordingly, at December 31, 2019, the Bank was required to maintain a capital conservation buffer of 2.5 percent and exceeded the total capital conservation buffer and the tier 1 capital conservation buffer by 355 basis points and 428 basis points, respectively.  At December 31, 2018, the Bank was required to maintain a capital conservation buffer of 1.875 percent and exceeded the total capital conservation buffer and the tier 1 capital conservation buffer by 525 and 598 basis points, respectively.

The Corporation’s capital resources may be affected by the Corporation’s acquisition of Peoples, which was completed on January 1, 2020.  Peoples shareholders received aggregate merger consideration of approximately $10.6 million in cash and 210,052 shares of the Corporation’s common stock.  C&F Bank paid a dividend to the Corporation in the fourth quarter of 2019 to fund the cash portion of the purchase price and the Corporation’s merger related expenses, which reduced the capital of the Bank.  Furthermore, the acquisition of Peoples is expected to generate goodwill and other intangible assets that will be excluded from the regulatory capital of C&F Bank, which may result in a decrease in C&F Bank’s regulatory capital ratios.  Additionally, the Corporation expects to incur aggregate after-tax merger related expenses of approximately $1.9 million after income taxes.  For the year ended December 31, 2019, the Corporation recorded merger related expenses of $709,000 ($653,000 after income taxes).  Of this amount, C&F Bank recorded merger related expenses of $236,000 ($196,000 after income taxes).  The Corporation expects to incur the remaining $1.2 million of after-tax merger related expenses in the first half of 2020.  C&F Bank expects that it will remain well-capitalized following the completion of the Corporation’s acquisition of Peoples.

The Corporation's capital resources may be affected by the Corporation's Repurchase Program, which was authorized by the Corporation's Board of Directors during the second quarter of 2019. Under the Repurchase Program the Corporation is authorized to purchase up to $5.0 million of its common stock. Repurchases under the program may be made through privately-negotiated transactions or open-market transactions, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program will be determined by management and the Board of Directors in their discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions. The Repurchase Program is authorized through May 31, 2020. As of December 31, 2019, $3.3 million of the Corporation’s common stock may be repurchased under the Corporation’s Repurchase Program.

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

USE OF CERTAIN NON-GAAP FINANCIAL MEASURES

The accounting and reporting policies of the Corporation conform to U.S. GAAP and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of the Corporation’s performance. These include adjusted net income; adjusted earnings per share; adjusted ROE; and adjusted ROA, all of which are adjusted to exclude the one-time effects of (1) merger related expenses in connection with the acquisition of Peoples and (2) the remeasurement of deferred tax assets and liabilities in connection with the enactment of the Tax Cuts and Jobs Act on December 22, 2017; and tangible book value per share.

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

	For The Year Ended
	December 31,
(Dollars in thousands, except per share amounts)	2019	2018	2017
Adjusted Net Income and Earnings Per Share
Net income, as reported	$18,850	$18,020	$6,572
Merger related costs	709	-	-
Related income taxes	(56)	-	-
Net deferred tax asset remeasurement adjustment	-	-	6,643
Adjusted net income	$19,503	$18,020	$13,215

Weighted average shares - assuming dilution	3,450,745	3,501,221	3,486,589
Weighted average shares - basic	3,450,745	3,501,221	3,486,510

Earnings per share - assuming dilution
Earnings per share - assuming dilution, as reported	$5.47	$5.15	$1.88
Adjusted earnings per share - assuming dilution	$5.66	$5.15	$3.79
Earnings per share - basic
Earnings per share - basic, as reported	$5.47	$5.15	$1.89
Adjusted earnings per share - basic	$5.66	$5.15	$3.79

Adjusted ROE
Average total equity, as reported	$156,810	$145,318	$143,646

ROE, as reported	12.02%	12.40%	4.58%
Adjusted ROE	12.44%	12.40%	9.20%

Adjusted ROA
Average total assets, as reported	$1,565,428	$1,508,904	$1,463,139

ROA, as reported	1.20%	1.19%	0.45%
Adjusted ROA	1.25%	1.19%	0.90%

Tangible Book Value Per Share
Total equity	$165,279	$151,957	$141,702
Less goodwill	14,425	14,425	14,425
Less other intangible assets	912	1,142	1,593
Tangible equity	$149,942	$136,390	$125,684

Shares outstanding	3,438,126	3,497,122	3,495,845

Book value per share	$48.07	$43.45	$40.53
Tangible book value per share	$43.61	$39.00	$35.95

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

The simulation analysis results are presented in the table below. These results, based on a measurement date balance sheet as of December 31, 2019, indicate that the Corporation would expect net interest income to decrease over the next twelve months 8.83 percent assuming an immediate downward shift in market interest rates of 200 basis points (BP) and to increase 7.43 percent if rates shifted upward to the same degree.

 One-Year Net Interest Income Simulation (dollars in thousands)

	Hypothetical Change in Net
	Interest Income
	Over the Next Twelve Months
	as of December 31,
	2019		2018
Assumed Market Interest Rate Shift	Dollars	Percentage	Dollars	Percentage
-200 BP shock	$(6,584)	(8.83)%	$(6,897)	(8.86)%
+200 BP shock	$5,538	7.43%	$4,223	5.42%

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

The EVE analysis results are presented in the table below. These results as of December 31, 2019 indicate that the EVE would decrease 15.60 percent assuming an immediate downward shift in market interest rates of 200 BP and would increase 6.60 percent if rates shifted upward to the same degree.

Static EVE Change (dollars in thousands)

	Hypothetical Change in EVE
	as of December 31,
	2019		2018
Assumed Market Interest Rate Shift	Dollars	Percentage	Dollars	Percentage
-200 BP shock	$(36,038)	(15.60)%	$(45,371)	(17.04)%
+200 BP shock	$15,256	6.60%	$21,237	7.98%

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

The Corporation uses interest rate swaps to manage select exposures to interest rate risk. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. The Corporation has interest rate swaps that qualify as cash flow hedges. The cash flow hedges effectively modify the Corporation’s exposure to interest rate risk associated with the Corporation’s trust preferred capital notes by converting variable rates of interest on the trust preferred capital notes to fixed rates of interest for periods ending between June 2024 and June 2029. Also, as part of the Corporation’s overall strategy for maximizing net interest income while managing interest rate risk, the Corporation enters into interest rate swaps in connection with originating loans to certain commercial borrowers as a means to offer a fixed-rate instrument to the borrower while effectively retaining a variable-rate instrument.

The mortgage banking segment enters into IRLCs with customers to originate loans for which the interest rates are determined prior to funding.  The mortgage banking segment then mitigates interest rate risk on these IRLCs and loans held for sale by (1) entering into forward sales contracts with investors at the time that interest rates are locked for loans to be delivered on a best efforts basis or (2) entering into forward sales contracts for unspecified mortgage backed securities (TBA securities) until it can enter into forward sales contracts with investors for loans to be delivered on a mandatory basis. IRLCs, forward sales of loans and forward sales of TBA securities are derivative financial instruments.

We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except per share amounts)	2019	2018
Assets
Cash and due from banks	$21,148	$14,138
Interest-bearing deposits in other banks	144,285	100,875
Total cash and cash equivalents	165,433	115,013
Securities—available for sale at fair value, amortized cost of $187,759 and $216,650, respectively	189,733	214,910
Loans held for sale, at fair value	90,500	41,895
Loans, net of allowance for loan losses of $32,873 and $34,023, respectively	1,082,318	1,028,097
Restricted stock, at cost	3,257	3,247
Corporate premises and equipment, net	35,261	37,100
Other real estate owned, net of valuation allowance of $88 and $57, respectively	1,103	246
Accrued interest receivable	6,776	7,436
Goodwill	14,425	14,425
Other intangible assets, net	912	1,142
Bank-owned life insurance	16,044	16,065
Net deferred tax asset	11,219	12,193
Other assets	40,451	29,642
Total assets	$1,657,432	$1,521,411

Liabilities
Deposits
Noninterest-bearing demand deposits	$296,985	$271,360
Savings and interest-bearing demand deposits	572,209	563,741
Time deposits	422,056	346,560
Total deposits	1,291,250	1,181,661
Short-term borrowings	16,360	14,917
Long-term borrowings	119,529	119,529
Trust preferred capital notes	25,281	25,245
Accrued interest payable	1,291	920
Other liabilities	38,442	27,181
Total liabilities	1,492,153	1,369,453

Commitments and contingent liabilities (Note 17)

Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,438,126 and 3,497,122 shares issued and outstanding, respectively, includes 142,020 and 139,455 of unvested shares, respectively)	3,296	3,358
Additional paid-in capital	9,503	12,752
Retained earnings	154,248	140,520
Accumulated other comprehensive loss, net	(2,249)	(4,672)
Equity attributable to C&F Financial Corporation	164,798	151,958
Noncontrolling interest	481	—
Total equity	165,279	151,958
Total liabilities and equity	$1,657,432	$1,521,411

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2019	2018	2017
Interest income
Interest and fees on loans	$87,519	$84,529	$82,734
Interest on interest-bearing deposits and federal funds sold	2,179	2,097	1,128
Interest and dividends on securities
U.S. government agencies and corporations	427	361	340
Mortgage-backed securities	2,210	2,314	1,773
Tax-exempt obligations of states and political subdivisions	2,110	2,725	3,214
Taxable obligations of states and political subdivisions	358	319	242
Other	207	203	162
Total interest income	95,010	92,548	89,593
Interest expense
Savings and interest-bearing deposits	2,298	1,601	1,175
Time deposits	6,796	4,085	3,573
Borrowings	4,327	4,189	3,702
Trust preferred capital notes	1,135	1,152	1,151
Total interest expense	14,556	11,027	9,601
Net interest income	80,454	81,521	79,992
Provision for loan losses	8,515	11,006	16,435
Net interest income after provision for loan losses	71,939	70,515	63,557
Noninterest income
Gains on sales of loans	10,603	7,841	8,553
Mortgage banking fee income	4,700	3,686	3,885
Interchange income	4,203	3,882	3,476
Service charges on deposit accounts	3,923	4,213	4,458
Wealth management services income, net	2,029	1,860	1,619
Other service charges and fees	1,496	1,386	1,343
Net gains on maturities and calls of available for sale securities	10	10	10
Other	5,048	2,880	3,888
Total noninterest income	32,012	25,758	27,232
Noninterest expenses
Salaries and employee benefits	47,201	42,003	43,597
Occupancy	8,743	8,308	7,730
Other	24,075	23,421	21,496
Total noninterest expenses	80,019	73,732	72,823
Income before income taxes	23,932	22,541	17,966
Income tax expense	5,082	4,521	11,394
Net income	18,850	18,020	$6,572
Less net income (loss) attributable to noncontrolling interest	(9)	—	—
Net income attributable to C&F Financial Corporation	$18,859	$18,020	$6,572
Net income per share - basic	$5.47	$5.15	$1.89
Net income per share - assuming dilution	$5.47	$5.15	$1.88

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Net income	$18,850	$18,020	$6,572
Other comprehensive income (loss):
Defined benefit plan:
Net actuarial (losses) gains arising during the period	(409)	(1,155)	148
Related income tax effects	86	242	(51)
Reclassification of recognized net actuarial losses into net income[1]	187	125	154
Related income tax effects	(38)	(26)	(54)
Amortization of prior service credit into net income[1]	(68)	(62)	(61)
Related income tax effects	14	13	21
Defined benefit plan, net of tax	(228)	(863)	157

Cash flow hedges:
Unrealized holding (losses) gains arising during the period	(325)	123	223
Related income tax effects	84	(32)	(88)
Amortization of hedging gains into net income[2]	(56)	—	—
Related income tax effects	14	—	—
Cash flow hedges, net of tax	(283)	91	135

Securities available for sale:
Unrealized holding gains (losses) arising during the period	3,724	(2,538)	(1,315)
Related income tax effects	(782)	533	460
Reclassification of net realized gains into net income[3]	(10)	(10)	(10)
Related income tax effects	2	2	4
Securities available for sale, net of tax	2,934	(2,013)	(861)
Other comprehensive income (loss), net of tax	2,423	(2,785)	(569)
Comprehensive income	21,273	15,235	6,003
Less comprehensive income (loss) attributable to noncontrolling interest	(9)	—	—
Comprehensive income attributable to C&F Financial Corporation	$21,282	$15,235	$6,003

[1]

These items are included in the computation of net periodic benefit cost and are included in “Noninterest income-Other” on the Consolidated Statements of Income. See “Note 13: Employee Benefit Plans,” for additional information.

[2]	These items are included in “Interest expense – Trust preferred capital notes” on the Consolidated Statements of Income.
[3]	These items are included in “Net gains on maturities and calls of available for sale securities” on the Consolidated Statements of Income.

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
(Dollars in thousands, except per share amounts)	Stock	Capital	Earnings	Income (Loss)	Interest	Equity
Balance December 31, 2016	$3,331	$11,705	$125,162	$(984)	—	$139,214
Comprehensive income:
Net income	—	—	6,572	—	—	6,572
Other comprehensive loss	—	—	—	(569)	—	(569)
Reclassification of certain tax effects[1]	—	—	334	(334)	—	—
Stock options exercised	2	82	—	—	—	84
Share-based compensation	—	1,451	—	—	—	1,451
Restricted stock vested	32	(32)	—	—	—	—
Common stock issued	3	144	—	—	—	147
Common stock purchased	(10)	(550)	—	—	—	(560)
Cash dividends declared ($1.33 per share)	—	—	(4,637)	—	—	(4,637)
Balance December 31, 2017	3,358	12,800	127,431	(1,887)	—	141,702
Comprehensive income:
Net income	—	—	18,020	—	—	18,020
Other comprehensive loss	—	—	—	(2,785)	—	(2,785)
Share-based compensation	—	1,345	—	—	—	1,345
Restricted stock vested	26	(26)	—	—	—	—
Common stock issued	3	141	—	—	—	144
Common stock purchased	(29)	(1,508)	—	—	—	(1,537)
Cash dividends declared ($1.41 per share)	—	—	(4,931)	—	—	(4,931)
Balance December 31, 2018	3,358	12,752	140,520	(4,672)	—	151,958
Comprehensive income:
Net income (loss)	—	—	18,859	—	(9)	18,850
Other comprehensive income	—	—	—	2,423	—	2,423
Issuance of noncontrolling interest	—	—	—	—	490	490
Share-based compensation	—	1,466	—	—	—	1,466
Restricted stock vested	32	(32)	—	—	—	—
Common stock issued	3	137	—	—	—	140
Common stock purchased	(97)	(4,820)	—	—	—	(4,917)
Cash dividends declared ($1.49 per share)	—	—	(5,131)	—	—	(5,131)
Balance December 31, 2019	$3,296	$9,503	$154,248	$(2,249)	$481	$165,279

[1]	Reclassification relates to the adoption of ASU 2018-02 in the year ended December 31, 2017 for stranded tax effects related to the reduction in the enacted federal corporate income tax rate.

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Operating activities:
Net income	$18,850	$18,020	$6,572
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	3,636	3,220	2,771
Deferred income taxes	354	632	9,405
Provision for loan losses	8,515	11,006	16,435
Share-based compensation	1,466	1,345	1,451
Pension expense	649	403	627
Pension contribution	—	(3,000)	(1,500)
Accretion of certain acquisition-related discounts, net	(2,871)	(3,034)	(1,706)
Amortization of intangible assets	230	451	676
Net realized gains on maturities and calls of securities available for sale	(10)	(10)	(10)
Accretion of discounts and amortization of premiums on securities, net	1,534	1,783	1,676
Income from bank-owned life insurance	(711)	(424)	(433)
Proceeds from sales of loans held for sale	903,968	720,250	750,110
Origination of loans held for sale	(941,001)	(699,028)	(744,780)
Gains on sales of loans held for sale	(10,603)	(7,841)	(8,553)
Other (gains) and losses, net	(18)	(150)	131
Change in other assets and liabilities:
Accrued interest receivable	660	153	(328)
Other assets	137	3,936	(3,807)
Accrued interest payable	371	82	135
Other liabilities	(320)	(672)	(3,097)
Net cash (used in) provided by operating activities	(15,164)	47,122	25,775
Investing activities:
Proceeds from bank-owned life insurance	785	—	—
Proceeds from maturities and calls of securities available for sale and payments on mortgage-backed securities	75,583	51,067	41,520
Purchases of securities available for sale	(48,216)	(51,322)	(53,461)
Repayments on loans held for investment by non-bank affiliates	123,140	117,014	117,018
Purchases of loans held for investment by non-bank affiliates	(149,377)	(133,484)	(121,644)
Net increase in retail banking loans held for investment	(31,886)	(27,720)	(39,659)
Proceeds from sales of other real estate owned	521	18	245
Purchases of corporate premises and equipment	(2,706)	(3,374)	(4,180)
Changes in collateral posted with other financial institutions, net	(2,490)	—	—
Other investing activities, net	(1,283)	278	249
Net cash used in investing activities	(35,929)	(47,523)	(59,912)
Financing activities:
Net increase in demand and savings deposits	34,093	11,625	47,970
Net increase (decrease) in time deposits	75,496	(1,393)	3,538
Net increase (decrease) in short-term borrowings	1,444	(5,705)	3,257
Proceeds from long-term borrowings	7,000	—	—
Repayments of long-term borrowings	(7,000)	(2,500)	—
Repurchases of common stock	(4,385)	(1,105)	—
Cash dividends paid	(5,131)	(4,931)	(4,637)
Other financing activities, net	(4)	—	231
Net cash provided by (used in) financing activities	101,513	(4,009)	50,359
Net increase (decrease) in cash and cash equivalents	50,420	(4,410)	16,222
Cash and cash equivalents at beginning of period	115,013	119,423	103,201
Cash and cash equivalents at end of period	$165,433	$115,013	$119,423
Supplemental cash flow disclosures:
Interest paid	$14,150	$10,909	$9,430
Income taxes paid	2,296	821	5,133
Supplemental disclosure of noncash investing and financing activities:
Value of shares withheld at vesting for employee taxes	$532	$432	$560
Transfers from loans to other real estate owned	496	98	208
Transfers from corporate premises and equipment to other real estate owned	835	—	—
Liabilities assumed to acquire right of use assets under operating leases	1,137	—	—
Issuance of noncontrolling interest	490	—	—

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of C&F Financial Corporation (the Corporation), its direct wholly-owned subsidiary, Citizens and Farmers Bank (the Bank or C&F Bank), and indirect subsidiaries that are wholly-owned or controlled. Subsidiaries that are less than wholly owned are fully consolidated if they are controlled by the Corporation or one of its subsidiaries, and the portion of any subsidiary not owned by the Corporation is reported as noncontrolling interest. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, the Corporation owns all of the common stock of C&F Financial Statutory Trust I, C&F Financial Statutory Trust II, and Central Virginia Bankshares Statutory Trust I, all of which are unconsolidated subsidiaries. The subordinated debt owed to these trusts is reported as liabilities of the Corporation. The accounting and reporting policies of the Corporation conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and to predominant practices within the banking industry.

Nature of Operations: The Corporation is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The Corporation owns all of the stock of its subsidiary, C&F Bank, which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia.

C&F Bank has five wholly-owned subsidiaries: C&F Mortgage Corporation (C&F Mortgage), C&F Finance Company (C&F Finance), C&F Wealth Management Corporation (C&F Wealth Management), C&F Insurance Services, Inc., and CVB Title Services, Inc., all incorporated under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, was formed to originate and sell residential mortgages and through its subsidiary, Certified Appraisals LLC, provides ancillary mortgage loan production services for residential appraisals. C&F Mortgage owns a 51 percent interest in C&F Select LLC, which was organized in January 2019 and is also engaged in the business of originating and selling residential mortgages.  C&F Finance, acquired in September 2002, is a finance company purchasing automobile, marine and recreational vehicle (RV) loans through indirect lending programs. C&F Wealth Management, organized in April 1995, is a full-service brokerage firm offering a comprehensive range of wealth management services and insurance products through third-party service providers. C&F Insurance Services, Inc., was organized in July 1999, for the primary purpose of owning an equity interest in an independent insurance agency that operates in Virginia and North Carolina. CVB Title Services, Inc. was organized for the primary purpose of owning an equity interest in a full service title and settlement agency. Business segment data is presented in Note 19.

Basis of Presentation: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, impairment of loans and goodwill impairment. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made.

Reclassification:  Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. None of these reclassifications are considered material.

Significant Group Concentrations of Credit Risk: The Corporation invests in a variety of securities, principally obligations of U.S. government agencies and obligations of states and political subdivisions. At December 31, 2019, securities issued by the Commonwealth of Virginia and its political subdivisions comprised 12.8 percent of its state and political subdivision portfolio and securities issued by Norfolk, Virginia comprised 4.6 percent of its state and political subdivision portfolio.  There are no concentrations of any state or issuer in the Corporation’s portfolio of securities available for sale that exceed ten percent of stockholders’ equity at December 31, 2019, and the Corporation does not have any other significant securities concentrations in any one industry or geographic region. Additional information about the Corporation’s securities portfolio and investment activities is presented in Note 3.

States in which significant concentrations of the Corporation’s lending activities exist include Virginia, Tennessee, Georgia and Ohio. At December 31, 2019, 44.9 percent of the Corporation’s loan portfolio consisted of commercial, financial and agricultural loans, which include loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property. In addition, 25.9 percent of the Corporation’s loan portfolio consisted of non-prime consumer finance loans to individuals, secured by automobiles. The Corporation does not have any significant loan concentrations to any one customer. Additional information about the Corporation’s lending activities is presented in Note 4.

Business Combination: On October 1, 2013, the Corporation acquired Central Virginia Bankshares, Inc. (CVBK) and its wholly-owned subsidiary Central Virginia Bank (CVB). This acquisition was accounted for using the acquisition method of accounting, meaning the assets and liabilities of CVBK were recorded at their respective fair values as of October 1, 2013.

On January 1, 2020, the Corporation completed the acquisition of Peoples Bankshares, Incorporated (Peoples) and its banking subsidiary, Peoples Community Bank for an aggregate purchase price of $22.2 million of cash and stock.  Additional information about the acquisition is presented in Note 24.

Cash and Cash Equivalents: For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash, balances due from banks, interest-bearing deposits in banks and federal funds sold, all of which mature within 90 days. The Bank is required to maintain average balances on hand or with the Federal Reserve Bank (FRB). At December 31, 2019 and 2018, the minimum requirement was $1.03 million and $1.07 million, respectively.

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

Loans Held for Sale: The Corporation has elected to use a fair value accounting option for loans originated for resale by C&F Mortgage.  These loans are classified as loans held for sale (LHFS) and are measured at fair value in accordance with Accounting Standards Codification (ASC) Topic 820 - Fair Value Measurement, with changes in fair value reported in net income as a component of “Gains on sales of loans.” Substantially all loans originated by C&F Mortgage are held for sale to outside investors.

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

Troubled debt restructurings (TDRs) occur when the Corporation agrees to significantly modify the original terms of a loan due to the deterioration in the financial condition of the borrower.  TDRs are considered impaired loans and are evaluated individually. Upon designation as a TDR, the Corporation evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan.  If a loan was accruing prior to being modified as a TDR and if the Corporation concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status.  If a loan was on nonaccrual status at the time of the TDR, the loan will remain on nonaccrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. As of December 31, 2019 and 2018, the Corporation had $4.35 million and $5.45 million, respectively, of loans classified as TDRs.

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

Allowance for Indemnifications: The allowance for indemnifications is established through charges to earnings in the form of a provision for indemnifications, which is included in other noninterest expenses. A loss is charged against the allowance for indemnifications when a purchaser of a loan (investor) sold by the mortgage banking segment incurs a validated indemnified loss due to borrower misrepresentation, fraud, early payment default or underwriting error.

The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses that are probable of arising from valid indemnification requests for loans that have been sold by the mortgage banking segment. Management’s judgment in determining the level of the allowance is based on the volume of loans sold, historical experience, current economic conditions and information provided by investors. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Other Real Estate Owned (OREO): Assets acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value less estimated costs to sell at the date of foreclosure. Physical possession of residential real estate securing consumer mortgage loans occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or similar legal agreement.  Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of similar properties, length of time the properties have been held, and our ability and intention with regard to continued ownership of the properties. The Corporation may incur additional write-downs of foreclosed assets to fair value less estimated costs to sell if valuations indicate a further deterioration in market conditions. Revenue and expenses from operations and changes in the property valuations are included in other noninterest expenses and improvements are capitalized.

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

Repossessed Assets:  Repossessed assets primarily consist of vehicles repossessed by C&F Finance due to borrowers’ payment defaults.  The repossession process is generally initiated after a loan becomes more than 60 days delinquent.  Most customers have an opportunity to redeem their repossessed vehicles by paying all outstanding balances, including finance charges and fees.  Vehicles that are not redeemed within a prescribed waiting period following repossession are then reclassified from loans to repossessed assets available-for-sale (included in other assets) and recorded initially at fair value less estimated costs to sell.  The difference between the carrying amount of each loan and the fair value of the vehicle (i.e., the deficiency) is charged against the allowance for loan losses.  The waiting period is determined as the length of time after repossession that C&F Finance is prohibited to sell the vehicle under the laws of the state where the vehicle was repossessed. Accounts still in process of collection or for which the Corporation does not have the legal right to sell continue to be classified as loans until such legal authority is obtained.  At December 31, 2019, repossessed vehicles at fair value less estimated costs to sell included in other assets totaled $410,000, compared to $371,000 at December 31, 2018.

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

Goodwill: The Corporation’s goodwill was recognized in connection with past business combinations and is reported at the retail banking segment and the consumer finance segment. The Corporation reviews the carrying value of goodwill at least annually or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Corporation may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Corporation elects to bypass the qualitative assessment or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying amount to determine whether an impairment exists.

Other Intangible Assets:  In connection with acquisition by C&F Wealth Management in 2016 of the assets of a registered investment advisor, the Corporation recorded $1.40 million of amortizable intangible assets, which primarily relate to the value of the customer relationships. The Corporation is amortizing these intangible assets over the period of expected benefit, which ranges from five to nine years using a straight-line method.  At December 31, 2019 and 2018, the remaining balance of these intangible assets were $912,000 and $1.07 million, respectively.  The Corporation recognized a core deposit intangible asset in connection with its acquisition of CVBK in 2013, which was amortized over an estimated weighted average life of six years using the “sum of years digits” method.  The core deposit intangible asset was fully amortized at December 31, 2019, and its remaining balance at December 31, 2018 was $70,000.

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

Earnings Per Share: The Corporation applies the two-class method of computing basic and diluted earnings per share (EPS), which allocates a portion of undistributed earnings to the Corporation’s unvested restricted shares awarded to employees and non-employee directors.  These restricted shares are participating securities which contain rights to nonforfeitable dividends prior to vesting. Accordingly, the weighted average number of shares outstanding used in the calculation of basic and diluted EPS includes both common shares and unvested restricted shares outstanding. EPS calculations are presented in Note 11.

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the Consolidated Balance Sheets. The Corporation’s derivative financial instruments include (1) interest rate swaps that qualify and are designated as cash flow hedges on the Corporation’s trust preferred capital notes, (2) interest rate swaps with certain qualifying commercial loan customers and dealer counterparties and (3) interest rate contracts arising from mortgage banking activities, including interest rate lock commitments (IRLCs) on mortgage loans and related forward sales of mortgage loans and mortgage backed securities. The gain or loss on the Corporation’s cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. IRLCs, forward sales contracts and interest rate swaps with loan customers and dealer counterparties are not designated as hedging instruments, and therefore changes in the fair value of these instruments are reported as noninterest income or noninterest expense, as applicable. The Corporation’s derivative financial instruments are described more fully in Note 20.

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

Wealth Management Services Income, Net. The Corporation earns revenue by providing wealth management services and health and life insurance products to its customers through third-party service providers. Fees that are transaction-based (e.g., execution of trades) are recognized on a monthly basis. Other fees and commissions are earned over time as services are provided and are generally assessed based on either account activity or the market value of assets under management at the end of each period. Fees and commissions collected from customers are reported net of related fees paid to the third-party service providers and presented in noninterest income.

Recent Significant Accounting Pronouncements:

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as part of its project on financial instruments. Subsequently, this ASU was amended when the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief,” ASU 2019-10, “Financial instruments—Credit losses (Topic 326), Derivatives and hedging (Topic 815), and Leases (Topic 842)—Effective dates” and ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses” (collectively, ASC 326).  ASC 326 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  The new standard will be effective for the Corporation beginning on January 1, 2023.  Early adoption of the new standard is permitted.

The amendments of ASC 326, upon adoption, will be applied on a modified retrospective basis, with the cumulative effect of adopting the new standard being recorded as an adjustment to opening retained earnings in the period of adoption. The Corporation has established a working group to prepare for and implement changes related to ASC 326 and has gathered historical loan loss data for purposes of evaluating appropriate portfolio segmentation and modeling methods under the standard.  The Corporation has performed procedures to validate the historical loan loss data to ensure its suitability and reliability for purposes of developing an estimate of expected credit losses under ASC 326. The Corporation has engaged a vendor to assist in modeling expected lifetime losses under ASC 326, and is continuing to develop and refine an approach to estimating the allowance for credit losses. The adoption of ASC 326 will result in significant changes to the Corporation’s consolidated financial statements, which may include changes in the level of the allowance for credit losses that will be considered adequate, a reduction in total equity and regulatory capital of C&F Bank, differences in the timing of recognizing changes to the allowance for credit losses and expanded disclosures about the allowance for credit losses. The Corporation has not yet determined an estimate of the effect of these changes. The adoption of the standard will also result in significant changes in the Corporation’s internal control over financial reporting related to the allowance for credit losses.

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

NOTE 2: Adoption of New Accounting Standards

On January 1, 2019, the Corporation adopted ASU 2016-02, “Leases (Topic 842)” and related amendments (collectively, ASC 842), which resulted in recognition of a lease liability and right-of-use asset in connection with leases in which the Corporation is the lessee.  Under ASC 842, lessor accounting is largely unchanged.  The Corporation elected an optional transition method to apply ASC 842 as of the adoption date on a modified retrospective basis.  Periods prior to January 1, 2019 have not been restated.  Upon adoption, the Corporation recorded a lease liability of approximately $3.14 million for its remaining payment obligations as of January 1, 2019 for leases in effect at that time, excluding leases with an original term of twelve months or less, and a corresponding right-of-use asset.  All of the Corporation’s existing leases upon adoption of ASC 842 were classified as operating leases based on the classification of each lease under previous U.S. GAAP; classification of these leases was not reconsidered upon adoption of ASC 842.  Refer to Note 8 for further information about the Corporation’s leases.

NOTE 3: Securities

The Corporation’s debt securities, all of which are classified as available for sale, are summarized as follows:

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$21,454	$3	$(17)	$21,440
Mortgage-backed securities	85,649	979	(43)	86,585
Obligations of states and political subdivisions	80,656	1,111	(59)	81,708
	$187,759	$2,093	$(119)	$189,733

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$18,008	$1	$(536)	$17,473
Mortgage-backed securities	106,787	85	(1,889)	104,983
Obligations of states and political subdivisions	91,855	840	(241)	92,454
	$216,650	$926	$(2,666)	$214,910

The amortized cost and estimated fair value of securities at December 31, 2019, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	December 31, 2019
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$33,651	$33,757
Due after one year through five years	135,970	137,446
Due after five years through ten years	15,212	15,342
Due after ten years	2,926	3,188
	$187,759	$189,733

The following table presents the gross realized gains and losses on and the proceeds from the maturities and calls of securities for the years ended December 31, 2019, 2018 and 2017.  There were no sales of securities during the periods presented.

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Realized gains from maturities and calls of securities:
Gross realized gains	$10	$10	$10
Gross realized losses	—	—	—
Net realized gains	$10	$10	$10
Proceeds from maturities, calls and paydowns of securities	$75,583	$51,067	$41,520

The Corporation pledges securities primarily to secure public deposits and repurchase agreements. Securities with an aggregate amortized cost of $126.22 million and an aggregate fair value of $127.47 million were pledged at December 31, 2019. Securities with an aggregate amortized cost of $110.81 million and an aggregate fair value of $109.83 million were pledged at December 31, 2018.

Securities in an unrealized loss position at December 31, 2019, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies and corporations	$6,256	$11	$4,094	$6	$10,350	$17
Mortgage-backed securities	4,099	7	10,166	36	14,265	43
Obligations of states and political subdivisions	9,187	53	1,368	6	10,555	59
Total temporarily impaired securities	$19,542	$71	$15,628	$48	$35,170	$119

There were 61 debt securities totaling $35.17 million of aggregate fair value considered temporarily impaired at December 31, 2019. The primary cause of the temporary impairments in the Corporation’s investments in debt securities was fluctuations in interest rates, especially in debt securities purchased prior to 2018. The value of debt securities declines as interest rates rise, and interest rates were higher at December 31, 2019 than at the time these securities were purchased.  The Corporation’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.  At December 31, 2019, all of the Corporation’s obligations of states and political subdivisions that were in a net unrealized loss position were rated “A” or better by Standard & Poor’s or Moody’s Investors Service.  The Corporation considers all of its investments in debt securities at December 31, 2019 to meet regulatory credit quality standards, meaning the securities have low risk of default by the obligor, and the full and timely repayment of principal and interest is expected over the expected life of the investment.  Because the Corporation intends to hold these investments in debt securities to maturity and it is more likely than not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2019 and no other-than-temporary impairment loss has been recognized in net income.

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

The Corporation’s investment in restricted stock totaled $3.26 million at December 31, 2019 and consisted of Federal Home Loan Bank (FHLB) stock.  Restricted stock is generally viewed as a long-term investment, which is carried at cost because there is no market for the stock other than the FHLBs. Therefore, when evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing any temporary decline in value. The Corporation did not consider its investment in restricted stock to be other-than-temporarily impaired at December 31, 2019 and no impairment has been recognized.

NOTE 4: Loans

Major classifications of loans are summarized as follows:

	December 31,
(Dollars in thousands)	2019	2018
Real estate – residential mortgage	$181,295	$184,901
Real estate – construction [1]	54,246	54,461
Commercial, financial and agricultural [2]	500,812	455,935
Equity lines	52,083	55,660
Consumer	13,756	15,009
Consumer finance	312,999	296,154
	1,115,191	1,062,120
Less allowance for loan losses	(32,873)	(34,023)
Loans, net	$1,082,318	$1,028,097

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $449,000 and $275,000 of demand deposit overdrafts at December 31, 2019 and 2018, respectively.

The outstanding principal balance and the carrying amount of loans acquired pursuant to the Corporation's acquisition of CVB on October 1, 2013 that were recorded at fair value at the acquisition date in the Consolidated Balance Sheets are as follows:

	December 31, 2019			December 31, 2018
	Acquired Loans -	Acquired Loans -		Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total	Credit Impaired	Performing	Total
Outstanding principal balance	$6,262	$27,839	$34,101	$9,734	$38,768	$48,502
Carrying amount
Real estate – residential mortgage	$107	$7,035	$7,142	$284	$8,823	$9,107
Commercial, financial and agricultural[1]	563	11,338	11,901	1,461	18,982	20,443
Equity lines	35	8,046	8,081	90	9,063	9,153
Consumer	—	3	3	—	6	6
Total acquired loans	$705	$26,422	$27,127	$1,835	$36,874	$38,709

[1]	Includes acquired loans classified by the Corporation as commercial real estate lending and commercial business lending.

The following table presents a summary of the change in the accretable yield of loans classified as PCI loans:

	Year Ended December 31,
(Dollars in thousands)	2019	2018
Accretable yield, balance at beginning of period	$5,987	$7,304
Accretion	(3,360)	(3,737)
Reclassification of nonaccretable difference due to improvement in expected cash flows	1,587	2,191
Other changes, net	507	229
Accretable yield, balance at end of period	$4,721	$5,987

Loans on nonaccrual status at December 31, 2019 and 2018 were as follows:

	December 31,
(Dollars in thousands)	2019	2018
Real estate – residential mortgage	$1,526	$594
Commercial, financial and agricultural:
Commercial business lending	11	24
Equity lines	229	883
Consumer	118	—
Consumer finance	611	712
Total loans on nonaccrual status	$2,495	$2,213

If interest income had been recognized on nonaccrual loans at their stated rates during the years ended December 31, 2019, 2018 and 2017, interest income would have increased by approximately $165,000,  $325,000 and $462,000, respectively.

The past due status of loans as of December 31, 2019 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$1,428	$161	$1,016	$2,605	$107	$178,583	$181,295	$—
Real estate – construction:
Construction lending	—	—	—	—	—	40,943	40,943	—
Consumer lot lending	—	—	—	—	—	13,303	13,303	—
Commercial, financial and agricultural:
Commercial real estate lending	—	—	—	—	563	325,991	326,554	—
Land acquisition and development lending	—	—	—	—	—	42,891	42,891	—
Builder line lending	—	—	—	—	—	26,373	26,373	—
Commercial business lending	73	18	—	91	—	104,903	104,994	—
Equity lines	229	56	223	508	35	51,540	52,083	109
Consumer	20	10	—	30	—	13,726	13,756	—
Consumer finance	11,034	1,420	611	13,065	—	299,934	312,999	—
Total	$12,784	$1,665	$1,850	$16,299	$705	$1,098,187	$1,115,191	$109

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $547,000, 30-59 days past due of $197,000, 60‑89 days past due of $10,000 and 90+ days past due of $1.74 million.

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

Loan modifications that were classified as TDRs, and the recorded investment in those loans at the time of their modification, during the years ended December 31, 2019 and 2018 and 2017 were as follows:

	Year Ended December 31,
	2019		2018		2017
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Real estate – residential mortgage	2	$95	1	$140	2	$365
Commercial, financial and agricultural:
Commercial real estate lending	—	—	—	—	7	6,800
Consumer	1	121	1	$5	—	—
Total	3	$216	2	$145	9	$7,165

One TDR during the year ended December 31, 2019, one during the year ended December 31, 2018 and nine during the year ended December 31, 2017 included modifications of the loan’s interest rate.  Two TDRs during the year ended December 31, 2019 and one during the year ended December 31, 2018 included modifications of the loan’s payment structure.  Three TDRs during the year ended December 31, 2017 included a modification of the term of the loan.  There were no TDRs in the years ended December 31, 2019, 2018 or 2017 that included a reduction in principal as part of the loan’s modification.

All TDRs are considered impaired loans and are individually evaluated in the determination of the allowance for loan losses. A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due.  The specific reserve associated with a TDR is reevaluated when a TDR payment default occurs. There were no TDR payment defaults during the years ended December 31, 2019 and 2018.  During the year ended December 31, 2017, TDR payment defaults occurred on three loans totaling $4.65 million that were part of a single commercial relationship and became more than 90 days past due.

Impaired loans, which included TDRs of $4.35 million, and the related allowance at December 31, 2019 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,891	$2,192	$1,479	$72	$3,506	$155
Commercial, financial and agricultural:
Commercial real estate lending	1,459	4	1,447	77	1,581	82
Equity lines	31	31	—	—	32	2
Consumer	130	—	121	118	123	—
Total	$5,511	$2,227	$3,047	$267	$5,242	$239

Impaired loans, which included TDRs of $5.45 million, and the related allowance at December 31, 2018 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,057	$1,288	$1,677	$92	$3,056	$142
Commercial, financial and agricultural:
Commercial real estate lending	2,468	1,498	927	10	2,653	132
Commercial business lending	33	25	—	—	26	—
Equity lines	365	31	326	326	359	2
Consumer	5	—	5	—	5	—
Total	$5,928	$2,842	$2,935	$428	$6,099	$276

NOTE 5: Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Balance at December 31, 2016	$2,559	$816	$7,393	$685	$261	$25,352	$37,066
Provision charged to operations	(127)	(211)	413	43	82	16,235	16,435
Loans charged off	(179)	—	(349)	(42)	(301)	(21,525)	(22,396)
Recoveries of loans previously charged off	118	—	21	2	189	4,291	4,621
Balance at December 31, 2017	2,371	605	7,478	688	231	24,353	35,726
Provision charged to operations	(140)	122	(440)	418	140	10,906	11,006
Loans charged off	(42)	—	(409)	—	(344)	(16,477)	(17,272)
Recoveries of loans previously charged off	57	—	59	—	230	4,217	4,563
Balance at December 31, 2018	2,246	727	6,688	1,106	257	22,999	34,023
Provision charged to operations	(146)	(46)	458	(235)	329	8,155	8,515
Loans charged off	(46)	—	(29)	(138)	(349)	(13,991)	(14,553)
Recoveries of loans previously charged off	26	—	4	—	228	4,630	4,888
Balance at December 31, 2019	$2,080	$681	$7,121	$733	$465	$21,793	$32,873

The following table presents, as of December 31, 2019, the balance of the allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$72	$—	$77	$—	$118	$—	$267
Collectively evaluated for impairment	2,008	681	7,044	733	347	21,793	32,606
Acquired loans - PCI	—	—	—	—	—	—	—
Total allowance	$2,080	$681	$7,121	$733	$465	$21,793	$32,873
Loans:
Individually evaluated for impairment	$3,671	$—	$1,451	$31	$121	$—	$5,274
Collectively evaluated for impairment	177,517	54,246	498,798	52,017	13,635	312,999	1,109,212
Acquired loans - PCI	107	—	563	35	—	—	705
Total loans	$181,295	$54,246	$500,812	$52,083	$13,756	$312,999	$1,115,191

The following table presents, as of December 31, 2018, the balance of the allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$92	$—	$10	$326	$—	$—	$428
Collectively evaluated for impairment	2,154	727	6,678	780	257	22,999	33,595
Acquired loans - PCI	—	—	—	—	—	—	—
Total allowance	$2,246	$727	$6,688	$1,106	$257	$22,999	$34,023
Loans:
Individually evaluated for impairment	$2,965	$—	$2,450	$357	$5	$—	$5,777
Collectively evaluated for impairment	181,652	54,461	452,024	55,213	15,004	296,154	1,054,508
Acquired loans - PCI	284	—	1,461	90	—	—	1,835
Total loans	$184,901	$54,461	$455,935	$55,660	$15,009	$296,154	$1,062,120

Loans by credit quality indicators as of December 31, 2019 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$177,049	$1,839	$881	$1,526	$181,295
Real estate – construction:
Construction lending	40,943	—	—	—	40,943
Consumer lot lending	13,303	—	—	—	13,303
Commercial, financial and agricultural:
Commercial real estate lending	323,218	3,266	70	—	326,554
Land acquisition and development lending	33,870	9,021	—	—	42,891
Builder line lending	25,995	378	—	—	26,373
Commercial business lending	104,291	692	—	11	104,994
Equity lines	51,662	181	11	229	52,083
Consumer	13,632	6	—	118	13,756
	$783,963	$15,383	$962	$1,884	$802,192

[1]	At December 31, 2019, the Corporation did not have any loans classified as Doubtful or Loss.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$312,388	$611	$312,999

Loans by credit quality indicators as of December 31, 2018 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$180,232	$2,832	$1,243	$594	$184,901
Real estate – construction:
Construction lending	42,051	—	—	—	42,051
Consumer lot lending	12,410	—	—	—	12,410
Commercial, financial and agricultural:
Commercial real estate lending	306,578	3,801	454	—	310,833
Land acquisition and development lending	33,156	10,248	—	—	43,404
Builder line lending	31,201	—	—	—	31,201
Commercial business lending	69,897	576	—	24	70,497
Equity lines	54,289	389	99	883	55,660
Consumer	14,998	5	6	—	15,009
	$744,812	$17,851	$1,802	$1,501	$765,966

[1]	At December 31, 2018, the Corporation did not have any loans classified as Doubtful or Loss.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$295,442	$712	$296,154

NOTE 6: OREO

At December 31, 2019 and 2018, the carrying amount of OREO was $1.10 million and $246,000, respectively. At December 31, 2019, OREO was primarily comprised of a property in Midlothian, Virginia previously used by the Bank as its Bellgrade branch, which was consolidated into a nearby branch in 2019.  OREO is otherwise comprised of residential properties and non-residential properties associated with commercial relationships, and are located primarily in Virginia.  Changes in the balance for OREO are as follows:

	Year Ended December 31,
(Dollars in thousands)	2019	2018
Balance at the beginning of year, gross	$303	$225
Additions	1,401	98
Sales proceeds	(521)	(18)
Gain (loss) on disposition	8	(2)
Balance at the end of year, gross	1,191	303
Less valuation allowance	(88)	(57)
Balance at the end of year, net	$1,103	$246

Changes in the allowance for OREO losses are as follows:

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Balance at the beginning of year	$57	$57	$86
Provision for losses	31	—	—
Charge-offs, net	—	—	(29)
Balance at the end of year	$88	$57	$57

Other net noninterest expense applicable to OREO, excluding the provision for losses and gain or loss on disposition, was $34,000,  $26,000 and $72,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 7: Corporate Premises and Equipment

Major classifications of corporate premises and equipment are summarized as follows:

	December 31,
(Dollars in thousands)	2019	2018
Land	7,806	$8,300
Buildings	35,933	36,284
Equipment, furniture and fixtures	18,285	17,392
	62,024	61,976
Less accumulated depreciation	(26,763)	(24,876)
	$35,261	$37,100

NOTE 8: Leases

The Corporation’s leases comprise primarily leases of real estate and office equipment in which the Corporation is the lessee, and all of which are classified as operating leases.  Lease cost for the year ended December 31, 2019 is as follows:

Year Ended
(Dollars in thousands)	December 31, 2019
Operating lease cost	$1,681
Short-term lease cost	128
Variable lease cost	43
Total lease cost	$1,852

Variable lease payments primarily represent payments for common area maintenance related to real estate leases and taxes and fees related to equipment leases.

Cash paid for amounts included in the measurement of lease liabilities during the year ended December 31, 2019 was $1.72 million.  As of December 31, 2019, the weighted average remaining lease term and discount rate for the Corporation’s leases were 3.0 years and 3.2 percent,  respectively. Right-of-use assets and lease liabilities of $2.78 million and $2.81 million were included in other assets and other liabilities, respectively, as of December 31, 2019. During the year ended December 31, 2019, the Corporation obtained right-of-use assets in exchange for lease liabilities of $1.14 million.

The Corporation adopted ASC 842 effective January 1, 2019.  Prior to January 1, 2019, the Corporation measured lease expense in accordance with ASC Topic 840.  During the years ended December 31, 2018 and 2017, the Corporation recognized lease expense of $1.68 million and $1.77 million, respectively.

Certain of the Corporation’s leases contain options to extend the lease term beyond the initial term.  Options to extend the lease term are recognized as part of the Corporation’s lease liabilities and right-of-use assets at the commencement of a lease to the extent the Corporation is reasonably certain to exercise such options.

Maturities of the Corporation’s lease liabilities are as follows:

(Dollars in thousands)	December 31, 2019
2020	$1,385
2021	906
2022	292
2023	128
2024	104
Thereafter	121
Total	2,936
Imputed interest	(123)
Lease liabilities	$2,813

The table above excludes payments of $7.92 million related to two lease agreements that have been executed where the Corporation has not obtained control of the real estate properties under lease as of December 31, 2019 and has therefore not recognized a lease liability or right-of-use asset.

NOTE 9: Time Deposits

Time deposits are summarized as follows:

	December 31,
(Dollars in thousands)	2019	2018
Certificates of deposit, over $250	$109,310	$72,880
Other time deposits	312,746	273,680
	$422,056	$346,560

Remaining maturities on time deposits are as follows:

(Dollars in thousands)	December 31, 2019
2020	$259,430
2021	93,857
2022	31,399
2023	13,033
2024	14,612
Thereafter	9,725
$422,056

NOTE 10: Borrowings

The table below presents selected information on short-term borrowings:

	December 31,
(Dollars in thousands)	2019	2018
Balance outstanding at year end[1]	$16,360	$14,917
Maximum balance at any month end during the year	$17,178	$22,912
Average balance for the year	$15,533	$18,883
Weighted average rate for the year	1.05%	1.12%
Weighted average rate on borrowings at year end	0.82%	0.71%
Estimated fair value at year end	$16,360	$14,917

[1]	Consists of repurchase transactions with customers, which generally mature the day following the day sold and are secured by investment securities.

Long-term borrowings at December 31, 2019 consist of advances under a non-recourse revolving bank line of credit secured by loans at C&F Finance and advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving, open-end loans secured by 1-4 family residential properties, including loans held for sale.   The interest rate on the revolving bank line of credit, which matures in 2022, floats at the one-month LIBOR rate plus 200 basis points. The outstanding balance on this line was $75.03 million as of December 31, 2019.  C&F Finance’s revolving bank line of credit agreement contains covenants regarding C&F Finance’s capital adequacy, collateral performance, adequacy of the allowance for loan losses and interest expense coverage.  C&F Finance satisfied all such covenants during 2019.  Long-term advances from the FHLB at December 31, 2019 consist of $37.00 million of convertible advances and $7.50 million of fixed rate hybrid advances.  The convertible advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed rate to variable rate.  The fixed rate hybrid advances provide fixed-rate funding until the stated maturity date. C&F Bank may add interest rate caps or floors at a future date, at which time the cost of the caps or floors will be added to the advance rate. The table below presents selected information for the FHLB advances at December 31, 2019:

				Next
				Conversion
(Dollars in thousands)		Interest Rate	Maturity Date	Option Date
Fixed Rate Hybrid Advances
	$7,500	1.78%	08/21/20

Convertible Advances
	$7,500	1.48%	09/19/22	09/20/21
	$7,500	1.96%	09/29/23	09/29/22
	$5,000	2.32%	10/25/24	10/25/23
	$5,000	2.53%	11/28/25	11/29/24
	$5,000	2.83%	12/29/26	12/29/25
	$7,000	2.01%	12/03/27	12/03/26

The contractual maturities of long-term borrowings at December 31, 2019 are as follows:

(Dollars in thousands)	Fixed Rate	Floating Rate	Total
2020	$7,500	$—	$7,500
2021	—	—	—
2022	7,500	75,029	82,529
2023	7,500	—	7,500
2024	5,000	—	5,000
Thereafter	17,000	—	17,000
	$44,500	$75,029	$119,529

The Corporation’s available sources of credit for future borrowings total approximately $368.07 million at December 31, 2019, which consists of $159.65 million available from the FHLB, $44.97 million on C&F Finance’s revolving bank line of credit, $18.45 million available from the FRB, $95.00 million under unsecured federal funds agreements with third party financial institutions and $50.00 million in repurchase lines of credit with third party financial institutions.  Additional loans and securities are available that can be pledged as collateral for future borrowings from the FRB or the FHLB above the current lendable collateral value.

C&F Financial Statutory Trust I (Trust I), C&F Financial Statutory Trust II (Trust II) and Central Virginia Bankshares Statutory Trust I (CVBK Trust I) are wholly-owned non-operating subsidiaries of the Corporation, formed for the purpose of issuing trust preferred capital securities. Collectively, these trusts have issued $25.00 million of trust preferred capital securities to institutional investors through private placements and $775,000 in common equity that is held by the Corporation.  Trust preferred capital securities of $5.00 million issued by CVBK Trust I, $10.00 million issued by Trust I, and $10.00 million issued by Trust II mature in 2033, 2035 and 2037, respectively, and are redeemable at the Corporation’s option.  Each of the trusts is required to make quarterly distributions to the holders of the securities at a rate based on the three-month LIBOR plus a spread of between 1.57 percent and 3.15 percent.  During 2019, 2018 and 2017, the Corporation used interest rate swaps in designated cash flow hedges of interest payments on the trust preferred capital securities to mitigate the effects of changes in interest rates.  At December 31, 2019, the effect of the interest rate swaps was a fixed rate of interest on the securities issued by CVBK Trust I, Trust I and Trust II of 4.64 percent, 3.32 percent and 5.10 percent, respectively.  The principal assets of CVBK Trust I, Trust I and Trust II are trust preferred capital notes of the Corporation of $5.16 million, $10.31 million and $10.31 million, respectively, which have like maturities and like interest rates to the trust preferred capital securities. The interest payments by the Corporation on the notes will be used by the trusts to pay the quarterly distributions on the trust preferred capital securities.

The trust preferred capital securities issued by CVBK Trust I were recorded at fair value at the Corporation’s acquisition of CVBK in 2013. The resulting fair value adjustment was a discount of $716,000, which is being amortized over 20 years on a straight-line basis, and the balance of which was $494,000 as of December 31, 2019.

Subject to certain exceptions and limitations, the Corporation may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related capital securities.

NOTE 11: Equity, Other Comprehensive Income and Earnings Per Share

Equity and Noncontrolling Interest

During the years ended December 31, 2019 and 2018, the Corporation repurchased 86,523 shares and 21,232 shares of its common stock, respectively, for an aggregate cost of $4.39 million and $1.11 million, respectively, under share repurchase programs authorized by its Board of Directors. Additionally, during the years ended December 31, 2019, 2018 and 2017, the Corporation withheld 9,909 shares, 7,982 shares and 9,899 shares of its common stock, respectively, from employees to satisfy tax withholding obligations upon vesting of restricted stock.

In 2019, C&F Select LLC, a subsidiary of C&F Mortgage, issued a 49 percent ownership interest to an unrelated investor. In exchange for this noncontrolling interest in C&F Select LLC, C&F Bank received a note receivable from the investor for $490,000, which is included in loans the Consolidated Balance Sheets and is secured by cash deposits at C&F Bank.

Accumulated Other Comprehensive Income (Loss)

The following table presents the cumulative balances of the components of accumulated other comprehensive loss, net of deferred taxes of $604,000 and $1.23 million as of December 31, 2019 and  2018, respectively.

	December 31,
(Dollars in thousands)	2019	2018
Net unrealized gains (losses) on securities	$1,560	$(1,375)
Net unrecognized (losses) gains on cash flow hedges	(69)	215
Net unrecognized losses on defined benefit plan	(3,740)	(3,512)
Total accumulated other comprehensive loss	$(2,249)	$(4,672)

Earnings Per Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Net income attributable to C&F Financial Corporation	$18,859	$18,020	$6,572
Weighted average number of shares used in earnings per share—basic	3,450,745	3,501,221	3,486,510
Effect of dilutive securities—stock option awards	—	—	79
Weighted average number of shares used in earnings per share—assuming dilution	3,450,745	3,501,221	3,486,589

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

NOTE 12: Income Taxes

Principal components of income tax expense as reflected in the Consolidated Statements of Income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Current taxes	$4,728	$3,889	$1,989
Deferred taxes	354	632	9,405
	$5,082	$4,521	$11,394

Income tax expense for the years ended December 31, 2019, 2018 and 2017 differed from the federal statutory rate applied to income before income taxes for the following reasons:

	Year Ended December 31,
	2019		2018		2017
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Income tax at statutory rates	$5,026	21.0%	$4,734	21.0%	$6,288	35.0%
State income taxes	695	2.9	575	2.6	348	1.9
Tax-exempt interest income	(476)	(2.0)	(592)	(2.6)	(1,162)	(6.5)
Carrying cost of tax-exempt assets	23	0.1	18	0.1	32	0.2
Share based compensation	(126)	(0.5)	(103)	(0.5)	(284)	(1.6)
Income from bank-owned life insurance	(149)	(0.6)	(89)	(0.4)	(151)	(0.8)
Investments in qualified housing projects	(93)	(0.4)	(85)	(0.4)	(135)	(0.8)
Merger related expenses	96	0.4	—	—	—	—
Remeasurement of net deferred tax assets	—	—	—	—	6,643	37.0
Other	86	0.3	63	0.3	(185)	(1.0)
	$5,082	21.2%	$4,521	20.1%	$11,394	63.4%

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

The Corporation’s net deferred income taxes totaled $11.2 million and $12.2 million at December 31, 2019 and 2018, respectively. The tax effects of each type of significant item that gave rise to deferred taxes are:

	December 31,
(Dollars in thousands)	2019	2018
Deferred tax asset
Allowances for loan losses and OREO losses	$8,227	$8,567
Nonqualified defined contribution plan	3,247	2,925
Fair value adjustments related to business combinations	1,053	1,643
Share-based compensation	863	825
Lease liabilities	667	—
Reserve for indemnification losses	645	663
Interest on nonaccrual loans	226	346
Cash flow hedges	24	—
Net unrealized loss on securities available for sale	—	365
Other	1,559	1,415
Deferred tax asset	16,511	16,749
Deferred tax liability
Goodwill and other intangible assets	(2,818)	(2,838)
Depreciation	(972)	(1,024)
Right of use assets	(664)	—
Defined benefit plan	(423)	(620)
Net unrealized gain on securities available for sale	(415)	—
Cash flow hedges	—	(74)
Deferred tax liability	(5,292)	(4,556)
Net deferred tax asset	$11,219	$12,193

The Corporation files income tax returns in the U.S. federal jurisdiction and several states. With few exceptions, the Corporation is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2016.

NOTE 13: Employee Benefit Plans

C&F Bank maintains a Defined Contribution Profit-Sharing Plan (the Profit-Sharing Plan) sponsored by the Virginia Bankers Association (VBA). The Profit-Sharing Plan includes a 401(k) savings provision that authorizes a maximum voluntary deferral of up to 95 percent of covered compensation (with a partial company match), subject to statutory limitations. The Profit-Sharing Plan provides for an annual discretionary contribution to the account of each eligible employee based in part on C&F Bank’s profitability for a given year and on each participant’s yearly earnings. All full-time employees who have attained the age of 18 and have at least one month of service are eligible to participate. Contributions and earnings may be invested in various investment vehicles offered through the VBA. All employee contributions are fully vested upon contribution. An employee is 20 percent vested in C&F Bank’s contributions after two years of service, 40 percent after three years, 60 percent after four years, 80 percent after five years and fully vested after six years, or earlier in the event of retirement, death or attainment of age 65 while an employee. The amounts charged to expense under this plan were $903,000,  $896,000 and $799,000 in 2019, 2018 and 2017, respectively.

C&F Mortgage maintains a Defined Contribution 401(k) Savings Plan that authorizes a voluntary salary deferral of up to 100 percent of compensation (with a discretionary company match), subject to statutory limitations. Substantially all employees who have attained the age of 18 are eligible to participate on the first day of the next month following employment date. The plan provides for an annual discretionary contribution to the account of each eligible employee based in part on C&F Mortgage’s profitability for a given year and on each participant’s contributions to the plan. Contributions may be invested in various investment funds offered under the plan. All employee contributions are fully vested upon contribution. An employee is vested 25 percent in the employer’s contributions after two years of service, 50 percent after three years, 75 percent after four years, and fully vested after five years.  The amounts charged to expense under this plan were $392,000,  $220,000 and $216,000 in 2019, 2018 and 2017, respectively.

C&F Finance maintains a Defined Contribution 401(k) and Profit-Sharing Plan sponsored by the VBA with plan features similar to the Profit-Sharing Plan of C&F Bank. The amounts charged to expense under this plan were $223,000,  $190,000 and $223,000 in 2019, 2018 and 2017, respectively.

Individual performance bonuses are awarded annually to certain senior members of management of C&F Bank and C&F Finance under the Corporation's Management Incentive Plan (MIP). The Corporation’s Compensation Committee determines the bonuses to be paid to the Chief Executive Officer and the President of the Corporation.  The Chief Executive Officer recommends the bonuses to be paid to the remaining officers participating in the MIP. In determining the awards, individual performance and the Corporation’s performance, including growth rate, returns on average assets and equity, asset quality measures and absolute levels of income are considered. In addition, the Compensation Committee, based on the recommendations of the Chief Executive Officer, determines the bonuses to be paid to other members of management of C&F Bank and C&F Finance who do not participate in the MIP. The expense for these bonus awards is accrued in the year of performance. Expenses under these plans were $1.97 million, $1.95 million and $1.70 million in 2019, 2018 and 2017, respectively. In accordance with employment agreements for certain senior officers of C&F Mortgage, performance bonuses of $1.48 million,  $762,000 and $759,000 were expensed in 2019, 2018 and 2017, respectively. Performance used in determining the awards is directly related to the profitability of C&F Mortgage.

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

The Corporation has a nonqualified deferred compensation plan for certain executives. The plan allows for elective salary and bonus deferrals. The plan also allows for employer contributions to make up for limitations on covered compensation imposed by the Internal Revenue Code with respect to the Profit-Sharing Plan and Cash Balance Plan and to enhance retirement benefits by providing supplemental contributions from time to time. Expenses under this plan were $294,000,  $297,000 and $253,000 in 2019, 2018 and 2017, respectively. Investments for this plan are held in a Rabbi trust. These investments are included in other assets and the related liability is included in other liabilities.

On December 16, 2014, the Corporation approved an additional compensation benefit for the Corporation’s Chief Executive Officer at the time to provide post-retirement medical and dental insurance premiums for him and his spouse for life.  There were no expenses under this arrangement in 2019; however, in 2018 and 2017 expenses were $88,000 and $81,000, respectively.  The related liability is included in other liabilities.

The following table summarizes the projected benefit obligations, plan assets, funded status and rate assumptions associated with the Cash Balance Plan based upon actuarial valuations.

	December 31,
(Dollars in thousands)	2019	2018
Change in benefit obligation
Projected benefit obligation, beginning	$17,205	$17,808
Service cost	1,218	1,232
Interest cost	609	521
Actuarial loss (gain)	2,834	(1,308)
Benefits paid	(1,072)	(1,048)
Projected benefit obligation, ending	20,794	17,205
Change in plan assets
Fair value of plan assets, beginning	20,156	19,254
Actual return on plan assets	3,722	(1,050)
Employer contributions	—	3,000
Benefits paid	(1,072)	(1,048)
Fair value of plan assets, ending	22,806	20,156
Funded status	$2,012	$2,951
Amounts recognized as an other asset	$2,012	$2,951
Amounts recognized in accumulated other comprehensive loss
Net loss	$5,239	$5,017
Prior service credits	(504)	(572)
Deferred taxes	(995)	(933)
Total recognized in accumulated other comprehensive loss	$3,740	$3,512
Weighted-average assumptions for benefit obligation at valuation date
Discount rate	2.9%	4.0%
Rate of compensation increase	3.0	3.0
Interest crediting rate	5.0	5.0

The accumulated benefit obligation was $20.79 million and $17.21 million as of the actuarial valuation dates December 31, 2019 and 2018, respectively.

The following table summarizes the components of net periodic benefit cost and rate assumptions associated with the Cash Balance Plan.

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Components of net periodic benefit cost:
Service cost, included in salaries and employee benefits	$1,218	$1,232	$1,120

Other components of net periodic benefit cost:
Interest cost	609	521	552
Expected return on plan assets	(1,297)	(1,413)	(1,138)
Amortization of prior service credit	(68)	(62)	(61)
Amortization of net obligation at transition	—	—	—
Recognized net actuarial losses	187	125	154
Other components of net periodic benefit cost, included in other noninterest income	(569)	(829)	(493)

Net periodic benefit cost	$649	$403	627

	January 1,
	2019	2018	2017
Weighted-average assumptions for net periodic benefit cost
Discount rate	4.0%	3.3%	3.7%
Expected return on plan assets	7.3	7.3	7.3
Rate of compensation increase	3.0	3.0	3.0

The benefits expected to be paid by the plan in the next ten years are as follows:

(Dollars in thousands)
2020	$4,460
2021	615
2022	828
2023	1,492
2024	1,252
2025 – 2029	7,466
$16,113

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

C&F Bank’s defined benefit pension plan’s weighted average asset allocations by asset category are as follows:

	December 31,
	2019	2018
Mutual funds-fixed income	38%	42%
Mutual funds-equity	62	58
Cash and equivalents	*	*
	100%	100%

* Less than one percent.

The following table summarizes the fair value of the defined benefit plan assets as of December 31, 2019 and 2018.  For more information about fair value measurements, see “Note 18: Fair Value of Assets and Liabilities.”

	December 31, 2019
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Mutual funds-fixed income [1]	$8,744	$—	$—	$8,744
Mutual funds-equity [2]	14,062	—	—	14,062
Cash and equivalents [3]	—	—	—	—
Total pension plan assets	$22,806	$—	$—	$22,806

	December 31, 2018
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Mutual funds-fixed income [1]	$8,497	$—	$—	$8,497
Mutual funds-equity [2]	11,659	—	—	11,659
Cash and equivalents [3]	—	—	—	—
Total pension plan assets	$20,156	$—	$—	$20,156

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

NOTE 14: Related Party Transactions

Loans outstanding to the Corporation’s management, including directors and senior officers and certain of their affiliates, totaled $2.26 million and $2.05 million at December 31, 2019 and 2018, respectively. For the year ended December 31, 2019, the Corporation named new senior officers with loans outstanding at C&F Bank of $368,000,  made loan advances to directors and senior officers totaling $13,000, and received repayments totaling $169,000. Total deposits of directors and senior officers were $7.21 million and $4.93 million at December 31, 2019 and 2018, respectively.  In the opinion of management, these transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates, collateral and repayment terms, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management and the Corporation’s Board of Directors, do not involve more than normal risk or present other unfavorable features.

NOTE 15: Share-Based Plans

On April 16, 2013, the Corporation’s shareholders approved the C&F Financial Corporation 2013 Stock and Incentive Compensation Plan (the 2013 Plan) for the grant of equity awards to certain key employees of the Corporation, as well as non-employee directors (including non-employee regional or advisory directors). The 2013 Plan authorizes the Corporation to issue equity awards in the form of stock options, tandem stock appreciation rights, restricted stock, restricted stock units and/or other stock-based awards. Since the 2013 Plan’s approval, equity awards have only been issued in the form of restricted stock.

Prior to the approval of the 2013 Plan, the Corporation granted equity awards under the Amended and Restated C&F Financial Corporation 2004 Incentive Stock Plan (the Amended 2004 Plan). The Amended 2004 Plan authorized the Corporation to issue equity awards in the form of stock options, stock appreciation rights, restricted stock and/or restricted stock units to key employees and non-employee directors. Since 2006, all equity awards that were issued under the Amended 2004 Plan were in the form of restricted stock, which were accounted for using the fair market value of the Corporation’s common stock on the date the restricted shares are awarded.  Stock options issued under the Amended 2004 Plan prior to 2006 were issued to employees at an exercise price equal to the fair market value of the Corporation’s common stock on the date granted.  As of December 31, 2017, there were no remaining outstanding stock options for the Corporation’s common stock and none were granted in 2018 or 2019.  Stock option transactions under the various plans for the periods indicated were as follows:

	2017
		Weighted-
		Average
		Exercise
(Dollars in thousands, except for per share amounts)	Shares	Price
Outstanding at beginning of year	2,250	$37.17
Granted	—	—
Exercised	(2,250)	37.17
Cancelled	—	—
Outstanding and exercisable at end of year	—	—

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

	2019		2018		2017
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of year	139,455	$45.75	137,880	$43.52	141,755	$39.77
Granted	36,115	53.75	30,185	52.82	29,625	52.73
Vested	(32,155)	40.69	(26,450)	42.41	(31,810)	35.42
Cancelled	(1,395)	51.05	(2,160)	42.54	(1,690)	43.16
Nonvested at end of year	142,020	48.88	139,455	45.75	137,880	43.52

Compensation is accounted for using the fair value of the Corporation’s common stock on the date the restricted shares are awarded. Compensation expense is charged to income ratably over the required service periods, and was $1.47 million in 2019, $1.35 million in 2018 and $1.45 million in 2017. As of December 31, 2019, there was $3.33 million of total unrecognized compensation cost related to restricted stock granted under the 2013 Plan. This amount is expected to be recognized through 2024.

NOTE 16: Regulatory Requirements and Restrictions

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

As of December 31, 2019, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized under regulations applicable at December 31, 2019, the Bank was required to maintain minimum total risk-based, Tier 1 risk-based, CET1 risk-based and Tier 1 leverage ratios as set forth in the table below.

The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2019 and 2018 are presented in the following table along with regulatory requirements for the Bank and requirements that apply to bank holding companies that are subject to regulatory capital requirements for bank holding companies. The Corporation’s consolidated capital is determined under regulations that apply to bank holding companies that are not small bank holding companies.  Total risk-weighted assets at December 31, 2019 for the Corporation were $1.32 billion and for the Bank were $1.29 billion.  Total risk-weighted assets at December 31, 2018 for both the Corporation and the Bank were $1.20 billion. Management believes that, as of December 31, 2019, the Bank met all capital adequacy requirements to which it is subject.

					Minimum To Be
					Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Total Capital (to Risk-Weighted Assets)
Corporation	$195,927	14.9%	$105,544	8.0%	N/A	N/A
C&F Bank	181,369	14.0	103,307	8.0	$129,134	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	179,233	13.6	79,158	6.0	N/A	N/A
C&F Bank	165,021	12.8	77,480	6.0	103,307	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	154,233	11.7	59,369	4.5	N/A	N/A
C&F Bank	165,021	12.8	58,110	4.5	83,937	6.5
Tier 1 Capital (to Average Assets)
Corporation	179,233	11.1	64,863	4.0	N/A	N/A
C&F Bank	165,021	10.3	64,201	4.0	80,251	5.0

As of December 31, 2018:
Total Capital (to Risk-Weighted Assets)
Corporation	$183,781	15.3%	$96,274	8.0%	N/A	N/A
C&F Bank	181,685	15.1	96,088	8.0	$120,110	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	168,504	14.0	72,205	6.0	N/A	N/A
C&F Bank	166,437	13.9	72,066	6.0	96,088	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	143,590	11.9	54,154	4.5	N/A	N/A
C&F Bank	166,437	13.9	54,050	4.5	78,072	6.5
Tier 1 Capital (to Average Tangible Assets)
Corporation	168,504	11.3	59,759	4.0	N/A	N/A
C&F Bank	166,437	11.2	59,666	4.0	74,582	5.0

In addition to the regulatory risk-based capital amounts presented above, the Bank must maintain a capital conservation buffer of additional capital as required by the Basel III Final Rule.  The capital conservation buffer requirement was phased in from January 1, 2016 until January 1, 2019 in equal annual installments of 0.625 percent. Accordingly, at December 31, 2019, the Bank was required to maintain a capital conservation buffer of 2.5 percent and exceeded the total capital conservation buffer and the tier 1 capital conservation buffer by 355 and 428 basis points, respectively.  At December 31, 2018, the Bank was required to maintain a capital conservation buffer of 1.875 percent and exceeded the total capital conservation buffer and the tier 1 capital conservation buffer by 525 and 598 basis points, respectively.

Between 2003 and 2007, the Corporation’s statutory business trusts issued $25.00 million of aggregate trust preferred securities. Based on the Corporation’s Tier 1 capital levels, the entire $25.00 million of trust preferred securities was included in the Corporation’s Tier 1 capital as of December 31, 2019 and 2018.

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

NOTE 17: Commitments and Contingent Liabilities

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of loan commitments at the Bank was $256.15 million at December 31, 2019 and $244.17 million at December 31, 2018, which does not include IRLCs at C&F Mortgage, which are discussed in Note 20.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $16.60 million at December 31, 2019 and $19.34 million at December 31, 2018.

The mortgage banking segment sells substantially all of the residential mortgage loans it originates to third-party investors. As is customary in the industry, the agreements with these investors require the mortgage banking segment to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the investors are entitled to make loss claims and repurchase requests of the mortgage banking segment for loans that contain covered deficiencies. The mortgage banking segment has obtained early payment default recourse waivers for a significant portion of its business. Recourse periods for early payment default for the remaining investors vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. The mortgage banking segment maintains an allowance for indemnifications that represents management’s estimate of losses that are probable of arising under these recourse provisions. As performance data for loans that have been sold is not made available to the mortgage banking segment by the investors, the evaluation of potential losses is inherently subjective. A schedule of expected losses on loans with claims or indemnifications is maintained to ensure the reserve is adequate to cover estimated losses. The following table presents the changes in the allowance for indemnification losses for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2019	2018
Allowance, beginning of period	$2,541	$2,489
Provision for indemnification losses	—	52
Payments	(66)	—
Allowance, end of period	$2,475	$2,541

NOTE 18: Fair Value of Assets and Liabilities

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At December 31, 2019 and 2018, the Corporation’s entire investment securities portfolio was comprised of securities available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are ICE Data Services (ICE) and Thomson Reuters Pricing Service (TRPS).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. ICE provides evaluated prices for the Corporation's obligations of states and political subdivisions category of securities.  ICE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  TRPS provides evaluated prices for the Corporation’s U.S. government agencies and corporations and mortgage-backed categories of securities.  Fixed-rate callable securities of the U.S. government agencies and corporations category are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to relative to-be-announced mortgage backed securities (TBA securities) or other benchmark prices. TBA securities prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables. Fixed-rate securities issued by the Small Business Association in the mortgage backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.

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

Derivative asset/liability - cash flow hedges. The Corporation recognizes cash flow hedges at fair value.  The fair value of the Corporation’s cash flow hedges is determined using the discounted cash flow method.  All of the Corporation’s cash flow hedges are classified as Level 2.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis.

	December 31, 2019
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$21,440	$—	$21,440
Mortgage-backed securities	—	86,585	—	86,585
Obligations of states and political subdivisions	—	81,708	—	81,708
Total securities available for sale	—	189,733	—	189,733
Loans held for sale	—	90,500	—	90,500
Derivatives
IRLC	—	1,083	—	1,083
Interest rate swaps on loans	—	2,462	—	2,462
Total assets	$—	$283,778	$—	$283,778

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$2,462	$—	$2,462
Cash flow hedges	—	145	—	145
Forward sales of TBA securities	—	25	—	25
Total liabilities	$—	$2,632	$—	$2,632

	December 31, 2018
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$17,473	$—	$17,473
Mortgage-backed securities	—	104,983	—	104,983
Obligations of states and political subdivisions	—	92,454	—	92,454
Total securities available for sale	—	214,910	—	214,910
Loans held for sale	—	41,895	—	41,895
Derivatives
IRLC	—	636	—	636
Interest rate swaps on loans	—	1,607	—	1,607
Cash flow hedges	—	289	—	289
Total assets	$—	$259,337	$—	$259,337

Liabilities:
Derivatives - interest rate swaps on loans	$—	$1,607	$—	$1,607
Total liabilities	$—	$1,607	$—	$1,607

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

	December 31, 2019
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

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis as of December 31, 2019:

	Fair Value Measurements at December 31, 2019
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

	Carrying	Fair Value Measurements at December 31, 2019 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$165,433	$165,433	$—	$—	$165,433
Securities available for sale	189,733	—	189,733	—	189,733
Loans, net	1,082,318	—	—	1,082,783	1,082,783
Loans held for sale	90,500	—	90,500	—	90,500
Derivatives
IRLC	1,083	—	1,083	—	1,083
Interest rate swaps on loans	2,462	—	2,462	—	2,462
Bank-owned life insurance	16,044	—	16,044	—	16,044
Accrued interest receivable	6,776	6,776	—	—	6,776
Financial liabilities:
Demand deposits	869,194	869,194	—	—	869,194
Time deposits	422,056	—	423,605	—	423,605
Borrowings	161,170	—	154,964	—	154,964
Derivatives
Cash flow hedges	145	—	145	—	145
Interest rate swaps on loans	2,462	—	2,462	—	2,462
Forward sales of TBA securities	25	—	25	—	25
Accrued interest payable	1,291	1,291	—	—	1,291

	Carrying	Fair Value Measurements at December 31, 2018 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$115,013	$115,013	$—	$—	$115,013
Securities available for sale	214,910	—	214,910	—	214,910
Loans, net	1,028,097	—	—	1,021,145	1,021,145
Loans held for sale	41,895	—	41,895	—	41,895
Derivatives
IRLC	636	—	636	—	636
Interest rate swaps on loans	1,607	—	1,607	—	1,607
Cash flow hedges	289	—	289	—	289
Bank-owned life insurance	16,065	—	16,065	—	16,065
Accrued interest receivable	7,436	7,436	—	—	7,436
Financial liabilities:
Demand deposits	835,101	835,101	—	—	835,101
Time deposits	346,560	—	343,507	—	343,507
Borrowings	159,691	—	152,015	—	152,015
Derivatives - interest rate swaps on loans	1,607	—	1,607	—	1,607
Accrued interest payable	920	920	—	—	920

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

NOTE 19: Business Segments

The Corporation operates in a decentralized fashion in three principal business segments: retail banking, mortgage banking and consumer finance. Revenues from retail banking operations consist primarily of interest earned on loans and investment securities and fees earned on deposit accounts and debit card interchange activity. Mortgage banking operating revenues consist principally of gains on sales of loans in the secondary market, mortgage banking fee income related to loan originations, and interest earned on mortgage loans held for sale. Revenues from consumer finance consist primarily of interest earned on purchased retail installment sales contracts.

C&F Wealth Management derives revenues from offering wealth management services and insurance products through third-party service providers.  The Corporation’s revenues and expenses are comprised primarily of interest expense associated with the Corporation’s trust preferred capital notes, general corporate expenses, and changes in the value of the rabbi trust and deferred compensation liability related to its nonqualified deferred compensation plan.  The results of C&F Wealth Management and the Corporation are not significant to the Corporation on a consolidated basis and are included in “Other.”

	Year Ended December 31, 2019
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$59,465	$2,699	$41,389	$4	$(8,547)	$95,010
Gains on sales of loans	—	10,603	—	—	—	10,603
Other noninterest income	11,392	5,103	565	4,349	—	21,409
Total operating income	70,857	18,405	41,954	4,353	(8,547)	127,022
Expenses:
Provision for loan losses	360	—	8,155	—	—	8,515
Interest expense	10,181	1,618	10,169	1,135	(8,547)	14,556
Salaries and employee benefits	28,231	5,965	8,668	4,337	—	47,201
Depreciation and amortization	3,242	246	196	182	—	3,866
Other noninterest expenses	17,091	5,467	5,338	1,056	—	28,952
Total operating expenses	59,105	13,296	32,526	6,710	(8,547)	103,090
Income (loss) before income taxes	11,752	5,109	9,428	(2,357)	—	23,932
Income tax expense (benefit)	1,837	1,336	2,560	(651)	—	5,082
Net income (loss)	$9,915	$3,773	$6,868	$(1,706)	$—	$18,850
Total assets	$1,468,627	$102,467	$314,431	$30,299	$(258,392)	$1,657,432
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$2,270	$246	$123	$67	$—	$2,706

	Year Ended December 31, 2018
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$55,019	$2,018	$42,789	$6	$(7,284)	$92,548
Gains on sales of loans	—	7,841	—	—	—	7,841
Other noninterest income	11,029	4,015	738	2,135	—	17,917
Total operating income	66,048	13,874	43,527	2,141	(7,284)	118,306
Expenses:
Provision for loan losses	100	—	10,906	—	—	11,006
Interest expense	6,842	904	9,413	1,152	(7,284)	11,027
Salaries and employee benefits	26,632	5,298	8,542	1,531	—	42,003
Depreciation and amortization	3,014	269	211	177	—	3,671
Other noninterest expenses	16,869	4,803	5,303	1,083	—	28,058
Total operating expenses	53,457	11,274	34,375	3,943	(7,284)	95,765
Income (loss) before income taxes	12,591	2,600	9,152	(1,802)	—	22,541
Income tax expense (benefit)	1,958	697	2,460	(594)	—	4,521
Net income (loss)	$10,633	$1,903	$6,692	$(1,208)	$—	$18,020
Total assets	$1,351,932	$51,226	$296,876	$16,461	$(195,084)	$1,521,411
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$3,178	$133	$59	$4	$—	$3,374

	Year Ended December 31, 2017
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$49,564	$1,660	$44,745	$1	$(6,377)	$89,593
Gains on sales of loans	—	8,553	—	—	—	8,553
Other noninterest income	10,501	4,095	878	3,205	—	18,679
Total operating income	60,065	14,308	45,623	3,206	(6,377)	116,825
Expenses:
Provision for loan losses	200	—	16,235	—	—	16,435
Interest expense	6,076	587	8,164	1,151	(6,377)	9,601
Salaries and employee benefits	25,132	5,945	9,272	3,248	—	43,597
Depreciation and amortization	2,818	239	212	178	—	3,447
Other noninterest expenses	15,133	4,946	5,209	491	—	25,779
Total operating expenses	49,359	11,717	39,092	5,068	(6,377)	98,859
Income (loss) before income taxes	10,706	2,591	6,531	(1,862)	—	17,966
Income tax expense (benefit)	5,727	1,606	4,198	(137)	—	11,394
Net income (loss)	$4,979	$985	$2,333	$(1,725)	$—	$6,572
Total assets	$1,336,100	$64,513	$291,774	$11,220	$(194,551)	$1,509,056
Goodwill	$3,702	$—	$10,723	$—	$—	$14,425
Capital expenditures	$3,524	$410	$232	$14	$—	$4,180

In 2019, the Corporation recorded merger related expenses of $709,000  ($653,000 after income taxes) in connection with its acquisition of Peoples, of which $236,000  ($196,000 after income taxes) was allocated to the retail banking segment and the remainder was recorded as a holding company expense.

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

NOTE 20: Derivative Financial Instruments

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

Cash flow hedges.  The Corporation designates interest rate swaps as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Corporation’s trust preferred capital notes. These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Corporation’s borrowings for fixed-rate interest payments. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Corporation assesses the effectiveness of each hedging relationship quarterly.  If the Corporation determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of December 31, 2019, the Corporation has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2024 and June 2029.

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

Loan swaps.  The Bank also enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Bank simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and offsetting terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate. These back-to-back loan swaps are derivative financial instruments and are reported at fair value in “other assets” and “other liabilities” in the Consolidated Balance Sheets.  Changes in the fair value of loan swaps are recorded in other noninterest expense and sum to zero because of the offsetting terms of swaps with borrowers and swaps with dealer counterparties.

Mortgage banking.  The mortgage banking segment enters into IRLCs with customers to originate loans for which the interest rates are determined (or “locked”) prior to funding.  The mortgage banking segment is exposed to interest rate risk through fixed-rate IRLCs and mortgage loans from the time that interest rates are locked until the loans are sold in the secondary market. The mortgage banking segment mitigates this interest rate risk by either: (1) entering into forward sales contracts with investors at the time that interest rates are locked for mortgage loans to be delivered on a best efforts basis or (2) entering into forward sales contracts for TBA securities until it can enter into forward sales contracts with investors for mortgage loans to be delivered on a mandatory basis. IRLCs, forward sales of loans and forward sales of TBA securities are derivative financial instruments and are reported at fair value in other assets and other liabilities in the Consolidated Balance Sheets.  Changes in the fair value of mortgage banking derivatives are recorded as a component of gains on sales of loans.

At December 31, 2019, the mortgage banking segment had $63.35 million of IRLCs and $65.77 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $129.12 million in mortgage loans.  Also at December 31, 2019, the mortgage banking segment had $11.72 million of IRLCs and $21.98 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using forward sales of $24.0 million of TBA securities and mandatory-delivery forward sales contracts for $6.73 million in mortgage loans. At December 31, 2018, C&F Mortgage had best-efforts forward sales contracts for all of its IRLCs and mortgage loans held for sale.

The following tables summarize key elements of the Corporation’s derivative instruments other than forward sales of mortgage loans.  The fair values of forward sales of mortgage loans were not material to the consolidated financial statements of the Corporation at December 31, 2019 or 2018.

	December 31, 2019
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$—	$145
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	74,266	2,454	8
Matched interest rate swaps with counterparty	74,266	8	2,454
Mortgage banking contracts:
IRLCs	75,073	1,083	—
Forward sales of TBA securities	24,000	—	25

	December 31, 2018
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$289	$—
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	45,961	216	1,391
Matched interest rate swaps with counterparty	45,961	1,391	216
Mortgage banking contracts:
IRLCs	44,324	636	—

The Corporation and the Bank are required to maintain cash collateral with dealer counterparties for interest rate swap relationships in a loss position.  At December 31, 2019, $2.49 million of cash collateral was maintained with dealer counterparties and was included in “Other assets” in the Consolidated Balance Sheets.  At December 31, 2018, no collateral was required.

[1]

NOTE 21: Holding Company Condensed Financial Information

The following tables present the condensed balance sheets as of December 31, 2019 and 2018 and the condensed statements of comprehensive income and cash flows for the years ended December 31, 2019, 208 and 2017 for the Corporation on a standalone basis:

	December 31,
(Dollars in thousands)	2019	2018
Condensed Balance Sheets
Assets
Cash	$11,464	$316
Other assets	17,687	15,083
Investment in C&F Bank	175,254	174,244
Total assets	$204,405	$189,643
Liabilities and shareholders’ equity
Trust preferred capital notes	$25,281	$25,245
Other liabilities	14,326	12,440
Shareholders’ equity	164,798	151,958
Total liabilities and shareholders’ equity	$204,405	$189,643

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Condensed Statements of Comprehensive Income
Interest expense on borrowings	$(1,135)	$(1,152)	$(1,151)
Dividends received from C&F Bank	22,632	6,312	5,008
Equity in undistributed net income of C&F Bank	(1,697)	13,228	3,482
Other income	2,108	45	1,331
Other expenses	(3,049)	(413)	(2,098)
Net income	18,859	18,020	6,572
Other comprehensive income (loss), net of tax	2,423	(2,785)	(569)
Comprehensive income	$21,282	$15,235	$6,003

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Condensed Statements of Cash Flows
Net cash provided by operating activities	$20,524	$5,801	$4,202
Financing activities:
Common stock repurchases	(4,385)	(1,105)	—
Cash dividends	(5,131)	(4,931)	(4,637)
Other financing activities, net	140	144	231
Net cash used in financing activities	(9,376)	(5,892)	(4,406)
Net increase (decrease) in cash and cash equivalents	11,148	(91)	(204)
Cash at beginning of year	316	407	611
Cash at end of year	$11,464	$316	$407

NOTE 22: Other Noninterest Expenses

The following table presents the significant components in the Consolidated Statements of Income line “Noninterest Expenses-Other.”

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Data processing fees	$8,127	$7,452	$6,687
Professional fees	3,265	3,044	2,416
Marketing and advertising expenses	1,781	1,601	1,522
Travel and educational expenses	1,329	1,231	1,077
Telecommunication expenses	1,328	1,331	1,300
All other noninterest expenses	8,245	8,762	8,494
Total other noninterest expenses	$24,075	$23,421	$21,496

The table above includes merger related expenses for the year ended December 31, 2019 of approximately $709,000, of which $50,000 was included in data processing fees, $614,000 was included in professional fees,  $1,000 was included in telecommunication expenses and $44,000 was included in all other noninterest expenses.  There were no merger related expenses for the years ended December 31, 2018 or 2017.

NOTE 23: Selected Quarterly Information (Unaudited)

	2019 Quarter Ended
Dollars in thousands (except per share amounts)	March 31	June 30	September 30	December 31
Total interest income	$22,951	$24,276	$23,992	$23,791
Net interest income after provision for loan losses	17,252	18,815	18,423	17,449
Other income	7,103	8,202	8,230	8,477
Other expenses	19,677	19,549	20,302	20,491
Income before income taxes	4,678	7,468	6,351	5,435
Net income	3,771	5,842	4,885	4,352
Net income attributable to C&F Financial Corporation	3,771	5,843	4,880	4,365
Net income per share—basic and diluted	1.08	1.69	1.42	1.27
Dividends declared per share	0.37	0.37	0.37	0.38

	2018 Quarter Ended
Dollars in thousands (except per share amounts)	March 31	June 30	September 30	December 31
Total interest income	$22,744	$22,651	$23,691	$23,462
Net interest income after provision for loan losses	16,868	17,987	18,488	17,172
Other income	6,446	7,241	6,627	5,444
Other expenses	18,539	18,761	18,674	17,758
Income before income taxes	4,775	6,467	6,441	4,858
Net income	3,892	5,070	5,101	3,957
Net income per share—basic and diluted	1.11	1.45	1.46	1.13
Dividends declared per share	0.34	0.34	0.36	0.37

NOTE 24: Subsequent Event

On January 1, 2020, the Corporation completed the acquisition of Peoples Bankshares, Incorporated (Peoples) and its banking subsidiary Peoples Community Bank for an aggregate purchase price of $22.19 million in cash and stock.  The financial position and results of operations of Peoples are not reflected in the Corporation’s financial statements as of December 31, 2019.  Immediately prior to closing the acquisition, Peoples Community Bank had five retail bank offices in the Northern Neck region of Virginia, including its main office in Montross.  In connection with the transaction, the

Corporation paid cash consideration of $10.60 million and issued 209,871 shares of its common stock to the shareholders of Peoples.  Upon completion of the transaction, Peoples was merged with and into the Corporation and Peoples Community Bank was merged with and into C&F Bank.

The acquisition will be accounted for as a business combination under ASC 805, Business Combinations. Under acquisition accounting, assets acquired and liabilities assumed are recorded at their acquisition date fair values, and any excess of the purchase price over the aggregate fair value of the net assets acquired is recognized as goodwill.  At the time the financial statements were issued, the Corporation had not completed its accounting for the acquisition of Peoples, including its determination of the fair values of the assets acquired and liabilities assumed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

C&F Financial Corporation

West Point, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of C&F Financial Corporation and its subsidiaries (the Corporation) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 3, 2020 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

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

March 3, 2020

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2019 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiaries to disclose material information required to be set forth in the Corporation’s periodic reports.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2019, the Corporation’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2019 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements included in this Annual Report on Form 10-K.  Yount, Hyde & Barbour, P.C.’s attestation report on the Corporation’s internal control over financial reporting appears on the following page.

Changes in Internal Controls. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s fourth quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

C&F Financial Corporation

West Point, Virginia

Opinion on the Internal Control Over Financial Reporting

We have audited C&F Financial Corporation and its subsidiaries’ (the Corporation’s) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019 of C&F Financial Corporation and its subsidiaries, and our report dated March 3, 2020 expressed an unqualified opinion.

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

March 3, 2020

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the directors of the Corporation is contained in the 2020 Proxy Statement under the caption, “Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is contained in the 2020 Proxy Statement under the caption, “Delinquent Section 16(a) Reports,” and is incorporated herein by reference. The information concerning executive officers of the Corporation is included after Item 4 of this Form 10-K under the caption, “Executive Officers of the Registrant.” The information regarding the Corporation’s Audit Committee is contained in the 2020 Proxy Statement under the caption “Audit Committee Report” and is incorporated herein by reference.

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

ITEM 11.EXECUTIVE COMPENSATION

The information contained in the 2020 Proxy Statement under the captions, “Compensation Committee Interlocks and Insider Participation,” “Compensation Policies and Practices as They Relate to Risk Management,” “Executive Compensation” and “Compensation Committee Report,” and the compensation tables that follow the Compensation Committee Report in the 2020 Proxy Statement are incorporated herein by reference. The information regarding director compensation contained in the 2020 Proxy Statement under the caption, “Director Compensation,” is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the 2020 Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

The information contained in the 2020 Proxy Statement under the caption, “Equity Compensation Plan Information,” is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the 2020 Proxy Statement under the caption, “Interest of Management in Certain Transactions,” is incorporated herein by reference. The information contained in the 2020 Proxy Statement under the caption, “Director Independence,” is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the 2020 Proxy Statement under the captions, “Principal Accountant Fees” and “Audit Committee Pre-Approval Policy,” is incorporated herein by reference.

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

3.1	Amended and Restated Articles of Incorporation of C&F Financial Corporation, effective March 7, 1994 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed November 8, 2017)

3.1.1	Amendment to Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted February 23, 2016 (incorporated by reference to Exhibit 3.1 to Form 8-K filed February 29, 2016)

4.1	Description of Securities Registered under Section 12(b) of the Securities Exchange Act of 1934

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

*10.9	C&F Financial Corporation Management Incentive Plan dated June 13, 2019 (incorporated by reference to Exhibit 10.9 to Form 8-K filed June 14, 2019)

*10.12	Employment Agreement (Amended and Restated) between C&F Mortgage Corporation and Bryan McKernon, dated January 1, 2013 (incorporated by reference to Exhibit 10.12 to Form 10-K filed March 5, 2013)

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

*10.33	Change in Control Agreement dated October 9, 2012 between C&F Financial Corporation and John Anthony Seaman (incorporated by reference to Exhibit 10.33 to Form 10-K filed March 7, 2014)

*10.34	Change in Control Agreement dated August 5, 2015 between C&F Financial Corporation and S. Dustin Crone (incorporated by reference to Exhibit 10.34 to Form 10-Q filed August 7, 2015)

*10.35	Change in Control Agreement dated May 5, 2016 between C&F Financial Corporation and Jason E. Long (incorporated by reference to Exhibit 10.35 to Form 10-Q filed May 9, 2016)

*10.36	Incentive Compensation Opportunity for 2019 for Larry G. Dillon (incorporated by reference to Item 5.02 of Form 8-K filed June 14, 2019)

21	Subsidiaries of the Registrant

23	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*Indicates management contract

ITEM 16.FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	March 3, 2020	By:	/S/ THOMAS F. CHERRY
Thomas F. Cherry
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ THOMAS F. CHERRY	Date:	March 3, 2020
Thomas F. Cherry, President,
Chief Executive Officer and Director
(Principal Executive Officer)

/S/ JASON E. LONG	Date:	March 3, 2020
Jason E. Long,
Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

/S/ DR. JULIE R. AGNEW	Date:	March 3, 2020
Dr. Julie R. Agnew, Director

/S/ J. P. CAUSEY JR.	Date:	March 3, 2020
J. P. Causey Jr., Director

/S/ LARRY G. DILLON	Date:	March 3, 2020
Larry G. Dillon, Executive Chairman

/S/ AUDREY D. HOLMES	Date:	March 3, 2020
Audrey D. Holmes, Director

/S/ JAMES H. HUDSON III	Date:	March 3, 2020
James H. Hudson III, Director

/S/ ELIZABETH R. KELLEY	Date:	March 3, 2020
Elizabeth R. Kelley, Director

/S/ JAMES T. NAPIER	Date:	March 3, 2020
James T. Napier, Director

/S/ C. ELIS OLSSON	Date:	March 3, 2020
C. Elis Olsson, Director

/S/ D. ANTHONY PEAY	Date:	March 3, 2020
D. Anthony Peay, Director

/S/ PAUL C. ROBINSON	Date:	March 3, 2020
Paul C. Robinson, Director

/S/ GEORGE R. SISSON III	Date:	March 3, 2020
George R. Sisson III, Director