Form 10-Q
period 2020-03-31
C & F FINANCIAL CORP
filed 2020-05-08
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

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

At May 7, 2020, the latest practicable date for determination,  3,647,673 shares of common stock, $1.00 par value, of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2020	2019
Assets	(unaudited)	*
Cash and due from banks	$37,006	$21,148
Interest-bearing deposits in other banks	111,003	144,285
Total cash and cash equivalents	148,009	165,433
Securities—available for sale at fair value, amortized cost of $230,245 and $187,759, respectively	234,424	189,733
Loans held for sale, at fair value	125,667	90,500
Loans, net of allowance for loan losses of $33,298 and $32,873, respectively	1,204,171	1,082,318
Restricted stock, at cost	3,209	3,257
Corporate premises and equipment, net	38,731	35,261
Other real estate owned, net of valuation allowance of $88 and $88, respectively	1,103	1,103
Accrued interest receivable	7,253	6,776
Goodwill	25,117	14,425
Other intangible assets, net	2,540	912
Bank-owned life insurance	19,749	16,044
Net deferred tax asset	12,737	11,219
Other assets	54,582	40,451
Total assets	$1,877,292	$1,657,432

Liabilities
Deposits
Noninterest-bearing demand deposits	$334,648	$296,985
Savings and interest-bearing demand deposits	641,976	572,209
Time deposits	507,750	422,056
Total deposits	1,484,374	1,291,250
Short-term borrowings	18,391	16,360
Long-term borrowings	116,254	119,529
Trust preferred capital notes	25,289	25,281
Accrued interest payable	1,508	1,291
Other liabilities	52,232	38,442
Total liabilities	1,698,048	1,492,153

Commitments and contingent liabilities (Note 11)

Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,648,658 and 3,438,126 shares issued and outstanding, respectively, includes 139,820 and 142,020 of unvested shares, respectively)	3,509	3,296
Additional paid-in capital	20,710	9,503
Retained earnings	156,438	154,248
Accumulated other comprehensive loss, net	(1,955)	(2,249)
Equity attributable to C&F Financial Corporation	178,702	164,798
Noncontrolling interest	542	481
Total equity	179,244	165,279
Total liabilities and equity	$1,877,292	$1,657,432

*     Derived from audited consolidated financial statements.

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Interest income
Interest and fees on loans	$22,897	$20,920
Interest on interest-bearing deposits and federal funds sold	598	589
Interest and dividends on securities
U.S. government agencies and corporations	126	101
Mortgage-backed securities	520	611
Tax-exempt obligations of states and political subdivisions	496	583
Taxable obligations of states and political subdivisions	92	93
Other	49	54
Total interest income	24,778	22,951
Interest expense
Savings and interest-bearing deposits	586	602
Time deposits	2,299	1,306
Borrowings	1,001	1,111
Trust preferred capital notes	289	285
Total interest expense	4,175	3,304
Net interest income	20,603	19,647
Provision for loan losses	2,650	2,395
Net interest income after provision for loan losses	17,953	17,252
Noninterest income
Gains on sales of loans	3,676	2,136
Mortgage banking fee income	1,305	769
Interchange income	1,089	958
Service charges on deposit accounts	1,002	918
Wealth management services income, net	585	449
Other service charges and fees	375	299
Net gains on sales, maturities and calls of available for sale securities	4	4
Other	993	1,570
Total noninterest income	9,029	7,103
Noninterest expenses
Salaries and employee benefits	10,817	11,907
Occupancy	2,327	2,190
Other	9,222	5,580
Total noninterest expenses	22,366	19,677
Income before income taxes	4,616	4,678
Income tax expense	977	907
Net income	3,639	3,771
Less net income attributable to noncontrolling interest	61	—
Net income attributable to C&F Financial Corporation	$3,578	$3,771
Net income per share - basic and diluted	$0.98	$1.08

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$3,639	$3,771
Other comprehensive income:
Defined benefit plan:
Reclassification of recognized net actuarial losses into net income[1]	42	42
Related income tax effects	(9)	(9)
Amortization of prior service credit into net income[1]	(17)	(17)
Related income tax effects	4	4
Defined benefit plan, net of tax	20	20

Cash flow hedges:
Unrealized holding losses arising during the period	(1,974)	(108)
Related income tax effects	508	28
Amortization of hedging gains into net income[2]	(3)	—
Related income tax effects	1	—
Cash flow hedges, net of tax	(1,468)	(80)

Securities available for sale:
Unrealized holding gains arising during the period	2,209	1,826
Related income tax effects	(464)	(383)
Reclassification of net realized gains into net income[3]	(4)	(4)
Related income tax effects	1	1
Securities available for sale, net of tax	1,742	1,440
Other comprehensive income, net of tax	294	1,380
Comprehensive income	3,933	5,151
Less comprehensive income attributable to noncontrolling interest	61	—
Comprehensive income attributable to C&F Financial Corporation	$3,872	$5,151

[1]

These items are included in the computation of net periodic benefit cost and are included in “Noninterest income – Other” on the Consolidated Statements of Income. See “Note 8: Employee Benefit Plans,” for additional information.

[2]	These items are included in “Interest expense – Trust preferred capital notes” on the Consolidated Statements of Income.
[3]	These items are included in “Net gains on sales, maturities and calls of available for sale securities” on the Consolidated Statements of Income.

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED MARCH  31, 2020 AND 2019

(Unaudited)

(Dollars in thousands, except per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2019	$3,296	$9,503	$154,248	$(2,249)	$481	$165,279
Comprehensive income:
Net income	—	—	3,578	—	61	3,639
Other comprehensive income	—	—	—	294	—	294
Share-based compensation	—	389	—	—	—	389
Restricted stock vested	16	(16)	—	—	—	—
Acquisition of Peoples Bankshares, Incorporated	210	11,402	—	—	—	11,612
Common stock issued	1	36	—	—	—	37
Common stock purchased	(14)	(604)	—	—	—	(618)
Cash dividends declared ($0.38 per share)	—	—	(1,388)	—	—	(1,388)
Balance March 31, 2020	$3,509	$20,710	$156,438	$(1,955)	$542	$179,244

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2018	$3,358	$12,752	$140,520	$(4,672)	$—	$151,958
Comprehensive income:
Net income	—	—	3,771	—	—	3,771
Other comprehensive income	—	—	—	1,380	—	1,380
Issuance of noncontrolling interest	—	—	—	—	490	490
Share-based compensation	—	457	—	—	—	457
Restricted stock vested	15	(15)	—	—	—	—
Common stock issued	1	35	—	—	—	36
Common stock purchased	(37)	(1,867)	—	—	—	(1,904)
Cash dividends declared ($0.37 per share)	—	—	(1,288)	—	—	(1,288)
Balance March 31, 2019	$3,337	$11,362	$143,003	$(3,292)	$490	$154,900

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net income	$3,639	$3,771
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	885	916
Provision for loan losses	2,650	2,395
Share-based compensation	389	457
Pension expense	172	141
Accretion of certain acquisition-related discounts, net	(1,259)	(365)
Amortization of intangible assets	83	78
Net realized gains on sales, maturities and calls of securities available for sale	(4)	(4)
Accretion of discounts and amortization of premiums on securities, net	370	410
Income from bank-owned life insurance	(103)	(83)
Proceeds from sales of loans held for sale	227,422	146,701
Origination of loans held for sale	(253,868)	(138,705)
Gains on sales of loans held for sale	(3,676)	(2,136)
Other losses (gains), net	257	(10)
Change in other assets and liabilities:
Accrued interest receivable	(47)	169
Other assets	4,455	3,508
Accrued interest payable	(43)	246
Other liabilities	(3,100)	(3,322)
Net cash (used in) provided by operating activities	(21,778)	14,167
Investing activities:
Acquisition of Peoples Bankshares, Incorporated	19,101	—
Disposition of assets related to business combination	8,004	—
Proceeds from sales, maturities and calls of securities available for sale and payments on mortgage-backed securities	39,063	15,657
Purchases of securities available for sale	(64,746)	(8,338)
Repayments on loans held for investment by non-bank affiliates	32,448	30,599
Purchases of loans held for investment by non-bank affiliates	(29,305)	(36,854)
Net increase in retail banking loans held for investment	(4,911)	(9,250)
Proceeds from sales of other real estate owned	281	—
Purchases of corporate premises and equipment	(1,548)	(753)
Changes in collateral posted with other financial institutions, net	(8,270)	(2,370)
Other investing activities, net	199	3
Net cash used in investing activities	(9,684)	(11,306)
Financing activities:
Net increase (decrease) in demand and savings deposits	12,632	(11,057)
Net increase in time deposits	8,745	31,590
Net increase in short-term borrowings	2,030	2,107
Repayments of long-term borrowings	(7,519)	—
Repurchases of common stock	(355)	(1,667)
Cash dividends paid	(1,388)	(1,288)
Other financing activities, net	(107)	(108)
Net cash provided by financing activities	14,038	19,577
Net (decrease) increase in cash and cash equivalents	(17,424)	22,438
Cash and cash equivalents at beginning of period	165,433	115,013
Cash and cash equivalents at end of period	$148,009	$137,451
Supplemental cash flow disclosures:
Interest paid	$4,175	$3,049
Income taxes paid	3	8
Supplemental disclosure of noncash investing and financing activities:
Value of shares withheld at vesting for employee taxes	$246	$237
Liabilities assumed to acquire right of use assets under operating leases	204	821
Issuance of noncontrolling interest	—	490

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission (the SEC). They do not include all of the information and notes required by U.S. GAAP for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2019.

The unaudited consolidated financial statements include the accounts of C&F Financial Corporation (the Corporation) and its direct wholly-owned subsidiary, Citizens and Farmers Bank (the Bank or C&F Bank) and indirect subsidiaries that are wholly-owned or controlled. Subsidiaries that are less than wholly owned are fully consolidated if they are controlled by the Corporation or one of its subsidiaries, and the portion of any subsidiary not owned by the Corporation is reported as noncontrolling interest. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, the Corporation owns all of the common stock of C&F Financial Statutory Trust I, C&F Financial Statutory Trust II and Central Virginia Bankshares Statutory Trust I, all of which are unconsolidated subsidiaries. The subordinated debt owed to these trusts is reported as liabilities of the Corporation.  The accounting and reporting policies of the Corporation conform to U.S. GAAP and to predominant practices within the banking industry.

Nature of Operations: The Corporation is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The Corporation owns all of the stock of its subsidiary, C&F Bank, which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia.

C&F Bank has five wholly-owned subsidiaries: C&F Mortgage Corporation (C&F Mortgage), C&F Finance Company (C&F Finance), C&F Wealth Management Corporation (C&F Wealth Management), C&F Insurance Services, Inc. and CVB Title Services, Inc., all incorporated under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, was formed to originate and sell residential mortgages and through its subsidiary, Certified Appraisals LLC, provides ancillary mortgage loan production services for residential appraisals. C&F Mortgage owns a 51 percent interest in C&F Select LLC, which was organized in January 2019 and is also engaged in the business of originating and selling residential mortgages. C&F Finance, acquired in September 2002, is a finance company purchasing automobile, marine and recreational vehicle (RV) loans through indirect lending programs. C&F Wealth Management, organized in April 1995, is a full-service brokerage firm offering a comprehensive range of wealth management services and insurance products through third-party service providers. C&F Insurance Services, Inc., was organized in July 1999, for the primary purpose of owning an equity interest in an independent insurance agency that operates in Virginia and North Carolina. CVB Title Services, Inc. was organized for the primary purpose of owning an equity interest in a full service title and settlement agency. Business segment data is presented in Note 10.

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

The outbreak of the novel coronavirus and the resulting COVID-19 illness has caused a significant disruption in economic activity worldwide, and the Corporation expects that it will have a significant impact on businesses and consumers in its market areas and on its results of operations.  It is unknown how long these conditions will last and what the ultimate financial impact will be to the Corporation.

Business Combination: On January 1, 2020, the Corporation completed the acquisition of Peoples Bankshares, Incorporated (Peoples) and its banking subsidiary, Peoples Community Bank for an aggregate purchase price of $22.19 million of cash and stock.  Additional information about the acquisition is presented in Note 2.

Reclassification: Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.  None of these reclassifications are considered material.

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the Consolidated Balance Sheets. The Corporation’s derivative financial instruments include (1) interest rate swaps that qualify and are designated as cash flow hedges on the Corporation’s trust preferred capital notes, (2) interest rate swaps with certain qualifying commercial loan customers and dealer counterparties and (3) interest rate contracts arising from mortgage banking activities, including interest rate lock commitments (IRLCs) on mortgage loans and related forward sales of mortgage loans and mortgage backed securities. The gain or loss on the Corporation’s cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. IRLCs, forward sales contracts and interest rate swaps with loan customers and dealer counterparties are not designated as hedging instruments, and therefore changes in the fair value of these instruments are reported as noninterest income or noninterest expense, as applicable. The Corporation’s derivative financial instruments are described more fully in Note 12.

Share-Based Compensation: Share-based compensation expense, net of forfeitures, for the three months ended March 31, 2020 was $389,000 ($217,000 after tax) for restricted stock granted during 2015 through 2020. As of March 31, 2020, there was $3.73 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

A summary of activity for restricted stock awards during the three months ended March 31, 2020 and 2019 is presented below:

	2020
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2019	142,020	$48.88
Granted	14,650	53.22
Vested	(16,230)	39.97
Forfeited	(620)	53.46
Unvested, March 31, 2020	139,820	50.39

	2019
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2018	139,455	$45.75
Granted	16,100	51.73
Vested	(15,490)	41.31
Forfeited	(70)	60.95
Unvested, March 31, 2019	139,995	46.92

Recently Adopted Accounting Pronouncements:

On January 1, 2020, the Corporation adopted Accounting Standards Update (ASU) 2018-13,  “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” These amendments modified the disclosure requirements in Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty. The applicable amendments of ASU 2018-13 were applied prospectively and did not have a material effect on the Corporation’s consolidated financial statements.

Recent Significant Accounting Pronouncements:

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as part of its project on financial instruments. Subsequently, this ASU was amended when the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief,” ASU 2019-10, “Financial Instruments—Credit losses (Topic 326), Derivatives and hedging (Topic 815), and Leases (Topic 842)—Effective dates,” ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” ASU 2020-02, “Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842)” and ASU 2020-03, “Codification Improvements to Financial Instruments” (collectively, ASC 326).  ASC 326 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  The new standard will be effective for the Corporation beginning on January 1, 2023.  Early adoption of the new standard is permitted.

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

NOTE 2:  Business Combination

On January 1, 2020, the Corporation completed its acquisition of Peoples.  Peoples shareholders received 0.5366 shares of the Corporation’s common stock and $27.00 in cash for each share of Peoples common stock, with cash paid in lieu of any fractional shares of the Corporation’s common stock.  In connection with the transaction, the Corporation paid aggregate cash consideration of $10.58 million and issued 209,871 shares of its common stock to the shareholders of Peoples.

The Corporation accounted for the acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method of accounting, the assets acquired and liabilities assumed in the acquisition and the common stock of the Corporation issued as consideration were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, particularly related to the loan portfolio, is inherently subjective and involves significant judgment regarding the methods and assumptions used to estimate fair value.  During the measurement period, the acquirer shall adjust the amounts recognized at the acquisition date and may recognize additional assets or liabilities to reflect new information obtained from facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.  Measurement period adjustments are recognized in the reporting period in which they are determined.  The measurement period may not exceed one year from the acquisition date.

The following table presents as of January 1, 2020 the total consideration paid by the Corporation in connection with the acquisition of Peoples, the fair values of the assets acquired and liabilities assumed, and the resulting goodwill.

(Dollars in thousands)
Purchase price:
Cash paid	$10,579
Common stock issued	11,612
Total purchase price	$22,191

Identifiable assets acquired:
Cash and cash equivalents	$29,680
Securities available for sale	17,169
Loans	124,290
Accrued interest receivable	430
Corporate premises and equipment	3,105
Other real estate owned	281
Core deposit intangible asset	1,711
Bank-owned life insurance	3,591
Investment in small business investment company	1,493
Other receivables	5,234
Other assets	3,637
Total identifiable assets acquired	190,621

Identifiable liabilities assumed:
Demand and savings deposits	94,798
Time deposits	77,018
Borrowings	4,245
Accrued interest payable	260
Salaries, benefits and deferred compensation	2,054
Other liabilities	747
Total identifiable liabilities assumed	179,122

Net identifiable assets assumed	$11,499

Goodwill resulting from acquisition	$10,692

In connection with the acquisition, the Corporation recorded approximately $10.69 million of goodwill and $1.71 million of other intangible assets related to the core deposits of Peoples.  The goodwill arising from the acquisition of Peoples is not deductible for income taxes.  The core deposit intangible asset (CDI) will be amortized over a period of 15 years using a declining balance method.

Loans acquired from Peoples had aggregate outstanding principal of $131.92 million and an estimated fair value of $124.29 million.  The discount between the outstanding principal balance and fair value represents expected credit losses and adjustments for market interest rates.  Under the acquisition method, the allowance for loan losses recorded in the books of Peoples in the amount of $2.87 million was not carried over into the books of the Corporation.  Loans that have evidence of deterioration in credit quality since origination are categorized as purchased credit impaired (PCI).  PCI loans acquired from Peoples included medical student loans with an outstanding principal balance of $4.28 million and a fair value of $635,000 at January 1, 2020, which were purchased by Peoples and the performance of which was previously backed by surety bonds.  The surety bonds  were terminated in 2018 when the issuer of the bond was placed into liquidation by its insurance regulator, and replacement surety bond coverage has not been obtained.

Information about PCI loans acquired from Peoples as of January 1, 2020 is as follows:

(Dollars in thousands)	January 1, 2020
Contractual principal and interest due	$20,239
Nonaccretable difference	(7,679)
Expected cash flows	12,560
Accretable yield	(3,366)
Purchase credit impaired loans - estimated fair value	$9,194

Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:

Loans:  The acquired loans were recorded at fair value at the acquisition date without carryover of People's allowance for loan losses. The fair value of the loans was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and then discounting those cash flows based on a discount rate that would be required by a market participant. In this regard, the acquired loans were segregated into pools based on loan type and credit risk. Loan type was determined based on collateral type, loan purpose and loan structure. Credit risk characteristics included risk rating groups (pass rated loans and adversely classified loans), updated loan-to-value ratios and lien position, and past loan performance. For valuation purposes, these pools were further disaggregated by maturity and pricing characteristics (e.g., fixed-rate, adjustable-rate, balloon maturities).

Core Deposit Intangible: The fair value of the CDI was determined based on a discounted cash flow analysis using a discount rate based on the estimated cost of equity capital for a market participant. To calculate cash flows, deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available through the FHLB. The life of the deposit base and projected deposit attrition rates were determined using Peoples’ historical deposit data. The CDI was estimated at $1.71 million or 1.8% of non-maturity deposits.

Deposits:  The fair value adjustment of deposits represents a premium over the value of the contractual repayments of fixed-maturity deposits using prevailing market interest rates for similar term certificates of deposit. The resulting estimated fair value adjustment of certificates of deposit ranging in maturity from three months to five years is a $557,000 premium and is being amortized into income over a period of two years.

The following table presents certain unaudited pro forma information as if the acquisition had taken place on January 1, 2019. These results combine the historical results of Peoples and the Corporation for the period prior to the merger.  While certain adjustments were made for estimated effects resulting from the application of the acquisition method, including certain fair value adjustments, this pro forma information is not indicative of what would have occurred had the acquisition actually taken place on January 1, 2019. Pro forma adjustments for the three months ended March 31, 2019 include the net impact of accretion of loan discounts related to market interest rates, amortization of premiums on deposits and borrowings, amortization of intangible assets and related income taxes.  Additionally, the Corporation expects to achieve further operational cost savings and other efficiencies as a result of the acquisition which are not reflected in the unaudited pro forma amounts below.

Unaudited Pro Forma
Three Months Ended
(Dollars in thousands, except per share amounts)	March 31, 2019
Total revenues (net interest income plus nonintererest income)	$28,655
Net income	$4,289
Net income per share, basic and diluted	$1.16

The revenue and earnings amounts specific to Peoples since the acquisition date that are included in the consolidated results for 2020 are not readily determinable.  The disclosures of these amounts are impracticable due to the merging of certain processes and systems at the acquisition date.

Merger related expenses associated with the acquisition of Peoples were $957,000 ($785,000 after income taxes) for the three months ended March 31, 2020 and $1.67 million ($1.44 million after income taxes) in the aggregate through March 31, 2020.  There were no merger related expenses during the three months ended March 31, 2019.  These costs included the integration of systems and operations and legal and consulting expenses, which have been expensed as incurred.  Additional merger related expenses are expected to be incurred during 2020 in connection with the systems conversion and ongoing integration.

NOTE 3: Securities

The Corporation’s debt securities, all of which are classified as available for sale, are summarized as follows:

	March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$31,985	$57	$—	$32,042
Mortgage-backed securities	101,424	2,941	—	104,365
Obligations of states and political subdivisions	96,836	1,225	(44)	98,017
	$230,245	$4,223	$(44)	$234,424

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$21,454	$3	$(17)	$21,440
Mortgage-backed securities	85,649	979	(43)	86,585
Obligations of states and political subdivisions	80,656	1,111	(59)	81,708
	$187,759	$2,093	$(119)	$189,733

The amortized cost and estimated fair value of securities at March 31, 2020, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	March 31, 2020
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$50,438	$50,564
Due after one year through five years	144,867	148,251
Due after five years through ten years	32,550	33,111
Due after ten years	2,390	2,498
	$230,245	$234,424

The following table presents the gross realized gains and losses on and the proceeds from the sales, maturities and calls of securities. During the three months ended March 31, 2020, $6.64 million in proceeds were related to sales of assets acquired in the acquisition of Peoples.  There were no sales of securities during the three months ended March 31, 2019.

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Realized gains from sales, maturities and calls of securities:
Gross realized gains	$4	$4
Gross realized losses	—	—
Net realized gains	$4	$4
Proceeds from sales, maturities, calls and paydowns of securities	$39,063	$15,657

The Corporation pledges securities primarily to secure public deposits and repurchase agreements. Securities with an aggregate amortized cost of $119.52 million and an aggregate fair value of $122.74 million were pledged at March 31, 2020. Securities with an aggregate amortized cost of $126.22 million and an aggregate fair value of $127.47 million were pledged at December 31, 2019.

Securities in an unrealized loss position at March 31, 2020, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies and corporations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
Obligations of states and political subdivisions	9,612	39	604	5	10,216	44
Total temporarily impaired securities	$9,612	$39	$604	$5	$10,216	$44

There were 25  debt securities totaling $10.21 million of aggregate fair value considered temporarily impaired at March 31, 2020. The primary cause of the temporary impairments in the Corporation’s investments in debt securities was fluctuations in interest rates. The Corporation’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.  At March 31, 2020, all of the Corporation’s obligations of states and political subdivisions that were in a net unrealized loss position were rated “A” or better by Standard & Poor's or Moody's Investors Service. The Corporation considers these to meet regulatory credit quality standards, meaning that the securities have low risk of default by the obligor and the full and timely repayment of principal and interest is expected over the expected life of the investment. Because the Corporation intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2020 and no other-than-temporary impairment loss has been recognized in net income.

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

The Corporation’s investment in restricted stock totaled $3.21 million at March 31, 2020 and consisted of Federal Home Loan Bank (FHLB) stock.  Restricted stock is generally viewed as a long-term investment, which is carried at cost because there is no market for the stock other than the FHLBs. Therefore, when evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing any temporary decline in value. The Corporation did not consider its investment in restricted stock to be other-than-temporarily impaired at March 31, 2020 and no impairment has been recognized.

NOTE 4: Loans

Major classifications of loans are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Real estate – residential mortgage	$202,767	$181,295
Real estate – construction [1]	65,937	54,246
Commercial, financial and agricultural [2]	588,585	500,812
Equity lines	56,306	52,083
Consumer	16,283	13,756
Consumer finance	307,591	312,999
	1,237,469	1,115,191
Less allowance for loan losses	(33,298)	(32,873)
Loans, net	$1,204,171	$1,082,318

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $227,000 and $449,000 of demand deposit overdrafts at March 31, 2020 and December 31, 2019, respectively.

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting.  The outstanding principal balance and the carrying amount at March 31, 2020 and December 31, 2019 of loans acquired in business combinations were as follows:

	March 31, 2020			December 31, 2019
	Acquired Loans -	Acquired Loans -		Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total	Credit Impaired	Performing	Total
Outstanding principal balance	$20,139	$128,098	$148,237	$6,262	$27,839	$34,101
Carrying amount
Real estate – residential mortgage	$3,195	$25,269	$28,464	$107	$7,035	$7,142
Real estate – construction	103	7,139	7,242	—	—	—
Commercial, financial and agricultural[1]	5,234	78,272	83,506	563	11,338	11,901
Equity lines	50	12,379	12,429	35	8,046	8,081
Consumer	637	2,469	3,106	—	3	3
Total acquired loans	$9,219	$125,528	$134,747	$705	$26,422	$27,127

[1]	Includes acquired loans classified by the Corporation as commercial real estate lending and commercial business lending.

The following table presents a summary of the change in the accretable yield of loans classified as purchased credit impaired (PCI):

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Accretable yield, balance at beginning of period	$4,721	$5,987
Acquisition of Peoples Bankshares, Incorporated	3,366	—
Accretion	(959)	(469)
Reclassification of nonaccretable difference due to improvement in expected cash flows	733	256
Other changes, net	57	162
Accretable yield, balance at end of period	$7,918	$5,936

Loans on nonaccrual status were as follows:

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Real estate – residential mortgage	$931	$1,526
Commercial, financial and agricultural:
Commercial business lending	—	11
Equity lines	278	229
Consumer	699	118
Consumer finance	377	611
Total loans on nonaccrual status	$2,285	$2,495

The past due status of loans as of March 31, 2020 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$1,251	$179	$556	$1,986	$3,195	$197,586	$202,767	$—
Real estate – construction:
Construction lending	—	—	—	—	103	50,644	50,747	—
Consumer lot lending	—	—	—	—	—	15,190	15,190	—
Commercial, financial and agricultural:
Commercial real estate lending	—	677	—	677	5,234	397,312	403,223	—
Land acquisition and development lending	—	—	—	—	—	40,189	40,189	—
Builder line lending	—	—	—	—	—	25,026	25,026	—
Commercial business lending	11	—	—	11	—	120,136	120,147	—
Equity lines	304	—	88	392	50	55,864	56,306	9
Consumer	5	—	—	5	637	15,641	16,283	—
Consumer finance	8,825	1,187	377	10,389	—	297,202	307,591	—
Total	$10,396	$2,043	$1,021	$13,460	$9,219	$1,214,790	$1,237,469	$9

[1]	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $556,000, 30-59 days past due of $114,000, 60-89 days past due of $20,000 and 90+ days past due of $1.01 million, as well as nonaccrual loans that are PCI of $538,000.

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

There was one loan modification during the three months ended March 31, 2020 that was classified as a troubled debt restructuring (TDR).  This TDR was an equity line with a recorded investment of $84,000 at the time of its modification and included modifications of the loan’s payment structure. There were no loan modifications that were classified as TDRs during the three months ended March 31, 2019.

All TDRs are considered impaired loans and are individually evaluated in the determination of the allowance for loan losses. A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due. The specific reserve associated with a TDR is reevaluated when a TDR payment default occurs. There were no TDR payment defaults during the three months ended March 31, 2020 and 2019.

In response to the effects of the COVID-19 pandemic, including economic disruption and adverse impacts to commercial and consumer borrowers, the Bank has accommodated certain borrowers by granting short-term payment deferrals or periods of interest-only payments, including, as of April 30, 2020, over 130 loans with outstanding principal of approximately $70 million.  Generally, a short-term payment deferral does not result in a loan modification being classified as a TDR.  Management cannot predict the overall impact of the COVID-19 pandemic on its loan portfolio or the extent of payment deferrals or other modifications that may be granted.

Impaired loans, which included TDRs of $4.17 million, and the related allowance at March 31, 2020 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,357	$1,313	$1,820	$47	$3,295	$31
Commercial, financial and agricultural:
Commercial real estate lending	1,403	—	1,403	76	1,417	18
Equity lines	121	114	—	—	121	—
Consumer	130	—	119	108	119	—
Total	$5,011	$1,427	$3,342	$231	$4,952	$49

Impaired loans, which included TDRs of $4.35 million, and the related allowance at December 31, 2019 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,891	$2,192	$1,479	$72	$3,506	$155
Commercial, financial and agricultural:
Commercial real estate lending	1,459	4	1,447	77	1,581	82
Equity lines	31	31	—	—	32	2
Consumer	130	—	121	118	123	—
Total	$5,511	$2,227	$3,047	$267	$5,242	$239

NOTE 5: Allowance for Loan Losses

The following table presents the changes in the allowance for loan losses by major classification during the three months ended March 31, 2020:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2019	$2,080	$681	$7,121	$733	$465	$21,793	$32,873
Provision (credited) charged to operations	60	90	831	37	(18)	1,650	2,650
Loans charged off	(4)	—	(18)	—	(93)	(3,426)	(3,541)
Recoveries of loans previously charged off	4	—	1	—	62	1,249	1,316
Balance at March 31, 2020	$2,140	$771	$7,935	$770	$416	$21,266	$33,298

The following table presents the changes in the allowance for loan losses by major classification during the three months ended March 31, 2019:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2018	$2,246	$727	$6,688	$1,106	$257	$22,999	$34,023
Provision (credited) charged to operations	(47)	114	(25)	(205)	163	2,395	2,395
Loans charged off	—	—	—	—	(76)	(3,890)	(3,966)
Recoveries of loans previously charged off	5	—	1	—	42	1,089	1,137
Balance at March 31, 2019	$2,204	$841	$6,664	$901	$386	$22,593	$33,589

The following table presents, as of March 31, 2020, the balance of the allowance for loan losses and the balance of loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$47	$—	$76	$—	$108	$—	$231
Collectively evaluated for impairment	2,093	771	7,859	770	308	21,266	33,067
Acquired loans - PCI	—	—	—	—	—	—	—
Total allowance	$2,140	$771	$7,935	$770	$416	$21,266	$33,298
Loans:
Individually evaluated for impairment	$3,133	$—	$1,403	$114	$119	$—	$4,769
Collectively evaluated for impairment	196,439	65,834	581,948	56,142	15,527	307,591	1,223,481
Acquired loans - PCI	3,195	103	5,234	50	637	—	9,219
Total loans	$202,767	$65,937	$588,585	$56,306	$16,283	$307,591	$1,237,469

The following table presents, as of December 31, 2019, the balance of the allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$72	$—	$77	$—	$118	$—	$267
Collectively evaluated for impairment	2,008	681	7,044	733	347	21,793	32,606
Acquired loans - PCI	—	—	—	—	—	—	—
Total allowance	$2,080	$681	$7,121	$733	$465	$21,793	$32,873
Loans:
Individually evaluated for impairment	$3,671	$—	$1,451	$31	$121	$—	$5,274
Collectively evaluated for impairment	177,517	54,246	498,798	52,017	13,635	312,999	1,109,212
Acquired loans - PCI	107	—	563	35	—	—	705
Total loans	$181,295	$54,246	$500,812	$52,083	$13,756	$312,999	$1,115,191

Loans by credit quality indicators as of March 31, 2020 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$199,087	$1,396	$1,353	$931	$202,767
Real estate – construction:
Construction lending	50,747	—	—	—	50,747
Consumer lot lending	15,190	—	—	—	15,190
Commercial, financial and agricultural:
Commercial real estate lending	374,717	25,886	2,620	—	403,223
Land acquisition and development lending	31,778	8,411	—	—	40,189
Builder line lending	24,749	277	—	—	25,026
Commercial business lending	116,594	3,553	—	—	120,147
Equity lines	55,907	97	24	278	56,306
Consumer	14,947	54	583	699	16,283
	$883,716	$39,674	$4,580	$1,908	$929,878

[1]	At March 31, 2020, the Corporation did not have any loans classified as Doubtful or Loss.

Included in the table above are loans purchased in connection with the acquisition of Peoples of $104.70 million pass rated, $1.33 million special mention, $3.11 million substandard and $583,000 substandard nonaccrual.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$307,214	$377	$307,591

Loans by credit quality indicators as of December 31, 2019 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$177,049	$1,839	$881	$1,526	$181,295
Real estate – construction:
Construction lending	40,943	—	—	—	40,943
Consumer lot lending	13,303	—	—	—	13,303
Commercial, financial and agricultural:
Commercial real estate lending	323,218	3,266	70	—	326,554
Land acquisition and development lending	33,870	9,021	—	—	42,891
Builder line lending	25,995	378	—	—	26,373
Commercial business lending	104,291	692	—	11	104,994
Equity lines	51,662	181	11	229	52,083
Consumer	13,632	6	—	118	13,756
	$783,963	$15,383	$962	$1,884	$802,192

[1]	At December 31, 2019, the Corporation did not have any loans classified as Doubtful or Loss.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$312,388	$611	$312,999

NOTE 6:  Goodwill and Other Intangible Assets

The carrying amount of goodwill was $25.12 million and $14.43 million at March 31, 2020 and December 31, 2019, respectively. The following table presents the changes in goodwill during the three months ended March 31, 2020.  There were no changes in the recorded balance of goodwill during the three months ended March 31, 2019.

	Retail	Consumer
(Dollars in thousands)	Banking	Finance	Total
Balance as of January 1, 2020	$3,702	$10,723	$14,425
Acquisition of Peoples Bankshares, Incorporated	10,692	—	10,692
Balance at March 31, 2020	$14,394	$10,723	$25,117

The Corporation had $2.54 million and $912,000 of other intangible assets as of March 31, 2020 and December 31, 2019, respectively.  Other intangible assets were recognized in connection with the core deposits acquired from Peoples in 2020 and customer relationships acquired by C&F Wealth Management in 2016.

The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets:

	March 31,		December 31,
	2020		2019
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangibles	$1,711	$(43)	$—	$—
Other intangibles	1,405	(533)	1,405	(493)
Total	$3,116	$(576)	$1,405	$(493)

Amortization expense was $83,000 and $78,000 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 7: Equity, Other Comprehensive Income and Earnings Per Share

Equity and Noncontrolling Interest

During the three months ended March 31, 2020 and 2019, the Corporation repurchased 8,963 shares and 32,407 shares of its common stock, respectively, for an aggregate cost of $355,000 and $1.67 million, respectively, under share repurchase programs authorized by its Board of Directors. Additionally during the three months ended March 31, 2020 and 2019, the Corporation withheld 5,069 shares and 4,641 shares of its common stock, respectively, from employees to satisfy tax withholding obligations upon vesting of restricted stock.

During the three months ended March 31, 2019, C&F Select LLC, a subsidiary of C&F Mortgage, issued a 49 percent ownership interest to an unrelated investor. In exchange for this noncontrolling interest in C&F Select LLC, C&F Bank received a note receivable from the investor for $490,000, which is included in loans in the Consolidated Balance Sheets and is secured by cash deposits at C&F Bank.

Accumulated Other Comprehensive Loss, Net

The following table presents the cumulative balances of the components of accumulated other comprehensive loss, net of deferred taxes of $644,000 and $604,000 as of March 31, 2020 and December 31, 2019, respectively.

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Net unrealized gains on securities	$3,302	$1,560
Net unrecognized losses on cash flow hedges	(1,537)	(69)
Net unrecognized losses on defined benefit plan	(3,720)	(3,740)
Total accumulated other comprehensive loss, net	$(1,955)	$(2,249)

Earnings Per Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Net income attributable to C&F Financial Corporation	$3,578	$3,771
Weighted average shares outstanding—basic and diluted	3,644,614	3,484,592

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

NOTE 8: Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost for the Bank’s non-contributory cash balance pension plan.

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Components of net periodic benefit cost:
Service cost, included in salaries and employee benefits	$386	$293

Other components of net periodic benefit cost:
Interest cost	135	153
Expected return on plan assets	(374)	(330)
Amortization of prior service credit	(17)	(17)
Amortization of net obligation at transition	—	—
Recognized net actuarial losses	42	42
Other components of net periodic benefit cost, included in other noninterest income	(214)	(152)

Net periodic benefit cost	$172	$141

NOTE 9: Fair Value of Assets and Liabilities

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At March 31, 2020 and December 31, 2019, the Corporation’s entire investment securities portfolio was comprised of securities available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are ICE Data Services (ICE) and Thomson Reuters Pricing Service (TRPS).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. ICE provides evaluated prices for the Corporation’s obligations of states and political subdivisions category of securities.  ICE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  TRPS provides evaluated prices for the Corporation’s U.S. government agencies and corporations and mortgage-backed categories of securities.  Fixed-rate callable securities of the U.S. government agencies and corporations category are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to relative to-be-announced mortgage-backed securities (TBA securities) or other benchmark prices. TBA securities prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables. Fixed-rate securities issued by the Small Business Association in the mortgage backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.

Investments in small business investment companies. The Corporation holds an investment in a small business investment company, which is recorded at fair value and included in other assets in the Consolidated Balance Sheets.  Changes in fair value are recognized in net income.  At March 31, 2020, the fair value of the Corporation’s investment in small business investment companies, based on net asset value, was $1.56 million.  Investments in small business investment companies measured at net asset value are not presented in the tables below related to fair value measurements. There were no unrealized gains or losses on investments in small business investment companies recorded during the quarter ended March 31, 2020.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis.

	March 31, 2020
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$32,042	$—	$32,042
Mortgage-backed securities	—	104,365	—	104,365
Obligations of states and political subdivisions	—	98,017	—	98,017
Total securities available for sale	—	234,424	—	234,424
Loans held for sale	—	125,667	—	125,667
Derivatives
IRLC	—	3,208	—	3,208
Interest rate swaps on loans	—	8,842	—	8,842
Total assets	$—	$372,141	$—	$372,141

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$8,842	$—	$8,842
Cash flow hedges	—	2,119	—	2,119
Forward sales of TBA securities	—	374	—	374
Total liabilities	$—	$11,335	$—	$11,335

	December 31, 2019
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$21,440	$—	$21,440
Mortgage-backed securities	—	86,585	—	86,585
Obligations of states and political subdivisions	—	81,708	—	81,708
Total securities available for sale	—	189,733	—	189,733
Loans held for sale	—	90,500	—	90,500
Derivatives
IRLC	—	1,083	—	1,083
Interest rate swaps on loans	—	2,462	—	2,462
Total assets	$—	$283,778	$—	$283,778

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$2,462	$—	$2,462
Cash flow hedges	—	145	—	145
Forward sales of TBA securities	—	25	—	25
Total liabilities	$—	$2,632	$—	$2,632

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

The following table presents the balances of assets measured at fair value on a nonrecurring basis. At March 31, 2020 there were no impaired loans that were measured at fair value.

	March 31, 2020
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Other real estate owned, net	$—	$—	$268	$268
Total	$—	$—	$268	$268

	December 31, 2019
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$102	$102
Other real estate owned, net	—	—	268	268
Total	$—	$—	$370	$370

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis:

	Fair Value Measurements at March 31, 2020
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)[1]
Other real estate owned, net	$268	Appraisals	Discount to reflect current market conditions and estimated selling costs	33%-75% (45%)
Total	$268

[1]	The weighted average of unobservable inputs is calculated based on the relative asset fair values.

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

	Carrying	Fair Value Measurements at March 31, 2020 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$148,009	$148,009	$—	$—	$148,009
Securities available for sale	234,424	—	234,424	—	234,424
Loans, net	1,204,171	—	—	1,199,524	1,199,524
Loans held for sale	125,667	—	125,667	—	125,667
Derivatives
IRLC	3,208	—	3,208	—	3,208
Interest rate swaps on loans	8,842	—	8,842	—	8,842
Bank-owned life insurance	19,749	—	19,749	—	19,749
Accrued interest receivable	7,253	7,253	—	—	7,253
Financial liabilities:
Demand deposits	976,624	976,624	—	—	976,624
Time deposits	507,750	—	514,744	—	514,744
Borrowings	159,934	—	162,855	—	162,855
Derivatives
Cash flow hedges	2,119	—	2,119	—	2,119
Interest rate swaps on loans	8,842	—	8,842	—	8,842
Forward sales of TBA securities	374	—	374	—	374
Accrued interest payable	1,508	1,508	—	—	1,508

	Carrying	Fair Value Measurements at December 31, 2019 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$165,433	$165,433	$—	$—	$165,433
Securities available for sale	189,733	—	189,733	—	189,733
Loans, net	1,082,318	—	—	1,082,783	1,082,783
Loans held for sale	90,500	—	90,500	—	90,500
Derivatives
IRLC	1,083	—	1,083	—	1,083
Interest rate swaps on loans	2,462	—	2,462	—	2,462
Bank-owned life insurance	16,044	—	16,044	—	16,044
Accrued interest receivable	6,776	6,776	—	—	6,776
Financial liabilities:
Demand deposits	869,194	869,194	—	—	869,194
Time deposits	422,056	—	423,605	—	423,605
Borrowings	161,170	—	154,964	—	154,964
Derivatives
Cash flow hedges	145	—	145	—	145
Interest rate swaps on loans	2,462	—	2,462	—	2,462
Forward sales of TBA securities	25	—	25		25
Accrued interest payable	1,291	1,291	—	—	1,291

NOTE 10: Business Segments

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

	Three Months Ended March 31, 2020
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$15,915	$661	$10,101	$—	$(1,899)	$24,778
Gains on sales of loans	—	3,676	—	—	—	3,676
Other noninterest income	2,962	1,611	117	663	—	5,353
Total operating income	18,877	5,948	10,218	663	(1,899)	33,807
Expenses:
Provision for loan losses	1,000	—	1,650	—	—	2,650
Interest expense	3,144	305	2,286	339	(1,899)	4,175
Salaries and employee benefits	8,060	1,845	2,243	(1,331)	—	10,817
Depreciation and amortization	807	72	46	43	—	968
Other noninterest expenses	5,329	1,651	1,341	2,260	—	10,581
Total operating expenses	18,340	3,873	7,566	1,311	(1,899)	29,191
Income (loss) before income taxes	537	2,075	2,652	(648)	—	4,616
Income tax expense (benefit)	(33)	532	722	(244)	—	977
Net income (loss)	$570	$1,543	$1,930	$(404)	$—	$3,639
Total assets	$1,689,244	$140,084	$310,249	$19,242	$(281,527)	$1,877,292
Capital expenditures	$752	$294	$502	$—	$—	$1,548

	Three Months Ended March 31, 2019
	Retail	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$14,324	$350	$10,145	$2	$(1,870)	$22,951
Gains on sales of loans	—	2,136	—	—	—	2,136
Other noninterest income	2,438	838	129	1,562	—	4,967
Total operating income	16,762	3,324	10,274	1,564	(1,870)	30,054
Expenses:
Provision for loan losses	—	—	2,395	—	—	2,395
Interest expense	2,175	163	2,551	285	(1,870)	3,304
Salaries and employee benefits	6,978	1,147	2,185	1,597	—	11,907
Depreciation and amortization	835	62	52	45	—	994
Other noninterest expenses	4,068	1,182	1,323	203	—	6,776
Total operating expenses	14,056	2,554	8,506	2,130	(1,870)	25,376
Income (loss) before income taxes	2,706	770	1,768	(566)	—	4,678
Income tax expense (benefit)	416	203	483	(195)	—	907
Net income (loss)	$2,290	$567	$1,285	$(371)	$—	$3,771
Total assets	$1,380,790	$53,642	$301,579	$6,836	$(193,487)	$1,549,360
Capital expenditures	$721	$24	$8	$—	$—	$753

During the three months ended March 31, 2020, the Corporation recorded merger related expenses of $957,000 ($785,000 after income taxes) in connection with its acquisition of Peoples, of which $857,000 ($685,000 after income taxes) was allocated to the retail banking segment and recorded as $69,000 of salaries and benefits expense and $788,000 of other noninterest expense.  The remainder was recorded as other noninterest expense at the holding company.

The retail banking segment extends two warehouse lines of credit to the mortgage banking segment, providing a portion of the funds needed to originate mortgage loans. The retail banking segment charges the mortgage banking segment interest at the daily FHLB advance rate plus a spread ranging from 50 basis points to 175 basis points. The retail banking segment also provides the consumer finance segment with a portion of the funds needed to purchase loan contracts by means of variable rate notes that carry interest at one-month LIBOR plus 200 basis points, with a floor of 3.0 percent and fixed rate notes that carry interest at rates ranging from 2.0 percent to 8.0 percent. The retail banking segment acquires certain residential real estate loans from the mortgage banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. Certain corporate overhead costs incurred by the retail banking segment are not allocated to the mortgage banking, consumer finance and other segments.

NOTE 11: Commitments and Contingent Liabilities

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of loan commitments at the Bank was $257.50 million at March 31, 2020 and $256.15 million at December 31, 2019, which does not include IRLCs at the mortgage banking segment, which are discussed in Note 12.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $17.61 million at March 31, 2020 and $16.60 million at December 31, 2019.

The mortgage banking segment sells substantially all of the residential mortgage loans it originates to third-party investors. As is customary in the industry, the agreements with these investors require the mortgage banking segment to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the investors are entitled to make loss claims and repurchase requests of the mortgage banking segment for loans that contain covered deficiencies. The mortgage banking segment has obtained early payment default recourse waivers for a significant portion of its business. Recourse periods for early payment default for the remaining investors vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. The mortgage banking segment maintains an allowance for indemnifications that represents management’s estimate of losses that are probable of arising under these recourse provisions. As performance data for loans that have been sold is not made available to the mortgage banking segment by the investors, the evaluation of potential losses is inherently subjective.  A schedule of expected losses on loans with claims or indemnifications is maintained to ensure the reserve is adequate to cover estimated losses. For the three months ended March 31, 2020, the Corporation recorded $7,000 of provision for indemnifications, compared to no provision for indemnifications for the three months ended March 31, 2019.  The allowance for indemnifications was $2.48 million at both March 31, 2020 and December 31, 2019.

NOTE 12: Derivative Financial Instruments

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

Cash flow hedges.  The Corporation designates interest rate swaps as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Corporation’s trust preferred capital notes. These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Corporation’s borrowings for fixed-rate interest payments.  Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Corporation assesses the effectiveness of each hedging relationship quarterly. If the Corporation determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of March 31, 2020, the Corporation has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2024 and June 2029.

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

Mortgage banking.  The mortgage banking segment enters into IRLCs with customers to originate loans for which the interest rates are determined (or “locked”) prior to funding. The mortgage banking segment is exposed to interest rate risk through fixed-rate IRLCs and mortgage loans from the time that interest rates are locked until the loans are sold in the secondary market. The mortgage banking segment mitigates this interest rate risk by either (1) entering into forward sales contracts with investors at the time that interest rates are locked for mortgage loans to be delivered on a best efforts basis or (2) entering into forward sales contracts for TBA securities until it can enter into forward sales contracts with investors for mortgage loans to be delivered on a mandatory basis. IRLCs, forward sales of loans and forward sales of TBA securities are derivative financial instruments and are reported at fair value in other assets and other liabilities in the Consolidated Balance Sheets.  Changes in the fair value of mortgage banking derivatives are recorded as a component of gains on sales of loans.

At March 31, 2020, the mortgage banking segment had $231.96 million of IRLCs and $108.67 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $340.63 million in mortgage loans.  Also at March 31, 2020, the mortgage banking segment had $13.25  million of IRLCs and $13.40 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using forward sales of $14.50 million of TBA securities and mandatory-delivery forward sales contracts for $9.08 million in mortgage loans.

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

The following tables summarize key elements of the Corporation’s derivative instruments other than forward sales of mortgage loans.  The fair values of forward sales of mortgage loans were not material to the consolidated financial statements of the Corporation at March 31, 2020 or December 31, 2019.

	March 31, 2020
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$—	$2,119
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	81,256	8,842	—
Matched interest rate swaps with counterparty	81,256	—	8,842
Mortgage banking contracts:
IRLCs	245,210	3,208	—
Forward sales of TBA securities	14,500	—	374

	December 31, 2019
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$—	$145
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	74,266	2,454	8
Matched interest rate swaps with counterparty	74,266	8	2,454
Mortgage banking contracts:
IRLCs	75,073	1,083	—
Forward sales of TBA securities	24,000	—	25

The Corporation is required to maintain cash collateral with dealer counterparties for derivative instruments in a loss position, subject to certain thresholds and offsets.  At March 31, 2020 and at December 31, 2019, $10.79 million and $2.52 million, respectively, of cash collateral was maintained with dealer counterparties and was included in “Other assets” in the Consolidated Balance Sheets.

NOTE 13: Other Noninterest Expenses

The following table presents the significant components in the Consolidated Statements of Income line “Noninterest Expenses-Other.”

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Data processing fees	$2,156	$1,921
Unrealized loss on nonqualified deferred compensation plan	1,983	—
Professional fees	666	564
Marketing and advertising expenses	490	373
Travel and educational expenses	444	403
Telecommunication expenses	372	317
All other noninterest expenses	3,111	2,002
Total other noninterest expenses	$9,222	$5,580

The table above includes merger related expenses for the three months ended March 31, 2020 of $888,000, of which $238,000 was included in data processing fees, $314,000 was included in professional fees, and $336,000 was included in all other noninterest expenses.  There were no merger related expenses during the three months ended March 31, 2019.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion supplements and provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Corporation. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements. In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future business, financial condition or results of operations. For a description of certain factors that may have a significant impact on our future business, financial condition or results of operations, see “Forward-Looking Statements” at the end of this discussion and analysis.

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

Financial Performance Measures

Consolidated net income for the Corporation was $3.6 million for the first quarter of 2020, or $0.98 per share, compared with consolidated net income of $3.8 million for the first quarter of 2019, or $1.08 per share.  The Corporation’s annualized ROE and ROA were 8.27 percent and 0.79 percent, respectively, for the first quarter of 2020, compared to 9.96 percent and 1.00 percent, respectively, for the first quarter of 2019.

Net income for the first quarter of 2020 included merger related expenses incurred in connection with the Corporation’s acquisition of Peoples Bankshares, Incorporated (Peoples).  Excluding these merger related expenses, adjusted net income for the first quarter of 2020 was $4.4 million, or $1.20 per share. Net income for the first quarter of 2019 did not include any merger related expenses. Adjusted ROE and adjusted ROA, which exclude merger related expenses, were 10.06 percent and 0.96 percent, respectively, for the first quarter of 2020. Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net income, adjusted earnings per share, adjusted ROE and adjusted ROA, which are non-GAAP financial measures, to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

Consolidated net income and earnings per share for the first quarter of 2020 decreased 3.5 percent and 9.3 percent, respectively, and adjusted net income and adjusted earnings per share increased 17.3 percent and 11.1 percent, respectively, compared to the first quarter of 2019.  The primary factors having a favorable impact on net income and earnings per share for the first quarter of 2020 compared to the first quarter of 2019 include higher net interest income at the retail banking segment, which includes the effects of the acquisition of Peoples, higher gains on sales of loans at the mortgage banking segment and lower provision for loan losses at the consumer finance segment.  Factors having an unfavorable impact on net income and earnings per share include higher operating expenses at the retail banking segment, which includes the effects of the acquisition of Peoples, higher provision for loan losses at the retail banking segment and merger related expenses.  Earnings per share is also affected by higher average shares outstanding during the first quarter of 2020 compared to the first quarter of 2019, due primarily to the issuance of 209,871 shares of common stock in connection with the acquisition of Peoples.

Impact of and Response to the COVID-19 Pandemic

The outbreak of the novel coronavirus and the resulting COVID-19 illness has caused a significant disruption in economic activity worldwide, and the Corporation expects that it will have a significant impact on businesses and consumers in our market areas and on our results of operations.  Many businesses have temporarily closed or reduced their availability, state and local governments have instructed people to stay at home and U.S. initial unemployment claims have exceeded 33 million since March 15, 2020.  The COVID-19 pandemic presents significant risks and uncertainties in our businesses; however, at this time we cannot determine the ultimate impact of this pandemic on the results of operations of the Corporation.  The federal government and state and local governments have responded to this crisis with unprecedented relief efforts and economic stimulus.  We cannot predict the duration or extent of government intervention during and following the pandemic or the effect it will have on the Corporation.  We believe that as a result of the COVID-19 pandemic, our results of operations may be impacted by elevated loan losses, net interest margin compression, falling demand for loans and potential impairments of securities available for sale and goodwill.

Risks to Results of Operations

Elevated loan losses. The COVID-19 pandemic has had a significant impact on businesses and consumers in our market areas.  Many businesses have temporarily closed or face possible declines in revenue as consumers have been instructed to stay at home.  This disruption has caused employers to lay off or reduce compensation of certain employees, and people who have become ill may not receive compensation while they are not able to work, resulting in many households facing reduced income as a result of the pandemic.  Commercial and consumer borrowers affected by the pandemic may not be able to make timely payments on loans, which may lead to an increase in delinquencies or defaults and may ultimately result in increases in net charge-offs and provision for loan losses.  Furthermore, collateral values may decline as a result of decreased economic activity and increased uncertainty during the crisis, which may contribute to an increase in loan losses during and after the pandemic.

In the first quarter of 2020, the Corporation recorded additional provision for loan losses at the retail banking segment and the consumer finance segment of $1.0 million and $700,000, respectively, as a result of asset quality deterioration that is expected to arise as a result of the COVID-19 pandemic and related economic disruption.  Management continues to monitor changes in economic conditions and asset quality resulting from the COVID-19 pandemic and believes that additional provision for loan losses may be required in future periods.

Net interest margin compression.  Since December 31, 2019, the Federal Reserve Bank’s Federal Open Market Committee has reduced its benchmark interest rate target to near zero by announcing rate cuts of 50 basis points on March 3, 2020 and 100 basis points on March 15, 2020.  Treasury yields for all maturities are also lower since the outbreak of COVID-19.  Lower market interest rates will result in lower average yields on all classes of earning assets.  While we also expect that average costs of deposits and borrowings will decrease, this may occur slowly based on the repricing of time deposits at maturity, and the effect on net interest margin may not offset the effect of lower yields on earning assets.

Falling demand for loans. As businesses and consumers have been affected by the pandemic, new investment and consumer spending may decline, resulting in lower demand for loans.  Our recent performance and strategic planning have depended in part on growth in lending, and we have invested in expanding our commercial lending team.  Lower demand for loans in our markets as a result of the COVID-19 pandemic, combined with lower interest rates on new loans, may negatively impact interest income from loans.

Impairment of securities and goodwill.  A broad decrease in economic activity as a result of the COVID-19 pandemic is expected to affect tax revenues of states and political subdivisions, and increased uncertainty has resulted in volatility in the market price of investments.  The Corporation holds securities issued by states and political subdivisions that may experience shortfalls in general revenues or an inability to repay obligations when due as a result of the crisis, and there is a risk that these securities may become impaired, which would have a negative impact on the Corporation’s results of operations.  Additionally, depending on the severity of the economic consequences of the COVID-19 pandemic and their impact on the Corporation, management may determine that goodwill is required to be evaluated for impairment due to the presence of a triggering event, which may have a negative impact on the Corporation’s results of operations.

Our Response to the Crisis

The Corporation has taken steps in various areas of our businesses in response to the changes in circumstances arising from the COVID-19 pandemic.

•	We have adapted our technology and processes to allow a substantial portion of administrative personnel to work remotely beginning in mid-March 2020.
•

We have implemented safe and healthy practices of social distancing and enhanced cleaning to protect our employees and customers as we continue to operate and serve our communities as an essential business. These practices include closing the lobbies of our Bank branches except for appointments.

•	Bank customers continue to have access to our products and services through our online and mobile platforms, ATMs and drive-thru facilities, as well as by appointment in our branch lobbies.
•

We quickly implemented lending processes under the Payroll Protection Program (PPP) of the Small Business Administration and beginning on April 3, 2020 have successfully processed and funded over 1,100 loans totaling $85 million under the initial appropriation for the program.

•

We are working proactively with borrowers affected by the crisis, including offering short-term loan modifications, such as payment deferrals or interest only periods of up to six months, for borrowers who are temporarily unable to make loan payments.  As of April 30, 2020, we have provided payment deferrals or interest only periods of less than six months on over 130 loans with outstanding principal of $70 million.

Principal Business Segments

An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in the section “Results of Operations.”

Retail Banking:  The retail banking segment reported net income of $570,000 for the first quarter of 2020, compared to net income of $2.3 million for the first quarter of 2019.  Retail banking segment net income for the first quarter of 2020 included merger related expenses of $857,000 ($685,000 after income taxes).

For the first quarter of 2020, compared to the same period in 2019, retail banking segment net income decreased primarily as a result of (1) higher operating expenses, including (a) assuming certain operating costs of Peoples Community Bank, (b) expanding the retail banking segment’s commercial lending team in the Richmond and Charlottesville markets in 2019 and (c) investing in technology infrastructure to support continued growth; (2) lower average yields on loans; (3) higher average balances and higher average rates on interest-bearing deposit accounts; (4) higher provision for loan losses resulting from the economic disruption beginning in March 2020 related to COVID-19 and (5) merger related expenses.  These factors were partially offset by (1) higher average loans outstanding, which contributed to higher interest income; (2) higher interest income on certain purchased loans, as discussed below; and (3) higher non-interest income from debit card interchange fees and interest rate swaps offered to commercial loan customers.

Anticipated cost savings associated with the acquisition of Peoples are expected to be realized beginning in the second quarter of 2020 after the completion of the systems conversion and integration.

The recognition of interest income on purchased credit impaired (PCI) loans is based on management’s expectation of future payments of principal and interest. The unexpected payoff of a certain PCI loan resulted in the recognition of additional interest income in the first quarter of 2020. Interest income recognized on PCI loans was $959,000 and $469,000 for the first quarter of 2020 and 2019, respectively.

Average loans increased $146.8 million or 19.0 percent for the first quarter of 2020, compared to the same period in 2019, primarily due to the acquisition of Peoples and investment in commercial lending teams resulting in loan growth. The average balance of loans associated with the acquisition of Peoples for the first quarter of 2020 was $118.5 million.

The retail banking segment’s total nonperforming assets were $3.0 million at March 31, 2020, compared to $2.6 million at December 31, 2019. Nonperforming assets at March 31, 2020 included $1.9 million in nonaccrual loans, compared to $1.5 million at December 31, 2019 and included $1.1 million in other real estate owned at March 31, 2020 and at December

31, 2019.  Nonaccrual loans were comprised primarily of residential mortgages and equity lines at March 31, 2020 and December 31, 2019.  The retail banking segment recorded provision for loan losses of $1.0 million in the first quarter of 2020 due primarily to the COVID-19 pandemic, and we anticipate that additional increases in the allowance for loan losses may be required in future periods.

Mortgage Banking:  The mortgage banking segment reported net income of $1.5 million for the first quarter of 2020, compared to net income of $567,000 for the first quarter of 2019.

The increase in net income of the mortgage banking segment for the first quarter of 2020 compared to the same period in 2019 was due primarily to higher gains on sales of loans and mortgage banking fee income, resulting from higher loan production, and higher fee income for providing mortgage origination functions to third parties, which were partially offset by higher compensation expense related to higher loan volume, lower average margins resulting from a higher mix of refinancings compared to home purchases and fair value adjustments on hedging activities due to disruption in the market caused by COVID-19.

Mortgage loan originations for the mortgage banking segment were $260.4 million for the first quarter of 2020, compared to $138.7 million for the first quarter of 2019.  Loan production for the first quarter of 2020 was the highest reported by the mortgage banking segment for the first quarter of any calendar year since 2009, when home sales were supported by a federal income tax credit for first-time home buyers.  Lower interest rates on mortgage loans have contributed to an increase in volume in the broader mortgage industry in the first quarter of 2020 compared to the first quarter of 2019.  Mortgage loan originations for the mortgage banking segment during the first quarter of 2020 for refinancings and home purchases were $95.4 million and $165.0 million, respectively, compared to $20.8 million and $117.9 million, respectively, during the first quarter of 2019.  At March 31, 2020, the mortgage banking segment had locked loan commitments to borrowers of $245.2 million.  Due to conditions affecting borrowers related to the COVID-19 pandemic, the amount of these loan commitments that ultimately result in loan originations may be less than the proportion normally experienced by the mortgage banking segment, which may negatively affect gains on loans held for sale in the second quarter of 2020.

Consumer Finance:  The consumer finance segment reported net income of $1.9 million for the first quarter of 2020, compared to net income of $1.3 million for the first quarter of 2019.

The increase in net income of the consumer finance segment for the first quarter of 2020 compared to the first quarter of 2019 was due primarily to (1) a decline in the provision for loan losses of $745,000 as charge-offs declined and the overall credit quality of the portfolio continued to improve, which was partially offset by additional provision for loan losses in the first quarter of 2020 related to the COVID-19 pandemic, (2) lower cost of variable-rate borrowings and (3) growth in average loans outstanding of 4.7 percent, partially offset by lower loan yields.  The average yield on loans for the first quarter of 2020 was lower compared to first quarter of 2019 due to continued competition in the non-prime automobile loan business and the consumer finance segment’s pursuing growth in higher quality, lower yielding loans, which include prime marine and recreational vehicle (RV) loans.

The annualized net charge-off ratio for the first quarter of 2020 decreased to 2.81 percent from 3.79 percent for the first quarter of 2019. The decline reflects a lower number of charge-offs during 2020 as a result of the consumer finance segment’s purchasing automobile loan contracts with higher credit metrics beginning in 2016. At March 31, 2020, total delinquent loans as a percentage of total loans was 3.38 percent, compared to 4.17 percent at December 31, 2019 and 2.66 percent at March 31, 2019. The allowance for loan losses was $21.3 million, or 6.91 percent of total loans at March 31, 2020, compared to $21.8 million, or 6.96 percent of total loans at December 31, 2019. The decrease in the level of the allowance for loan losses as a percentage of total loans was primarily due to a higher composition of marine and RV loans as compared to non-prime automobile loans within the consumer finance loan portfolio, which was partially offset by an increase to the provision for loan losses of approximately $700,000 due to the COVID-19 pandemic.  We anticipate that additional increases in the allowance for loan losses may be required in future periods.

Merger Related Expenses:  In the first quarter of 2020, the Corporation recorded merger related expenses of $957,000 ($785,000 after income taxes), in connection with its acquisition of Peoples, of which $857,000 ($685,000 after income taxes) was allocated to the retail banking segment and the remainder was recorded as a holding company expense.  As of March 31, 2020, the Corporation has recorded aggregate merger related expenses of $1.7 million ($1.4 million after income taxes) and expects to incur additional after-tax merger related expenses of approximately $400,000 to be recorded in the second quarter of 2020.

Capital Management. Total equity was $179.2 million at March 31, 2020, compared to $165.3 million at December 31, 2019. Capital growth resulted primarily from earnings for the first quarter of 2020 and the issuance of $11.6 million of common equity in connection with the acquisition of Peoples on January 1, 2020, which was offset in part by share repurchases of $618,000, as further described below, and cash dividends declared of $0.38 per share during the first quarter of 2020. For the first quarter of 2020, the Corporation’s cash dividend equated to a payout ratio of 38.8 percent of first quarter earnings per share. The Corporation cannot predict what impact the COVID-19 pandemic will ultimately have on its earnings and capital levels.  At this time, the Corporation expects to continue paying a regular quarterly dividend.  The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions (including the impact of COVID-19), current and future capital requirements and expected future earnings.

In May 2019, the Corporation’s Board of Directors authorized a program, effective June 1, 2019, to repurchase up to $5.0 million of the Corporation’s common stock (the Repurchase Program) through May 31, 2020.  As of March 31, 2020, the Corporation has made aggregate common stock repurchases of $2.1 million under the Repurchase Program. Currently, the Corporation does not expect to make additional repurchases during the remaining period of the Repurchase Program.  At March 31, 2020, the book value per share of the Corporation’s common stock was $48.98, and tangible book value per share was $41.40, compared to $47.93 and $43.47, respectively, at December 31, 2019.

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

Impairment of Loans: We consider a loan impaired when it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement. We do not consider a loan impaired during a period of delay in payment if we expect the ultimate collection of all amounts due. We measure impairment on a loan-by-loan basis based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment in the loan. All troubled debt restructurings (TDRs) are also considered impaired loans and are evaluated individually. A TDR occurs when we agree to significantly modify the original terms of a loan by granting a concession due to the deterioration in the financial condition of the borrower.  For more information see the section titled “Asset Quality” within Item 2.

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

PCI loans are not classified nonperforming loans by the Corporation at the time they are acquired, regardless of whether they had been classified as nonperforming by the previous holder of such loans, and they will not be classified as nonperforming so long as, at quarterly re-estimation periods, we believe we will fully collect the new carrying value of the pools of loans.

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

Goodwill: The Corporation's goodwill was recognized in connection with past business combinations and is reported at the retail banking segment and the consumer finance segment. The Corporation reviews the carrying value of goodwill at least annually or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Corporation may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Corporation elects to bypass the qualitative assessment or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying value to determine whether an impairment exists. In the last evaluation of goodwill at the retail banking segment and the consumer finance segment, which was the annual evaluation in the fourth quarter of 2019, the Corporation concluded that no impairment existed based on an assessment of qualitative factors.  Depending on the severity of the economic consequences of the COVID-19 pandemic and their impact on the Corporation, management may determine that goodwill should be evaluated for impairment.

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

For further information concerning accounting policies, refer to Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 1: Summary of Significant Accounting Policies” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three months ended March 31, 2020 and 2019.  Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Accretion of fair value purchase adjustments related to business combinations are included in the computation of yields on loans and investments and on the cost of borrowings. The accretion contributed approximately 37 basis points to the yield on loans and 28 basis points to both the yield on interest earning assets and the net interest margin for the first quarter of 2020, compared to approximately 16 basis points to the yield on loans and 13 basis points to both the yield on interest earning assets and the net interest margin for the first quarter of 2019.  Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented.

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended March 31,
	2020			2019
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$131,837	$787	2.39%	$139,895	$859	2.46%
Tax-exempt	72,162	628	3.48	76,314	738	3.87
Total securities	203,999	1,415	2.77	216,209	1,597	2.95
Total loans	1,303,309	22,927	7.08	1,099,638	20,926	7.72
Interest-bearing deposits in other banks	189,467	598	1.28	103,807	589	2.30
Total earning assets	1,696,775	24,940	5.91	1,419,654	23,112	6.60
Allowance for loan losses	(32,866)			(34,116)
Total non-earning assets	183,627			127,959
Total assets	$1,847,536			$1,513,497

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$261,221	230	0.35	$225,072	312	0.56
Money market deposit accounts	237,579	328	0.56	205,461	260	0.51
Savings accounts	141,689	28	0.08	120,531	30	0.10
Certificates of deposit, $100 or more	249,407	1,233	1.99	182,015	717	1.60
Other certificates of deposit	255,313	1,066	1.68	176,650	589	1.35
Interest-bearing deposits	1,145,209	2,885	1.01	909,729	1,908	0.85
Borrowings	165,261	1,290	3.12	159,986	1,396	3.49
Total interest-bearing liabilities	1,310,470	4,175	1.28	1,069,715	3,304	1.25
Noninterest-bearing demand deposits	321,838			263,000
Other liabilities	39,303			29,264
Total liabilities	1,671,611			1,361,979
Equity	175,925			151,518
Total liabilities and equity	$1,847,536			$1,513,497
Net interest income		$20,765			$19,808
Interest rate spread			4.63%			5.35%
Interest expense to average earning assets (annualized)			0.99%			0.94%
Net interest margin (annualized)			4.92%			5.66%

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

TABLE 2: Rate-Volume Recap

	Three Months Ended March 31, 2020 from 2019
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$(1,799)	$3,800	$2,001
Securities:
Taxable	(23)	(49)	(72)
Tax-exempt	(71)	(39)	(110)
Interest-bearing deposits in other banks	(342)	351	9
Total interest income	(2,235)	4,063	1,828
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	(128)	46	(82)
Money market deposit accounts	26	42	68
Savings accounts	(7)	5	(2)
Certificates of deposit, $100 or more	205	311	516
Other certificates of deposit	169	308	477
Total interest-bearing deposits	265	712	977
Borrowings	(151)	45	(106)
Total interest expense	114	757	871
Change in net interest income	$(2,349)	$3,306	$957

Net interest income, on a taxable-equivalent basis, for the three months ended March 31, 2020 was $20.8 million, compared to $19.8 million for the three months ended March 31, 2019. Annualized net interest margin decreased 74 basis points to 4.92 percent for the first quarter of 2020, relative to the same period in 2019, as yields on interest-earning assets decreased for the first quarter of 2020 as compared to the first quarter of 2019, while costs of interest-bearing liabilities increased.  For the first quarter of 2020, the yield on interest-earning assets decreased by 69 basis points compared to the first quarter of 2019 due to lower average yields on securities, loans and interest-bearing deposits in other banks. Average earning assets grew by $277.1 million for the first quarter of 2020, compared to the same period in 2019, primarily due to the acquisition of Peoples on January 1, 2020. The cost of interest-bearing liabilities increased by three basis points for the first quarter of 2020 compared to the same period in 2019, resulting primarily from higher average costs of deposits.

Average loans, which includes both loans held for investment and loans held for sale, increased $203.7 million to $1.3 billion for the first quarter of 2020, compared to the same period in 2019. Average loans held for investment at the retail banking segment increased $146.8 million, or 19.0 percent, for the first quarter of 2020, compared to the same period in 2019, due primarily to $118.5 million of average loans for the first quarter 2020 arising from the acquisition of Peoples and growth in the commercial business lending segment of the portfolio. Average loans held for investment at the consumer finance segment increased $14.0 million, or 4.7 percent, for the first quarter of 2020 compared to the first quarter of 2019 as a result of the continued expansion of the consumer finance segment’s purchases of marine and RV loan contracts and growth in automobile loans outstanding.  Average loans held for sale at the mortgage banking segment increased $41.9 million, or 153 percent for the first quarter of 2020,  compared to the same period in 2019, due to higher loan production.

The overall yield on average loans decreased 64 basis points to 7.08 percent for the first quarter of 2020 compared to the first quarter of 2019 due primarily to changes in the composition of the loan portfolio. Average loans at the retail banking and mortgage banking segments increased faster than loans at the consumer finance segment which has higher average yields. Growth at the retail banking segment resulted from the acquisition of Peoples and investments in the commercial lending teams added during 2019, while growth at the mortgage banking segment resulted from the lower rate environment which has contributed to an increase in volume in the broader mortgage industry. In addition, yields on all segments of the portfolio declined due to the lower rate environment and continued competition specifically in the non-prime automobile loan business as the consumer finance segment has continued to pursue growth in higher quality, lower yielding loans including prime marine and RV loans. These effects were partially offset by higher interest income on PCI loans at the retail banking segment.

Average securities available for sale decreased $12.2 million for the first quarter of 2020, compared to the same period in 2019, as net declines during 2019 from sales, maturities and calls were partially offset by securities added as a result of the acquisition of Peoples. The average yield on the securities portfolio on a taxable-equivalent basis decreased 17 basis points for the first quarter of 2020, compared to the same period in 2019.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the Federal Reserve Bank, increased $85.7 million during the first quarter of 2020, compared to the same period in 2019. The increase during the first quarter of 2020 resulted primarily from deposit growth outpacing loan growth. The average yield on these overnight funds decreased 102 basis points for the first quarter of 2020, compared to the same period in 2019,  as the Federal Reserve Bank decreased the interest rate on excess cash reserve balances from 2.40 percent at March 31, 2019 to 1.55 percent by the end of 2019, and then further decreased the interest rate to 0.10 percent by the end of the first quarter of 2020 in response to the COVID-19 pandemic.

Average money market, savings and interest-bearing demand deposits increased $89.4 million for the first quarter  of 2020, and average time deposits increased $146.1 million for the first quarter of 2020, compared to the same period in 2019.  $77.0 million of the increase in average money market, savings and interest-bearing demand deposits and $77.8 million of the increase in average time deposits was attributable to the acquisition of Peoples during the first quarter of 2020. The average cost of interest-bearing deposits increased 16 basis points for the first quarter of 2020, compared to the same period in 2019, due to increases in interest rates on time deposits in 2019.  By the end of the first quarter of 2020, offered rates on deposit products have decreased, but changes in the average cost of time deposits lag changes in pricing based on the repricing of time deposits at maturity.

Average borrowings increased $5.3 million for the first quarter of 2020, compared to the same period in 2019 due primarily to the assumption of $4.0 million of subordinated debt upon the acquisition of Peoples.  The average cost of borrowings decreased 37 basis points during the first quarter of 2020, compared to the same period in 2019, because of decreases in short-term interest rates, to which variable-rate borrowings at the consumer finance segment are indexed.

The Corporation believes that it may be challenging to maintain net interest margin at its current level based on the effects of (1) the current interest rate environment, including historically low interest rates and recent decreases in interest rates on all classes of earning assets, the effect of which is not fully reflected in net interest margin for the first quarter of 2020, (2) possible changes in the composition of earnings assets which may result from decreased loan demand as a result of the current economic environment and (3) lower accretion of purchase discounts on PCI loans from acquisitions, which is included in yields on loans.  These effects are expected to be offset in part by the repricing of  higher-rate time deposits and borrowings as they mature to lower rates, which may occur at a slower rate than the repricing of interest bearing assets.

Noninterest Income

TABLE 3: Noninterest Income

	Three Months Ended March 31, 2020
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$3,676	$—	$—	$3,676
Mortgage banking fee income	—	1,305	—	—	1,305
Service charges on deposit accounts	1,002	—	—	—	1,002
Other service charges and fees	374	—	1	—	375
Net gains on calls of available for sale securities	4	—	—	—	4
Wealth management services income, net	—	—	—	585	585
Income from bank-owned life insurance	103	—	—	—	103
Interchange income	1,089	—	—	—	1,089
Other income	390	306	116	78	890
Total noninterest income	$2,962	$5,287	$117	$663	$9,029

	Three Months Ended March 31, 2019
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$2,136	$—	$—	$2,136
Mortgage banking fee income	—	769	—	—	769
Service charges on deposit accounts	918	—	—	—	918
Other service charges and fees	298	—	1	—	299
Net gains on calls of available for sale securities	4	—	—	—	4
Wealth management services income, net	—	—	—	449	449
Income from bank-owned life insurance	83	—	—	—	83
Interchange income	958	—	—	—	958
Other income	177	69	128	1,113	1,487
Total noninterest income	$2,438	$2,974	$129	$1,562	$7,103

Total noninterest income increased $1.9 million, or 27.1 percent, in the first quarter of 2020, compared to the first quarter of 2019.  This increase in noninterest income was due primarily to (1) an increase in gains on sales of loans and mortgage banking fee income at the mortgage banking segment as a result of higher mortgage loan production for the first quarter of 2020 compared to the same period in 2019, as lower mortgage loan interest rates contributed to an increase in volume in the mortgage industry, (2) an increase in wealth management services income, (3) an increase in debit card interchange income at the retail banking segment and (4) an increase in “Other income,” related to interest rate swaps offered to commercial loan customers at the retail banking segment. These increases were partially offset by no unrealized gain recorded in the first quarter of 2020 at the Corporation related to its nonqualified deferred compensation plan compared to $1.0 million recorded in the first quarter of 2019 and included in “Other income.”  Unrealized gains on the Corporation’s nonqualified deferred compensation plan are reflected in “Other and Eliminations” above and are offset by expenses, as discussed below.

Noninterest Expense

TABLE 4: Noninterest Expense

	Three Months Ended March 31, 2020
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$8,060	$1,845	$2,243	$(1,331)	$10,817
Occupancy expense	1,484	663	164	16	2,327
Other expenses:
Data processing	1,807	16	314	19	2,156
Professional fees	372	72	125	98	667
Other expenses	2,473	972	784	2,170	6,399
Total other expenses	4,652	1,060	1,223	2,287	9,222
Total noninterest expense	$14,196	$3,568	$3,630	$972	$22,366

	Three Months Ended March 31, 2019
	Retail	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$6,978	$1,147	$2,185	$1,597	$11,907
Occupancy expense	1,486	479	203	22	2,190
Other expenses:
Data processing	1,584	10	309	18	1,921
Professional fees	325	16	136	87	564
Other expenses	1,508	739	727	121	3,095
Total other expenses	3,417	765	1,172	226	5,580
Total noninterest expense	$11,881	$2,391	$3,560	$1,845	$19,677

Total noninterest expenses increased $2.7 million, or 13.7 percent, in the first quarter of 2020, compared to the same period in 2019. The increase in noninterest expenses for the first quarter of 2020, compared to the first quarter of 2019, was due primarily to (1) merger related expenses associated with the acquisition of Peoples, (2) the assumption of certain operating costs of Peoples Community Bank at the retail banking segment, (3) increases in salaries and employee benefits expense associated with (a) C&F Bank adding new talent to its commercial lending team in the Richmond and Charlottesville markets at the retail banking segment during 2019 and (b) higher mortgage loan production at the mortgage banking segment, (4) higher data processing expenses associated with investing in technology infrastructure to support continued growth and (5) higher expense for loan processing at the mortgage banking segment as a result of higher mortgage loan production.  Partially offsetting these increases was lower net expenses at the Corporation related to its nonqualified deferred compensation plan.  Merger related expenses in the first quarter of 2020 included $857,000 at the retail banking segment, of which $69,000 was salaries and employee benefits expense, $238,000 was data processing expense and $214,000 was professional fees expense; and $100,000 at the holding company, shown in the “Other” segment, above, which was professional fees expense.

Compensation expense related to the Corporation’s nonqualified deferred compensation plan is recorded in “Other and Eliminations” above and is based in part on changes in the fair value of assets held in trust for the plan, which are allocated to participants. As a result of unrealized gains and losses related to the nonqualified plan, a reduction of compensation expense of $2.0 million was recorded in the first quarter of 2020 compared to compensation expense of $1.0 million in the first quarter of 2019.  These amounts were offset by unrealized losses recorded in “Other expenses” and unrealized gains recorded in “Other income” in the first quarter of 2020 and 2019, respectively.

Income Taxes

Income tax expense for the first quarter of 2020 was $977,000 resulting in an effective tax rate of 21.2 percent, compared with $907,000, or an effective tax rate of 19.4 percent, for the first quarter of 2019.  The higher effective tax rate in the first quarter of 2020 compared to the same period of 2019 resulted primarily from higher pre-tax income at the mortgage banking and consumer finance segments, which are subject to state income tax, and  certain merger related expenses in 2020 which were non-deductible, partially offset by higher tax benefits of share based compensation.

ASSET QUALITY

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. Table 5 summarizes the allowance activity for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Balance, beginning of period	$32,873	$34,023
Provision for loan losses:
Retail Banking	1,000	—
Mortgage Banking	—	—
Consumer Finance	1,650	2,395
Total provision for loan losses	2,650	2,395
Loans charged off:
Real estate—residential mortgage	(4)	—
Commercial, financial and agricultural[1]	(18)	—
Consumer	(93)	(76)
Consumer finance	(3,426)	(3,890)
Total loans charged off	(3,541)	(3,966)
Recoveries of loans previously charged off:
Real estate—residential mortgage	4	5
Commercial, financial and agricultural[1]	1	1
Consumer	62	42
Consumer finance	1,249	1,089
Total recoveries	1,316	1,137
Net loans charged off	(2,225)	(2,829)
Balance, end of period	$33,298	$33,589
Ratio of annualized net charge-offs to average total loans outstanding during period for Retail Banking	0.01%	0.01%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	2.81%	3.79%

1Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Table 6 presents the allocation of the allowance for loan losses as of the dates indicated.

TABLE 6: Allocation of Allowance for Loan Losses

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,140	$2,080
Real estate—construction [1]	771	681
Commercial, financial and agricultural [2]	7,935	7,121
Equity lines	770	733
Consumer	416	465
Consumer finance	21,266	21,793
Total allowance for loan losses	$33,298	$32,873
Ratio of loans to total period-end loans:
Real estate—residential mortgage	16%	16%
Real estate—construction [1]	5	5
Commercial, financial and agricultural [2]	48	45
Equity lines	5	5
Consumer	1	1
Consumer finance	25	28
	100%	100%

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

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

•	Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

TABLE 7: Credit Quality Indicators

Loans by credit quality indicators as of March 31, 2020 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$199,087	$1,396	$1,353	$931	$202,767
Real estate – construction [2]	65,937	—	—	—	65,937
Commercial, financial and agricultural [3]	547,838	38,127	2,620	—	588,585
Equity lines	55,907	97	24	278	56,306
Consumer	14,947	54	583	699	16,283
	$883,716	$39,674	$4,580	$1,908	$929,878

Included in the table above are loans purchased in connection with the acquisition of Peoples of $104.7 million pass rated, $1.3 million special mention, $3.1 million substandard and $583,000 substandard nonaccrual.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$307,214	$377	$307,591

[1]	At March 31, 2020, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2019 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$177,049	$1,839	$881	$1,526	$181,295
Real estate – construction [2]	54,246	—	—	—	54,246
Commercial, financial and agricultural [3]	487,374	13,357	70	11	500,812
Equity lines	51,662	181	11	229	52,083
Consumer	13,632	6	—	118	13,756
	$783,963	$15,383	$962	$1,884	$802,192

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$312,388	$611	$312,999

[1]	At December 31, 2019, the Corporation did not have any loans classified as Doubtful or Loss.
[2]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[3]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

The increase in loans rated Special Mention at March 31, 2020 compared to December 31, 2019 is related primarily to two commercial real estate loans which were rated Pass at December 31, 2019.  Each loan was classified as Special Mention at March 31, 2020 partially as a result of effects on the borrowers of the COVID-19 pandemic.

Table 8 summarizes nonperforming assets as of the dates indicated.

TABLE 8: Nonperforming Assets

Retail Banking Segment

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Loans, excluding purchased loans	$790,852	$770,423
Purchased performing loans[1]	125,528	26,422
Purchased credit impaired loans[1]	9,219	705
Total loans	$925,599	$797,550

Nonaccrual loans	$1,875	$1,512
OREO[2]	1,103	1,103
Total nonperforming assets	$2,978	$2,615

Accruing loans past due for 90 days or more	$9	$109
Troubled debt restructurings (TDRs)[3]	$4,173	$4,353
Allowance for loan losses (ALL)	$11,434	$10,482
Nonperforming assets to total loans and OREO	0.32%	0.33%
ALL to total loans, excluding purchased credit impaired loans[4]	1.25	1.32
ALL to total nonaccrual loans	609.81	693.25
Annualized net charge-offs to average total loans	0.01	0.04

[1]

Acquired loans are tracked in two separate categories – “purchased performing” and “purchased credit impaired.” The remaining discount for the purchased performing loans was $2.6 million at March 31, 2020 and $1.4 million at December 31, 2019. The remaining discount for the purchased credit impaired loans was $10.9 million at March 31, 2020 and $5.6 million at December 31, 2019.  The increase in remaining discount on purchased performing loans and purchased credit impaired loans from December 31, 2019 to March 31, 2020 is due primarily to loans acquired in the acquisition of Peoples.

[2]	OREO includes $835,000 at both March 31, 2020 and December 31, 2019 related to the land and buildings of the Bellgrade branch, which was consolidated into a nearby branch in 2019.
[3]	Nonaccrual loans include nonaccrual TDRs of $335,000 at March 31, 2020 and $254,000 at December 31, 2019.
[4]

The ratio of ALL to total loans, excluding purchased credit impaired loans, includes purchased performing loans for which no allowance for loan losses is required.  The ratio of ALL to total loans excluding all purchased loans was 1.45 percent at March 31, 2020 and 1.36 percent at December 31, 2019.

Mortgage Banking Segment

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Nonaccrual loans	$33	$372
Total loans	$4,279	$4,642
ALL	$598	$598
Nonaccrual loans to total loans	0.77%	8.01%
ALL to total loans	13.98	12.88

Consumer Finance Segment

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Nonaccrual loans	$377	$611
Accruing loans past due for 90 days or more	$—	$—
Repossessed assets	$496	$410
Total loans	$307,591	$312,999
ALL	$21,266	$21,793
Nonaccrual consumer finance loans to total consumer finance loans	0.12%	0.20%
ALL to total consumer finance loans	6.91	6.96
Annualized net charge-offs to average total loans	2.81	3.05

Nonperforming assets of the retail banking segment totaled $3.0 million at March 31, 2020, compared to $2.6 million at December 31, 2019.  Nonperforming assets at both March 31, 2020 and December 31, 2019 consisted of $1.1 million in OREO, and consisted of $1.9 million in nonaccrual loans at March 31, 2020, compared to $1.5 million in nonaccrual loans at December 31, 2019.  Nonaccrual loans were comprised primarily of residential mortgages and equity lines at March 31, 2020 and December 31, 2019.

The allowance for loan losses as a percentage of total loans at the retail banking segment, excluding PCI loans, at March 31, 2020 decreased to 1.25 percent, compared to 1.32 percent at December 31, 2019, primarily as a result of recording loans at fair value in connection with the acquisition of Peoples, resulting in no allowance for loan losses being required for those loans as of March 31, 2020.  Excluding purchased loans, the allowance for loan losses as a percentage of total loans increased to 1.45 percent at March 31, 2020 compared to December 31, 2019. The retail banking segment recorded provision for loan losses of $1.0 million in the first quarter of 2020 due primarily to asset quality issues expected to result from the COVID-19 pandemic and related economic disruption.  We anticipate that additional increases in the allowance for loan losses may be required in future periods as more information becomes available about the economic impacts of this crisis.

Nonaccrual loans at the consumer finance segment were $377,000 at March 31, 2020, compared to $611,000 at December 31, 2019.  Nonaccrual consumer finance loans remain low relative to the allowance for loan losses and the total consumer finance loan portfolio because the consumer finance segment generally initiates repossession of loan collateral once a loan becomes more than 60 days delinquent.  Repossessed vehicles of the consumer finance segment are classified as other assets and consist only of vehicles the Corporation has the legal right to sell.  Prior to the reclassification from loans to repossessed vehicles, the difference between the carrying amount of each loan and the fair value of each vehicle (i.e. the deficiency) is charged against the allowance for loan losses. At March 31, 2020, repossessed vehicles available for sale totaled $496,000, compared to $410,000 at December 31, 2019.

The consumer finance segment’s allowance for loan losses decreased $527,000 to $21.3 million at March 31, 2020 from $21.8 million at December 31, 2019, and its provision for loan losses decreased $745,000 for the first quarter of 2020, compared to the same period in 2019. The decrease in the allowance and the lower provision resulted from lower charge-offs as a result of the consumer finance segment purchasing automobile loan contracts with higher credit metrics beginning in 2016, partially offset by additional provision for loan losses of $700,000 related to the COVID-19 pandemic. Delinquent loans as a percentage of total loans decreased to 3.38 percent at March 31, 2020 compared to 4.17 percent at December 31, 2019 and increased from 2.66 percent at March 31, 2019. The annualized net charge-off ratio for the first quarter of 2020 decreased to 2.81 percent from 3.79 percent for the first quarter of 2019 because of the lower number of charge-offs during the first quarter of 2020. The allowance for loan losses as a percentage of loans decreased to 6.91 percent at March 31, 2020, compared to 6.96 percent at December 31, 2019.  The decrease in the level of the allowance for loan losses as a percentage of total loans was primarily due to a higher composition of marine and RV loans as compared to non-prime automobile loans within the consumer finance loan portfolio, which was partially offset by an increase to the provision for loan losses of approximately $700,000 due to the COVID-19 pandemic.  We anticipate that additional increases in the allowance for loan losses may be required in future periods as more information becomes available about the economic impacts of this crisis.

The consumer finance segment, at times, offers payment deferrals to non-prime automobile borrowers as a management technique to achieve higher ultimate cash collections on select loan accounts. Payment deferrals may affect the ultimate timing of when an account is charged off. A significant reliance on deferrals as a means of managing collections may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio.  Payment deferrals as a percentage of non-prime automobile loans outstanding was 4.27 percent at March 31, 2020 compared to 1.84 percent at March 31, 2019.  The average amounts deferred on a monthly basis, as a percentage of non-prime automobile loans outstanding was 1.90 percent for the year ended December 31, 2019.  Payment deferrals are expected to increase as a result of the COVID-19 pandemic as borrowers may be unable to make timely loan payments.

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

TABLE 9: Impaired Loans

Impaired loans, which included TDRs of $4.2 million, and the related allowance at March 31, 2020, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,357	$1,313	$1,820	$47	$3,295	$31
Commercial, financial and agricultural:
Commercial real estate lending	1,403	—	1,403	76	1,417	18
Equity lines	121	114	—	—	121	—
Consumer	130	—	119	108	119	—
Total	$5,011	$1,427	$3,342	$231	$4,952	$49

Impaired loans, which included TDRs of $4.4 million, and the related allowance at December 31, 2019, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,891	$2,192	$1,479	$72	$3,506	$155
Commercial, financial and agricultural:
Commercial real estate lending	1,459	4	1,447	77	1,581	82
Equity lines	31	31	—	—	32	2
Consumer	130	—	121	118	123	—
Total	$5,511	$2,227	$3,047	$267	$5,242	$239

TDRs at March 31, 2020 and December 31, 2019 were as follows:

TABLE 10: Troubled Debt Restructurings

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Accruing TDRs	$3,838	$4,099
Nonaccrual TDRs[1]	335	254
Total TDRs[2]	$4,173	$4,353

[1]	Included in nonaccrual loans in Table 8: Nonperforming Assets.
[2]	Included in impaired loans in Table 9: Impaired Loans.

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

The Corporation has accommodated certain borrowers affected by the COVID-19 pandemic by granting short-term payment deferrals or periods of interest-only payments, including, as of April 30, 2020, over 130 loans with outstanding principal of approximately $70 million.  Generally, a short-term payment deferral does not result in a loan modification being classified as a TDR.  Management cannot predict the overall impact of the COVID-19 pandemic on its loan portfolio or the extent of payment deferrals or other modifications that may be granted.  Depending on the severity and duration of the economic disruption caused by the COVID-19 pandemic, the Corporation may experience an increase in delinquencies that may lead to further loan modifications, including loan modifications that may be classified as TDRs.

FINANCIAL CONDITION

At March 31, 2020, the Corporation had total assets of $1.9 billion, which was an increase of $219.9 million since December 31, 2019. The increase resulted primarily from the acquisition of Peoples on January 1, 2020 which added total assets of $190.6 million.

Loan Portfolio

Table 11 presents information pertaining to the composition of loans held for investment.

TABLE 11: Summary of Loans Held for Investment

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate—residential mortgage	$202,767	16%	$181,295	16%
Real estate—construction [1]	65,937	5	54,246	5
Commercial, financial, and agricultural [2]	588,585	48	500,812	45
Equity lines	56,306	5	52,083	5
Consumer	16,283	1	13,756	1
Consumer finance	307,591	25	312,999	28
Total loans	1,237,469	100%	1,115,191	100%
Less allowance for loan losses	(33,298)		(32,873)
Total loans, net	$1,204,171		$1,082,318

[1]	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
[2]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Investment Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At March 31, 2020 and December 31, 2019, all securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 12: Securities Available for Sale

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$32,042	13%	$21,440	11%
Mortgage-backed securities	104,365	45	86,585	46
Obligations of states and political subdivisions	98,017	42	81,708	43
Total available for sale securities at fair value	$234,424	100%	$189,733	100%

For more information about the Corporation's securities available for sale, including information about securities in an unrealized loss position at March 31, 2020 and December 31, 2019, see Part I, Item 1, “Financial Statements” under the heading “Note 3: Securities” in this Quarterly Report on Form 10-Q.

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first quarter of 2020, deposits increased $193.1 million to $1.48 billion at March 31, 2020, compared to $1.29 billion at December 31, 2019. This increase resulted primarily from the addition of $171.8 million of deposits in connection with the acquisition of Peoples.

The Corporation had $4.0 million in brokered money market and time deposits outstanding at March 31, 2020, compared to $2.0 million at December 31, 2019. The source of these brokered deposits is primarily uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Borrowings

Borrowings decreased to $159.9 million at March 31, 2020 from $161.2 million at December 31, 2019 due to fluctuations in repurchase agreements with commercial deposit customers and paydowns on FHLB advances, partially offset by the assumption of $4.0 million of subordinated debt in connection with the acquisition of Peoples.

Off-Balance Sheet Arrangements

As of March 31, 2020, there have been no material changes to the off-balance sheet arrangements disclosed in Part II, Item 7, "Management's Discussion and Analysis," under the heading "Off-Balance-Sheet Arrangements" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019.

At March 31, 2020,  the mortgage banking segment had $232.0 million of interest rate lock commitments (IRLCs) and  $108.6 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $340.6 million in mortgage loans.  Also at March 31, 2020, the mortgage banking segment had $13.3 million of IRLCs and $13.4 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using forward sales of $14.5 million of TBA securities and mandatory-delivery forward sales contracts for $9.1 million in mortgage loans.

At December 31, 2019, the mortgage banking segment had $63.4 million of IRLCs and $65.8 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $129.1 million in mortgage loans.  Also at December 31, 2019, the mortgage banking segment had $11.7 million of IRLCs and $22.0 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using forward sales of $24.0 million of TBA securities and mandatory-delivery forward sales contracts for $6.7 million in mortgage loans.

The Corporation uses derivatives to manage exposure to interest rate risk through the use of interest rate swaps. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts.

The Corporation has interest rate swaps that qualify and are designated as cash flow hedges. The Corporation’s cash flow hedges effectively modify the Corporation’s exposure to interest rate risk by converting variable rates of interest on $25.0 million of the Corporation’s trust preferred capital notes to fixed rates of interest for periods that end between June 2024 and June 2029. The cash flow hedges’ total notional amount is $25.0 million. At March 31, 2020, the cash flow hedges had a fair value of $2.1 million, which is recorded in other liabilities.  The net gain/loss on the cash flow hedges is recognized as a component of other comprehensive income and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings.

The Corporation also enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs.  The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms.  The net effect of these interest rate swaps and the related loans is that the customer pays a fixed rate of interest and the Corporation receives a floating rate.  At March 31, 2020, the total notional amount of the interest rate swaps related to these loans was $162.5 million and the interest rate swaps had a net fair value of zero, with $8.8 million recognized in other assets and $8.8 million recognized in other liabilities.  These swaps are not designated as hedging instruments; therefore, changes in fair value are recorded in other noninterest expense.

The Corporation’s contracts with dealer counterparties for interest rate swaps and forward sales of TBA securities require the Corporation to post collateral for derivative instruments in a loss position, subject to certain thresholds and offsets.  At

March 31, 2020 and at December 31, 2019, $10.8 million and $2.5 million, respectively, of cash collateral was maintained with dealer counterparties and was included in “Other assets” in the Consolidated Balance Sheets

Contractual Obligations

As of March 31, 2020, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in Part II, Item 7, “Management's Discussion and Analysis," under the heading “Table 20: Contractual Obligations” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available for sale, totaled $259.7 million at March 31, 2020, compared to $227.7 million at December 31, 2019.  The Corporation’s funding sources, including capacity, amount outstanding and amount available at March 31, 2020 are presented in Table 13.

TABLE 13: Funding Sources

	March 31, 2020
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$95,000	$—	$95,000
Repurchase lines of credit	50,000	—	50,000
Borrowings from FHLB	191,759	37,000	154,759
Borrowings from Federal Reserve Bank	107,802	—	107,802
Revolving bank line of credit	120,000	75,029	44,971
Total	$564,561	$112,029	$452,532

We have no reason to believe these arrangements will not be renewed at maturity.  During the quarter ending March 31, 2020, the Corporation pledged additional loans as collateral in order to increase available liquidity at the Federal Reserve Bank that had been unpledged as of December 31, 2019.  Additional loans and securities are available that can be pledged as collateral for future borrowings from the Federal Reserve Bank or the FHLB above the current lendable collateral value. Our ability to maintain sufficient liquidity may be affected by numerous factors, including economic conditions nationally and in our markets. Depending on our liquidity levels, our capital position, conditions in the capital markets, our business operations and initiatives, and other factors, we may from time to time consider the issuance of debt, equity or other securities or other possible capital market transactions, the proceeds of which could provide additional liquidity for our operations.

As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its operational requirements and contractual obligations.

Capital Resources

The disclosure below presents the Bank’s actual regulatory capital amounts and ratios under currently applicable regulatory capital standards.  Under the small bank holding company policy statement of the Federal Reserve Board, which applies to certain bank holding companies with consolidated total assets of less than $3 billion, the Corporation is not subject to regulatory capital requirements. The table below reflects the Corporation’s consolidated capital as determined under regulations that apply to bank holding companies that are not small bank holding companies and minimum capital requirements that would apply to the Corporation if it were not a small bank holding company.

					Minimum To Be
					Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2020:
Total Capital (to Risk-Weighted Assets)
Corporation	$203,043	14.0%	$115,892	8.0%	N/A	N/A
C&F Bank	197,858	13.8	114,578	8.0	$143,222	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	180,747	12.5	86,919	6.0	N/A	N/A
C&F Bank	179,765	12.6	85,933	6.0	114,578	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	155,747	10.8	65,190	4.5	N/A	N/A
C&F Bank	179,765	12.6	64,450	4.5	93,094	6.5
Tier 1 Capital (to Average Assets)
Corporation	180,747	9.9	72,849	4.0	N/A	N/A
C&F Bank	179,765	10.0	72,171	4.0	90,214	5.0

As of December 31, 2019:
Total Capital (to Risk-Weighted Assets)
Corporation	$195,927	14.9%	$105,544	8.0%	N/A	N/A
C&F Bank	181,369	14.0	103,307	8.0	$129,134	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	179,233	13.6	79,158	6.0	N/A	N/A
C&F Bank	165,021	12.8	77,480	6.0	103,307	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	154,233	11.7	59,369	4.5	N/A	N/A
C&F Bank	165,021	12.8	58,110	4.5	83,937	6.5
Tier 1 Capital (to Average Tangible Assets)
Corporation	179,233	11.1	64,863	4.0	N/A	N/A
C&F Bank	165,021	10.3	64,201	4.0	80,251	5.0

The regulatory risk-based capital amounts presented above include:  (1) common equity tier 1 capital (CET1) which consists principally of common stock (including surplus) and retained earnings with adjustments for goodwill, intangible assets and deferred tax assets; (2) Tier 1 capital which consists principally of CET1 plus the Corporation’s “grandfathered” trust preferred securities; and (3) Tier 2 capital which consists principally of Tier 1 capital plus a limited amount of the allowance for loan losses.  In addition, the Corporation has made the one-time irrevocable election to continue treating accumulated other comprehensive income (AOCI) under regulatory standards that were in place prior to the Basel III Final Rule in order to eliminate volatility of regulatory capital that can result from fluctuations in AOCI and the inclusion of AOCI in regulatory capital, as would otherwise be required under the Basel III Capital Rule.  For additional information about the Basel III Final Rules, see “Item 1. Business” under the heading “Regulation and Supervision” and “Item 8. Financial Statements and Supplementary Data,” under the heading “Note 16: Regulatory Requirements and Restrictions” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019.

In addition to the regulatory risk-based capital amounts presented above, the Bank must maintain a capital conservation buffer of additional capital of 2.5 percent of risk-weighted assets as required by the Basel III Final Rule.  At March 31, 2020, the Bank exceeded the total capital conservation buffer and the tier 1 capital conservation buffer by 331 basis points and 405 basis points, respectively.  At December 31, 2019, the Bank exceeded the total capital conservation buffer and the tier 1 capital conservation buffer by 355 and 428 basis points, respectively.  The increase in regulatory capital of C&F Bank during the first quarter of 2020 is due primarily to the acquisition of Peoples and current period earnings.

The Corporation's capital resources may be affected by the Corporation's Repurchase Program, which was authorized by the Corporation's Board of Directors during the second quarter of 2019. Under the Repurchase Program the Corporation is authorized to purchase up to $5.0 million of its common stock. Repurchases under the program may be made through privately-negotiated transactions or open-market transactions, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program will be determined by management and the Board of Directors in their discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions. The Repurchase Program is authorized through May 31, 2020. As of March 31, 2020, $2.9 million of the Corporation's common stock may be purchased under the Corporation's Repurchase Program. Currently, the Corporation does not expect to make additional repurchases during the remaining period of the Repurchase Program.

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

USE OF CERTAIN NON-GAAP FINANCIAL MEASURES

The accounting and reporting policies of the Corporation conform to U.S. GAAP and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of the Corporation’s performance. These include adjusted net income; adjusted earnings per share; adjusted annualized ROE; and adjusted annualized ROA, all of which are adjusted to exclude the one-time effect of merger related expenses in connection with the acquisition of Peoples, and tangible book value per share.

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

	For The
	Quarter Ended
(Dollars in thousands except for per share data)	3/31/2020	3/31/2019
Adjusted Net Income and Earnings Per Share	(unaudited)
Net income, as reported	$3,639	$3,771
Merger related expenses	957	-
Related income taxes	(172)	-
Adjusted net income	$4,424	$3,771

Weighted average shares - basic and diluted	3,644,614	3,484,592

Earnings per share - basic and diluted
Earnings per share - basic and diluted, as reported	$0.98	$1.08
Merger related expenses	0.22	-
Adjusted earnings per share - basic and diluted	$1.20	$1.08

Adjusted Return on Average Equity (ROE)
Average total equity, as reported	$175,925	$151,518

Annualized ROE, as reported	8.27%	9.96%
Adjusted annualized ROE	10.06%	9.96%

Adjusted Return on Average Assets (ROA)
Average assets, as reported	$1,847,536	$1,513,497

Annualized ROA, as reported	0.79%	1.00%
Adjusted annualized ROA	0.96%	1.00%

	3/31/2020	12/31/2019
Tangible Book Value Per Share	(unaudited)	*
Equity attributable to C&F Financial Corporation	$178,702	$164,798
Less goodwill	25,117	14,425
Less other intangible assets	2,540	912
Tangible equity attributable to C&F Financial Corporation	$151,045	$149,461

Shares outstanding	3,648,658	3,438,126

Book value per share	$48.98	$47.93
Tangible book value per share	$41.40	$43.47

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, including statements concerning the Corporation’s expectations, plans, objectives or beliefs regarding future financial performance; actions and initiatives taken in response to the COVID-19 pandemic; potential effects of the COVID-19 pandemic, including on asset quality, the allowance for loan losses, provision for loan losses and interest rates, impairment of securities and goodwill, future dividend payments, expected impacts of the Corporation’s acquisition and integration of Peoples, strategic business initiatives and the anticipated effects thereof, including lending under the PPP loan program, competition among financial institutions and the expected effects thereof, margin compression, technology initiatives, asset quality, adequacy of allowances for loan losses and the level of future charge-offs, capital levels, the effect of future market industry trends and interest rate environments and the effects of future interest rate fluctuations. These forward-looking statements are subject to significant risks and uncertainties due to factors that could have a material adverse effect on the operations and future prospects of the Corporation, including, but not limited to, changes in:

•

the ability of the Corporation and the Bank to realize the anticipated benefits of the Merger, including the ability to successfully integrate Peoples’ systems and processes into the Corporation’s systems and processes

•	expected revenue synergies and cost savings from the acquisition of Peoples that may not be fully realized or realized within the expected time frame
•	revenues following the acquisition of Peoples that may be lower than expected
•	customer and employee relationships and business operations as a result of disruptions caused by the Merger
•	interest rates, such as changes or volatility in the Federal Funds rate, yields on U.S. Treasury securities or mortgage rates
•	general business conditions, as well as conditions within the financial markets
•	general economic conditions, including unemployment levels and slowdowns in economic growth, especially related to further and sustained economic impacts of the COVID-19 pandemic
•	the Corporation’s ability to manage the impact of the COVID-19 pandemic
•

potential claims, damages and fines related to litigation or actions arising from the Corporation’s participation in and administration of programs related to the COVID-19 pandemic (including, among other things, the PPP and other programs established pursuant to the CARES Act)

•

the legislative and regulatory climate, including regulatory initiatives with respect to financial institutions, including the Consumer Financial Protection Bureau (the CFPB) and the regulatory and enforcement activities of the CFPB, the application of the Basel III capital standards to C&F Bank, the effect of the Economic Regulatory Relief and Consumer Protection Act (the Act) and changes in the effect of the Act due to issuance of interpretive regulatory guidance or enactment of corrective or supplemental legislation

•

monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Federal Reserve Board, and the effect of these policies on interest rates and business in our markets

•	the value of securities held in the Corporation’s investment portfolios
•	the quality or composition of the loan portfolios and the value of the collateral securing those loans
•	the commercial and residential real estate markets
•	the inventory level and pricing of used automobiles, including sales prices of repossessed vehicles
•	the level of net charge-offs on loans and the adequacy of our allowance for loan losses
•	deposit flows
•	demand in the secondary residential mortgage loan markets
•	the level of indemnification losses related to mortgage loans sold
•	competition from both banks and non-banks, including competition in the non-prime automobile finance markets
•	demand for financial services in the Corporation’s market area, including demand for loans
•	the Corporation's branch and market expansions, technology initiatives and other strategic initiatives
•	cyber threats, attacks or events
•	reliance on third parties for key services
•	expansion of C&F Bank’s product offerings
•	accounting principles, policies and guidelines, and elections made by the Corporation thereunder.

These risks and uncertainties, and the risks discussed in more detail in Item 1A. “Risk Factors,” of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019, and in Item 1A. “Risk Factors,” of Part II of this Quarterly Report on Form 10-Q, should be considered in evaluating the forward-looking statements contained herein.

Forward-looking statements generally can be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “may,” “will,” “intend,” “should,” “could,” or similar expressions, are not statements of historical fact, and are based on management’s beliefs, assumptions and expectations regarding future events or performance as of the date of this report, taking into account all information currently available.  Readers should not place undue reliance on any forward-looking statement. There can be no assurance that actual results will not differ materially from historical results or those expressed in or implied by such forward-looking statements, or that the beliefs, assumptions and expectations underlying such forward-looking statements will be proven to be accurate. Forward-looking statements are made as of the date of this report and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date on which the statement was made, except as otherwise required by law.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes from the quantitative and qualitative disclosures about market risk made in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4.CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2020 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

The Corporation completed the acquisition of Peoples on January 1, 2020, and is in the process of completing its consolidation and integration of Peoples’ legacy systems and processes.  The conversion of Peoples’ loan and deposit systems was completed on April 25, 2020.  The integration of Peoples’ legacy systems and processes does not have a material effect on our internal control over financial reporting.

As a result of the COVID-19 pandemic, a substantial portion of our administrative personnel began working remotely in mid March 2020.  In order to facilitate this change, which occurred with little advance notice, the Corporation adapted certain technologies and processes.  While our internal controls were not designed specifically to operate in a remote working environment, we believe that our internal control over financial reporting was not materially affected by this change in processes and continues to be effective in a remote working environment.

There were no changes in the Corporation’s internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.RISK FACTORS

The following risk factor should be considered in addition to the risk factors disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019.

The Corporation’s results of operations and financial condition have been adversely affected by the COVID-19 pandemic and, depending on future developments, may be materially adversely impacted by the COVID-19 pandemic.

The outbreak of the novel coronavirus and the resulting COVID-19 illness, the widespread government response and the impact on consumers and businesses in our market area have caused significant disruption in the United States and international economies and financial markets and have had and will continue to have a significant impact on the operations and financial performance of the Corporation.  Governments, businesses and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects including quarantines, shelter-in-place orders, state of emergency declarations, travel bans, closures of businesses and schools, fiscal stimulus and legislative initiatives to deliver monetary aid and other relief.  Although the scope, duration and full effects of the COVID-19 pandemic are rapidly evolving and cannot be fully known, consequences of the COVID-19 pandemic and efforts to contain the spread of

COVID-19 and mitigate the pandemic’s effects have included and may include further market volatility, including lower interest rates, disrupted trade and supply chains, increased unemployment and reduced economic activity including an economic recession.  If these effects continue for a prolonged period of time, the Corporation may experience significant delinquencies and credit losses due to the inability of borrowers to make timely payments on loans, net interest margin compression, lower demand for our products and services, decreased capital, which may affect the Corporation’s ability to originate new loans, disruption of operational processes arising from practices of social distancing and telecommuting and potential impairment of assets, including securities available for sale and goodwill.  The COVID-19 pandemic may also exacerbate many of the risk factors identified in the Corporation’s Annual Report on Form 10-K, including risk related to our credit quality, collateral, capital, liquidity, operations, interest rate risk, strategic risk and technology.

Although banks have generally been permitted to continue operating during the COVID-19 outbreak, the outbreak has caused the Corporation to change its business operations, including updating branch operations to comply with governmental recommendations, closing the lobbies of our branches except for appointments, and implementing a work from home model for many administrative employees.  These changes may have adverse impacts on the Corporation’s business due to reduced effectiveness of operations, unavailability of personnel, and increased cybersecurity risks related to use of remote technology. The changes in business operations could also have a detrimental effect on the Corporation’s relationships with its customers and could reduce demand for the Corporation’s products and services.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity and impact of the COVID-19 pandemic,  and the actions required to contain and mitigate it, the effects of the pandemic on our customers and vendors and the remedial actions and stimulus measures adopted by local, state and federal governments, the timing and availability of government support for the economy and financial markets including indirect governmental support for various financial assets including mortgage loans, the short- and long-term health impacts of the pandemic, and to what extent normal economic and operating conditions can resume. There can be no assurance that any efforts by the Corporation to address the adverse impacts of the COVID-19 pandemic will be effective.  Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. Furthermore, the financial condition of our customers and vendors may be adversely impacted, which may result in an elevated level of loan losses, a decrease in demand for our products and services, or reduced availability of services provided by third parties on which we rely.  Any of these events may, in turn, have a material adverse impact our business, results of operations and financial condition.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors authorized programs to repurchase the Corporation’s common stock in May 2014 (which was subsequently reauthorized, most recently in April 2018), for repurchases of up to $5.0 million of the Corporation’s common stock through May 31, 2019, and in May 2019 for repurchases of up to $5.0 million of the Corporation’s common stock from June 1, 2019 through May 31, 2020. Repurchases under either program could be made through privately-negotiated transactions, or open-market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 of the Exchange Act and/or Rule 10b-18 of the Exchange Act.  Under the repurchase program last reauthorized in April 2018, the Corporation made aggregate common stock repurchases of $3.8 million between November 2018 and May 2019.  As of March 31, 2020, the Corporation has made aggregate common stock repurchases of $2.1 million under the repurchase program authorized in May 2019.  Currently, the Corporation does not expect to make additional repurchases during the remaining period of the repurchase program.

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended March 31, 2020.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
(Dollars in thousands, except for per share amounts)	Shares Purchased[1]	per Share	Programs	Programs
January 1, 2020 - January 31, 2020	5,006	$52.15	—	$3,299
February 1, 2020 - February 29, 2020	1,063	46.28	1,000	3,253
March 1, 2020 - March 31, 2020	7,963	38.74	7,963	2,944
Total	14,032	$44.09	8,963

[1]

During the three months ended March 31, 2020, 5,069 shares were withheld upon the vesting of restricted shares granted to employees of the Corporation and its subsidiaries in order to satisfy tax withholding obligations.

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

C&F FINANCIAL CORPORATION
(Registrant)

Date:	May 8, 2020	By:	/s/ Thomas F. Cherry
Thomas F. Cherry
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2020		/s/ Jason E. Long
Jason E. Long
Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)