Form 10-Q
period 2020-06-30
C & F FINANCIAL CORP
filed 2020-08-05
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number 000-23423

C&F FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1680165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3600 La Grange Parkway Toano, VA	23168
(Address of principal executive offices)	(Zip Code)

(804) 843-2360

(Registrant’s telephone number, including area code)

802 Main Street, West Point, VA 23181

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

At August 4, 2020, the latest practicable date for determination, 3,648,586 shares of common stock, $1.00 par value, of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2020	2019
Assets	(unaudited)	*
Cash and due from banks	$15,774	$21,148
Interest-bearing deposits in other banks	64,526	144,285
Total cash and cash equivalents	80,300	165,433
Securities—available for sale at fair value, amortized cost of $241,178 and $187,759, respectively	247,133	189,733
Loans held for sale, at fair value	180,137	90,500
Loans, net of allowance for loan losses of $36,094 and $32,873, respectively	1,292,896	1,082,318
Restricted stock, at cost	3,209	3,257
Corporate premises and equipment, net	39,458	35,261
Other real estate owned, net of valuation allowance of $88 and $88, respectively	1,103	1,103
Accrued interest receivable	8,104	6,776
Goodwill	25,191	14,425
Other intangible assets, net	2,457	912
Bank-owned life insurance	19,862	16,044
Net deferred tax asset	12,425	11,219
Other assets	70,929	40,451
Total assets	$1,983,204	$1,657,432

Liabilities
Deposits
Noninterest-bearing demand deposits	$464,703	$296,985
Savings and interest-bearing demand deposits	688,545	572,209
Time deposits	492,541	422,056
Total deposits	1,645,789	1,291,250
Short-term borrowings	22,648	16,360
Long-term borrowings	43,390	119,529
Trust preferred capital notes	25,298	25,281
Accrued interest payable	1,210	1,291
Other liabilities	61,604	38,442
Total liabilities	1,799,939	1,492,153

Commitments and contingent liabilities (Note 11)

Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,647,447 and 3,438,126 shares issued and outstanding, respectively, includes 137,705 and 142,020 of unvested shares, respectively)	3,510	3,296
Additional paid-in capital	21,055	9,503
Retained earnings	158,799	154,248
Accumulated other comprehensive loss, net	(638)	(2,249)
Equity attributable to C&F Financial Corporation	182,726	164,798
Noncontrolling interest	539	481
Total equity	183,265	165,279
Total liabilities and equity	$1,983,204	$1,657,432

*     Derived from audited consolidated financial statements.

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income
Interest and fees on loans	$22,204	$22,323	$45,101	$43,243
Interest on interest-bearing deposits and federal funds sold	52	582	650	1,171
Interest and dividends on securities
U.S. government agencies and corporations	120	101	246	202
Mortgage-backed securities	543	567	1,063	1,178
Tax-exempt obligations of states and political subdivisions	513	556	1,009	1,139
Taxable obligations of states and political subdivisions	108	93	200	186
Other	44	54	93	108
Total interest income	23,584	24,276	48,362	47,227
Interest expense
Savings and interest-bearing deposits	355	597	941	1,199
Time deposits	2,131	1,624	4,430	2,930
Borrowings	557	1,120	1,558	2,231
Trust preferred capital notes	287	310	576	595
Total interest expense	3,330	3,651	7,505	6,955
Net interest income	20,254	20,625	40,857	40,272
Provision for loan losses	3,600	1,810	6,250	4,205
Net interest income after provision for loan losses	16,654	18,815	34,607	36,067
Noninterest income
Gains on sales of loans	4,605	2,955	8,281	5,091
Mortgage banking fee income	1,986	1,267	3,291	2,037
Interchange income	1,141	1,071	2,230	2,029
Service charges on deposit accounts	639	944	1,641	1,862
Wealth management services income, net	748	475	1,333	924
Other service charges and fees	394	417	769	715
Net gains on sales, maturities and calls of available for sale securities	3	1	7	5
Other	2,312	1,072	1,024	2,642
Total noninterest income	11,828	8,202	18,576	15,305
Noninterest expenses
Salaries and employee benefits	14,354	11,495	25,171	23,402
Occupancy	2,567	2,148	4,894	4,338
Other	6,871	5,906	13,812	11,486
Total noninterest expenses	23,792	19,549	43,877	39,226
Income before income taxes	4,690	7,468	9,306	12,146
Income tax expense	947	1,626	1,924	2,533
Net income	3,743	5,842	7,382	9,613
Less net (loss) income attributable to noncontrolling interest	(3)	(1)	58	(1)
Net income attributable to C&F Financial Corporation	$3,746	$5,843	$7,324	$9,614
Net income per share - basic and diluted	$1.03	$1.69	$2.01	$2.77

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$3,743	$5,842	$7,382	$9,613
Other comprehensive income:
Defined benefit plan:
Reclassification of recognized net actuarial losses into net income[1]	57	52	99	94
Related income tax effects	(12)	(11)	(21)	(20)
Amortization of prior service credit into net income[1]	(17)	(17)	(34)	(34)
Related income tax effects	3	3	7	7
Defined benefit plan, net of tax	31	27	51	47

Cash flow hedges:
Unrealized holding losses arising during the period	(154)	(102)	(2,128)	(210)
Related income tax effects	39	26	547	54
Amortization of hedging gains into net income[2]	(3)	—	(6)	—
Related income tax effects	1	—	2	—
Cash flow hedges, net of tax	(117)	(76)	(1,585)	(156)

Securities available for sale:
Unrealized holding gains arising during the period	1,779	1,547	3,988	3,373
Related income tax effects	(373)	(325)	(837)	(708)
Reclassification of net realized gains into net income[3]	(3)	(1)	(7)	(5)
Related income tax effects	—	—	1	1
Securities available for sale, net of tax	1,403	1,221	3,145	2,661
Other comprehensive income, net of tax	1,317	1,172	1,611	2,552
Comprehensive income	5,060	7,014	8,993	12,165
Less comprehensive (loss) income attributable to noncontrolling interest	(3)	(1)	58	(1)
Comprehensive income attributable to C&F Financial Corporation	$5,063	$7,015	$8,935	$12,166
1	These items are included in the computation of net periodic benefit cost and are included in “Noninterest income – Other” on the Consolidated Statements of Income. See “Note 8: Employee Benefit Plans,” for additional information.
2	These items are included in “Interest expense – Trust preferred capital notes” on the Consolidated Statements of Income.
3	These items are included in “Net gains on sales, maturities and calls of available for sale securities” on the Consolidated Statements of Income.

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

(Dollars in thousands, except per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance March 31, 2020	$3,509	$20,710	$156,438	$(1,955)	$542	$179,244
Comprehensive income:
Net income (loss)	—	—	3,746	—	(3)	3,743
Other comprehensive income	—	—	—	1,317	—	1,317
Share-based compensation	—	312	—	—	—	312
Common stock issued	1	33	—	—	—	34
Cash dividends declared ($0.38 per share)	—	—	(1,385)	—	—	(1,385)
Balance June 30, 2020	$3,510	$21,055	$158,799	$(638)	$539	$183,265

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance March 31, 2019	$3,337	$11,362	$143,003	$(3,292)	$490	$154,900
Comprehensive income:
Net income (loss)	—	—	5,843	—	(1)	5,842
Other comprehensive income	—	—	—	1,172	—	1,172
Share-based compensation	—	310	—	—	—	310
Restricted stock vested	1	(1)	—	—	—	—
Common stock issued	—	34	—	—	—	34
Common stock purchased	(33)	(1,598)	—	—	—	(1,631)
Cash dividends declared ($0.37 per share)	—	—	(1,276)	—	—	(1,276)
Balance June 30, 2019	$3,305	$10,107	$147,570	$(2,120)	$489	$159,351

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

(Dollars in thousands, except per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2019	3,296	9,503	154,248	(2,249)	481	165,279
Comprehensive income:
Net income	—	—	7,324	—	58	7,382
Other comprehensive income	—	—	—	1,611	—	1,611
Share-based compensation	—	701	—	—	—	701
Restricted stock vested	16	(16)	—	—	—	—
Acquisition of Peoples Bankshares, Incorporated	210	11,402	—	—	—	11,612
Common stock issued	2	69	—	—	—	71
Common stock purchased	(14)	(604)	—	—	—	(618)
Cash dividends declared ($0.76 per share)	—	—	(2,773)	—	—	(2,773)
Balance June 30, 2020	$3,510	$21,055	$158,799	$(638)	$539	$183,265

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2018	$3,358	$12,752	$140,520	$(4,672)	$—	$151,958
Comprehensive income:
Net income (loss)	—	—	9,614	—	(1)	9,613
Other comprehensive income	—	—	—	2,552	—	2,552
Issuance of noncontrolling interest	—	—	—	—	490	490
Share-based compensation	—	767	—	—	—	767
Restricted stock vested	16	(16)	—	—	—	—
Common stock issued	1	69	—	—	—	70
Common stock purchased	(70)	(3,465)	—	—	—	(3,535)
Cash dividends declared ($0.74 per share)	—	—	(2,564)	—	—	(2,564)
Balance June 30, 2019	$3,305	$10,107	$147,570	$(2,120)	$489	$159,351

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net income	$7,382	$9,613
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,791	1,826
Provision for loan losses	6,250	4,205
Share-based compensation	701	767
Pension expense	396	324
Accretion of certain acquisition-related discounts, net	(1,972)	(1,638)
Amortization of intangible assets	166	141
Net realized gains on sales, maturities and calls of securities available for sale	(7)	(5)
Net realized losses on sale of corporate premises and equipment	509	11
Accretion of discounts and amortization of premiums on securities, net	941	811
Income from bank-owned life insurance	(206)	(168)
Proceeds from sales of loans held for sale	624,112	342,531
Origination of loans held for sale	(698,740)	(385,581)
Gains on sales of loans held for sale	(8,281)	(5,091)
Other losses, net	305	23
Change in other assets and liabilities:
Accrued interest receivable	(898)	207
Other assets	929	1,731
Accrued interest payable	(341)	356
Other liabilities	208	2,425
Net cash used in operating activities	(66,755)	(27,512)
Investing activities:
Acquisition of Peoples Bankshares, Incorporated	19,101	—
Disposition of assets related to business combination	8,004	—
Proceeds from sales, maturities and calls of securities available for sale and payments on mortgage-backed securities	70,780	33,639
Purchases of securities available for sale	(107,964)	(16,594)
Purchases of time deposits, net	(6,464)	—
Repayments on loans held for investment by non-bank affiliates	62,462	60,675
Purchases of loans held for investment by non-bank affiliates	(53,013)	(77,356)
Net increase in community banking loans held for investment	(102,276)	(14,717)
Proceeds from sales of other real estate owned	281	521
Purchases of corporate premises and equipment	(3,453)	(1,471)
Changes in collateral posted with other financial institutions, net	(9,270)	(2,100)
Other investing activities, net	38	8
Net cash used in investing activities	(121,774)	(17,395)
Financing activities:
Net increase (decrease) in demand and savings deposits	189,256	(21,409)
Net (decrease) increase in time deposits	(6,394)	49,957
Net increase in short-term borrowings	6,288	1,927
Repayments of long-term borrowings	(82,553)	—
Repurchases of common stock	(355)	(3,288)
Cash dividends paid	(2,773)	(2,564)
Other financing activities, net	(73)	(74)
Net cash provided by financing activities	103,396	24,549
Net decrease in cash and cash equivalents	(85,133)	(20,358)
Cash and cash equivalents at beginning of period	165,433	115,013
Cash and cash equivalents at end of period	$80,300	$94,655
Supplemental cash flow disclosures:
Interest paid	$8,010	$6,581
Income taxes paid	2,130	546
Supplemental disclosure of noncash investing and financing activities:
Value of shares withheld at vesting for employee taxes	$263	$247
Liabilities assumed to acquire right of use assets at lease commencement	2,778	1,048
Issuance of noncontrolling interest	—	490

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

The outbreak of the novel coronavirus and the resulting COVID-19 pandemic has caused a significant disruption in economic activity worldwide, including in market areas served by the Corporation. Estimates for the allowance for loan losses at June 30, 2020 include losses related to the pandemic.  The Corporation expects that the pandemic will continue to have an effect on its results of operations, including resulting in additional provision for loan losses in future periods.

It is unknown how long these conditions will last and what the ultimate financial impact will be to the Corporation.  Depending on the severity of the economic consequences of the pandemic, the Corporation’s goodwill may become impaired.

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

Leases: The Corporation’s leases comprise primarily operating leases of real estate and office equipment in which the Corporation or one of its subsidiaries is the lessee. In the second quarter of 2020, the Corporation entered into a new lease of real estate which is classified as a finance lease. The right of use asset and lease liability were measured at $2.18 million at commencement of the lease. The Corporation’s right of use assets, which are presented in other assets in the Consolidated Balance Sheets, and lease liabilities, which are presented in other liabilities and long-term borrowings in the Consolidated Balance Sheets for operating and finance leases, respectively, are presented in the table below.

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Operating leases:
Right of use assets	$2,491	$2,785
Lease liabilities	2,597	2,813

Finance leases:
Right of use assets	$2,172	$—
Lease liabilities	2,185	—

Income Taxes: The Corporation’s effective tax rate was 20.7 percent and 20.9 percent for the first six months of 2020 and 2019, respectively. The Corporation recognized income tax benefits of $303,000 in the second quarter and first six months of 2020 arising from a change in tax law enacted in response to the COVID-19 pandemic which changed the tax rate applied to certain net operating losses of Peoples. Changes in tax law are recognized in income tax expense in the period in which they are enacted.

Share-Based Compensation: Share-based compensation expense, net of forfeitures, for the three months ended June 30, 2020 and the first six months of 2020 was $312,000 ($217,000 after tax) and $701,000 ($435,000 after tax), respectively, for restricted stock granted during 2015 through 2020. As of June 30, 2020, there was $3.30 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

A summary of activity for restricted stock awards during the first six months of 2020 and 2019 is presented below:

	2020
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2019	142,020	$48.88
Granted	14,650	53.22
Vested	(16,230)	39.97
Forfeited	(2,735)	5.89
Unvested, June 30, 2020	137,705	50.33

	2019
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2018	139,455	$45.75
Granted	16,100	51.73
Vested	(16,290)	41.08
Forfeited	(410)	53.28
Unvested, June 30, 2019	138,855	46.97

Paycheck Protection Program: Beginning in April 2020, the Corporation originated loans under the Paycheck Protection Program (PPP) of the Small Business Administration (SBA).  PPP loans are fully guaranteed by the SBA, and in some cases borrowers may be eligible to obtain forgiveness of the loans, in which case loans would be repaid by the SBA.  As repayment of the PPP loans is guaranteed by the SBA, the Corporation does not recognize a reserve for PPP loans in its allowance for loan losses.  The Corporation received fees from the SBA of one percent to five percent of the principal amount of each loan originated under the PPP.  Fees received from the SBA are recognized net of direct origination costs in interest income over the life of the related loans.  Recognition of fees related to PPP loans is dependent upon the timing of ultimate repayment or forgiveness.

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

Amounts
Recognized as of
(Dollars in thousands)	January 1, 2020
Purchase price:
Cash paid	$10,579
Common stock issued	11,612
Total purchase price	$22,191

Identifiable assets acquired:
Cash and cash equivalents	$29,680
Securities available for sale	17,169
Loans	124,195
Accrued interest receivable	430
Corporate premises and equipment	3,105
Other real estate owned	281
Core deposit intangible asset	1,711
Bank-owned life insurance	3,591
Investment in small business investment company	1,493
Other receivables	5,234
Other assets	3,658
Total identifiable assets acquired	190,547

Identifiable liabilities assumed:
Demand and savings deposits	94,798
Time deposits	77,018
Borrowings	4,245
Accrued interest payable	260
Salaries, benefits and deferred compensation	2,054
Other liabilities	747
Total identifiable liabilities assumed	179,122

Net identifiable assets assumed	$11,425

Goodwill resulting from acquisition	$10,766

In connection with the acquisition, the Corporation recorded approximately $10.77 million of goodwill and $1.71 million of other intangible assets related to the core deposits of Peoples.  The goodwill arising from the acquisition of Peoples is not deductible for income taxes.  The core deposit intangible asset (CDI) will be amortized over a period of 15 years using a declining balance method.

Loans acquired from Peoples had aggregate outstanding principal of $131.92 million and an estimated fair value of $124.20 million.  The discount between the outstanding principal balance and fair value represents expected credit losses and adjustments for market interest rates.  Under the acquisition method, the allowance for loan losses recorded in the books of Peoples in the amount of $2.87 million was not carried over into the books of the Corporation.  Loans that have evidence of deterioration in credit quality since origination are categorized as purchased credit impaired (PCI).  PCI loans acquired from Peoples included medical student loans with an outstanding principal balance of $4.28 million and a fair value of $635,000 at January 1, 2020, which were purchased by Peoples and the performance of which was previously backed by surety bonds.  The surety bonds were terminated in 2018 when the issuer of the bond was placed into liquidation by its insurance regulator, and replacement surety bond coverage has not been obtained.

Information about PCI loans acquired from Peoples as of January 1, 2020 is as follows:

(Dollars in thousands)	January 1, 2020
Contractual principal and interest due	$20,310
Nonaccretable difference	(7,679)
Expected cash flows	12,631
Accretable yield	(3,372)
Purchase credit impaired loans - estimated fair value	$9,259

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

The following table presents certain unaudited pro forma information as if the acquisition had taken place on January 1, 2019. These results combine the historical results of Peoples and the Corporation for the period prior to the merger.  While certain adjustments were made for estimated effects resulting from the application of the acquisition method, including certain fair value adjustments, this pro forma information is not indicative of what would have occurred had the acquisition actually taken place on January 1, 2019. Pro forma adjustments for the three and six months ended June 30, 2019 include the net impact of accretion of loan discounts related to market interest rates, amortization of premiums on deposits and borrowings, amortization of intangible assets and related income taxes.  Unaudited pro forma net income for the three and six months ended June 30, 2019 include after tax merger related expenses of $28,000 recorded by Peoples, or $(0.01) per share.  Additionally, the Corporation expects to achieve further operational cost savings and other efficiencies as a result of the acquisition which are not reflected in the unaudited pro forma amounts below.

	Unaudited Pro Forma	Unaudited Pro Forma
	Three Months Ended	Six Months Ended
(Dollars in thousands, except per share amounts)	June 30, 2019	June 30, 2019
Total revenues (net interest income plus nonintererest income)	$30,808	$59,463
Net income	$5,969	$10,258
Net income per share, basic and diluted	$1.63	$2.78

The revenue and earnings amounts specific to Peoples since the acquisition date that are included in the consolidated results for 2020 are not readily determinable.  The disclosures of these amounts are impracticable due to the merging of certain processes and systems at the acquisition date.

Merger related expenses associated with the acquisition of Peoples were $439,000 ($347,000 after income taxes) for the three months ended June 30, 2020, $1.40 million ($1.13 million after income taxes) for the six months ended June 30, 2020 and $2.10 million ($1.78 million after income taxes) in the aggregate through June 30, 2020.  There were no merger related expenses during the three and six months ended June 30, 2019.  These costs included the integration of systems and operations and legal and consulting expenses, which have been expensed as incurred.  The Corporation believes that any further merger related expenses incurred in future periods will not be significant to the Corporation as a whole.

NOTE 3: Securities

The Corporation’s debt securities, all of which are classified as available for sale, are summarized as follows:

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$37,068	$153	$(16)	$37,205
Mortgage-backed securities	102,749	3,500	—	106,249
Obligations of states and political subdivisions	101,361	2,321	(3)	103,679
	$241,178	$5,974	$(19)	$247,133

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$21,454	$3	$(17)	$21,440
Mortgage-backed securities	85,649	979	(43)	86,585
Obligations of states and political subdivisions	80,656	1,111	(59)	81,708
	$187,759	$2,093	$(119)	$189,733

The amortized cost and estimated fair value of securities at June 30, 2020, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	June 30, 2020
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$63,267	$63,568
Due after one year through five years	139,191	143,546
Due after five years through ten years	36,488	37,698
Due after ten years	2,232	2,321
	$241,178	$247,133

The following table presents the gross realized gains and losses on and the proceeds from the sales, maturities and calls of securities. During the six months ended June 30, 2020, $5.99 million in proceeds were related to sales of assets acquired in the acquisition of Peoples. There were no sales of securities during the three and six months ended June 30, 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Realized gains from sales, maturities and calls of securities:
Gross realized gains	$3	$1	$7	$5
Gross realized losses	—	—	—	—
Net realized gains	$3	$1	$7	$5
Proceeds from sales, maturities, calls and paydowns of securities	$31,717	$17,982	$70,780	$33,639

The Corporation pledges securities primarily to secure public deposits and repurchase agreements. Securities with an aggregate amortized cost of $118.55 million and an aggregate fair value of $122.58 million were pledged at June 30, 2020. Securities with an aggregate amortized cost of $126.22 million and an aggregate fair value of $127.47 million were pledged at December 31, 2019.

Securities in an unrealized loss position at June 30, 2020, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies and corporations	$14,320	$16	$—	$—	$14,320	$16
Mortgage-backed securities	—	—	—	—	—	—
Obligations of states and political subdivisions	1,412	3	—	—	1,412	3
Total temporarily impaired securities	$15,732	$19	$—	$—	$15,732	$19

There were 11 debt securities totaling $15.73 million of aggregate fair value considered temporarily impaired at June 30, 2020. The primary cause of the temporary impairments in the Corporation’s investments in debt securities was fluctuations in interest rates. The Corporation’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.  At June 30, 2020, all of the Corporation’s obligations of states and political subdivisions that were in a net unrealized loss position were rated “A” or better by Standard & Poor's or Moody's Investors Service. The Corporation considers these to meet regulatory credit quality standards, meaning that the securities have low risk of default by the obligor and the full and timely repayment of principal and interest is expected over the expected life of the investment. Because the Corporation intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Corporation will not be required to sell these investments before a recovery of unrealized losses, the Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2020 and no other-than-temporary impairment loss has been recognized in net income.

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

The Corporation’s investment in restricted stock totaled $3.21 million at June 30, 2020 and consisted of Federal Home Loan Bank (FHLB) stock.  Restricted stock is generally viewed as a long-term investment, which is carried at cost because there is no market for the stock other than the FHLBs. Therefore, when evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing any temporary decline in value. The Corporation did not consider its investment in restricted stock to be other-than-temporarily impaired at June 30, 2020 and no impairment has been recognized.

NOTE 4: Loans

Major classifications of loans are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Real estate – residential mortgage	$205,011	$181,295
Real estate – construction [1]	72,094	54,246
Commercial, financial and agricultural [2]	682,817	500,812
Equity lines	52,697	52,083
Consumer	15,722	13,756
Consumer finance	300,649	312,999
	1,328,990	1,115,191
Less allowance for loan losses	(36,094)	(32,873)
Loans, net	$1,292,896	$1,082,318
1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Consumer loans included $173,000 and $449,000 of demand deposit overdrafts at June 30, 2020 and December 31, 2019, respectively.

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting.  The outstanding principal balance and the carrying amount at June 30, 2020 and December 31, 2019 of loans acquired in business combinations were as follows:

	June 30, 2020			December 31, 2019
	Acquired Loans -	Acquired Loans -		Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total	Credit Impaired	Performing	Total
Outstanding principal balance	$18,591	$116,971	$135,562	$6,262	$27,839	$34,101
Carrying amount
Real estate – residential mortgage	$1,814	$22,448	$24,262	$107	$7,035	$7,142
Real estate – construction	—	3,762	3,762	—	—	—
Commercial, financial and agricultural[1]	5,452	74,254	79,706	563	11,338	11,901
Equity lines	77	11,767	11,844	35	8,046	8,081
Consumer	488	2,317	2,805	—	3	3
Total acquired loans	$7,831	$114,548	$122,379	$705	$26,422	$27,127
1	Includes acquired loans classified by the Corporation as commercial real estate lending and commercial business lending.

The following table presents a summary of the change in the accretable yield of loans classified as purchased credit impaired (PCI):

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019
Accretable yield, balance at beginning of period	$4,721	$5,987
Additions	3,372	—
Accretion	(1,687)	(1,760)
Reclassification of nonaccretable difference due to improvement in expected cash flows	923	727
Other changes, net	115	349
Accretable yield, balance at end of period	$7,444	$5,303

Loans on nonaccrual status were as follows:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Real estate – residential mortgage	$980	$1,526
Commercial, financial and agricultural:
Commercial business lending	—	11
Equity lines	244	229
Consumer	542	118
Consumer finance	369	611
Total loans on nonaccrual status	$2,135	$2,495

The past due status of loans as of June 30, 2020 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$537	$285	$880	$1,702	$1,814	$201,495	$205,011	$291
Real estate – construction:
Construction lending	—	—	—	—	—	56,382	56,382	—
Consumer lot lending	—	—	—	—	—	15,712	15,712	—
Commercial, financial and agricultural:
Commercial real estate lending	232	—	—	232	5,452	415,999	421,683	—
Land acquisition and development lending	—	—	—	—	—	38,121	38,121	—
Builder line lending	—	—	—	—	—	22,172	22,172	—
Commercial business lending	—	—	—	—	—	200,841	200,841	—
Equity lines	47	—	50	97	76	52,524	52,697	—
Consumer	—	57	—	57	489	15,176	15,722	—
Consumer finance	5,096	705	369	6,170	—	294,479	300,649	—
Total	$5,912	$1,047	$1,299	$8,258	$7,831	$1,312,901	$1,328,990	$291
1	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $649,000, 60-89 days past due of $19,000 and 90+ days past due of $1.04 million, as well as nonaccrual loans that are PCI of $427,000.

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

The table above includes nonaccrual loans that are current of $547,000, 30-59 days past due of $197,000, 60-89 days past due of $10,000 and 90+ days past due of $1.74 million.

There were no loan modifications during the three months ended June 30, 2020 classified as a troubled debt restructuring (TDR). There was one loan modification during the six months ended June 30, 2020 that was classified as a TDR.  This TDR was an equity line with a recorded investment of $84,000 at the time of its modification and included modifications of the loan’s payment structure. There was one loan modification during the three and six months ended June 30, 2019 that was classified as a TDR.  This TDR was a consumer loan with a recorded investment of $121,000 at the time of its modification and included a modification of the loan’s interest rate.

All TDRs are considered impaired loans and are individually evaluated in the determination of the allowance for loan losses. A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due. The specific reserve associated with a TDR is reevaluated when a TDR payment default occurs. There were no TDR payment defaults during the three and six months ended June 30, 2020 and 2019.

In response to the effects of the COVID-19 pandemic, including economic disruption and adverse impacts to commercial and consumer borrowers, the Bank has accommodated certain borrowers by granting short-term payment deferrals or periods of interest-only payments of up to six months in each case.  As of June 30, 2020, the Bank had provided short-term payment deferrals on 200 loans with an aggregate balance of $94.91 million. Generally, a short-term payment deferral does not result in a loan modification being classified as a TDR.  Management cannot predict the overall impact of the COVID-19 pandemic on its loan portfolio or the extent of payment deferrals or other modifications that may be granted.

Impaired loans, which included TDRs of $3.79 million, and the related allowance at June 30, 2020 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$2,892	$1,072	$1,677	$69	$2,875	$44
Commercial, financial and agricultural:
Commercial real estate lending	1,401	—	1,401	72	1,409	37
Equity lines	121	113	—	—	120	1
Consumer	126	—	114	107	115	—
Total	$4,540	$1,185	$3,192	$248	$4,519	$82

Impaired loans, which included TDRs of $4.35 million, and the related allowance at December 31, 2019 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,891	$2,192	$1,479	$72	$3,506	$155
Commercial, financial and agricultural:
Commercial real estate lending	1,459	4	1,447	77	1,581	82
Equity lines	31	31	—	—	32	2
Consumer	130	—	121	118	123	—
Total	$5,511	$2,227	$3,047	$267	$5,242	$239

NOTE 5: Allowance for Loan Losses

The following table presents the changes in the allowance for loan losses by major classification during the six months ended June 30, 2020:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2019	$2,080	$681	$7,121	$733	$465	$21,793	$32,873
Provision charged to operations	285	302	1,724	56	33	3,850	6,250
Loans charged off	(4)	—	(18)	—	(133)	(5,422)	(5,577)
Recoveries of loans previously charged off	64	—	2	—	105	2,377	2,548
Balance at June 30, 2020	$2,425	$983	$8,829	$789	$470	$22,598	$36,094

The following table presents the changes in the allowance for loan losses by major classification during the six months ended June 30, 2019:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2018	$2,246	$727	$6,688	$1,106	$257	$22,999	$34,023
Provision (credited) charged to operations	(68)	23	218	(225)	162	4,095	4,205
Loans charged off	(45)	—	(29)	—	(162)	(6,966)	(7,202)
Recoveries of loans previously charged off	9	—	3	—	115	2,248	2,375
Balance at June 30, 2019	$2,142	$750	$6,880	$881	$372	$22,376	$33,401

The following table presents, as of June 30, 2020, the balance of the allowance for loan losses and the balance of loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$69	$—	$72	$—	$107	$—	$248
Collectively evaluated for impairment	2,356	983	8,757	789	363	22,598	35,846
Acquired loans - PCI	—	—	—	—	—	—	—
Total allowance	$2,425	$983	$8,829	$789	$470	$22,598	$36,094
Loans:
Individually evaluated for impairment	$2,749	$—	$1,401	$113	$114	$—	$4,377
Collectively evaluated for impairment	200,448	72,094	675,964	52,508	15,119	300,649	1,316,782
Acquired loans - PCI	1,814	—	5,452	76	489	—	7,831
Total loans	$205,011	$72,094	$682,817	$52,697	$15,722	$300,649	$1,328,990

The following table presents, as of December 31, 2019, the balance of the allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$72	$—	$77	$—	$118	$—	$267
Collectively evaluated for impairment	2,008	681	7,044	733	347	21,793	32,606
Acquired loans - PCI	—	—	—	—	—	—	—
Total allowance	$2,080	$681	$7,121	$733	$465	$21,793	$32,873
Loans:
Individually evaluated for impairment	$3,671	$—	$1,451	$31	$121	$—	$5,274
Collectively evaluated for impairment	177,517	54,246	498,798	52,017	13,635	312,999	1,109,212
Acquired loans - PCI	107	—	563	35	—	—	705
Total loans	$181,295	$54,246	$500,812	$52,083	$13,756	$312,999	$1,115,191

Loans by credit quality indicators as of June 30, 2020 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$201,678	$1,511	$842	$980	$205,011
Real estate – construction:
Construction lending	56,382	—	—	—	56,382
Consumer lot lending	15,712	—	—	—	15,712
Commercial, financial and agricultural:
Commercial real estate lending	393,105	26,125	2,453	—	421,683
Land acquisition and development lending	30,575	7,546	—	—	38,121
Builder line lending	22,172	—	—	—	22,172
Commercial business lending	196,755	4,086	—	—	200,841
Equity lines	52,340	105	8	244	52,697
Consumer	15,119	61	—	542	15,722
	$983,838	$39,434	$3,303	$1,766	$1,028,341
1	At June 30, 2020, the Corporation did not have any loans classified as Doubtful or Loss.

Included in the table above are loans purchased in connection with the acquisition of Peoples of $93.84 million pass rated, $1.77 million special mention, $2.91 million substandard and $427,000 substandard nonaccrual.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$300,280	$369	$300,649

Loans by credit quality indicators as of December 31, 2019 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$177,049	$1,839	$881	$1,526	$181,295
Real estate – construction:
Construction lending	40,943	—	—	—	40,943
Consumer lot lending	13,303	—	—	—	13,303
Commercial, financial and agricultural:
Commercial real estate lending	323,218	3,266	70	—	326,554
Land acquisition and development lending	33,870	9,021	—	—	42,891
Builder line lending	25,995	378	—	—	26,373
Commercial business lending	104,291	692	—	11	104,994
Equity lines	51,662	181	11	229	52,083
Consumer	13,632	6	—	118	13,756
	$783,963	$15,383	$962	$1,884	$802,192
1	At December 31, 2019, the Corporation did not have any loans classified as Doubtful or Loss.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$312,388	$611	$312,999

NOTE 6: Goodwill and Other Intangible Assets

The carrying amount of goodwill was $25.19 million and $14.43 million at June 30, 2020 and December 31, 2019, respectively. The following table presents the changes in goodwill during the six months ended June 30, 2020.  There were no changes in the recorded balance of goodwill during the three and six months ended June 30, 2019.

	Community	Consumer
(Dollars in thousands)	Banking	Finance	Total
Balance as of January 1, 2020	$3,702	$10,723	$14,425
Acquisition of Peoples Bankshares, Incorporated	10,766	—	10,766
Balance at June 30, 2020	$14,468	$10,723	$25,191

The Corporation had $2.46 million and $912,000 of other intangible assets as of June 30, 2020 and December 31, 2019, respectively.  Other intangible assets were recognized in connection with the core deposits acquired from Peoples in 2020 and customer relationships acquired by C&F Wealth Management in 2016.

The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets:

	June 30,		December 31,
	2020		2019
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangibles	$1,711	$(86)	$—	$—
Other intangibles	1,405	(573)	1,405	(493)
Total	$3,116	$(659)	$1,405	$(493)

Amortization expense was $83,000 and $63,000 for the three months ended June 30, 2020 and 2019, respectively and $166,000 and $141,000 for the six months ended June 30, 2020 and 2019, respectively.

NOTE 7: Equity, Other Comprehensive Income and Earnings Per Share

Equity and Noncontrolling Interest

During the six months ended June 30, 2020, the Corporation repurchased 8,963 shares of its common stock for an aggregate cost of $355,000 under share repurchase programs authorized by its Board of Directors. During the three and six months ended June 30, 2019, the Corporation repurchased 32,779 and 65,186 shares of its common stock, respectively, for an aggregate cost of $1.62 million and $3.29 million under the share repurchase programs.  The Corporation did not repurchase any of its common stock during the three months ended June 30, 2020.  Additionally during the six months ended June 30, 2020 and 2019, the Corporation withheld 5,069 shares and 4,842 shares of its common stock, respectively, from employees to satisfy tax withholding obligations upon vesting of restricted stock.  The Corporation’s current share repurchase program expired on May 31, 2020 and has not been renewed or extended at this time.

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

Accumulated Other Comprehensive Loss, Net

The following table presents the cumulative balances of the components of accumulated other comprehensive loss, net of deferred taxes of $303,000 and $604,000 as of June 30, 2020 and December 31, 2019, respectively.

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Net unrealized gains on securities	$4,705	$1,560
Net unrecognized losses on cash flow hedges	(1,654)	(69)
Net unrecognized losses on defined benefit plan	(3,689)	(3,740)
Total accumulated other comprehensive loss, net	$(638)	$(2,249)

Earnings Per Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Three Months Ended June 30,
(Dollars in thousands)	2020	2019
Net income attributable to C&F Financial Corporation	$3,746	$5,843
Weighted average shares outstanding—basic and diluted	3,647,707	3,463,277

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019
Net income attributable to C&F Financial Corporation	$7,324	$9,614
Weighted average shares outstanding—basic and diluted	3,646,161	3,473,875

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

NOTE 8: Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost for the Bank’s non-contributory cash balance pension plan.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost, included in salaries and employee benefits	$415	$316	$801	$609

Other components of net periodic benefit cost:
Interest cost	140	151	275	304
Expected return on plan assets	(371)	(319)	(745)	(649)
Amortization of prior service credit	(17)	(17)	(34)	(34)
Amortization of net obligation at transition	—	—	—	—
Recognized net actuarial losses	57	52	99	94
Other components of net periodic benefit cost, included in other noninterest income	(191)	(133)	(405)	(285)

Net periodic benefit cost	$224	$183	$396	$324

NOTE 9: Fair Value of Assets and Liabilities

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. U.S. GAAP requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. U.S. GAAP also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels. These levels are:

●	Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 assets and liabilities include debt securities traded in an active exchange market, as well as U.S. Treasury securities.

●	Level 2—Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3—Valuation is determined using model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect the Corporation’s estimates of assumptions that market participants would use in pricing the respective asset or liability. Valuation techniques may include the use of pricing models, discounted cash flow models and similar techniques.

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At June 30, 2020 and December 31, 2019, the Corporation’s entire investment securities portfolio was comprised of securities available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are ICE Data Services (ICE) and Thomson Reuters Pricing Service (TRPS).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. ICE provides evaluated prices for the Corporation’s obligations of states and political subdivisions category of securities.  ICE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  TRPS provides evaluated prices for the Corporation’s U.S. government agencies and corporations and mortgage-backed categories of securities.  Fixed-rate callable securities of the U.S. government agencies and corporations category are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to relative to-be-announced mortgage-backed securities (TBA securities) or other benchmark prices. TBA securities prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables. Fixed-rate securities issued by the Small Business Association in the mortgage backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.

Investments in small business investment company funds. The Corporation holds an investment in a small business investment company fund, which is recorded at fair value and included in other assets in the Consolidated Balance Sheets.  Changes in fair value are recognized in net income.  At June 30, 2020, the fair value of the Corporation’s investment in small business investment companies, based on net asset value, was $1.43 million.  Investments in small business investment company funds measured at net asset value are not presented in the tables below related to fair value measurements. Changes in fair value of small business investment company funds resulted in the recognition of unrealized losses of $124,000 for the three and six months ended June 30, 2020.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis.

	June 30, 2020
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$37,205	$—	$37,205
Mortgage-backed securities	—	106,249	—	106,249
Obligations of states and political subdivisions	—	103,679	—	103,679
Total securities available for sale	—	247,133	—	247,133
Loans held for sale	—	180,137	—	180,137
Derivatives
IRLC	—	3,701	—	3,701
Interest rate swaps on loans	—	9,743	—	9,743
Total assets	$—	$440,714	$—	$440,714

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$9,743	$—	$9,743
Cash flow hedges	—	2,273	—	2,273
Forward sales of TBA securities	—	93	—	93
Total liabilities	$—	$12,109	$—	$12,109

	December 31, 2019
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$21,440	$—	$21,440
Mortgage-backed securities	—	86,585	—	86,585
Obligations of states and political subdivisions	—	81,708	—	81,708
Total securities available for sale	—	189,733	—	189,733
Loans held for sale	—	90,500	—	90,500
Derivatives
IRLC	—	1,083	—	1,083
Interest rate swaps on loans	—	2,462	—	2,462
Total assets	$—	$283,778	$—	$283,778

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$2,462	$—	$2,462
Cash flow hedges	—	145	—	145
Forward sales of TBA securities	—	25	—	25
Total liabilities	$—	$2,632	$—	$2,632

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

The following table presents the balances of assets measured at fair value on a nonrecurring basis. At June 30, 2020 there were no impaired loans that were measured at fair value.

	June 30, 2020
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

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis:

	Fair Value Measurements at June 30, 2020
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)[1]
Other real estate owned, net	$268	Appraisals	Discount to reflect current market conditions and estimated selling costs	33%-75% (45%)
Total	$268
1	The weighted average of unobservable inputs is calculated based on the relative asset fair values.

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

	Carrying	Fair Value Measurements at June 30, 2020 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$80,300	$80,300	$—	$—	$80,300
Securities available for sale	247,133	—	247,133	—	247,133
Loans, net	1,292,896	—	—	1,299,598	1,299,598
Loans held for sale	180,137	—	180,137	—	180,137
Derivatives
IRLC	3,701	—	3,701	—	3,701
Interest rate swaps on loans	9,743	—	9,743	—	9,743
Bank-owned life insurance	19,862	—	19,862	—	19,862
Accrued interest receivable	8,104	8,104	—	—	8,104
Financial liabilities:
Demand deposits	1,153,248	1,153,248	—	—	1,153,248
Time deposits	492,541	—	501,932	—	501,932
Borrowings	91,336	—	92,667	—	92,667
Derivatives
Cash flow hedges	2,273	—	2,273	—	2,273
Interest rate swaps on loans	9,743	—	9,743	—	9,743
Forward sales of TBA securities	93	—	93	—	93
Accrued interest payable	1,210	1,210	—	—	1,210

	Carrying	Fair Value Measurements at December 31, 2019 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$165,433	$165,433	$—	$—	$165,433
Securities available for sale	189,733	—	189,733	—	189,733
Loans, net	1,082,318	—	—	1,082,783	1,082,783
Loans held for sale	90,500	—	90,500	—	90,500
Derivatives
IRLC	1,083	—	1,083	—	1,083
Interest rate swaps on loans	2,462	—	2,462	—	2,462
Bank-owned life insurance	16,044	—	16,044	—	16,044
Accrued interest receivable	6,776	6,776	—	—	6,776
Financial liabilities:
Demand deposits	869,194	869,194	—	—	869,194
Time deposits	422,056	—	423,605	—	423,605
Borrowings	161,170	—	154,964	—	154,964
Derivatives
Cash flow hedges	145	—	145	—	145
Interest rate swaps on loans	2,462	—	2,462	—	2,462
Forward sales of TBA securities	25	—	25		25
Accrued interest payable	1,291	1,291	—	—	1,291

NOTE 10: Business Segments

The Corporation operates in a decentralized fashion in three principal business segments: community banking, mortgage banking and consumer finance. Revenues from community banking operations consist primarily of interest earned on loans and investment securities and fees earned on deposit accounts and debit card interchange activity. Previously, the community banking segment was referred to as the retail banking segment. Mortgage banking operating revenues consist principally of gains on sales of loans in the secondary market, mortgage banking fee income related to loan originations, and interest earned on mortgage loans held for sale. Revenues from consumer finance consist primarily of interest earned on purchased retail installment sales contracts.

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

	Three Months Ended June 30, 2020
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$14,894	$1,097	$9,689	$—	$(2,096)	$23,584
Gains on sales of loans	—	4,605	—	—	—	4,605
Other noninterest income	2,221	2,387	80	2,535	—	7,223
Total operating income	17,115	8,089	9,769	2,535	(2,096)	35,412
Expenses:
Provision for loan losses	1,400	—	2,200	—	—	3,600
Interest expense	2,718	280	2,090	338	(2,096)	3,330
Salaries and employee benefits	7,640	2,272	2,134	2,308	—	14,354
Depreciation and amortization	829	73	45	43	—	990
Other noninterest expenses	5,020	2,166	1,057	205	—	8,448
Total operating expenses	17,607	4,791	7,526	2,894	(2,096)	30,722
Income (loss) before income taxes	(492)	3,298	2,243	(359)	—	4,690
Income tax expense (benefit)	(560)	977	605	(75)	—	947
Net income (loss)	$68	$2,321	$1,638	$(284)	$—	$3,743
Total assets	$1,860,367	$192,987	$301,372	$21,834	$(393,356)	$1,983,204
Capital expenditures	$1,568	$32	$305	$—	$—	$1,905

	Three Months Ended June 30, 2019
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$15,419	$669	$10,365	$2	$(2,179)	$24,276
Gains on sales of loans	—	2,955	—	—	—	2,955
Other noninterest income	2,893	1,335	110	909	—	5,247
Total operating income	18,312	4,959	10,475	911	(2,179)	32,478
Expenses:
Provision for loan losses	110	—	1,700	—	—	1,810
Interest expense	2,493	409	2,618	310	(2,179)	3,651
Salaries and employee benefits	6,873	1,611	2,069	942	—	11,495
Depreciation and amortization	758	59	50	(35)	—	832
Other noninterest expenses	4,382	1,276	1,361	203	—	7,222
Total operating expenses	14,616	3,355	7,798	1,420	(2,179)	25,010
Income (loss) before income taxes	3,696	1,604	2,677	(509)	—	7,468
Income tax expense (benefit)	625	422	728	(149)	—	1,626
Net income (loss)	$3,071	$1,182	$1,949	$(360)	$—	$5,842
Total assets	$1,386,332	$101,554	$309,705	$19,696	$(249,291)	$1,567,996
Capital expenditures	$566	$52	$32	$67	$—	$717

	Six Months Ended June 30, 2020
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$30,809	$1,758	$19,790	$—	$(3,995)	$48,362
Gains on sales of loans	—	8,281	—	—	—	8,281
Other noninterest income	4,853	3,998	197	1,247	—	10,295
Total operating income	35,662	14,037	19,987	1,247	(3,995)	66,938
Expenses:
Provision for loan losses	2,400	—	3,850	—	—	6,250
Interest expense	5,862	585	4,376	677	(3,995)	7,505
Salaries and employee benefits	15,700	4,117	4,377	977	—	25,171
Depreciation and amortization	1,635	145	91	86	—	1,957
Other noninterest expenses	10,020	3,817	2,398	514	—	16,749
Total operating expenses	35,617	8,664	15,092	2,254	(3,995)	57,632
Income (loss) before income taxes	45	5,373	4,895	(1,007)	—	9,306
Income tax expense (benefit)	(593)	1,509	1,327	(319)	—	1,924
Net income (loss)	$638	$3,864	$3,568	$(688)	$—	$7,382
Total assets	$1,860,367	$192,987	$301,372	$21,834	$(393,356)	$1,983,204
Capital expenditures	$2,320	$326	$807	$—	$—	$3,453

	Six Months Ended June 30, 2019
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$29,743	$1,019	$20,510	$4	$(4,049)	$47,227
Gains on sales of loans	—	5,091	—	—	—	5,091
Other noninterest income	5,331	2,173	239	2,471	—	10,214
Total operating income	35,074	8,283	20,749	2,475	(4,049)	62,532
Expenses:
Provision for loan losses	110	—	4,095	—	—	4,205
Interest expense	4,668	572	5,169	595	(4,049)	6,955
Salaries and employee benefits	13,851	2,758	4,254	2,539	—	23,402
Depreciation and amortization	1,593	121	102	10	—	1,826
Other noninterest expenses	8,450	2,458	2,684	406	—	13,998
Total operating expenses	28,672	5,909	16,304	3,550	(4,049)	50,386
Income (loss) before income taxes	6,402	2,374	4,445	(1,075)	—	12,146
Income tax expense (benefit)	1,041	625	1,211	(344)	—	2,533
Net income (loss)	$5,361	$1,749	$3,234	$(731)	$—	$9,613
Total assets	$1,386,332	$101,554	$309,705	$19,696	$(249,291)	$1,567,996
Capital expenditures	$1,288	$76	$40	$67	$—	$1,471

During the three months ended June 30, 2020, the Corporation recorded merger related expenses of $439,000 ($347,000 after income taxes), in connection with its acquisition of Peoples, all of which was allocated to the community banking segment and recorded as $50,000 of salaries and benefits expense and $389,000 of other noninterest expense.  During the six months ended June 30, 2020, the Corporation recorded merger related expenses of $1.40 million ($1.13 million after income taxes), in connection with its acquisition of Peoples, of which $1.30 million ($1.03 million after income taxes) was allocated to the community banking segment and recorded as $119,000 of salaries and benefits expense, $879,000 of other noninterest expense and a loss on disposal of equipment of $298,000 included in other noninterest income.  The remainder was recorded as other noninterest expense at the holding company.

The community banking segment extends two warehouse lines of credit to the mortgage banking segment, providing a portion of the funds needed to originate mortgage loans. The community banking segment charges the mortgage banking segment interest at the daily FHLB advance rate plus a spread ranging from 50 basis points to 175 basis points. The community banking segment also provides the consumer finance segment with a portion of the funds needed to purchase loan contracts by means of variable rate notes that carry interest at one-month LIBOR plus 200 basis points, with a floor of 3.5 percent and fixed rate notes that carry interest at rates ranging from 2.0 percent to 8.0 percent. The community banking segment acquires certain residential real estate loans from the mortgage banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. Certain corporate overhead costs incurred by the community banking segment are not allocated to the mortgage banking, consumer finance and other segments.

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of loan commitments at the Bank was $303.92 million at June 30, 2020 and $256.15 million at December 31, 2019, which does not include IRLCs at the mortgage banking segment, which are discussed in Note 12.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $17.18 million at June 30, 2020 and $16.60 million at December 31, 2019.

The mortgage banking segment sells substantially all of the residential mortgage loans it originates to third-party investors. As is customary in the industry, the agreements with these investors require the mortgage banking segment to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the investors are entitled to make loss claims and repurchase requests of the mortgage banking segment for loans that contain covered deficiencies. The mortgage banking segment has obtained early payment default recourse waivers for a significant portion of its business. Recourse periods for early payment default for the remaining investors vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. The mortgage banking segment maintains an allowance for indemnifications that represents management’s estimate of losses that are probable of arising under these recourse provisions. As performance data for loans that have been sold is not made available to the mortgage banking segment by the investors, the evaluation of potential losses is inherently subjective.  A schedule of expected losses on loans with claims or indemnifications is maintained to ensure the reserve is adequate to cover estimated losses. For the three and six months ended June 30, 2020, the Corporation recorded $156,000 and $163,000 of provision for indemnifications, compared to no provision for indemnifications for the three and six months ended June 30, 2019, respectively. The allowance for indemnifications was $2.64 million at June 30, 2020 and $2.48 million at December 31, 2019.

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

Cash flow hedges.  The Corporation designates interest rate swaps as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Corporation’s trust preferred capital notes. These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Corporation’s borrowings for fixed-rate interest payments.  Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Corporation assesses the effectiveness of each hedging relationship quarterly. If the Corporation determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of June 30, 2020, the Corporation has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2024 and June 2029.

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

At June 30, 2020, the mortgage banking segment had $232.97 million of IRLCs and $166.01 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $398.98 million in mortgage loans.  Also at June 30, 2020, the mortgage banking segment had $14.90 million of IRLCs and $8.84 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using forward sales of $20.75 million of TBA securities and mandatory-delivery forward sales contracts for $1.60 million in mortgage loans.

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

The following tables summarize key elements of the Corporation’s derivative instruments other than forward sales of mortgage loans.  The fair values of forward sales of mortgage loans were not material to the consolidated financial statements of the Corporation at June 30, 2020 or December 31, 2019.

	June 30, 2020
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$—	$2,273
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	85,282	9,743	—
Matched interest rate swaps with counterparty	85,282	—	9,743
Mortgage banking contracts:
IRLCs	247,871	3,701	—
Forward sales of TBA securities	20,750	—	93

	December 31, 2019
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$—	$145
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	74,266	2,454	8
Matched interest rate swaps with counterparty	74,266	8	2,454
Mortgage banking contracts:
IRLCs	75,073	1,083	—
Forward sales of TBA securities	24,000	—	25

The Corporation is required to maintain cash collateral with dealer counterparties for derivative instruments in a loss position, subject to certain thresholds and offsets. At June 30, 2020 and at December 31, 2019, $11.79 million and $2.52 million, respectively, of cash collateral was maintained with dealer counterparties and was included in “Other assets” in the Consolidated Balance Sheets.

NOTE 13: Other Noninterest Expenses

The following table presents the significant components in the Consolidated Statements of Income line “Noninterest Expenses-Other.”

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Data processing fees	$2,448	$1,974	$4,842	$3,896
Professional fees	738	789	1,718	1,353
Mortgage banking loan processing expenses	780	388	1,264	683
Telecommunication expenses	409	330	781	648
Marketing and advertising expenses	348	435	838	808
Travel and educational expenses	100	304	544	706
All other noninterest expenses	2,048	1,686	3,825	3,392
Total other noninterest expenses	$6,871	$5,906	$13,812	$11,486

The table above includes merger related expenses for the three months ended June 30, 2020 of $308,000, of which $263,000 was included in data processing fees, $22,000 was included in professional fees, and $23,000 was included in all other noninterest expenses and includes merger related expenses for the six months ended June 30, 2020 of $898,000, of which $501,000 was included in data processing fees, $336,000 was included in professional fees, and $61,000 was included in all other noninterest expenses.  There were no merger related expenses during the three and six months ended June 30, 2019.

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

OVERVIEW

Our primary financial goals are to maximize the Corporation’s earnings and to deploy capital in profitable growth initiatives that will enhance long-term shareholder value. We track three primary financial performance measures in order to assess the level of success in achieving these goals: (1) return on average assets (ROA), (2) return on average equity (ROE), and (3) growth in earnings.  In addition to these financial performance measures, we track the performance of the Corporation’s three principal business segments: community banking, mortgage banking, and consumer finance.  We also actively manage our capital through growth, dividends and share repurchases, while considering the need to maintain a strong capital position.

Financial Performance Measures

Consolidated net income for the Corporation was $3.7 million for the second quarter of 2020, or $1.03 per share, compared with consolidated net income of $5.8 million for the second quarter of 2019, or $1.69 per share.  Consolidated net income for the Corporation was $7.4 million for the first half of 2020, or $2.01 per share, compared with consolidated net income of $9.6 million for the first half of 2019, or $2.77 per share.  The Corporation’s annualized ROE and ROA were 8.41 percent and 0.77 percent, respectively, for the second quarter of 2020, compared to 15.07 percent and 1.51 percent, respectively, for the second quarter of 2019.  The Corporation’s annualized ROE and ROA were 8.34 percent and 0.78 percent, respectively, for the first half of 2020, compared to 12.54 percent and 1.26 percent, respectively, for the first half of 2019.

Consolidated net income for the second quarter and first six months of 2020 was affected by certain items that management does not expect to have an ongoing impact on consolidated net income, including merger related expenses incurred in connection with the Corporation’s acquisition of Peoples Bankshares, Incorporated (Peoples), which was completed on January 1, 2020, impairment charges related to branch consolidation, and a change in income tax law related to the carryback of net operating losses.  Excluding the effects of these items, adjusted net income for the second quarter and first six months of 2020 was $4.0 million, or $1.11 per share and $8.4 million, or $2.30 per share, respectively. Adjusted ROE and adjusted ROA, on an annualized basis were 9.00 percent and 0.82 percent, respectively, for the second quarter of 2020 and 9.53 percent and 0.89 percent, respectively, for the first six months of 2020. There were no adjustments to net income for the three and six months ended June 30, 2019.  Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net income, adjusted earnings per share, adjusted ROE and adjusted ROA, which are non-GAAP financial measures, to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

Consolidated net income and earnings per share decreased 35.9 percent and 39.1 percent, respectively, for the second quarter of 2020, and decreased 23.2 percent and 27.4 percent, respectively, for the first six months of 2020, compared to the same periods in 2019.  Adjusted net income and adjusted earnings per share decreased 31.4 percent and 34.3 percent, respectively, for the second quarter of 2020, and decreased 12.3 percent and 17.0 percent, respectively, for the first six months of 2020, compared to the same periods in 2019.  The decrease in adjusted earnings per share for the second quarter of 2020 compared to the second quarter of 2019 is due primarily to higher provision for loan losses at the community banking and consumer finance segments, lower net interest income and higher operating expenses at the community banking segment and the issuance of 209,871 shares of common stock in connection with the acquisition of Peoples, partially offset by higher mortgage banking segment net income.  The decrease in adjusted earnings per share for the first six months of 2020 compared to the first six months of 2019 is due primarily to higher provision for loan losses and higher operating expenses at the community banking segment and the issuance of common stock in connection with the acquisition of Peoples, partially offset by higher net income at the mortgage banking segment and consumer finance segment.

Impact of and Response to the COVID-19 Pandemic

The outbreak of the novel coronavirus and the resulting COVID-19 illness has caused a significant disruption in economic activity worldwide, and has had a significant impact on businesses and consumers in our market areas and on our results of operations, which the Corporation expects to continue.  Many businesses have temporarily closed or reduced their availability since the beginning of the pandemic; and while many people have returned to work, the U.S. unemployment rate was 11.1 percent in June after reaching 14.7 percent in April.  There remains substantial uncertainty about critical factors that may affect the economy and employment, including a rising trend in new cases of COVID-19 in certain parts the U.S., including Virginia; potential re-tightening of policies that have allowed businesses to open; the continuation, duration and extent of government stimulus efforts, including enhanced unemployment benefits and direct payments; and issues related to the availability of childcare and reopening of schools.

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

Risks to Results of Operations

Elevated loan losses. The COVID-19 pandemic has had a significant impact on businesses and consumers in our market areas.  Many businesses have temporarily closed or faced declines in revenue since the beginning of the pandemic as consumers have been at times instructed to stay at home.  This disruption has caused employers to lay off or reduce compensation of certain employees, and people who have become ill may not receive compensation while they are not able to work, resulting in many households facing reduced income.  Commercial and consumer borrowers affected by the pandemic may not be able to make timely payments on loans, which may lead to an increase in delinquencies or defaults and may ultimately result in increases in net charge-offs and provision for loan losses.  Furthermore, collateral values may decline as a result of decreased economic activity and increased uncertainty during the crisis, which may contribute to an increase in loan losses during and after the pandemic.

In the second quarter and first six months of 2020, the Corporation recorded additional provision for loan losses of approximately $3.5 million and $5.5 million, respectively, as a result of asset quality deterioration that is expected to arise as a result of the COVID-19 pandemic and related economic disruption.  Management continues to monitor changes in economic conditions and asset quality resulting from the COVID-19 pandemic and believes that additional provision for loan losses may be required in future periods.

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

Falling demand for loans. As businesses and consumers have been affected by the pandemic, new investment and consumer spending may decline, resulting in lower demand for loans.  Our recent performance and strategic planning have depended in part on growth in lending, and we have invested in expanding our commercial lending team.  While loans outstanding at the community banking segment grew during the second quarter of 2020, which included loans originated under the Paycheck Protection Program, there can be no assurance that loan growth will continue during or after the pandemic.  Lower demand for loans in our markets as a result of the COVID-19 pandemic, combined with lower interest rates on new loans, may negatively impact interest income from loans.

Impairment of securities and goodwill.  A broad decrease in economic activity as a result of the COVID-19 pandemic is expected to affect tax revenues of states and political subdivisions, and increased uncertainty has resulted in volatility in the market price of investments.  The Corporation holds securities issued by states and political subdivisions that may experience shortfalls in general revenues or an inability to repay obligations when due as a result of the crisis, and there is a risk that these securities may become impaired, which would have a negative impact on the Corporation’s results of operations.  Additionally, depending on the severity of the economic consequences of the COVID-19 pandemic, the Corporation’s goodwill may become impaired, which would have a negative impact on the Corporation’s results of operations.

Our Response to the Crisis

The Corporation has taken steps in various areas of our businesses in response to the changes in circumstances arising from the COVID-19 pandemic.

●	We have adapted our technology and processes to allow a substantial portion of administrative personnel to work remotely beginning in mid-March 2020. During the second quarter of 2020, some employees have returned to our offices on a full-time or part-time basis, but many continue to work remotely as we utilize our administrative offices at no more than 50 percent of normal staffing.
●	We have implemented safe and healthy practices of social distancing and enhanced cleaning to protect our employees and customers as we continue to operate and serve our communities. These practices include closing the lobbies of our Bank branches except for appointments.
●	Bank customers continue to have access to our products and services through our online and mobile platforms, ATMs and drive-thru facilities, as well as by appointment in our branch lobbies.
●	We have originated 1,210 loans under the Paycheck Protection Program (PPP) of the Small Business Administration (SBA) as of June 30, 2020, with an aggregate principal amount of $88.9 million.
●	We are working proactively with borrowers affected by the crisis, including offering short-term loan modifications, such as payment deferrals or interest only periods of up to six months, for borrowers who are temporarily unable to make loan payments. As of June 30, 2020, we have provided payment deferrals or interest only periods of less than six months on 200 loans with aggregate balances of $94.9 million.

Principal Business Segments

An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in the section “Results of Operations.”

Community Banking:  The community banking segment reported net income of $68,000 for the second quarter of 2020, compared to net income of $3.1 million for the second quarter of 2019.  For the first six months of 2020, C&F Bank reported net income of $638,000, compared to $5.4 million for the first six months of 2019.  Prior to the second quarter of 2020, the community banking segment was referred to as the retail banking segment.  There have been no changes to the composition of the community banking segment.

Community banking segment net income included the effects of the following items which management does not expect to have an ongoing impact on segment income: (1) merger related expenses of $439,000 ($347,000 after income taxes) and $1.3 million ($1.0 million after income taxes) for the second quarter and first six months of 2020, respectively; (2) a write-down of assets of $281,000 ($222,000 after income taxes) for the second quarter and first six months of 2020 related to the planned consolidation of C&F Bank’s main office into a nearby branch and donation of real estate to the Town of West Point, VA expected to occur in the fourth quarter of 2020; and (3) income tax benefits of $303,000 in the second quarter and first six months of 2020 arising from a change in tax law enacted in response to the COVID-19 pandemic which changed the tax rate applied to certain net operating losses of Peoples.  The community banking segment expects to recover the amount of the asset write-down through cost savings by the end of 2021, with estimated annual cost savings of approximately $220,000.

In addition to the effects of these items that are not expected to have an ongoing impact on segment earnings, community banking segment net income decreased for the second quarter and first six months of 2020 compared to the same periods in 2019 primarily as a result of (1) higher provision for loan losses, as the COVID-19 pandemic continues to have a disruptive economic impact in the markets that C&F Bank serves, even as many businesses have reopened, (2) higher operating expenses, including assuming certain operating costs of Peoples and investing in technology infrastructure to support continued growth; (3) lower yields on loans, securities, and interest-earning deposits with other banks; (4) higher average balances of interest-bearing deposit accounts; and (5) lower service charges on deposit accounts.  These factors were partially offset by higher average loans outstanding, which contributed to higher interest income for the first six months of 2020 compared to the same period in 2019, and higher non-interest income from debit card interchange fees.  The community banking segment completed the integration of the systems and processes of Peoples Community Bank in the second quarter of 2020 and expects that its cost savings following the acquisition of Peoples will be substantially realized by the end of 2020.

Average loans increased $228.5 million or 29.6 percent for the second quarter of 2020 and $187.7 million or 24.3 percent for the first six months of 2020, compared to the same periods in 2019.  These increases included $102.8 million and $110.7 million for the second quarter and first six months of 2020, respectively, of average balances of  loans acquired in the acquisition of Peoples, and $67.8 million and $33.9 million, respectively, of average balances of loans originated under the PPP. The increase in average loans outstanding for the second quarter and first six months of 2020 compared to the same periods in 2019 excluding the acquisition of Peoples and the PPP was due primarily to growth in the commercial real estate and commercial business lending segments of the loan portfolio.  Average loan yields were lower for the second quarter and first six months of 2020 compared to the same periods in 2019 due to repricing of variable rate loans, lower average yields on new lending, including PPP loans, and lower interest income on purchased credit impaired (PCI) loans.  The recognition of interest income on PCI loans is based on management’s expectation of future payments of principal and interest. Earlier than expected repayments of certain PCI loans resulted in the recognition of additional interest income in the first six months of 2020 and 2019. Interest income recognized on PCI loans was $729,000 and $1.7 million for the second quarter and first six months of 2020, respectively, compared to $1.3 million and $1.8 million for the second quarter and first six months of 2019, respectively.

C&F Bank’s total nonperforming assets were $2.8 million at June 30, 2020, compared to $2.6 million at December 31, 2019. Nonperforming assets at June 30, 2020 included $1.7 million in nonaccrual loans, compared to $1.5 million at December 31, 2019 and included $1.1 million in other real estate owned at both June 30, 2020 and December 31, 2019.  Nonaccrual loans were comprised primarily of residential mortgages and equity lines at June 30, 2020 and December 31, 2019.  The community banking segment recorded provision for loan losses of $1.4 million and $2.4 million in the second quarter and first six months of 2020, respectively, compared to $110,000 for both the second quarter and first six months of 2019, due primarily to the COVID-19 pandemic, and we anticipate that additional increases in the allowance for loan losses may be required in future periods.

Mortgage Banking:  The mortgage banking segment reported net income of $2.3 million for the second quarter of 2020, compared to net income of $1.2 million for the second quarter of 2019. For the first six months of 2020, C&F Mortgage Corporation reported net income of $3.9 million, compared to net income of $1.7 million for the first six months of 2019.

The increase in net income of the mortgage banking segment for the second quarter and first six months of 2020 compared to the same periods in 2019 was due primarily to higher gains on sales of loans and mortgage banking fee income, resulting from record loan production, and higher fee income for providing mortgage origination functions to third parties, which were partially offset by higher compensation expense related to higher loan volume. Mortgage loan originations for the mortgage banking segment were $448.3 million and $708.6 million for the second quarter and first six months of 2020, respectively, compared to $246.9 million and $385.6 million for the second quarter and first six months of 2019, respectively.  Loan production for the second quarter and first six months of 2020 was the highest reported by the mortgage banking segment for any quarter and for the first six months of any calendar year in the Corporation’s history.  Lower interest rates on mortgage loans have contributed to an increase in volume in the broader mortgage industry in the first six months of 2020 compared to the same period in the prior year.  Mortgage loan originations for the mortgage banking segment during the second quarter of 2020 for refinancings and home purchases were $199.6 million and $248.7 million, respectively, compared to $32.1 million and $214.8 million, respectively, during the second quarter of 2019.  Mortgage loan originations for the mortgage banking segment during the first six months of 2020 for refinancings and home purchases were $335.4 million and $373.2 million, respectively, compared to $54.0 million and $331.6 million, respectively, during the first six months of 2019. Gains on sales of loans, which were higher primarily as a result of higher mortgage loan production at the mortgage banking segment, were impacted unfavorably by a higher mix of refinancings, which have lower margins than home purchases, and by expenses related to early repayment of loans sold.

Consumer Finance:  The consumer finance segment reported net income of $1.6 million for the second quarter of 2020, compared to net income of $1.9 million for the second quarter of 2019.  For the first six months of 2020, C&F Finance Company reported net income of $3.6 million, compared to net income of $3.2 million for the first six months of 2019.

Favorable factors affecting net income of the consumer finance segment for the second quarter and first six months of 2020 compared to the same periods in 2019 included a decrease in interest expense due to lower average cost of borrowings. Unfavorable factors affecting net income of the consumer finance segment for the second quarter and first six months of 2020 compared to the same periods in 2019 included lower interest income from loans, due primarily to lower average yields, and higher provision for loan losses in the second quarter and first six months of 2020 related to the COVID-19 pandemic and related economic disruption.  The average yield on loans for the second quarter and first six months of 2020 was lower compared to the same periods of 2019 due to continued competition in the non-prime automobile loan business and the consumer finance segment’s pursuing growth in higher quality, lower yielding loans, which include prime marine and recreational vehicle (RV) loans.

The annualized net charge-off ratio for the first six months of 2020 decreased to 1.99 percent from 3.15 percent for the first six months of 2019. The decline reflects a lower number of charge-offs during 2020 due to (1) improvement in loan performance and (2) C&F Finance Company offering a higher number of payment deferrals to borrowers impacted by the pandemic.  Improvement in loan performance has resulted from C&F Finance Company continuing to purchase higher quality loans as well as borrowers benefitting from the government’s stimulus measures in response to the pandemic.  C&F Finance Company offers payment deferrals at times to non-prime automobile borrowers as a management technique to achieve higher ultimate cash collections.  The average amount deferred on a monthly basis during the second quarter and first six months of 2020 were 5.58 percent and 4.05 percent of non-prime automobile loans outstanding, compared to 1.78 percent and 1.91 percent during the same periods in 2019.  At June 30, 2020, total delinquent loans, which does not include loans that have been granted a payment deferral, as a percentage of total loans was 2.05 percent, compared to 4.17 percent at December 31, 2019 and 3.49 percent at June 30, 2019.  The allowance for loan losses was $22.6 million, or 7.52 percent of total loans at June 30, 2020, compared to $21.8 million, or 6.96 percent of total loans at December 31, 2019. The increase in the level of the allowance for loan losses as a percentage of total loans reflects losses that are probable as a result of the economic impacts of the COVID-19 pandemic.  We anticipate that additional increases in the allowance for loan losses may be required in future periods.

Merger Related Expenses.  In the second quarter and first six months of 2020, the Corporation recorded merger related expenses of $439,000 ($347,000 after income taxes) and $1.4 million ($1.1 million after taxes), respectively, in connection with its acquisition of Peoples, of which $439,000 ($347,000 after income taxes) and $1.3 million ($1.0 million after income taxes) was allocated to the community banking segment and the remainder was recorded as a holding company expense in the second quarter and first six months of 2020, respectively. As of June 30, 2020, the Corporation has recorded aggregate merger related expenses of $2.1 million ($1.8 million after income taxes) and expects that any further merger related expenses incurred in future periods will not be significant to the Corporation as a whole.

Capital Management. Total equity was $183.3 million at June 30, 2020, compared to $165.3 million at December 31, 2019. Capital growth resulted primarily from earnings for the first six months of 2020 and the issuance of $11.6 million of common equity in connection with the acquisition of Peoples on January 1, 2020, which was offset in part by share repurchases of $618,000 and cash dividends declared of $0.76 per share during the first six months of 2020. For the second quarter of 2020, the Corporation’s cash dividend equated to a payout ratio of 37.0 percent of second quarter earnings per share. The Corporation cannot predict what impact the COVID-19 pandemic will ultimately have on its earnings and capital levels.  At this time, the Corporation expects to continue paying a regular quarterly dividend.  The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions (including the impact of COVID-19), current and future capital requirements and expected future earnings.

In May 2019, the Corporation’s Board of Directors authorized a program, effective June 1, 2019, to repurchase up to $5.0 million of the Corporation’s common stock (the Repurchase Program) through May 31, 2020.  The Corporation made no repurchases of its common stock during the three months ended June 30, 2020.  Repurchases under the Corporation’s share repurchase program for the first six months of 2020 were $355,000. The Corporation had made aggregate common stock repurchases of $2.1 million under the Repurchase Program when the program expired on May 31, 2020.  The Repurchase Program has not been renewed or extended at this time. At June 30, 2020, the book value per share of the Corporation’s common stock was $50.10, and tangible book value per share was $42.52, compared to $48.07 and $43.61, respectively, at December 31, 2019.

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

Goodwill: The Corporation's goodwill was recognized in connection with past business combinations and is reported at the community banking segment and the consumer finance segment. The Corporation reviews the carrying value of goodwill at least annually or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Corporation may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Corporation elects to bypass the qualitative assessment or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying value to determine whether an impairment exists. In the last evaluation of goodwill at the community banking segment and the consumer finance segment, which was the annual evaluation in the fourth quarter of 2019, the Corporation concluded that no impairment existed based on an assessment of qualitative factors.  As the COVID-19 pandemic and the related economic disruption has caused a recession and resulted in recognition of higher provisions for loan losses and a decrease in net income of the community banking segment and consumer finance segment, management considered the impact of the pandemic on goodwill and determined that a triggering event had not occurred as of June 30, 2020.  Depending on the severity and duration of the economic consequences of the COVID-19 pandemic and their impact on the Corporation, management may determine that goodwill should be evaluated for impairment.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three and six months ended June 30, 2020 and 2019.  Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Accretion of fair value purchase adjustments related to business combinations are included in the computation of yields on loans and investments and on the costs of deposits and borrowings. The accretion contributed approximately 18 basis points to the yield on loans and 14 basis points to both the yield on interest earning assets and the net interest margin for the second quarter of 2020, compared to approximately 45 basis points to the yield on loans and 36 basis points to both the yield on interest earning assets and the net interest margin for the second quarter of 2019.  The accretion contributed approximately 27 basis points to the yield on loans and 21 basis points to both the yield on interest earning assets and the net interest margin for the first six months of 2020, compared to approximately 31 basis points to the yield on loans and 24 basis points to both the yield on interest earning assets and the net interest margin for the first six months of 2019.  Fees collected on PPP loans are recognized net of direct origination costs over the life of the loans and contributed 10 basis points and 6 basis points to the yield on loans for the second quarter and first six months of 2020, respectively, and contributed 9 and 4 basis points for the second quarter and first six months of 2020, respectively, to both the yield on earning assets and net interest margin.  Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented.

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended June 30,
	2020			2019
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$152,185	$815	2.14%	$134,098	$815	2.43%
Tax-exempt	83,923	651	3.10	74,408	704	3.78
Total securities	236,108	1,466	2.48	208,506	1,519	2.91
Total loans	1,444,899	22,235	6.19	1,138,382	22,328	7.87
Interest-bearing deposits in other banks	100,728	52	0.21	103,153	582	2.26
Total earning assets	1,781,735	23,753	5.36	1,450,041	24,429	6.76
Allowance for loan losses	(34,512)			(33,819)
Total non-earning assets	208,238			129,564
Total assets	$1,955,461			$1,545,786

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$253,282	111	0.18	$217,215	307	0.57
Money market deposit accounts	248,352	212	0.34	197,395	261	0.53
Savings accounts	161,153	32	0.08	120,847	29	0.10
Certificates of deposit, $100 or more	271,504	1,254	1.86	205,026	929	1.82
Other certificates of deposit	226,270	877	1.56	183,488	695	1.52
Interest-bearing deposits	1,160,561	2,486	0.86	923,971	2,221	0.96
Borrowings	136,450	847	2.48	159,558	1,430	3.58
Total interest-bearing liabilities	1,297,011	3,333	1.03	1,083,529	3,651	1.35
Noninterest-bearing demand deposits	425,796			276,341
Other liabilities	54,544			30,861
Total liabilities	1,777,351			1,390,731
Equity	178,110			155,055
Total liabilities and equity	$1,955,461			$1,545,786
Net interest income		$20,420			$20,778
Interest rate spread			4.33%			5.41%
Interest expense to average earning assets (annualized)			0.75%			1.01%
Net interest margin (annualized)			4.61%			5.75%

	Six Months Ended June 30,
	2020			2019
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$141,468	$1,602	2.26%	$136,980	$1,674	2.44%
Tax-exempt	78,585	1,279	3.26	75,356	1,442	3.83
Total securities	220,053	2,881	2.62	212,336	3,116	2.93
Total loans	1,374,104	45,162	6.61	1,119,116	43,254	7.79
Interest-bearing deposits in other banks	145,098	650	0.90	103,478	1,171	2.28
Total earning assets	1,739,255	48,693	5.63	1,434,930	47,541	6.68
Allowance for loan losses	(33,689)			(33,966)
Total non-earning assets	195,932			128,767
Total assets	$1,901,498			$1,529,731

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$257,251	341	0.27	$221,122	619	0.56
Money market deposit accounts	242,966	540	0.45	201,405	521	0.52
Savings accounts	152,921	60	0.08	120,690	59	0.10
Certificates of deposit, $100 or more	260,080	2,487	1.92	193,584	1,646	1.71
Other certificates of deposit	239,667	1,943	1.63	180,089	1,284	1.44
Total interest-bearing deposits	1,152,885	5,371	0.94	916,890	4,129	0.91
Borrowings	150,855	2,137	2.83	159,771	2,826	3.54
Total interest-bearing liabilities	1,303,740	7,508	1.16	1,076,661	6,955	1.30
Noninterest-bearing demand deposits	373,817			269,708
Other liabilities	46,924			30,065
Total liabilities	1,724,481			1,376,434
Equity	177,017			153,297
Total liabilities and equity	$1,901,498			$1,529,731
Net interest income		$41,185			$40,586
Interest rate spread			4.47%			5.38%
Interest expense to average earning assets			0.87%			0.97%
Net interest margin			4.76%			5.71%

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

TABLE 2: Rate-Volume Recap

	Three Months Ended June 30, 2020 from 2019
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$(5,346)	$5,253	$(93)
Securities:
Taxable	(103)	103	—
Tax-exempt	(136)	83	(53)
Interest-bearing deposits in other banks	(516)	(14)	(530)
Total interest income	(6,101)	5,425	(676)
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	(240)	44	(196)
Money market deposit accounts	(106)	57	(49)
Savings accounts	(6)	9	3
Certificates of deposit, $100 or more	20	305	325
Other certificates of deposit	18	164	182
Total interest-bearing deposits	(314)	579	265
Borrowings	(396)	(187)	(583)
Total interest expense	(710)	392	(318)
Change in net interest income	$(5,391)	$5,033	$(358)

	Six Months Ended June 30, 2020 from 2019
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$(7,127)	$9,035	$1,908
Securities:
Taxable	(126)	54	(72)
Tax-exempt	(223)	60	(163)
Interest-bearing deposits in other banks	(880)	359	(521)
Total interest income	(8,356)	9,508	1,152
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	(365)	87	(278)
Money market deposit accounts	(77)	96	19
Savings accounts	(13)	14	1
Certificates of deposit, $100 or more	221	620	841
Other certificates of deposit	188	471	659
Total interest-bearing deposits	(46)	1,288	1,242
Borrowings	(539)	(150)	(689)
Total interest expense	(585)	1,138	553
Change in net interest income	$(7,771)	$8,370	$599

Net interest income, on a taxable-equivalent basis, for the three months ended June 30, 2020 was $20.4 million, compared to $20.8 million for the three months ended June 30, 2019. Net interest income, on a taxable-equivalent basis, for the first six months of 2020 was $41.2 million, compared to $40.6 million for the first half of 2019.  Annualized net interest margin decreased 114 basis points to 4.61 percent for the second quarter of 2020 and decreased 95 basis points to 4.76 percent for the first six months of 2020, relative to the same periods in 2019, due primarily to lower average yields on loans.  The yield on interest-earning assets and cost of interest-bearing liabilities decreased by 140 basis points and 32 basis points, respectively, for the second quarter of 2020 and decreased by 105 basis points and 14 basis points, respectively for the first six months of 2020, compared to the same periods in 2019.  Average earning assets grew by $331.7 million and $304.3 million for the second quarter and first six months of 2020, compared to the same periods in 2019, primarily due to the acquisition of Peoples on January 1, 2020 as well as growth in loans, including PPP loans, and securities, funded by deposit growth.

Average loans, which includes both loans held for investment and loans held for sale, increased $306.5 million to $1.4 billion for the second quarter of 2020, compared to the same period in 2019, and increased $255.0 million to $1.4 billion for the first six months of 2020, compared to the same period in 2019. Average loans held for investment at the community banking segment increased $228.5 million, or 29.6 percent, for the second quarter of 2020, and increased $187.7 million, or 24.3 percent for the first six months of 2020 compared to the same periods in 2019.  These increases included $102.8 million and $110.7 million for the second quarter and first six months of 2020, respectively, of average balances of loans acquired in the acquisition of Peoples, and $67.8 million and $33.9 million, respectively, of average balances of loans originated under the PPP. The remaining increase in average loans outstanding at the community banking segment for the second quarter and first six months of 2020 compared to the same periods in 2019 was due primarily to growth in the commercial real estate and commercial business lending segments of the loan portfolio. Average loans held for investment at the consumer finance segment decreased $2.2 million, or 0.7 percent, for the second quarter of 2020, and increased $5.9 million, or 2.0 percent, for the first six months of 2020, compared to the same periods of 2019 as average marine and RV loans increased due to the continued expansion of the consumer finance segment’s purchases of those loan contracts and average automobile loans decreased.  Average loans held for sale at the mortgage banking segment increased $78.8 million, or 134.8 percent, for the second quarter of 2020, and increased $60.3 million, or 140.1 percent, for the first six months of 2020, compared to the same periods in 2019, due to higher loan production.

The overall yield on average loans decreased 168 basis points to 6.19 percent for the second quarter of 2020 and decreased 118 basis points to 6.61 percent for the first six months of 2020, compared to the same periods of 2019 due primarily to lower market interest rates, changes in the composition of the loan portfolio, and loans originated under the PPP, which had lower yields relative to other loans. Average loans at the community banking and mortgage banking segments increased as a percentage of total loans, while average loans at the consumer finance segment, which has higher average yields, decreased as a percentage of total loans. In addition, yields at the consumer finance segment were lower as it has continued to pursue growth in higher quality, lower yielding loans including prime marine and RV loans. Lower interest income on PCI loans at the community banking segment for the second quarter and first half of 2020 as compared to the same periods of 2019 also contributed to the decrease in yield. While yields on loans originated under the PPP were lower than the average yield of other loans at the community banking segment during the second quarter and first six months of 2020, unrecognized net deferred fees of $3.4 million at June 30, 2020 may result in higher yields in future periods as they are recognized over the remaining life of those loans, a portion of which are expected to be repaid by the SBA prior to maturity in accordance with the forgiveness provisions of the PPP.

Average securities available for sale increased $27.6 million and $7.7 million for the second quarter and first six months of 2020, compared to the same periods in 2019 due primarily to the acquisition of Peoples and higher purchases of securities, partially offset by net declines during 2019 from sales, maturities and calls. The average yield on the securities portfolio on a taxable-equivalent basis decreased 43 and 31 basis points for the second quarter and first six months of 2020, compared to the same periods in 2019, due to purchases of securities in 2020 at lower average yields relative to the average yield of the portfolio as a whole.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the Federal Reserve Bank, decreased $2.4 million and increased $41.6 million for the second quarter and first six months of 2020, compared to the same periods in 2019. The average yield on interest-bearing deposits in other banks decreased 205 and 138 basis points for the second quarter and first six months of 2020, respectively, compared to the same periods in 2019, due to lower average rates on excess cash reserves, partially offset by an increase in purchased time deposits.  The Federal Reserve Bank decreased the interest rate on excess cash reserve balances from 2.35 percent at June 30, 2019 to 1.55 percent by the end of 2019, and then further decreased the interest rate to 0.10 percent by the end of the second quarter of 2020 in response to the COVID-19 pandemic.

Average money market, savings and interest-bearing demand deposits increased $127.3 million and $109.9 million for the second quarter and first six months of 2020, and average time deposits increased $109.3 million and $126.1 million for the second quarter and first six months of 2020, compared to the same periods in 2019, due primarily to the acquisition of Peoples.  The increases in average money market, savings and interest bearing-demand deposits included $58.0 million for the second quarter of 2020 and $68.5 million for the first six months of 2020, and the increases in average time deposits included $78.0 million for the second quarter of 2020 and $77.9 million for the first six months of 2020, related to the acquisition of Peoples. Deposit growth was also impacted by the effect of PPP loans and direct government payments received by depositors. The average cost of interest-bearing deposits decreased ten and increased three basis points for the second quarter and first six months of 2020, compared to the same periods in 2019, as offered interest rates increased in the second half of 2019 and decreased in the first six months of 2020.  Changes in the cost of money market, savings and interest-bearing demand deposits take effect immediately upon a change in rates, but changes in the average cost of time deposits lag changes in pricing based on the repricing of time deposits at maturity.

Average borrowings decreased $23.1 million and $8.9 million for the second quarter and first six months of 2020, compared to the same periods in 2019 due primarily to the repayment of long-term borrowings partially offset by the assumption of $4.0 million of subordinated debt upon the acquisition of Peoples.  Repayment of long-term borrowings included paying off a revolving bank line of credit in the second quarter of 2020 using excess cash. The average cost of borrowings decreased 110 and 71 basis points during the second quarter and first six months of 2020, compared to the same periods in 2019, because of decreases in short-term interest rates, to which variable-rate borrowings at the consumer finance segment are indexed.

The Corporation believes that its net interest margin may be affected in future periods by several factors that are difficult to predict, including (1) changes in interest rates, which may depend on the severity of adverse economic conditions, the timing and extent of any economic recovery, and the extent of government stimulus measures, which are inherently uncertain, (2) possible changes in the composition of earning assets which may result from decreased loan demand as a result of the current economic environment (3) accretion of purchase discounts on loans related to acquisitions, which is included in yields on loans and may fluctuate based on the timing of repayment, (4) the repricing of  higher-rate time deposits and borrowings as they mature to lower rates, which may occur at a slower rate than the repricing of interest bearing assets and (5) the recognition of net deferred fees on PPP loans, which is subject to the timing of repayment or forgiveness.

Noninterest Income

TABLE 3: Noninterest Income

	Three Months Ended June 30, 2020
	Community	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$4,605	$—	$—	$4,605
Mortgage banking fee income	—	1,986	—	—	1,986
Interchange income	1,141	—	—	—	1,141
Service charges on deposit accounts	639	—	—	—	639
Wealth management services income, net	1	—	—	747	748
Other service charges and fees	394	—	—	—	394
Gain (loss) on disposition of assets, net	(276)	—	—	—	(276)
Net gains on sales, maturities and calls of available for sale securities	3	—	—	—	3
Other income (loss), net	319	401	80	1,788	2,588
Total noninterest income	$2,221	$6,992	$80	$2,535	$11,828

	Three Months Ended June 30, 2019
	Community	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$2,955	$—	$—	$2,955
Mortgage banking fee income	—	1,267	—	—	1,267
Interchange income	1,071	—	—	—	1,071
Service charges on deposit accounts	944	—	—	—	944
Wealth management services income, net	—	—	—	475	475
Other service charges and fees	416	—	1	—	417
Gain (loss) on disposition of assets, net	7	—	—	(6)	1
Net gains on sales, maturities and calls of available for sale securities	1	—	—	—	1
Other income (loss), net	454	68	109	440	1,071
Total noninterest income	$2,893	$4,290	$110	$909	$8,202

	Six Months Ended June 30, 2020
	Community	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$8,281	$—	$—	$8,281
Mortgage banking fee income	—	3,291	—	—	3,291
Interchange income	2,230	—	—	—	2,230
Service charges on deposit accounts	1,641	—	—	—	1,641
Wealth management services income, net	1	—	—	1,332	1,333
Other service charges and fees	768	—	1	—	769
Gain (loss) on disposition of assets, net	(574)	65	—	—	(509)
Net gains on sales, maturities and calls of available for sale securities	7	—	—	—	7
Other income (loss), net	780	642	196	(85)	1,533
Total noninterest income	$4,853	$12,279	$197	$1,247	$18,576

	Six Months Ended June 30, 2019
	Community	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$5,091	$—	$—	$5,091
Mortgage banking fee income	—	2,037	—	—	2,037
Interchange income	2,029	—	—	—	2,029
Service charges on deposit accounts	1,862	—	—	—	1,862
Wealth management services income, net	—	—	—	924	924
Other service charges and fees	713	—	2	—	715
Gain (loss) on disposition of assets, net	4	13	—	(6)	11
Net gains on sales, maturities and calls of available for sale securities	5	—	—	—	5
Other income (loss), net	718	123	237	1,553	2,631
Total noninterest income	$5,331	$7,264	$239	$2,471	$15,305

Total noninterest income increased $3.6 million, or 44.2 percent, in the second quarter of 2020, compared to the second quarter of 2019, and increased $3.3 million, or 21.4 percent, in the first six months of 2020, compared to the first six months of 2019.  This increase in noninterest income was due primarily to (1) higher mortgage loan production at the mortgage banking segment, which resulted in an increase in gains on sales of loans, mortgage banking fee income and  fee income for providing mortgage origination functions to third parties (included in other income), as lower mortgage loan interest rates made mortgage products more attractive to consumers and contributed to an increase in volume in the mortgage industry, (2) an increase in wealth management services income and (3) an increase in debit card interchange income at the community banking segment, partially offset by (1) asset write-downs at the community banking segment of $281,000 and $579,000 in the second quarter and first six months of 2020, respectively, (2) lower  service charges on deposit accounts at the community banking segment due to fewer overdraft fees charged and (3) unrealized losses at the community banking segment on investments in small business investment company funds of $124,000 for the second quarter and first six months of 2020.  Asset write-downs at the community banking segment included $298,000 of merger related costs recognized in the first quarter of 2020 upon disposition of assets acquired from Peoples and $281,000 recognized in the second quarter of 2020 related to branch consolidation.  Noninterest income was also affected by an increase of $1.4 million for the second quarter of 2020 and a decrease of $1.6 million for the first six months of 2020, compared to the same periods in 2019, related to unrealized gains and losses in the Corporation’s nonqualified deferred compensation plan, which are included in “Other income (loss), net” in the “Other and Eliminations” column in the tables above.  Unrealized gains and losses on the Corporation’s nonqualified deferred compensation plan are offset by expenses, as discussed below.  Gains on sales of loans, which were higher primarily as a result of higher mortgage loan production at the mortgage banking segment, were impacted unfavorably by a higher mix of refinancings, which have lower margins than home purchases, and by expenses related to early repayment of loans sold.

Noninterest Expense

TABLE 4: Noninterest Expense

	Three Months Ended June 30, 2020
	Community	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$7,640	$2,272	$2,134	$2,308	$14,354
Occupancy expense	1,551	800	161	55	2,567
Other expenses:
Data processing	1,855	18	294	18	2,185
Professional fees	678	110	77	186	1,051
Mortgage banking loan processing expenses	—	780	—	—	780
Other expenses (income)	1,765	531	570	(11)	2,855
Total other expenses	4,298	1,439	941	193	6,871
Total noninterest expense	$13,489	$4,511	$3,236	$2,556	$23,792

	Three Months Ended June 30, 2019
	Community	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$6,873	$1,611	$2,069	$942	$11,495
Occupancy expense	1,435	537	167	9	2,148
Other expenses:
Data processing	1,599	14	340	22	1,975
Professional fees	580	41	149	19	789
Mortgage banking loan processing expenses	—	388	—	—	388
Other expenses	1,526	355	755	118	2,754
Total other expenses	3,705	798	1,244	159	5,906
Total noninterest expense	$12,013	$2,946	$3,480	$1,110	$19,549

	Six Months Ended June 30, 2020
	Community	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$15,700	$4,117	$4,377	$977	$25,171
Occupancy expense	3,073	1,463	325	33	4,894
Other expenses:
Data processing	4,163	34	608	37	4,842
Professional fees	1,050	182	202	284	1,718
Mortgage banking loan processing expenses	—	1,264	—	—	1,264
Other expenses	3,369	1,019	1,354	246	5,988
Total other expenses	8,582	2,499	2,164	567	13,812
Total noninterest expense	$27,355	$8,079	$6,866	$1,577	$43,877

	Six Months Ended June 30, 2019
	Community	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$14,545	$3,391	$4,348	$1,118	$23,402
Occupancy expense	2,921	1,016	370	31	4,338
Other expenses:
Data processing	3,183	24	649	40	3,896
Professional fees	905	57	285	106	1,353
Mortgage banking loan processing expenses	—	683	—	—	683
Other expenses	2,340	166	1,388	1,660	5,554
Total other expenses	6,428	930	2,322	1,806	11,486
Total noninterest expense	$23,894	$5,337	$7,040	$2,955	$39,226

Total noninterest expenses increased $4.2 million, or 21.7 percent, in the second quarter of 2020, compared to the second quarter of 2019, and increased $4.7 million, or 11.9 percent, in the first six months of 2020, compared to the first six months of 2019.  This increase in noninterest expenses was due primarily to (1) merger related expenses associated with the acquisition of Peoples, (2) the assumption of certain operating costs of Peoples Community Bank at the community banking segment, included primarily in salaries and employee benefits and data processing expenses, (3) increases in salaries and employee benefits expense associated with (a) C&F Bank adding new talent to its commercial lending team in the Richmond and Charlottesville markets at the community banking segment during 2019 and (b) higher mortgage loan production at the mortgage banking segment, resulting in higher commissions and increased personnel, (4) higher data processing expenses associated with investing in technology infrastructure to support continued growth (5) higher expense for loan processing at the mortgage banking segment as a result of higher mortgage loan production and (6) provision for indemnifications at the mortgage banking segment, included in “Other expenses,” of $156,000 and $163,000 for the second quarter and first six months of 2020, compared to zero in 2019.  Noninterest expense was also affected by an increase of $1.4 million for the second quarter of 2020 and a decrease of $1.6 million for the first six months of 2020, compared to the same periods in 2019, in salaries and employee benefits expense related to unrealized gains and losses in the Corporation’s nonqualified deferred compensation plan, which are shown in the “Other and Eliminations” column in the tables above.

Merger related expenses for the second quarter of 2020 were $439,000, of which $50,000 was salaries and employee benefits expense, $263,000 was data processing expense, $81,000 was occupancy expense, $22,000 was professional fees expense and $23,000 was included in other noninterest expenses, and all of which were allocated to the community banking segment.  Merger related expenses for the first six months of 2020 were $1.4 million, including $1.3 million at the community banking segment, of which $501,000 was data processing expense, $236,000 was professional fees expense, $119,000 was salaries and employee benefits expense, $81,000 was occupancy expense, $61,000 was included in all other noninterest expenses, and $298,000 was a loss on disposition of assets and was recorded in noninterest income.  Merger related expenses for the first six months of 2020 also included $100,000 at the holding company, shown in the “Other and Eliminations” column, above, which was professional fees expense.  There were no merger related expenses for the first six months of 2019.

In connection with the consolidation of C&F Bank’s main office in West Point, VA, which is expected to occur in the fourth quarter of 2020, the community banking segment expects to realize annualized cost savings of approximately $220,000 by the second quarter of 2021.

Income Taxes

The Corporation’s consolidated effective income tax rate was 20.7 percent and 20.9 percent for the first six months of 2020 and 2019, respectively. The lower effective income tax rate for the first six months of 2020 compared to the same period in 2019 resulted primarily from income tax benefits of $303,000 arising from a change in income tax law enacted in response to the COVID-19 pandemic which changed the tax rate applied to certain net operating losses of Peoples, partially offset by higher pre-tax income at the mortgage banking and consumer finance segments, which are subject to state income tax, and a limitation on the deductibility of executive compensation.

ASSET QUALITY

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. Table 5 summarizes the allowance activity for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Three Months Ended June 30,
(Dollars in thousands)	2020	2019
Balance, beginning of period	$33,298	$33,589
Provision for loan losses:
Community Banking	1,400	110
Consumer Finance	2,200	1,700
Total provision for loan losses	3,600	1,810
Loans charged off:
Real estate—residential mortgage	—	(45)
Commercial, financial and agricultural[1]	—	(29)
Consumer	(40)	(86)
Consumer finance	(1,996)	(3,076)
Total loans charged off	(2,036)	(3,236)
Recoveries of loans previously charged off:
Real estate—residential mortgage	60	4
Commercial, financial and agricultural[1]	1	2
Consumer	43	73
Consumer finance	1,128	1,159
Total recoveries	1,232	1,238
Net loans charged off	(804)	(1,998)
Balance, end of period	$36,094	$33,401
Ratio of annualized net (recoveries) charge-offs to average total loans outstanding during period for Community Banking	(0.03)%	0.04%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	1.15%	2.52%

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019
Balance, beginning of period	$32,873	$34,023
Provision for loan losses:
Community Banking	2,400	110
Consumer Finance	3,850	4,095
Total provision for loan losses	6,250	4,205
Loans charged off:
Real estate—residential mortgage	(4)	(45)
Commercial, financial and agricultural[1]	(18)	(29)
Consumer	(133)	(162)
Consumer finance	(5,422)	(6,966)
Total loans charged off	(5,577)	(7,202)
Recoveries of loans previously charged off:
Real estate—residential mortgage	64	9
Commercial, financial and agricultural[1]	2	3
Consumer	105	115
Consumer finance	2,377	2,248
Total recoveries	2,548	2,375
Net loans charged off	(3,029)	(4,827)
Balance, end of period	$36,094	$33,401
Ratio of annualized net (recoveries) charge-offs to average total loans outstanding during period for Community Banking	(0.01)%	0.03%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	1.99%	3.15%

1	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Table 6 presents the allocation of the allowance for loan losses as of the dates indicated.

TABLE 6: Allocation of Allowance for Loan Losses

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,425	$2,080
Real estate—construction [1]	983	681
Commercial, financial and agricultural [2]	8,828	7,121
Equity lines	789	733
Consumer	471	465
Consumer finance	22,598	21,793
Total allowance for loan losses	$36,094	$32,873
Ratio of loans to total period-end loans:
Real estate—residential mortgage	16%	16%
Real estate—construction [1]	5	5
Commercial, financial and agricultural [2]	51	45
Equity lines	4	5
Consumer	1	1
Consumer finance	23	28
	100%	100%
1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators are presented in Table 7 below.  The characteristics of these loan ratings are as follows:

●	Pass rated loans are to persons or business entities with an acceptable financial condition, appropriate collateral margins, appropriate cash flow to service the existing loan, and an appropriate leverage ratio. The borrower has paid all obligations as agreed and it is expected that this type of payment history will continue. When necessary, acceptable personal guarantors support the loan.

●	Special mention loans have a specific identified weakness in the borrower’s operations and in the borrower’s ability to generate positive cash flow on a sustained basis. The borrower’s recent payment history may be characterized by late payments. The Corporation’s risk exposure is mitigated by collateral supporting the loan. The collateral is considered to be well-margined, well maintained, accessible and readily marketable.

●	Substandard loans are considered to have specific and well-defined weaknesses that jeopardize the viability of the Corporation’s credit extension. The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantor(s) to pay the loan may not adequately protect the Corporation. There is a distinct possibility that the Corporation will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet the Corporation’s definition of impaired unless the loan is significantly past due and the borrower’s performance and financial condition provide evidence that it is probable that the Corporation will be unable to collect all amounts due.

●	Substandard nonaccrual loans have the same characteristics as substandard loans; however, they have a nonaccrual classification because it is probable that the Corporation will not be able to collect all amounts due.

●	Doubtful rated loans have all the weaknesses inherent in a loan that is classified substandard but with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high.
●	Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

TABLE 7: Credit Quality Indicators

Loans by credit quality indicators as of June 30, 2020 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$201,678	$1,511	$842	$980	$205,011
Real estate – construction [2]	72,094	—	—	—	72,094
Commercial, financial and agricultural [3]	642,607	37,757	2,453	—	682,817
Equity lines	52,340	105	8	244	52,697
Consumer	15,119	61	—	542	15,722
	$983,838	$39,434	$3,303	$1,766	$1,028,341

Included in the table above are loans purchased in connection with the acquisition of Peoples of $93.8 million pass rated, $1.8 million special mention, $2.9 million substandard and $427,000 substandard nonaccrual.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$300,280	$369	$300,649
1	At June 30, 2020, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2019 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$177,049	$1,839	$881	$1,526	$181,295
Real estate – construction [2]	54,246	—	—	—	54,246
Commercial, financial and agricultural [3]	487,374	13,357	70	11	500,812
Equity lines	51,662	181	11	229	52,083
Consumer	13,632	6	—	118	13,756
	$783,963	$15,383	$962	$1,884	$802,192

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$312,388	$611	$312,999
1	At December 31, 2019, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

The increase in loans rated Special Mention at June 30, 2020 compared to December 31, 2019 is related primarily to two commercial real estate loans which were rated Pass at December 31, 2019.  Each loan was classified as Special Mention at June 30, 2020 partially as a result of effects on the borrowers of the COVID-19 pandemic.

Table 8 summarizes nonperforming assets as of the dates indicated.

TABLE 8: Nonperforming Assets

Community Banking Segment

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Loans, excluding purchased loans	$900,774	$770,423
Purchased performing loans[1]	114,548	26,422
Purchased credit impaired loans[1]	7,831	705
Total loans	$1,023,153	$797,550

Nonaccrual loans	$1,734	$1,512
OREO[2]	1,103	1,103
Total nonperforming assets	$2,837	$2,615

Accruing loans past due for 90 days or more	$291	$109
Troubled debt restructurings (TDRs)[3]	$3,790	$4,353
Allowance for loan losses (ALL)	$12,898	$10,482
Nonperforming assets to total loans and OREO	0.28%	0.33%
ALL to total loans, excluding purchased credit impaired loans[4]	1.27	1.32
ALL to total nonaccrual loans	743.83	693.25
Annualized net (recoveries) charge-offs to average total loans	(0.01)	0.04
1	Acquired loans are tracked in two separate categories – “purchased performing” and “purchased credit impaired.” The remaining discount for the purchased performing loans was $2.4 million at June 30, 2020 and $1.4 million at December 31, 2019. The remaining discount for the purchased credit impaired loans was $10.7 million at June 30, 2020 and $5.6 million at December 31, 2019. The increase in remaining discount on purchased performing loans and purchased credit impaired loans from December 31, 2019 to June 30, 2020 is due primarily to loans acquired in the acquisition of Peoples.
2	OREO includes $835,000 at both June 30, 2020 and December 31, 2019 related to the land and buildings of the Bellgrade branch, which was consolidated into a nearby branch in 2019.
3	Nonaccrual loans include nonaccrual TDRs of $459,000 at June 30, 2020 and $254,000 at December 31, 2019.
4	The ratio of ALL to total loans, excluding purchased credit impaired loans, includes purchased performing loans and loans originated under the PPP for which no allowance for loan losses is required. The ratio of ALL to total loans excluding all purchased loans and loans originated under the PPP was 1.59 percent at June 30, 2020 and 1.36 percent at December 31, 2019.

Mortgage Banking Segment

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Nonaccrual loans	$32	$372
Total loans	$5,188	$4,642
ALL	$598	$598
Nonaccrual loans to total loans	0.62%	8.01%
ALL to total loans	11.53	12.88

Consumer Finance Segment

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Nonaccrual loans	$369	$611
Accruing loans past due for 90 days or more	$—	$—
Repossessed assets	$265	$410
Total loans	$300,649	$312,999
ALL	$22,598	$21,793
Nonaccrual consumer finance loans to total consumer finance loans	0.12%	0.20%
ALL to total consumer finance loans	7.52	6.96
Annualized net charge-offs to average total loans	1.99	3.05

Nonperforming assets of the community banking segment totaled $2.8 million at June 30, 2020, compared to $2.6 million at December 31, 2019. Nonperforming assets at June 30, 2020 consisted of $1.1 million in OREO at both June 30, 2020 and December 31, 2019, and consisted of $1.7 million in nonaccrual loans at June 30, 2020, compared to $1.5 million in nonaccrual loans at December 31, 2019.  Nonaccrual loans were comprised primarily of residential mortgages and equity lines at June 30, 2020 and December 31, 2019.

The allowance for loan losses as a percentage of total loans at the community banking segment, excluding PCI loans, at June 30, 2020 decreased to 1.27 percent, compared to 1.32 percent at December 31, 2019, due to the addition of loans in 2020, including purchased performing loans that were recorded at fair value in the acquisition of Peoples and PPP loans, which require no reserve. The allowance for loan losses as a percentage of total loans excluding all purchased loans and loans originated under the PPP was 1.59 percent at June 30, 2020, compared to 1.36 percent at December 31, 2019.  The community banking segment recorded provision for loan losses of $1.4 million and $2.4 million in the second quarter and first six months of 2020 due primarily to asset quality issues expected to result from the COVID-19 pandemic and related economic disruption and loan growth.  We anticipate that additional increases in the allowance for loan losses may be required in future periods as more information becomes available about the economic impacts of this crisis.

Nonaccrual loans at the consumer finance segment were $369,000 at June 30, 2020, compared to $611,000 at December 31, 2019. Nonaccrual consumer finance loans remain low relative to the allowance for loan losses and the total consumer finance loan portfolio because the consumer finance segment generally initiates repossession of loan collateral once a loan becomes more than 60 days delinquent.  Repossessed vehicles of the consumer finance segment are classified as other assets and consist only of vehicles the Corporation has the legal right to sell.  Prior to the reclassification from loans to repossessed vehicles, the difference between the carrying amount of each loan and the fair value of each vehicle (i.e. the deficiency) is charged against the allowance for loan losses. At June 30, 2020, repossessed vehicles available for sale totaled $265,000, compared to $410,000 at December 31, 2019.

The consumer finance segment’s allowance for loan losses increased $805,000 to $22.6 million at June 30, 2020 from $21.8 million at December 31, 2019, and its provision for loan losses increased $500,000 for the second quarter of 2020 and decreased $245,000 for the first six months of 2020, compared to the same periods in 2019. Total delinquent loans, which does not include loans that have been granted a payment deferral, as a percentage of total loans decreased to 2.05 percent at June 30, 2020 compared to 4.17 percent at December 31, 2019. The consumer finance segment, at times, offers payment deferrals to non-prime automobile borrowers as a management technique to achieve higher ultimate cash collections on select loan accounts. Payment deferrals may affect the ultimate timing of when an account is charged off. A significant reliance on deferrals as a means of managing collections may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio.  The average amounts deferred on a monthly basis during the second quarter and first six months of 2020 were 5.58 percent and 4.05 percent of non-prime automobile loans outstanding, compared to 1.78 percent and 1.91 percent during the same periods in 2019. Payment deferrals increased for the three and six months ended June 30, 2020 compared to the same periods in 2019 as the COVID-19 pandemic affected the ability of some borrowers to make timely payments.

The annualized net charge-off ratio for the first six months of 2020 decreased to 1.99 percent from 3.15 percent for the first six months of 2019 due to a lower number of charge-offs during the first six months of 2020 as a result of improvement in loan performance and the consumer finance segment offering a higher number of payment deferrals to borrowers impacted by the pandemic. Improvement in loan performance has resulted from the consumer finance segment continuing to purchase higher quality loans, including marine and RV loans, as well as borrowers benefitting from the government’s stimulus measures in response to the pandemic. The Corporation can give no assurance as to the continuation of government stimulus measures or the extent to which they will be effective. The allowance for loan losses as a percentage of loans increased to 7.52 percent at June 30, 2020, compared to 6.96 percent at December 31, 2019. The increase in the level of the allowance for loan losses as a percentage of total loans reflects losses that are probable as a result of the economic impacts of the COVID-19 pandemic.  We anticipate that additional increases in the allowance for loan losses may be required in future periods as more information becomes available about the economic impacts of this crisis.

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

TABLE 9: Impaired Loans

Impaired loans, which included TDRs of $3.8 million, and the related allowance at June 30, 2020, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$2,892	$1,072	$1,677	$69	$2,875	$44
Commercial, financial and agricultural:
Commercial real estate lending	1,401	—	1,401	72	1,409	37
Equity lines	121	113	—	—	120	1
Consumer	126	—	114	107	115	—
Total	$4,540	$1,185	$3,192	$248	$4,519	$82

Impaired loans, which included TDRs of $4.4 million, and the related allowance at December 31, 2019, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,891	$2,192	$1,479	$72	$3,506	$155
Commercial, financial and agricultural:
Commercial real estate lending	1,459	4	1,447	77	1,581	82
Equity lines	31	31	—	—	32	2
Consumer	130	—	121	118	123	—
Total	$5,511	$2,227	$3,047	$267	$5,242	$239

TDRs at June 30, 2020 and December 31, 2019 were as follows:

TABLE 10: Troubled Debt Restructurings

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Accruing TDRs	$3,331	$4,099
Nonaccrual TDRs[1]	459	254
Total TDRs[2]	$3,790	$4,353
1	Included in nonaccrual loans in Table 8: Nonperforming Assets.
2	Included in impaired loans in Table 9: Impaired Loans.

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

The Corporation has accommodated certain borrowers affected by the COVID-19 pandemic by granting short-term payment deferrals or periods of interest-only payments, including, as of June 30, 2020, 200 loans which had an aggregate balance of $94.9 million and were current at the time of modification.  Generally, a short-term payment deferral does not result in a loan modification being classified as a TDR.  Management cannot predict the overall impact of the COVID-19 pandemic on its loan portfolio or the extent of payment deferrals or other modifications that may be granted.  Depending on the severity and duration of the economic disruption caused by the COVID-19 pandemic, the Corporation may experience an increase in delinquencies that may lead to further loan modifications, including loan modifications that may be classified as TDRs.  For further information concerning loan modifications in response to the COVID-19 pandemic, refer to Table 14 below.

FINANCIAL CONDITION

At June 30, 2020, the Corporation had total assets of $2.0 billion, which was an increase of $325.8 million since December 31, 2019. The increase resulted primarily from the acquisition of Peoples on January 1, 2020, which added total assets of $190.6 million, and deposit growth, partially offset by repayment of borrowings.

Loan Portfolio

Table 11 presents information pertaining to the composition of loans held for investment.

TABLE 11: Summary of Loans Held for Investment

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate—residential mortgage	$205,011	16%	$181,295	16%
Real estate—construction [1]	72,094	5	54,246	5
Commercial, financial, and agricultural [2]	682,817	51	500,812	45
Equity lines	52,697	4	52,083	5
Consumer	15,722	1	13,756	1
Consumer finance	300,649	23	312,999	28
Total loans	1,328,990	100%	1,115,191	100%
Less allowance for loan losses	(36,094)		(32,873)
Total loans, net	$1,292,896		$1,082,318
1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Beginning in April 2020, the community banking segment originated loans under the PPP which are guaranteed by the SBA, and in some cases borrowers may be eligible to obtain forgiveness of the loans, in which case loans would be repaid by the SBA.  Aggregate fees from the SBA of $3.8 million, net of direct costs, will be recognized in interest income over the life of the loans. As repayment of the loans is guaranteed by the SBA, the community banking segment does not recognize a reserve for PPP loans in its allowance for loan losses.  Table 12 presents information pertaining to loans originated under the PPP.

TABLE 12: Loans Originated under the Paycheck Protection Program through June 30, 2020

Dollars in thousands	Number of Loans	Amount Advanced
Below $50	804	$15,837
At least $50 and below $250	334	35,740
At least $250 and below $500	49	16,697
$500 and greater	23	20,612
	1,210	$88,886

In evaluating the allowance for loan losses, the community banking segment considered its exposure to segments of the economy that it believes have been or will be most sensitive to the impacts of the COVID-19 pandemic.  Table 13 presents balances of loans to borrowers in these sensitive industries at June 30, 2020, and the exposure of the community banking segment to those borrowers, which includes available credit.

TABLE 13: Sensitive Industries and Exposure

	June 30, 2020
Dollars in thousands	Balance	Exposure
Health care[1]	$78,305	$81,850
Apartments	77,087	95,860
Commercial real estate - retail[2]	54,833	60,710
Restaurants	11,715	16,764
Fitness centers and recreation	11,606	11,885
Hospitality	3,398	17,878
	$236,944	$284,947

________________________

1	Includes primarily loans secured by medical office buildings and assisted living facilities.
2	Includes loans secured by commercial real estate used or being constructed for use in a retail business, a majority of which are leased to unrelated retail tenants.

During the second quarter of 2020, the community banking segment assisted loan customers who experienced difficulty making payments as a result of the pandemic and related economic disruption by offering payment deferrals.  Loan modifications were offered on balances that comprise 9 percent of the balance of total loans of the community banking segment.  These modifications included periods of interest-only payments and periods of complete payment deferral, which represented 39 percent and 61 percent, respectively, of the total modifications offered, based on loan balance.  Loans that were modified in response to the COVID-19 pandemic, including modifications offered to borrowers in the industries most sensitive to the impacts of the pandemic, are presented in Table 14.

TABLE 14: Loan Modifications in Response to COVID-19

	June 30, 2020
Dollars in thousands	Number of Loans	Balance
Health care	37	$33,178
Apartments	4	9,781
Commercial real estate - retail	15	9,577
Restaurants	5	3,596
Fitness centers and recreation	3	8,478
Hospitality	2	3,398
Loans in COVID-19 sensitive industries	66	68,008
Other commercial	45	20,521
Consumer	89	6,385
Total loans	200	$94,914

Investment Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At June 30, 2020 and December 31, 2019, all securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 15: Securities Available for Sale

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$37,205	15%	$21,440	11%
Mortgage-backed securities	106,249	43	86,585	46
Obligations of states and political subdivisions	103,679	42	81,708	43
Total available for sale securities at fair value	$247,133	100%	$189,733	100%

For more information about the Corporation's securities available for sale, including information about securities in an unrealized loss position at June 30, 2020 and December 31, 2019, see Part I, Item 1, “Financial Statements” under the heading “Note 3: Securities” in this Quarterly Report on Form 10-Q.

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first six months of 2020, deposits increased $354.5 million to $1.65 billion at June 30, 2020, compared to $1.29 billion at December 31, 2019. This increase resulted from the addition of $171.8 million of deposits in connection with the acquisition of Peoples and deposit growth, which included the effect of PPP loans and direct government payments received by depositors.

The Corporation had $4.6 million in brokered money market and time deposits outstanding at June 30, 2020, compared to $2.0 million at December 31, 2019. The source of these brokered deposits is primarily uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Borrowings

Borrowings decreased to $91.3 million at June 30, 2020 from $161.2 million at December 31, 2019 due primarily to C&F Finance Company amending and repaying its revolving bank line of credit, which had an outstanding balance of $75.0 million at December 31, 2019, and paydowns on FHLB advances, partially offset by fluctuations in repurchase agreements with commercial deposit customers, the assumption of $4.0 million of subordinated debt in connection with the acquisition of Peoples and recording a lease liability in connection with entering into a finance lease in the second quarter of 2020.

Off-Balance Sheet Arrangements

As of June 30, 2020, there have been no material changes to the off-balance sheet arrangements disclosed in Part II, Item 7, "Management's Discussion and Analysis," under the heading "Off-Balance-Sheet Arrangements" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019.

At June 30, 2020, the mortgage banking segment had $233.0 million of  interest rate lock commitments (IRLCs) and $166.0 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $399.0 million in mortgage loans.  Also at June 30, 2020, the mortgage banking segment had $14.9 million of IRLCs and $8.8 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using forward sales of $20.8 million of TBA securities and mandatory-delivery forward sales contracts for $1.6 million in mortgage loans.

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

The Corporation has interest rate swaps that qualify and are designated as cash flow hedges. The Corporation’s cash flow hedges effectively modify the Corporation’s exposure to interest rate risk by converting variable rates of interest on $25.0 million of the Corporation’s trust preferred capital notes to fixed rates of interest for periods that end between June 2024 and June 2029. The cash flow hedges’ total notional amount is $25.0 million. At June 30, 2020, the cash flow hedges had a fair value of $2.3 million, which is recorded in other liabilities.  The net gain/loss on the cash flow hedges is recognized as a component of other comprehensive income and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings.

The Corporation also enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs.  The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms.  The net effect of these interest rate swaps and the related loans is that the customer pays a fixed rate of interest and the Corporation receives a floating rate.  At June 30, 2020, the total notional amount of the interest rate swaps related to these loans was $170.6 million and the interest rate swaps had a net fair value of zero, with $9.7 million recognized in other assets and $9.7 million recognized in other liabilities.  These swaps are not designated as hedging instruments; therefore, changes in fair value are recorded in other noninterest expense.

The Corporation’s contracts with dealer counterparties for interest rate swaps and forward sales of TBA securities require the Corporation to post collateral for derivative instruments in a loss position, subject to certain thresholds and offsets.  At June 30, 2020 and at December 31, 2019, $11.8 million and $2.5 million, respectively, of cash collateral was maintained with dealer counterparties and was included in “Other assets” in the Consolidated Balance Sheets.

Contractual Obligations

As of June 30, 2020, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in Part II, Item 7, “Management's Discussion and Analysis," under the heading “Table 20: Contractual Obligations” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available for sale, totaled $204.85 million at June 30, 2020, compared to $227.7 million at December 31, 2019. The Corporation’s funding sources, including capacity, amount outstanding and amount available at June 30, 2020 are presented in Table 16.

TABLE 16: Funding Sources

	June 30, 2020
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$95,000	$—	$95,000
Repurchase lines of credit	50,000	—	50,000
Borrowings from FHLB	204,009	37,000	167,009
Borrowings from Federal Reserve Bank	102,284	—	102,284
Revolving bank line of credit	50,000	—	50,000
Total	$501,293	$37,000	$464,293

We have no reason to believe these arrangements will not be renewed at maturity.  During the six months ending June 30, 2020, the Corporation pledged additional loans as collateral in order to increase available liquidity at the Federal Reserve Bank that had been unpledged as of December 31, 2019.  Additional loans and securities are available that can be pledged as collateral for future borrowings from the Federal Reserve Bank or the FHLB above the current lendable collateral value. Our ability to maintain sufficient liquidity may be affected by numerous factors, including economic conditions nationally and in our markets. Depending on our liquidity levels, our capital position, conditions in the capital markets, our business operations and initiatives, and other factors, we may from time to time consider the issuance of debt, equity or other securities or other possible capital market transactions, the proceeds of which could provide additional liquidity for our operations.

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

					Minimum To Be
					Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2020:
Total Capital (to Risk-Weighted Assets)
Corporation	$206,490	13.7%	$120,408	8.0%	N/A	N/A
C&F Bank	201,045	13.5	118,951	8.0	$148,689	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	183,463	12.2	90,306	6.0	N/A	N/A
C&F Bank	182,243	12.3	89,213	6.0	118,951	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	158,463	10.5	67,730	4.5	N/A	N/A
C&F Bank	182,243	12.3	66,910	4.5	96,648	6.5
Tier 1 Capital (to Average Assets)
Corporation	183,463	9.6	76,682	4.0	N/A	N/A
C&F Bank	182,243	9.6	75,966	4.0	94,957	5.0

As of December 31, 2019:
Total Capital (to Risk-Weighted Assets)
Corporation	$195,927	14.9%	$105,544	8.0%	N/A	N/A
C&F Bank	181,369	14.0	103,307	8.0	$129,134	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	179,233	13.6	79,158	6.0	N/A	N/A
C&F Bank	165,021	12.8	77,480	6.0	103,307	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	154,233	11.7	59,369	4.5	N/A	N/A
C&F Bank	165,021	12.8	58,110	4.5	83,937	6.5
Tier 1 Capital (to Average Tangible Assets)
Corporation	179,233	11.1	64,863	4.0	N/A	N/A
C&F Bank	165,021	10.3	64,201	4.0	80,251	5.0

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

In addition to the regulatory risk-based capital amounts presented above, the Bank must maintain a capital conservation buffer of additional capital of 2.5 percent of risk-weighted assets as required by the Basel III Final Rule.  At June 30, 2020, the Bank exceeded the total capital conservation buffer and the tier 1 capital conservation buffer by 302 basis points and 376 basis points, respectively.  At December 31, 2019, the Bank exceeded the total capital conservation buffer and the tier 1 capital conservation buffer by 355 and 428 basis points, respectively.  The increase in regulatory capital of C&F Bank during the first six months of 2020 is due primarily to the acquisition of Peoples and current period earnings.

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

USE OF CERTAIN NON-GAAP FINANCIAL MEASURES

The accounting and reporting policies of the Corporation conform to U.S. GAAP and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of the Corporation’s performance. These include adjusted net income; adjusted earnings per share; adjusted annualized ROE; and adjusted annualized ROA, all of which are adjusted to exclude the one-time effect of merger related expenses in connection with the acquisition of Peoples, tangible book value per share and the following fully-taxable equivalent (FTE) measures:  interest income on loans-FTE, interest income on securities-FTE, total interest income-FTE and net interest income-FTE.

Management believes that the use of these non-GAAP measures provide meaningful information about operating performance by enhancing comparability with other financial periods and other financial institutions. The non-GAAP measures used by management enhance comparability by excluding the effects of items that do not reflect ongoing operating performance, including non-recurring gains or charges, balances of intangible assets, including goodwill, that vary significantly between institutions and tax benefits that are not consistent across different opportunities for investment. These non-GAAP financial measures should not be considered an alternative to U.S. GAAP-basis financial statements, and other bank holding companies may define or calculate these or similar measures differently. A reconciliation of the non-GAAP financial measures used by the Corporation to evaluate and measure the Corporation’s performance to the most directly comparable U.S. GAAP financial measures is presented below.

	For The		For The
	Quarter Ended		Six Months Ended
(Dollars in thousands except for per share data)	6/30/2020	6/30/2019	6/30/2020	6/30/2019

Adjusted Net Income and Earnings Per Share	(unaudited)		(unaudited)
Net income, as reported	$3,743	$5,842	$7,382	$9,613
Merger related expenses[1]	347	-	1,132	-
Branch consolidation[1]	222	-	222	-
Change in tax law	(303)	-	(303)	-
Adjusted net income	$4,009	$5,842	$8,433	$9,613

Weighted average shares - basic and diluted	3,647,707	3,463,277	3,646,161	3,473,875

Earnings per share - basic and diluted, as reported	$1.03	$1.69	$2.01	$2.77
Merger related expenses	0.10	-	0.31	-
Branch consolidation	0.06	-	0.06	-
Change in tax law	(0.08)	-	(0.08)	-
Adjusted earnings per share - basic and diluted	$1.11	$1.69	$2.30	$2.77

Adjusted Return on Average Equity (ROE)
Average total equity, as reported	$178,110	$155,055	$177,017	$153,297

Annualized ROE, as reported	8.41%	15.07%	8.34%	12.54%
Adjusted annualized ROE	9.00%	15.07%	9.53%	12.54%

Adjusted Return on Average Assets (ROA)
Average assets, as reported	$1,955,461	$1,545,786	$1,901,498	$1,529,731

Annualized ROA, as reported	0.77%	1.51%	0.78%	1.26%
Adjusted annualized ROA	0.82%	1.51%	0.89%	1.26%

Fully Taxable Equivalent Net Interest Income[2]
Interest income on loans	$22,204	$22,323	$45,101	$43,243
FTE adjustment	31	5	61	11
FTE interest income on loans	$22,235	$22,328	$45,162	$43,254

Interest income on securities	$1,328	$1,371	$2,611	$2,813
FTE adjustment	138	148	270	303
FTE interest income on securities	$1,466	$1,519	$2,881	$3,116

Total interest income	$23,584	$24,276	$48,362	$47,227
FTE adjustment	169	153	331	314
FTE interest income	$23,753	$24,429	$48,693	$47,541

Net interest income	$20,254	$20,625	$40,857	$40,272
FTE adjustment	169	153	331	314
FTE net interest income	$20,423	$20,778	$41,188	$40,586

________________________

1	Merger related expenses are net of related income taxes of $92,000 and $264,000 for the three and six months ended June 30, 2020, respectively. Branch consolidation charges are net of related income taxes of $59,000 for both the three and six months ended June 30, 2020.
2	Assuming a tax rate of 21%.

	6/30/2020	12/31/2019
Tangible Book Value Per Share	(unaudited)	*
Equity attributable to C&F Financial Corporation	$182,726	$164,798
Less goodwill	25,191	14,425
Less other intangible assets	2,457	912
Tangible equity attributable to C&F Financial Corporation	$155,078	$149,461

Shares outstanding	3,647,447	3,438,126

Book value per share	$50.10	$48.07
Tangible book value per share	$42.52	$43.61

________________________

*	Derived from audited consolidated financial statements.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, including statements concerning the Corporation’s expectations, plans, objectives or beliefs regarding future financial performance; actions and initiatives taken in response to the COVID-19 pandemic; potential effects of the COVID-19 pandemic, including on asset quality, the allowance for loan losses, provision for loan losses, interest rates and bank customers, expected benefits of branch consolidation, impairment of securities and goodwill, future dividend payments, expected impacts of the Corporation’s acquisition of Peoples, strategic business initiatives and the anticipated effects thereof, including lending under the PPP loan program, competition among financial institutions and the expected effects thereof, margin compression, technology initiatives, asset quality, adequacy of allowances for loan losses and the level of future charge-offs, capital levels, the effect of future market industry trends and interest rate environments and the effects of future interest rate fluctuations. These forward-looking statements are subject to significant risks and uncertainties due to factors that could have a material adverse effect on the operations and future prospects of the Corporation, including, but not limited to, changes in:

●the ability of the Corporation and the Bank to realize the anticipated benefits of the acquisition of Peoples
●expected revenue synergies and cost savings from the acquisition of Peoples that may not be fully realized or realized within the expected time frame
●revenues following the acquisition of Peoples that may be lower than expected
●customer and employee relationships and business operations as a result of disruptions caused by the acquisition of Peoples
●the ability of the Corporation and the Bank to realize the anticipated benefits of the branch consolidation
●interest rates, such as changes or volatility in the Federal Funds rate, yields on U.S. Treasury securities or mortgage rates
●general business conditions, as well as conditions within the financial markets
●general economic conditions, including unemployment levels and slowdowns in economic growth, especially related to further and sustained economic impacts of the COVID-19 pandemic, the severity and duration of the pandemic, including whether there is a “second wave” as a result of loosening of government restrictions, the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described  herein
●the Corporation’s ability to manage the impact of the COVID-19 pandemic, including the steps the Corporation takes in response to COVID-19
●potential claims, damages and fines related to litigation or actions arising from the Corporation’s participation in and administration of programs related to the COVID-19 pandemic (including, among other things, the PPP and other programs established pursuant to the Coronavirus Aid, Relief, and Economic Security, or CARES, Act)
●the legislative and regulatory climate, including regulatory initiatives with respect to financial institutions, including the Consumer Financial Protection Bureau (the CFPB) and the regulatory and enforcement activities of the CFPB, the application of the Basel III capital standards to C&F Bank, the effect of the Economic Regulatory Relief and Consumer Protection Act (the Act) and changes in the effect of the Act due to issuance of interpretive regulatory guidance or enactment of corrective or supplemental legislation

●monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Federal Reserve Board, and the effect of these policies on interest rates and business in our markets
●the value of securities held in the Corporation’s investment portfolios
●the quality or composition of the loan portfolios and the value of the collateral securing those loans
●the commercial and residential real estate markets
●the inventory level and pricing of used automobiles, including sales prices of repossessed vehicles
●the level of net charge-offs on loans and the adequacy of our allowance for loan losses
●deposit flows
●demand in the secondary residential mortgage loan markets
●the level of indemnification losses related to mortgage loans sold
●competition from both banks and non-banks, including competition in the non-prime automobile finance markets
●demand for financial services in the Corporation’s market area, including demand for loans
●the Corporation's technology initiatives and other strategic initiatives
●the Corporation’s branch consolidations
●cyber threats, attacks or events
●reliance on third parties for key services
●expansion of C&F Bank’s product offerings
●accounting principles, policies and guidelines, and elections made by the Corporation thereunder.

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

ITEM 4.CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2020 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

The Corporation completed the acquisition of Peoples on January 1, 2020, and completed its consolidation and integration of Peoples’ legacy systems and processes in the second quarter of 2020.  The integration of Peoples’ legacy systems and processes did not have a material effect on our internal control over financial reporting.

As a result of the COVID-19 pandemic, a substantial portion of our administrative personnel began working remotely in March 2020.  In order to facilitate this change, which occurred with little advance notice, the Corporation adapted certain technologies and processes.  While our internal controls were not designed specifically to operate in a remote working environment, we believe that our internal control over financial reporting was not materially affected by this change in processes and continues to be effective in a remote working environment.

There were no changes in the Corporation’s internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.RISK FACTORS

The following risk factor should be considered in addition to the risk factors disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019.

The Corporation’s results of operations and financial condition have been, and will likely continue to be, adversely affected by the COVID-19 pandemic and, depending on future developments, may be materially adversely impacted by the COVID-19 pandemic.

The outbreak of the novel coronavirus and the resulting COVID-19 pandemic, the widespread government response and the impact on consumers and businesses in our market area have caused significant disruption in the United States and international economies and financial markets and have had and will likely continue to have a significant impact on the operations and financial performance of the Corporation.  Governments, businesses and the public have taken unprecedented actions to contain the spread of COVID-19 and to mitigate its effects including quarantines, shelter-in-place orders, state of emergency declarations, travel bans, closures of businesses and schools, fiscal stimulus and legislative initiatives to deliver monetary aid and other relief.  Many of these actions have adversely impacted the economy and forced temporary closures of nonessential business, and as a result the businesses of many of our customers have been adversely impacted, which could materially affect our busines, financial condition and results of operations.

Although the scope, duration and full effects of the pandemic are rapidly evolving and cannot be fully known at this time, consequences of the pandemic and efforts to contain the spread of COVID-19 and mitigate the pandemic’s effects have included and may include further market volatility, lower interest rates, disrupted trade and supply chains, increased unemployment and reduced economic activity.  The National Bureau of Economic Research has determined that the U.S. economy  has entered a recession as a result of the effects of the COVID-19 pandemic.  The period of recovery from the economic recession cannot be predicted and may be protracted.  If these effects continue for a prolonged period of time, the Corporation may experience significant delinquencies and credit losses due to the inability of borrowers to make timely payments on loans, net interest margin compression, lower demand for our products and services, decreased capital, which may affect the Corporation’s ability to originate new loans, disruption of operational processes arising from practices of social distancing and telecommuting and potential impairment of assets, including securities available for sale and goodwill.  The COVID-19 pandemic may also exacerbate many of the risk factors identified in the Corporation’s Annual Report on Form 10-K, including risk related to our credit quality, collateral, capital, liquidity, operations, interest rate risk, strategic risk and technology.

Although banks have generally been permitted to continue operating during the COVID-19 outbreak, the outbreak has caused the Corporation to change its business operations, including updating branch operations to comply with governmental recommendations, closing the lobbies of our branches except for appointments, and implementing a work from home model for many administrative employees.  These changes may have adverse impacts on the Corporation’s business due to reduced effectiveness of operations, unavailability of personnel, and increased cybersecurity risks related to use of remote technology. Additionally, our business operations may be disrupted if key personnel or significant portions of our employees are unable to work effectively, including because of illness.  The changes in business operations could also have a detrimental effect on the Corporation’s relationships with its customers and could reduce demand for the Corporation’s products and services.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity and impact of the COVID-19 pandemic, and the actions required to contain and mitigate it, the effects of the pandemic on our customers and vendors, the remedial actions and stimulus measures adopted by local, state and federal governments, the timing and availability of government support for the economy and financial markets including indirect governmental support for various financial assets including mortgage loans, the short- and long-term health impacts of the pandemic, and how quickly and to what extent normal economic and operating conditions can resume. If the severity of the COVID-19 pandemic worsens, additional actions may be taken by federal, state, and local governments to contain COVID-19 or treat its impact, including additional shelter-in-place orders. There can be no assurance that any efforts by the Corporation to address the adverse impacts of the COVID-19 pandemic will be effective.  Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future, or as a result of changes in the behavior of customers, businesses and their employees. Furthermore, the financial condition of our customers and vendors may be adversely impacted, which may result in an elevated level of loan losses, a decrease in demand for our products and services, or reduced availability of services provided by third parties on which we rely. Any of these events may, in turn, have a material adverse impact our business, results of operations and financial condition.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In May 2019, the Board of Directors authorized a program, effective June 1, 2019, to repurchase up to $5.0 million of the Corporation’s common stock through May 31, 2020.  The Corporation had made aggregate common stock repurchases of $2.1 million under the share repurchase program when the program expired on May 31, 2020.  The share repurchase program has not been renewed or extended at this time.

There were no purchases of the Corporation’s common stock during the three months ended June 30, 2020.

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

10.19.9

Ninth Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, N.A., various financial institutions and C&F Finance Company dated as of May 8, 2020 (incorporated by reference to Exhibit 10.19.9 to Form 8-K filed May 13, 2020)

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

101

The following financial statements from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL, filed herewith: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included with Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	August 5, 2020	By:	/s/ Thomas F. Cherry
Thomas F. Cherry
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2020		/s/ Jason E. Long
Jason E. Long
Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)