Form 10-Q
period 2020-09-30
C & F FINANCIAL CORP
filed 2020-11-04
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

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

At November 3, 2020, the latest practicable date for determination, 3,649,705 shares of common stock, $1.00 par value, of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2020	2019
Assets	(unaudited)	*
Cash and due from banks	$15,022	$21,148
Interest-bearing deposits in other banks	10,751	144,285
Total cash and cash equivalents	25,773	165,433
Securities—available for sale at fair value, amortized cost of $266,401 and $187,759, respectively	272,091	189,733
Loans held for sale, at fair value	274,851	90,500
Loans, net of allowance for loan losses of $38,856 and $32,873, respectively	1,319,500	1,082,318
Restricted stock, at cost	3,209	3,257
Corporate premises and equipment, net	42,754	35,261
Other real estate owned, net of valuation allowance of $146 and $88, respectively	1,107	1,103
Accrued interest receivable	7,829	6,776
Goodwill	25,191	14,425
Other intangible assets, net	2,374	912
Bank-owned life insurance	19,984	16,044
Net deferred tax asset	12,449	11,219
Other assets	73,739	40,451
Total assets	$2,080,851	$1,657,432

Liabilities
Deposits
Noninterest-bearing demand deposits	$484,280	$296,985
Savings and interest-bearing demand deposits	700,091	572,209
Time deposits	479,142	422,056
Total deposits	1,663,513	1,291,250
Short-term borrowings	60,481	16,360
Long-term borrowings	67,486	119,529
Trust preferred capital notes	25,307	25,281
Accrued interest payable	1,091	1,291
Other liabilities	73,921	38,442
Total liabilities	1,891,799	1,492,153

Commitments and contingent liabilities (Note 11)

Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,647,898 and 3,438,126 shares issued and outstanding, respectively, includes 136,705 and 142,020 of unvested shares, respectively)	3,511	3,296
Additional paid-in capital	21,402	9,503
Retained earnings	164,205	154,248
Accumulated other comprehensive loss, net	(730)	(2,249)
Equity attributable to C&F Financial Corporation	188,388	164,798
Noncontrolling interest	664	481
Total equity	189,052	165,279
Total liabilities and equity	$2,080,851	$1,657,432

*     Derived from audited consolidated financial statements.

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income
Interest and fees on loans	$22,506	$22,254	$67,607	$65,497
Interest on interest-bearing deposits and federal funds sold	32	460	682	1,631
Interest and dividends on securities
U.S. government agencies and corporations	109	109	355	311
Mortgage-backed securities	533	528	1,596	1,706
Tax-exempt obligations of states and political subdivisions	498	504	1,507	1,643
Taxable obligations of states and political subdivisions	102	86	302	272
Other	42	51	135	159
Total interest income	23,822	23,992	72,184	71,219
Interest expense
Savings and interest-bearing deposits	346	538	1,287	1,737
Time deposits	1,938	1,868	6,368	4,798
Borrowings	404	1,091	1,962	3,322
Trust preferred capital notes	289	272	865	867
Total interest expense	2,977	3,769	10,482	10,724
Net interest income	20,845	20,223	61,702	60,495
Provision for loan losses	3,300	1,800	9,550	6,005
Net interest income after provision for loan losses	17,545	18,423	52,152	54,490
Noninterest income
Gains on sales of loans	9,706	3,205	17,987	8,296
Mortgage banking fee income	2,206	1,373	5,497	3,410
Interchange income	1,268	1,105	3,498	3,134
Service charges on deposit accounts	785	1,012	2,426	2,874
Wealth management services income, net	640	529	1,973	1,453
Other service charges and fees	390	396	1,159	1,111
Net gains on sales, maturities and calls of available for sale securities	4	3	11	8
Other	1,939	607	2,963	3,249
Total noninterest income	16,938	8,230	35,514	23,535
Noninterest expenses
Salaries and employee benefits	15,767	11,730	40,938	35,132
Occupancy	2,131	1,974	6,331	5,992
Other	7,433	6,598	21,939	18,404
Total noninterest expenses	25,331	20,302	69,208	59,528
Income before income taxes	9,152	6,351	18,458	18,497
Income tax expense	2,234	1,466	4,158	3,999
Net income	6,918	4,885	14,300	14,498
Less net income attributable to noncontrolling interest	125	5	183	4
Net income attributable to C&F Financial Corporation	$6,793	$4,880	$14,117	$14,494
Net income per share - basic and diluted	$1.86	$1.42	$3.87	$4.19

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$6,918	$4,885	$14,300	$14,498
Other comprehensive income (loss):
Defined benefit plan:
Reclassification of recognized net actuarial losses into net income[1]	49	47	148	141
Related income tax effects	(10)	(10)	(31)	(30)
Amortization of prior service credit into net income[1]	(17)	(17)	(51)	(51)
Related income tax effects	4	4	11	11
Defined benefit plan, net of tax	26	24	77	71

Cash flow hedges:
Unrealized holding gains (losses) arising during the period	127	(563)	(2,001)	(773)
Related income tax effects	(32)	145	515	199
Amortization of hedging gains into net income[2]	(3)	(28)	(9)	(28)
Related income tax effects	—	7	2	7
Cash flow hedges, net of tax	92	(439)	(1,493)	(595)

Securities available for sale:
Unrealized holding (losses) gains arising during the period	(261)	368	3,727	3,741
Related income tax effects	54	(78)	(783)	(786)
Reclassification of net realized gains into net income[3]	(4)	(3)	(11)	(8)
Related income tax effects	1	1	2	2
Securities available for sale, net of tax	(210)	288	2,935	2,949
Other comprehensive (loss) income, net of tax	(92)	(127)	1,519	2,425
Comprehensive income	6,826	4,758	15,819	16,923
Less comprehensive income attributable to noncontrolling interest	125	5	183	4
Comprehensive income attributable to C&F Financial Corporation	$6,701	$4,753	$15,636	$16,919
1	These items are included in the computation of net periodic benefit cost and are included in “Noninterest income – Other” on the Consolidated Statements of Income. See “Note 8: Employee Benefit Plans,” for additional information.
2	These items are included in “Interest expense – Trust preferred capital notes” on the Consolidated Statements of Income.
3	These items are included in “Net gains on sales, maturities and calls of available for sale securities” on the Consolidated Statements of Income.

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

(Dollars in thousands, except per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance June 30, 2020	$3,510	$21,055	$158,799	$(638)	$539	$183,265
Comprehensive income:
Net income	—	—	6,793	—	125	6,918
Other comprehensive loss	—	—	—	(92)	—	(92)
Share-based compensation	—	311	—	—	—	311
Restricted stock vested	1	(1)	—	—	—	—
Common stock issued	—	38	—	—	—	38
Common stock purchased	—	(1)	—	—	—	(1)
Cash dividends declared ($0.38 per share)	—	—	(1,387)	—	—	(1,387)
Balance September 30, 2020	$3,511	$21,402	$164,205	$(730)	$664	$189,052

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance June 30, 2019	$3,305	$10,107	$147,570	$(2,120)	$489	$159,351
Comprehensive income:
Net income	—	—	4,880	—	5	4,885
Other comprehensive loss	—	—	—	(127)	—	(127)
Share-based compensation	—	306	—	—	—	306
Restricted stock vested	2	(2)	—	—	—	—
Common stock issued	1	36	—	—	—	37
Common stock purchased	(22)	(1,102)	—	—	—	(1,124)
Cash dividends declared ($0.37 per share)	—	—	(1,267)	—	—	(1,267)
Balance September 30, 2019	$3,286	$9,345	$151,183	$(2,247)	$494	$162,061

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

(Dollars in thousands, except per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2019	3,296	9,503	154,248	(2,249)	481	165,279
Comprehensive income:
Net income	—	—	14,117	—	183	14,300
Other comprehensive income	—	—	—	1,519	—	1,519
Share-based compensation	—	1,012	—	—	—	1,012
Restricted stock vested	17	(17)	—	—	—	—
Acquisition of Peoples Bankshares, Incorporated	210	11,402	—	—	—	11,612
Common stock issued	2	107	—	—	—	109
Common stock purchased	(14)	(605)	—	—	—	(619)
Cash dividends declared ($1.14 per share)	—	—	(4,160)	—	—	(4,160)
Balance September 30, 2020	$3,511	$21,402	$164,205	$(730)	$664	$189,052

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2018	$3,358	$12,752	$140,520	$(4,672)	$—	$151,958
Comprehensive income:
Net income	—	—	14,494	—	4	14,498
Other comprehensive income	—	—	—	2,425	—	2,425
Issuance of noncontrolling interest	—	—	—	—	490	490
Share-based compensation	—	1,073	—	—	—	1,073
Restricted stock vested	18	(18)	—	—	—	—
Common stock issued	2	105	—	—	—	107
Common stock purchased	(92)	(4,567)	—	—	—	(4,659)
Cash dividends declared ($1.11 per share)	—	—	(3,831)	—	—	(3,831)
Balance September 30, 2019	$3,286	$9,345	$151,183	$(2,247)	$494	$162,061

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net income	$14,300	$14,498
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,780	2,722
Provision for loan losses	9,550	6,005
Share-based compensation	1,012	1,073
Pension expense	593	487
Accretion of certain acquisition-related discounts, net	(2,631)	(2,179)
Amortization of intangible assets	248	190
Net realized gains on sales, maturities and calls of securities available for sale	(11)	(8)
Accretion of discounts and amortization of premiums on securities, net	1,564	1,177
Income from bank-owned life insurance	(320)	(250)
Proceeds from sales of loans held for sale	1,070,338	613,120
Origination of loans held for sale	(1,226,538)	(653,852)
Gains on sales of loans held for sale	(17,987)	(8,296)
Other losses (gains), net	873	(44)
Change in other assets and liabilities:
Accrued interest receivable	(623)	751
Other assets	5,934	2,432
Accrued interest payable	(460)	343
Other liabilities	4,056	1,090
Net cash used in operating activities	(137,322)	(20,741)
Investing activities:
Acquisition of Peoples Bankshares, Incorporated	19,101	—
Disposition of assets related to business combination	8,004	—
Proceeds from sales, maturities and calls of securities available for sale and payments on mortgage-backed securities	101,068	55,593
Purchases of securities available for sale	(164,094)	(28,988)
Purchases of time deposits, net	(6,466)	—
Repayments on loans held for investment by non-bank affiliates	96,460	93,028
Purchases of loans held for investment by non-bank affiliates	(98,760)	(117,261)
Net increase in community banking loans held for investment	(118,640)	(6,635)
Purchases of corporate premises and equipment	(7,655)	(2,001)
Changes in collateral posted with other financial institutions, net	(9,340)	(3,380)
Other investing activities, net	310	557
Net cash used in investing activities	(180,012)	(9,087)
Financing activities:
Net increase in demand and savings deposits	220,379	1,135
Net (decrease) increase in time deposits	(19,723)	65,784
Net increase in short-term borrowings	44,121	1,943
Proceeds from long-term borrowings	20,000	—
Repayments of long-term borrowings	(82,553)	—
Repurchases of common stock	(355)	(4,385)
Cash dividends paid	(4,160)	(3,831)
Other financing activities, net	(35)	(37)
Net cash provided by financing activities	177,674	60,609
Net (decrease) increase in cash and cash equivalents	(139,660)	30,781
Cash and cash equivalents at beginning of period	165,433	115,013
Cash and cash equivalents at end of period	$25,773	$145,794
Supplemental cash flow disclosures:
Interest paid	$11,195	$10,355
Income taxes paid	3,847	1,020
Supplemental disclosure of noncash investing and financing activities:
Value of shares withheld at vesting for employee taxes	$264	$274
Transfers from loans to other real estate owned	62	496
Transfers from corporate premises and equipment to other real estate owned	—	835
Issuance of noncontrolling interest	—	490

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

C&F Bank has five wholly-owned subsidiaries: C&F Mortgage Corporation (C&F Mortgage), C&F Finance Company (C&F Finance), C&F Wealth Management Corporation (C&F Wealth Management), C&F Insurance Services, Inc. and CVB Title Services, Inc., all incorporated under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, originates and sells residential mortgages, provides mortgage loan origination services to third-party lenders and, through its subsidiary Certified Appraisals LLC, provides ancillary mortgage loan production services for residential appraisals. C&F Mortgage owns a 51 percent interest in C&F Select LLC, which was organized in January 2019 and is also engaged in the business of originating and selling residential mortgages. C&F Finance, acquired in September 2002, is a finance company purchasing automobile, marine and recreational vehicle (RV) loans through indirect lending programs. C&F Wealth Management, organized in April 1995, is a full-service brokerage firm offering a comprehensive range of wealth management services and insurance products through third-party service providers. C&F Insurance Services, Inc., was organized in July 1999, for the primary purpose of owning an equity interest in an independent insurance agency that operates in Virginia and North Carolina. CVB Title Services, Inc. was organized for the primary purpose of owning an equity interest in a full service title and settlement agency. Business segment data is presented in Note 10.

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

The COVID-19 pandemic has caused a significant disruption in economic activity worldwide, including in market areas served by the Corporation. Estimates for the allowance for loan losses at September 30, 2020 include losses related to the pandemic.  The Corporation expects that the pandemic will continue to have an effect on its results of operations.  If economic conditions deteriorate further, then additional provision for loan losses may be required in future periods.  It is unknown how long these conditions will last and what the ultimate financial impact will be to the Corporation.  Depending on the severity and duration of the economic consequences of the pandemic, the Corporation’s goodwill may become impaired.

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

Subordinated Notes: On September 29, 2020, the Corporation completed the issuance of $20.0 million in aggregate principal amount of subordinated notes due in 2030 in a private placement transaction.  The subordinated notes will initially bear interest at a fixed rate of 4.875 percent for five years and at the three month SOFR plus 475.5 basis points thereafter.

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

Leases: The Corporation’s leases comprise primarily operating leases of real estate and office equipment in which the Corporation or one of its subsidiaries is the lessee. During the nine months ended September 30, 2020 and 2019, the Corporation obtained right of use assets in exchange for lease liabilities under operating leases of $842,000 and $1.12 million, respectively. During the nine months ended September 30, 2020, the Corporation obtained right of use assets in exchange for lease liabilities under finance leases of $6.36 million. The Corporation’s right of use assets, which are presented in other assets in the Consolidated Balance Sheets, and lease liabilities, which are presented in other liabilities and long-term borrowings in the Consolidated Balance Sheets for operating and finance leases, respectively, are presented in the table below.

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Operating leases:
Right of use assets	$2,345	$2,785
Lease liabilities	2,439	2,813

Finance leases:
Right of use assets	$6,271	$—
Lease liabilities	6,370	—

Income Taxes: The Corporation’s effective tax rate was 22.5 percent and 21.6 percent for the first nine months of 2020 and 2019, respectively. The higher effective tax rate for the first nine months of 2020 includes the effects of a higher apportionment for state income taxes and a limitation on the deductibility of executive compensation, which was partially offset by income tax benefits in 2020 related to prior tax years of Peoples arising from a change in tax law enacted in response to the COVID-19 pandemic.

Share-Based Compensation: Share-based compensation expense, net of forfeitures, for the three and nine months ended September 30, 2020 was $311,000 ($219,000 after tax) and $1.01 million ($654,000 after tax), respectively, for restricted stock granted during 2015 through 2020. As of September 30, 2020, there was $2.95 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

A summary of activity for restricted stock awards during the first nine months of 2020 and 2019 is presented below:

	2020
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2019	142,020	$48.88
Granted	14,770	53.03
Vested	(16,555)	40.20
Forfeited	(3,530)	52.86
Unvested, September 30, 2020	136,705	50.32

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

Recent Significant Accounting Pronouncements:

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as part of its project on financial instruments. Subsequently, this ASU was amended when the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief,” ASU 2019-10, “Financial Instruments—

Credit losses (Topic 326), Derivatives and hedging (Topic 815), and Leases (Topic 842)—Effective dates,” ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” ASU 2020-02, “Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842)” and ASU 2020-03, “Codification Improvements to Financial Instruments” (collectively, ASC 326).  ASC 326 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  The new standard will be effective for the Corporation beginning on January 1, 2023.  Early adoption of the new standard is permitted.

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

Amounts
Recognized as of
(Dollars in thousands)	January 1, 2020
Purchase price:
Cash paid	$10,579
Common stock issued	11,612
Total purchase price	$22,191

Identifiable assets acquired:
Cash and cash equivalents	$29,680
Securities available for sale	17,169
Loans	124,195
Accrued interest receivable	430
Corporate premises and equipment	3,105
Other real estate owned	281
Core deposit intangible asset	1,711
Bank-owned life insurance	3,591
Investment in small business investment company	1,493
Other receivables	5,234
Other assets	3,658
Total identifiable assets acquired	190,547

Identifiable liabilities assumed:
Demand and savings deposits	94,798
Time deposits	77,018
Borrowings	4,245
Accrued interest payable	260
Salaries, benefits and deferred compensation	2,054
Other liabilities	747
Total identifiable liabilities assumed	179,122

Net identifiable assets acquired	$11,425

Goodwill resulting from acquisition	$10,766

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

The following table presents certain unaudited pro forma information as if the acquisition had taken place on January 1, 2019. These results combine the historical results of Peoples and the Corporation for the period prior to the merger.  While certain adjustments were made for estimated effects resulting from the application of the acquisition method, including certain fair value adjustments, this pro forma information is not indicative of what would have occurred had the acquisition actually taken place on January 1, 2019. Pro forma adjustments for the three and nine months ended September 30, 2019 include the net impact of accretion of loan discounts related to market interest rates, amortization of premiums on deposits and borrowings, amortization of intangible assets and related income taxes.  Unaudited pro forma net income for the three and nine months ended September 30, 2019 includes after tax merger related expenses of $665,000 and $694,000, respectively, or $(0.18)  and $(0.19) per share, respectively.  These amounts include $276,000 and $304,000 recorded by Peoples, which was primarily related to legal costs.  Additionally, the Corporation expects to achieve further operational cost savings and other efficiencies as a result of the acquisition which are not reflected in the unaudited pro forma amounts below.

	Unaudited Pro Forma	Unaudited Pro Forma
	Three Months Ended	Nine Months Ended
(Dollars in thousands, except per share amounts)	September 30, 2019	September 30, 2019
Total revenues (net interest income plus nonintererest income)	$30,329	$89,792
Net income	$5,257	$15,515
Net income per share, basic and diluted	$1.44	$4.23

The revenue and earnings amounts specific to Peoples since the acquisition date that are included in the consolidated results for 2020 are not readily determinable.  Disclosure of these amounts is impracticable due to the merging of certain processes and systems at the acquisition date.

The Corporation recorded merger related expenses in connection with the acquisition of Peoples of $1.40 million ($1.13 million after income taxes) for the nine months ended September 30, 2020.  There were no merger related expenses during the three months ended September 30, 2020.  Merger related expenses for the three and nine months ended September 30, 2019 were $409,000 ($389,000, after income taxes).  As of September 30, 2020, the Corporation has recorded aggregate merger related expenses of $2.10 million ($1.78 million after income taxes). These costs included the integration of systems and operations and legal and consulting expenses, which have been expensed as incurred.  The Corporation believes that any further merger related expenses incurred in future periods will not be significant to the Corporation as a whole.

NOTE 3: Securities

The Corporation’s debt securities, all of which are classified as available for sale, are summarized as follows:

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$48,180	$126	$(14)	$48,292
Mortgage-backed securities	112,587	3,304	(53)	115,838
Obligations of states and political subdivisions	98,672	2,403	(51)	101,024
Corporate and other debt securities	6,962	1	(26)	6,937
	$266,401	$5,834	$(144)	$272,091

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$21,454	$3	$(17)	$21,440
Mortgage-backed securities	85,649	979	(43)	86,585
Obligations of states and political subdivisions	80,656	1,111	(59)	81,708
	$187,759	$2,093	$(119)	$189,733

The amortized cost and estimated fair value of securities at September 30, 2020, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	September 30, 2020
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$66,586	$66,844
Due after one year through five years	143,712	148,133
Due after five years through ten years	53,135	54,051
Due after ten years	2,968	3,063
	$266,401	$272,091

The following table presents the gross realized gains and losses on and the proceeds from the sales, maturities and calls of securities. During the nine months ended September 30, 2020, $5.99 million in proceeds were related to sales of assets acquired in the acquisition of Peoples. There were no sales of securities during the three and nine months ended September 30, 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Realized gains from sales, maturities and calls of securities:
Gross realized gains	$4	$3	$11	$8
Gross realized losses	—	—	—	—
Net realized gains	$4	$3	$11	$8
Proceeds from sales, maturities, calls and paydowns of securities	$30,288	$21,954	$101,068	$55,593

The Corporation pledges securities primarily to secure public deposits and repurchase agreements. Securities with an aggregate amortized cost of $113.06 million and an aggregate fair value of $116.60 million were pledged at September 30, 2020. Securities with an aggregate amortized cost of $126.22 million and an aggregate fair value of $127.47 million were pledged at December 31, 2019.

Securities in an unrealized loss position at September 30, 2020, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies and corporations	$15,345	$14	$—	$—	$15,345	$14
Mortgage-backed securities	10,335	53	—	—	10,335	53
Obligations of states and political subdivisions	7,900	51	—	—	7,900	51
Corporate and other debt securities	1,684	26	—	—	1,684	26
Total temporarily impaired securities	$35,264	$144	$—	$—	$35,264	$144

There were 29 debt securities totaling $35.26 million of aggregate fair value considered temporarily impaired at September 30, 2020. The primary cause of the temporary impairments in the Corporation’s investments in debt securities was fluctuations in interest rates. The Corporation concluded that no other-than-temporary impairment existed in its securities portfolio at September 30, 2020, and no other-than-temporary impairment loss has been recognized in net income, based primarily on the fact that changes in fair value were caused primarily by fluctuations in interest rates, there were no securities with unrealized losses that were significant relative to their carrying amounts, no securities have been in an unrealized loss position continuously for more than 12 months, securities with unrealized losses had generally high credit quality, the Corporation intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Corporation will not be required to sell these investments before a recovery of its investment, and issuers have continued to make timely payments of principal and interest. Additionally, the Corporation’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

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

The Corporation’s investment in restricted stock totaled $3.21 million at September 30, 2020 and consisted of Federal Home Loan Bank (FHLB) stock.  Restricted stock is generally viewed as a long-term investment, which is carried at cost because there is no market for the stock other than the FHLBs. Therefore, when evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing any temporary decline in value. The Corporation did not consider its investment in restricted stock to be other-than-temporarily impaired at September 30, 2020 and no impairment has been recognized.

NOTE 4: Loans

Major classifications of loans are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Real estate – residential mortgage	$208,044	$181,295
Real estate – construction [1]	66,187	54,246
Commercial, financial and agricultural [2]	708,867	500,812
Equity lines	49,405	52,083
Consumer	13,907	13,756
Consumer finance	311,946	312,999
	1,358,356	1,115,191
Less allowance for loan losses	(38,856)	(32,873)
Loans, net	$1,319,500	$1,082,318
1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending (which includes loans originated under the PPP).

Consumer loans included $216,000 and $449,000 of demand deposit overdrafts at September 30, 2020 and December 31, 2019, respectively.

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting.  The outstanding principal balance and the carrying amount at September 30, 2020 and December 31, 2019 of loans acquired in business combinations were as follows:

	September 30, 2020			December 31, 2019
	Acquired Loans -	Acquired Loans -		Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total	Credit Impaired	Performing	Total
Outstanding principal balance	$18,319	$103,982	$122,301	$6,262	$27,839	$34,101
Carrying amount
Real estate – residential mortgage	$1,724	$19,628	$21,352	$107	$7,035	$7,142
Real estate – construction	—	3,153	3,153	—	—	—
Commercial, financial and agricultural[1]	5,398	66,384	71,782	563	11,338	11,901
Equity lines	81	10,387	10,468	35	8,046	8,081
Consumer	371	2,164	2,535	—	3	3
Total acquired loans	$7,574	$101,716	$109,290	$705	$26,422	$27,127
1	Includes acquired loans classified by the Corporation as commercial real estate lending and commercial business lending.

The following table presents a summary of the change in the accretable yield of loans classified as purchased credit impaired (PCI):

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
Accretable yield, balance at beginning of period	$4,721	$5,987
Additions	3,372	—
Accretion	(2,172)	(1,760)
Reclassification of nonaccretable difference due to improvement in expected cash flows	440	727
Other changes, net	(1,492)	349
Accretable yield, balance at end of period	$4,869	$5,303

Loans on nonaccrual status were as follows:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Real estate – residential mortgage	$758	$1,526
Commercial, financial and agricultural:
Commercial business lending	—	11
Equity lines	193	229
Consumer	419	118
Consumer finance	282	611
Total loans on nonaccrual status	$1,652	$2,495

The past due status of loans as of September 30, 2020 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$971	$339	$618	$1,928	$1,724	$204,392	$208,044	$—
Real estate – construction:
Construction lending	—	—	—	—	—	50,971	50,971	—
Consumer lot lending	—	—	—	—	—	15,216	15,216	—
Commercial, financial and agricultural:
Commercial real estate lending	—	—	—	—	5,398	430,804	436,202	—
Land acquisition and development lending	—	—	—	—	—	43,169	43,169	—
Builder line lending	—	—	—	—	—	20,023	20,023	—
Commercial business lending	116	—	—	116	—	209,357	209,473	—
Equity lines	182	—	8	190	81	49,134	49,405	8
Consumer	267	—	—	267	371	13,269	13,907	—
Consumer finance	6,602	842	282	7,726	—	304,220	311,946	—
Total	$8,138	$1,181	$908	$10,227	$7,574	$1,340,555	$1,358,356	$8
1	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $442,000 and 90+ days past due of $901,000 as well as nonaccrual loans that are PCI of $309,000.

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

Loan modifications that were classified as troubled debt restructurings (TDRs), and the recorded investment in those loans at the time of their modification, during the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,
	2020		2019
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Loans	Investment	Loans	Investment
Real estate – residential mortgage	2	$176	2	$95
Total	2	$176	2	$95

	Nine Months Ended September 30,
	2020		2019
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Loans	Investment	Loans	Investment
Real estate – residential mortgage	2	$176	2	$95
Equity lines	1	84	—	—
Consumer	—	—	1	$121
Total	3	$260	3	$216

Each of the TDRs during the three and nine months ended September 30, 2020 and two of the TDRs during the three and nine months ended September 30, 2019 included modifications of the loan’s payment structure. One TDR during the nine months ended September 30, 2019 included a modification of the loan’s interest rate.

All TDRs are considered impaired loans and are individually evaluated in the determination of the allowance for loan losses. A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due. The specific reserve associated with a TDR is reevaluated when a TDR payment default occurs. There were no TDR payment defaults during the three and nine months ended September 30, 2020 and 2019.

In response to the effects of the COVID-19 pandemic, including economic disruption and adverse impacts to commercial and consumer borrowers, the Bank has accommodated certain borrowers by granting short-term payment deferrals or periods of interest-only payments which generally were less than six months for each borrower.  As of September 30, 2020, there were $28.30 million of loans whose modification periods had not ended or had been extended. Generally, a short-term payment deferral does not result in a loan modification being classified as a TDR.

Impaired loans, which included TDRs of $3.95 million, and the related allowance at September 30, 2020 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,054	$1,384	$1,520	$129	$3,068	$83
Commercial, financial and agricultural:
Commercial real estate lending	1,399	—	1,399	106	1,406	55
Equity lines	120	112	—	—	119	1
Consumer	123	—	110	105	113	—
Total	$4,696	$1,496	$3,029	$340	$4,706	$139

Impaired loans, which included TDRs of $4.35 million, and the related allowance at December 31, 2019 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,891	$2,192	$1,479	$72	$3,506	$155
Commercial, financial and agricultural:
Commercial real estate lending	1,459	4	1,447	77	1,581	82
Equity lines	31	31	—	—	32	2
Consumer	130	—	121	118	123	—
Total	$5,511	$2,227	$3,047	$267	$5,242	$239

NOTE 5: Allowance for Loan Losses

The following table presents the changes in the allowance for loan losses by major classification during the nine months ended September 30, 2020:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2019	$2,080	$681	$7,121	$733	$465	$21,793	$32,873
Provision charged (credited) to operations	337	232	3,446	(78)	(37)	5,650	9,550
Loans charged off	(9)	—	(18)	—	(174)	(7,005)	(7,206)
Recoveries of loans previously charged off	79	—	3	—	135	3,422	3,639
Balance at September 30, 2020	$2,487	$913	$10,552	$655	$389	$23,860	$38,856

The following table presents the changes in the allowance for loan losses by major classification during the nine months ended September 30, 2019:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2018	$2,246	$727	$6,688	$1,106	$257	$22,999	$34,023
Provision (credited) charged to operations	(85)	77	103	(214)	229	5,895	6,005
Loans charged off	(46)	—	(29)	(19)	(261)	(10,092)	(10,447)
Recoveries of loans previously charged off	20	—	4	—	173	3,440	3,637
Balance at September 30, 2019	$2,135	$804	$6,766	$873	$398	$22,242	$33,218

The following table presents, as of September 30, 2020, the balance of the allowance for loan losses and the balance of loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$129	$—	$106	$—	$105	$—	$340
Collectively evaluated for impairment	2,358	913	10,446	655	284	23,860	38,516
Acquired loans - PCI	—	—	—	—	—	—	—
Total allowance	$2,487	$913	$10,552	$655	$389	$23,860	$38,856
Loans:
Individually evaluated for impairment	$2,904	$—	$1,399	$112	$110	$—	$4,525
Collectively evaluated for impairment	203,416	66,187	702,070	49,212	13,426	311,946	1,346,257
Acquired loans - PCI	1,724	—	5,398	81	371	—	7,574
Total loans	$208,044	$66,187	$708,867	$49,405	$13,907	$311,946	$1,358,356

The following table presents, as of December 31, 2019, the balance of the allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$72	$—	$77	$—	$118	$—	$267
Collectively evaluated for impairment	2,008	681	7,044	733	347	21,793	32,606
Acquired loans - PCI	—	—	—	—	—	—	—
Total allowance	$2,080	$681	$7,121	$733	$465	$21,793	$32,873
Loans:
Individually evaluated for impairment	$3,671	$—	$1,451	$31	$121	$—	$5,274
Collectively evaluated for impairment	177,517	54,246	498,798	52,017	13,635	312,999	1,109,212
Acquired loans - PCI	107	—	563	35	—	—	705
Total loans	$181,295	$54,246	$500,812	$52,083	$13,756	$312,999	$1,115,191

Loans by credit quality indicators as of September 30, 2020 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$205,126	$1,245	$915	$758	$208,044
Real estate – construction:
Construction lending	50,971	—	—	—	50,971
Consumer lot lending	15,216	—	—	—	15,216
Commercial, financial and agricultural:
Commercial real estate lending	408,667	16,840	10,695	—	436,202
Land acquisition and development lending	36,767	6,402	—	—	43,169
Builder line lending	20,023	—	—	—	20,023
Commercial business lending	203,669	5,704	100	—	209,473
Equity lines	49,039	165	8	193	49,405
Consumer	13,426	58	4	419	13,907
	$1,002,904	$30,414	$11,722	$1,370	$1,046,410
1	At September 30, 2020, the Corporation did not have any loans classified as Doubtful or Loss.

Included in the table above are loans purchased in connection with the acquisition of Peoples of $83.71 million pass rated, $1.39 million special mention, $2.70 million substandard and $309,000 substandard nonaccrual.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$311,664	$282	$311,946

Loans by credit quality indicators as of December 31, 2019 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$177,049	$1,839	$881	$1,526	$181,295
Real estate – construction:
Construction lending	40,943	—	—	—	40,943
Consumer lot lending	13,303	—	—	—	13,303
Commercial, financial and agricultural:
Commercial real estate lending	323,218	3,266	70	—	326,554
Land acquisition and development lending	33,870	9,021	—	—	42,891
Builder line lending	25,995	378	—	—	26,373
Commercial business lending	104,291	692	—	11	104,994
Equity lines	51,662	181	11	229	52,083
Consumer	13,632	6	—	118	13,756
	$783,963	$15,383	$962	$1,884	$802,192
1	At December 31, 2019, the Corporation did not have any loans classified as Doubtful or Loss.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$312,388	$611	$312,999

NOTE 6: Goodwill and Other Intangible Assets

The carrying amount of goodwill was $25.19 million and $14.43 million at September 30, 2020 and December 31, 2019, respectively. The following table presents the changes in goodwill during the nine months ended September 30, 2020.  There were no changes in the recorded balance of goodwill during the three months ended September 30, 2020.

	Community	Consumer
(Dollars in thousands)	Banking	Finance	Total
Balance as of January 1, 2020	$3,702	$10,723	$14,425
Acquisition of Peoples Bankshares, Incorporated	10,766	—	10,766
Balance at September 30, 2020	$14,468	$10,723	$25,191

The Corporation had $2.37 million and $912,000 of other intangible assets as of September 30, 2020 and December 31, 2019, respectively.  Other intangible assets were recognized in connection with the core deposits acquired from Peoples in 2020 and customer relationships acquired by C&F Wealth Management in 2016.

The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets:

	September 30,		December 31,
	2020		2019
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangibles	$1,711	$(128)	$—	$—
Other intangibles	1,405	(614)	1,405	(493)
Total	$3,116	$(742)	$1,405	$(493)

Amortization expense was $83,000 and $49,000 for the three months ended September 30, 2020 and 2019, respectively and $248,000 and $190,000 for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 7: Equity, Other Comprehensive Income and Earnings Per Share

Equity and Noncontrolling Interest

During the nine months ended September 30, 2020, the Corporation repurchased 8,963 shares of its common stock for an aggregate cost of $355,000 under share repurchase programs authorized by its Board of Directors. During the three and nine months ended September 30, 2019, the Corporation repurchased 21,337 and 86,523 shares of its common stock, respectively, for an aggregate cost of $1.10 million and $4.39 million under the share repurchase programs.  The Corporation did not repurchase any of its common stock during the three months ended September 30, 2020.  Additionally during the nine months ended September 30, 2020 and 2019, the Corporation withheld 5,084 shares and 5,341 shares of its common stock, respectively, from employees to satisfy tax withholding obligations upon vesting of restricted stock.  The Corporation’s current share repurchase program expired on May 31, 2020 and has not been renewed or extended at this time.

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

Accumulated Other Comprehensive Loss, Net

The following table presents the cumulative balances of the components of accumulated other comprehensive loss, net of deferred taxes of $320,000 and $604,000 as of September 30, 2020 and December 31, 2019, respectively.

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Net unrealized gains on securities	$4,495	$1,560
Net unrecognized losses on cash flow hedges	(1,562)	(69)
Net unrecognized losses on defined benefit plan	(3,663)	(3,740)
Total accumulated other comprehensive loss, net	$(730)	$(2,249)

Earnings Per Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2020	2019
Net income attributable to C&F Financial Corporation	$6,793	$4,880
Weighted average shares outstanding—basic and diluted	3,648,515	3,430,298

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
Net income attributable to C&F Financial Corporation	$14,117	$14,494
Weighted average shares outstanding—basic and diluted	3,646,951	3,459,191

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

NOTE 8: Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost for the Bank’s non-contributory cash balance pension plan.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost, included in salaries and employee benefits	$401	$305	$1,202	$914

Other components of net periodic benefit cost:
Interest cost	138	152	413	456
Expected return on plan assets	(374)	(324)	(1,119)	(973)
Amortization of prior service credit	(17)	(17)	(51)	(51)
Amortization of net obligation at transition	—	—	—	—
Recognized net actuarial losses	49	47	148	141
Other components of net periodic benefit cost, included in other noninterest income	(204)	(142)	(609)	(427)

Net periodic benefit cost	$197	$163	$593	$487

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At September 30, 2020 and December 31, 2019, the Corporation’s entire investment securities portfolio was comprised of securities available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are ICE Data Services (ICE) and Thomson Reuters Pricing Service (TRPS).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. ICE provides evaluated prices for the Corporation’s obligations of states and political subdivisions category of securities.  ICE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  TRPS provides evaluated prices for the Corporation’s U.S. government agencies and corporations, mortgage-backed, and corporate categories of securities.  Fixed-rate callable securities of the U.S. government agencies and corporations category are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to relative to-be-announced mortgage-backed securities (TBA securities) or other benchmark prices. TBA securities prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables. Fixed-rate securities issued by the Small Business Association in the mortgage backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.

Investments in small business investment company funds. The Corporation holds an investment in a small business investment company fund, which is recorded at fair value and included in other assets in the Consolidated Balance Sheets.  Changes in fair value are recognized in net income.  At September 30, 2020, the fair value of the Corporation’s investment in small business investment companies, based on net asset value, was $1.43 million.  Investments in small business investment company funds measured at net asset value are not presented in the tables below related to fair value measurements. Changes in fair value of small business investment company funds resulted in the recognition of unrealized losses of $124,000 for the three and nine months ended September 30, 2020.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis.

	September 30, 2020
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$48,292	$—	$48,292
Mortgage-backed securities	—	115,838	—	115,838
Obligations of states and political subdivisions	—	101,024	—	101,024
Corporate and other debt securities	—	6,937	—	6,937
Total securities available for sale	—	272,091	—	272,091
Loans held for sale	—	274,851	—	274,851
Derivatives
IRLC	—	5,942	—	5,942
Interest rate swaps on loans	—	9,355	—	9,355
Total assets	$—	$562,239	$—	$562,239

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$9,355	$—	$9,355
Cash flow hedges	—	2,147	—	2,147
Forward sales of TBA securities	—	52	—	52
Total liabilities	$—	$11,554	$—	$11,554

	December 31, 2019
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$21,440	$—	$21,440
Mortgage-backed securities	—	86,585	—	86,585
Obligations of states and political subdivisions	—	81,708	—	81,708
Total securities available for sale	—	189,733	—	189,733
Loans held for sale	—	90,500	—	90,500
Derivatives
IRLC	—	1,083	—	1,083
Interest rate swaps on loans	—	2,462	—	2,462
Total assets	$—	$283,778	$—	$283,778

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$2,462	$—	$2,462
Cash flow hedges	—	145	—	145
Forward sales of TBA securities	—	25	—	25
Total liabilities	$—	$2,632	$—	$2,632

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

The following table presents the balances of assets measured at fair value on a nonrecurring basis.

	September 30, 2020
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$82	$82
Other real estate owned, net	$—	$—	$272	$272
Total	$—	$—	$354	$354

	December 31, 2019
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$102	$102
Other real estate owned, net	—	—	268	268
Total	$—	$—	$370	$370

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis:

	Fair Value Measurements at September 30, 2020
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)[1]
Impaired loans, net	$82	Appraisals	Discount to reflect current market conditions and estimated selling costs	25% (25%)
Other real estate owned, net	$272	Appraisals	Discount to reflect current market conditions and estimated selling costs	33%-75% (53%)
Total	$354
1	The weighted average of unobservable inputs is calculated based on the relative asset fair values.

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

	Carrying	Fair Value Measurements at September 30, 2020 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$25,773	$25,773	$—	$—	$25,773
Securities available for sale	272,091	—	272,091	—	272,091
Loans, net	1,319,500	—	—	1,321,885	1,321,885
Loans held for sale	274,851	—	274,851	—	274,851
Derivatives
IRLC	5,942	—	5,942	—	5,942
Interest rate swaps on loans	9,355	—	9,355	—	9,355
Bank-owned life insurance	19,984	—	19,984	—	19,984
Accrued interest receivable	7,829	7,829	—	—	7,829
Financial liabilities:
Demand deposits	1,184,371	1,184,371	—	—	1,184,371
Time deposits	479,142	—	487,735	—	487,735
Borrowings	153,274	—	155,759	—	155,759
Derivatives
Cash flow hedges	2,147	—	2,147	—	2,147
Interest rate swaps on loans	9,355	—	9,355	—	9,355
Forward sales of TBA securities	52	—	52	—	52
Accrued interest payable	1,091	1,091	—	—	1,091

	Carrying	Fair Value Measurements at December 31, 2019 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$165,433	$165,433	$—	$—	$165,433
Securities available for sale	189,733	—	189,733	—	189,733
Loans, net	1,082,318	—	—	1,082,783	1,082,783
Loans held for sale	90,500	—	90,500	—	90,500
Derivatives
IRLC	1,083	—	1,083	—	1,083
Interest rate swaps on loans	2,462	—	2,462	—	2,462
Bank-owned life insurance	16,044	—	16,044	—	16,044
Accrued interest receivable	6,776	6,776	—	—	6,776
Financial liabilities:
Demand deposits	869,194	869,194	—	—	869,194
Time deposits	422,056	—	423,605	—	423,605
Borrowings	161,170	—	154,964	—	154,964
Derivatives
Cash flow hedges	145	—	145	—	145
Interest rate swaps on loans	2,462	—	2,462	—	2,462
Forward sales of TBA securities	25	—	25		25
Accrued interest payable	1,291	1,291	—	—	1,291

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

	Three Months Ended September 30, 2020
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$15,242	$1,503	$9,628	$—	$(2,551)	$23,822
Gains on sales of loans	—	9,755	—	—	(49)	9,706
Other noninterest income	2,831	2,915	93	1,396	(3)	7,232
Total operating income	18,073	14,173	9,721	1,396	(2,603)	40,760
Expenses:
Provision for loan losses	1,500	—	1,800	—	—	3,300
Interest expense	2,547	449	2,191	342	(2,552)	2,977
Salaries and employee benefits	7,442	4,872	2,190	1,263	—	15,767
Depreciation and amortization	916	71	42	43	—	1,072
Other noninterest expenses	4,435	2,691	1,298	68	—	8,492
Total operating expenses	16,840	8,083	7,521	1,716	(2,552)	31,608
Income (loss) before income taxes	1,233	6,090	2,200	(320)	(51)	9,152
Income tax expense (benefit)	90	1,640	599	(95)	—	2,234
Net income (loss)	$1,143	$4,450	$1,601	$(225)	$(51)	$6,918
Total assets	$1,923,207	$294,808	$311,898	$42,402	$(491,464)	$2,080,851
Capital expenditures	$3,234	$14	$954	$—	$—	$4,202

	Three Months Ended September 30, 2019
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$15,060	$814	$10,442	$—	$(2,324)	$23,992
Gains on sales of loans	—	3,205	—	—	—	3,205
Other noninterest income	2,862	1,453	128	582	—	5,025
Total operating income	17,922	5,472	10,570	582	(2,324)	32,222
Expenses:
Provision for loan losses	—	—	1,800	—	—	1,800
Interest expense	2,684	541	2,596	272	(2,324)	3,769
Salaries and employee benefits	7,161	1,769	2,229	571	—	11,730
Depreciation and amortization	852	60	48	126	—	1,086
Other noninterest expenses	4,372	1,466	1,286	362	—	7,486
Total operating expenses	15,069	3,836	7,959	1,331	(2,324)	25,871
Income (loss) before income taxes	2,853	1,636	2,611	(749)	—	6,351
Income tax expense (benefit)	460	426	710	(130)	—	1,466
Net income (loss)	$2,393	$1,210	$1,901	$(619)	$—	$4,885
Total assets	$1,430,083	$110,452	$315,278	$18,878	$(255,310)	$1,619,381
Capital expenditures	$453	$60	$17	$—	$—	$530

	Nine Months Ended September 30, 2020
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$46,051	$3,261	$29,418	$—	$(6,546)	$72,184
Gains on sales of loans	—	18,036	—	—	(49)	17,987
Other noninterest income	7,684	6,913	290	2,643	(3)	17,527
Total operating income	53,735	28,210	29,708	2,643	(6,598)	107,698
Expenses:
Provision for loan losses	3,900	—	5,650	—	—	9,550
Interest expense	8,409	1,034	6,567	1,019	(6,547)	10,482
Salaries and employee benefits	23,142	8,989	6,567	2,240	—	40,938
Depreciation and amortization	2,550	216	133	129	—	3,028
Other noninterest expenses	14,456	6,508	3,696	582	—	25,242
Total operating expenses	52,457	16,747	22,613	3,970	(6,547)	89,240
Income (loss) before income taxes	1,278	11,463	7,095	(1,327)	(51)	18,458
Income tax (benefit) expense	(503)	3,149	1,926	(414)	—	4,158
Net income (loss)	$1,781	$8,314	$5,169	$(913)	$(51)	$14,300
Total assets	$1,923,207	$294,808	$311,898	$42,402	$(491,464)	$2,080,851
Capital expenditures	$5,554	$340	$1,761	$—	$—	$7,655

	Nine Months Ended September 30, 2019
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$44,803	$1,833	$30,952	$4	$(6,373)	$71,219
Gains on sales of loans	—	8,296	—	—	—	8,296
Other noninterest income	8,193	3,626	367	3,053	—	15,239
Total operating income	52,996	13,755	31,319	3,057	(6,373)	94,754
Expenses:
Provision for loan losses	110	—	5,895	—	—	6,005
Interest expense	7,352	1,113	7,765	867	(6,373)	10,724
Salaries and employee benefits	21,012	4,527	6,483	3,110	—	35,132
Depreciation and amortization	2,445	181	150	136	—	2,912
Other noninterest expenses	12,822	3,924	3,970	768	—	21,484
Total operating expenses	43,741	9,745	24,263	4,881	(6,373)	76,257
Income (loss) before income taxes	9,255	4,010	7,056	(1,824)	—	18,497
Income tax expense (benefit)	1,501	1,051	1,921	(474)	—	3,999
Net income (loss)	$7,754	$2,959	$5,135	$(1,350)	$—	$14,498
Total assets	$1,430,083	$110,452	$315,278	$18,878	$(255,310)	$1,619,381
Capital expenditures	$1,741	$136	$57	$67	$—	$2,001

During the nine months ended September 30, 2020, the Corporation recorded merger related expenses of $1.40 million ($1.13 million after income taxes), in connection with its acquisition of Peoples, of which $1.30 million ($1.03 million after income taxes) was allocated to the community banking segment and recorded as $119,000 of salaries and benefits expense, $879,000 of other noninterest expense and a loss on disposal of equipment of $298,000 included in other noninterest income.  The remainder was recorded as other noninterest expense at the holding company.  No merger related expenses were recorded during the three months ended September 30, 2020.  In the third quarter and first nine months of 2019, the Corporation recorded merger related expenses of $409,000 ($389,000 after income taxes) in connection with its pending acquisition of Peoples, of which $104,000 ($89,000 after income taxes) was allocated to the retail banking segment and recorded as other noninterest expense. The remainder was recorded as other noninterest expense at the holding company.

The community banking segment extends two warehouse lines of credit to the mortgage banking segment, providing a portion of the funds needed to originate mortgage loans. The community banking segment charges the mortgage banking segment interest at the daily FHLB advance rate plus a spread ranging from 50 basis points to 175 basis points. The community banking segment also provides the consumer finance segment with a portion of the funds needed to purchase loan contracts by means of variable rate notes that carry interest at one-month LIBOR plus 200 basis points, with a floor of 3.5 percent and fixed rate notes that carry interest at rates ranging from 2.4 percent to 8.0 percent. The community banking segment acquires certain residential real estate loans from the mortgage banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. Certain corporate overhead costs incurred by the community banking segment are not allocated to the mortgage banking, consumer finance and other segments.

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of loan commitments at the Bank was $311.06 million at September 30, 2020 and $256.15 million at December 31, 2019, which does not include IRLCs at the mortgage banking segment, which are discussed in Note 12.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $17.86 million at September 30, 2020 and $16.60 million at December 31, 2019.

The mortgage banking segment sells substantially all of the residential mortgage loans it originates to third-party investors. As is customary in the industry, the agreements with these investors require the mortgage banking segment to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the investors are entitled to make loss claims and repurchase requests of the mortgage banking segment for loans that contain covered deficiencies. The mortgage banking segment has obtained early payment default recourse waivers for a portion of its business. Recourse periods for early payment default for the remaining investors vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. The mortgage banking segment maintains an allowance for indemnifications that represents management’s estimate of losses that are probable of arising under these recourse provisions. As performance data for loans that have been sold is not made available to the mortgage banking segment by the investors, the evaluation of potential losses is inherently subjective.  A schedule of expected losses on loans with claims or indemnifications is maintained to ensure the reserve is adequate to cover estimated losses. For the three and nine months ended September 30, 2020, the Corporation recorded $9,000 and $172,000 of provision for indemnifications, compared to no provision for indemnifications for the three and nine months ended September 30, 2019, respectively. The allowance for indemnifications was $2.65 million at September 30, 2020 and $2.48 million at December 31, 2019.

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

Cash flow hedges.  The Corporation designates interest rate swaps as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Corporation’s trust preferred capital notes. These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Corporation’s borrowings for fixed-rate interest payments.  Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Corporation assesses the effectiveness of each hedging relationship quarterly. If the Corporation determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of September 30, 2020, the Corporation has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2024 and June 2029.

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

At September 30, 2020, the mortgage banking segment had $307.39 million of IRLCs and $250.91 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $558.30 million in mortgage loans.  Also at September 30, 2020, the mortgage banking segment had $10.40 million of IRLCs and $14.79 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using forward sales of $15.25 million of TBA securities and mandatory-delivery forward sales contracts for $7.89 million in mortgage loans.

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

The following tables summarize key elements of the Corporation’s derivative instruments other than forward sales of mortgage loans.  The fair values of forward sales of mortgage loans were not material to the consolidated financial statements of the Corporation at September 30, 2020 or December 31, 2019.

	September 30, 2020
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$—	$2,147
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	85,028	9,355	—
Matched interest rate swaps with counterparty	85,028	—	9,355
Mortgage banking contracts:
IRLCs	317,783	5,942	—
Forward sales of TBA securities	15,250	—	52

	December 31, 2019
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$—	$145
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	74,266	2,454	8
Matched interest rate swaps with counterparty	74,266	8	2,454
Mortgage banking contracts:
IRLCs	75,073	1,083	—
Forward sales of TBA securities	24,000	—	25

The Corporation is required to maintain cash collateral with dealer counterparties for derivative instruments in a loss position, subject to certain thresholds and offsets. At September 30, 2020 and at December 31, 2019, $11.86 million and $2.52 million, respectively, of cash collateral was maintained with dealer counterparties and was included in “Other assets” in the Consolidated Balance Sheets.

NOTE 13: Other Noninterest Expenses

The following table presents the significant components in the Consolidated Statements of Income line “Noninterest Expenses-Other.”

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Data processing fees	$2,607	$2,345	$8,142	$6,561
Professional fees	706	1,061	2,424	2,414
Tax service and investor fees	554	359	1,335	797
Marketing and advertising expenses	369	485	1,207	1,293
Telecommunication expenses	311	337	1,092	985
Travel and educational expenses	430	290	974	996
All other noninterest expenses	2,456	1,721	6,765	5,358
Total other noninterest expenses	$7,433	$6,598	$21,939	$18,404

The table above includes merger related expenses for the nine months ended September 30, 2020 of $898,000, of which $501,000 was included in data processing fees, $336,000 was included in professional fees, and $61,000 was included in all other noninterest expenses.  There were no merger related expenses recorded during the three months ended September 30, 2020.  The table above includes merger related expenses for the three and nine months ended September 30, 2019 of $409,000, of which $392,000 was included in professional fees, $1,000 was included in telecommunication expenses and $16,000 was included in all other noninterest expenses.

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

Financial Performance Measures

Consolidated net income for the Corporation was $6.9 million for the third quarter of 2020, or $1.86 per share, compared with consolidated net income of $4.9 million for the third quarter of 2019, or $1.42 per share.  Consolidated net income for the Corporation was $14.3 million for the first nine months of 2020, or $3.87 per share, compared with consolidated net income of $14.5 million for the first nine months of 2019, or $4.19 per share.  The Corporation’s annualized ROE and ROA were 15.47 percent and 1.39 percent, respectively, for the third quarter of 2020, compared to 12.28 percent and 1.25 percent, respectively, for the third quarter of 2019.  The Corporation’s annualized ROE and ROA were 10.73 percent and 0.99 percent, respectively, for the first nine months of 2020, compared to 12.45 percent and 1.25 percent, respectively, for the first nine months of 2019.

Consolidated net income for the third quarter and first nine months of 2020 and 2019 were affected by certain items that management does not expect to have an ongoing impact on consolidated net income, including merger related expenses incurred in connection with the Corporation’s acquisition of Peoples Bankshares, Incorporated (Peoples), which was completed on January 1, 2020, impairment charges related to branch consolidation, and provisions of the Coronavirus Aid, Recovery, and Economic Security Act (the CARES Act), enacted in March 2020, which provided income tax benefits in 2020 related to prior tax years of Peoples.  Excluding the effects of these items, adjusted net income for the third quarter of 2020 was $6.9 million, or $1.85 per share, compared to $5.3 million, or $1.54 per share, for the third quarter of 2019.  Adjusted net income for the first nine months of 2020 was $15.3 million, or $4.15 per share, compared to $14.9 million, or $4.30 per share, for the first nine months of 2019.  Adjusted ROE and adjusted ROA, on an annualized basis were 15.42 percent and 1.38 percent, respectively, for the third quarter of 2020, compared to 13.26 percent and 1.35 percent, respectively, for the third quarter of 2019.  Adjusted ROE and adjusted ROA, on an annualized basis, were 11.50 percent and 1.06 percent, respectively, for the first nine months of 2020, compared to 12.78 percent and 1.29 percent, respectively, for the first nine months of 2019.  Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net income, adjusted earnings per share, adjusted ROE and adjusted ROA, which are non-GAAP financial measures, to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

Consolidated net income and earnings per share increased 41.6 percent and 31.1 percent, respectively, for the third quarter of 2020, and decreased 1.4 percent and 7.6 percent, respectively, for the first nine months of 2020, compared to the same periods in 2019.  Adjusted net income and adjusted earnings per share increased 30.7 percent and 20.3 percent, respectively, for the third quarter of 2020, and increased 3.0 percent and decreased 3.5 percent, respectively, for the first nine months of 2020, compared to the same periods in 2019.  The increase in adjusted earnings per share for the third quarter of 2020 compared to the third quarter of 2019 is due primarily to higher mortgage banking segment net income, partially offset by higher provision for loan losses at the community banking segment, lower net interest income at the consumer finance segment and the issuance of 209,871 shares of common stock in connection with the acquisition of Peoples.  The decrease in adjusted earnings per share for the first nine months of 2020 compared to the first nine months of 2019 is due primarily to higher provision for loan losses and higher operating expenses at the community banking segment and the issuance of common stock in connection with the acquisition of Peoples, partially offset by higher net income at the mortgage banking segment.

Impact of and Response to the COVID-19 Pandemic

The COVID-19 pandemic has caused a significant disruption in economic activity worldwide, and has had a significant impact on businesses and consumers in our market areas and on our results of operations, which the Corporation expects to continue.  Many businesses temporarily closed or reduced their availability at the beginning of the pandemic; and while many people have returned to work, the U.S. unemployment rate was 7.9 percent in September after reaching 14.7 percent in April.  There remains substantial uncertainty about critical factors that may affect the economy and employment, including a rising trend in new cases of COVID-19 in the U.S.; the development, efficacy and availability of a vaccine against COVID-19, potential re-tightening of policies that had previously allowed businesses to open; any further government stimulus efforts, including the nature, timing and extent of such stimulus; and the timing of reopening of schools, many of which are currently being conducted virtually.

The COVID-19 pandemic presents significant risks and uncertainties to our businesses; however, at this time we cannot determine the ultimate impact of this pandemic on the results of operations of the Corporation.  The federal government and state and local governments have responded to this crisis with unprecedented relief efforts and economic stimulus.  We cannot predict the duration or severity of the pandemic, the extent of government intervention during and following the pandemic or the effects the pandemic will have on the Corporation.  We believe that as a result of the COVID-19 pandemic, our results of operations may be impacted by elevated loan losses, net interest margin compression, falling demand for loans and potential impairments of securities available for sale and goodwill.

Risks to Results of Operations

Elevated loan losses. The COVID-19 pandemic has had a significant impact on businesses and consumers in our market areas.  Many businesses temporarily closed or have faced declines in revenue since the beginning of the pandemic as consumers were instructed to stay at home.  Even as businesses reopen, many restrictions remain, including limited gathering sizes.  This disruption has caused employers to lay off or reduce compensation of certain employees, and some people not to receive steady incomes because they have become ill or have had to care for children or family members and are not able to work, resulting in many households facing reduced income.  Commercial and consumer borrowers affected by the pandemic may not be able to make timely payments on loans, which may lead to an increase in delinquencies or defaults and may ultimately result in increases in net charge-offs and provision for loan losses.  Furthermore, collateral values may decline as a result of decreased economic activity and increased uncertainty during the crisis, which may contribute to an increase in loan losses during and after the pandemic.

In the third quarter and first nine months of 2020, the Corporation recorded additional provision for loan losses of approximately $2.5 million and $8.0 million, respectively, as a result of asset quality deterioration that is expected to arise as a result of the COVID-19 pandemic and related economic disruption.  Management continues to monitor changes in economic conditions and asset quality resulting from the COVID-19 pandemic, and if conditions deteriorate further then additional provision for loan losses may be required in future periods.

Net interest margin compression.  Since December 31, 2019, the Federal Reserve Bank’s Federal Open Market Committee has reduced its benchmark interest rate target to near zero by announcing rate cuts of 50 basis points on March 3, 2020 and 100 basis points on March 15, 2020.  Treasury yields for all maturities are also lower since the outbreak of COVID-19.  Lower market interest rates have resulted in lower average yields on all classes of earning assets.  While average costs of deposits and borrowings have also decreased, and we expect the average cost of time deposits to continue to decrease due to the repricing of time deposits at maturity, the effect on net interest margin may not offset the effect of lower yields on earning assets.

Falling demand for loans. As businesses and consumers have been affected by the pandemic, new investment and consumer spending may decline, resulting in lower demand for loans.  Our recent performance and strategic planning have depended in part on growth in lending at the community banking segment, and we have invested in expanding our commercial lending team.  While loans outstanding at the community banking segment grew during the second quarter (which included loans originated under the Paycheck Protection Program (PPP) of the Small Business Administration (SBA)) and third quarter of 2020, there can be no assurance that loan growth will continue during or after the pandemic.  Lower demand for loans in our markets as a result of the COVID-19 pandemic, combined with lower interest rates on new loans, may negatively impact interest income from loans.

Impairment of securities and goodwill.  A broad decrease in economic activity as a result of the COVID-19 pandemic is expected to affect tax revenues of states and political subdivisions, and increased uncertainty has resulted in volatility in the market price of investments.  The Corporation holds securities issued by states and political subdivisions that may experience shortfalls in general revenues or an inability to repay obligations when due as a result of the crisis, and there is a risk that these securities may become impaired, which would have a negative impact on the Corporation’s results of operations.  Additionally, depending on the severity and duration of the economic consequences of the COVID-19 pandemic, the Corporation’s goodwill may become impaired, which would have a negative impact on the Corporation’s results of operations.

Our Response to the Crisis

The Corporation has taken steps in various areas of our businesses in response to the changes in circumstances arising from the COVID-19 pandemic.

●	We have adapted our technology and processes to allow a substantial portion of administrative personnel to work remotely beginning in mid-March 2020. As of September 30, 2020, most employees have returned to our offices on a full-time or part-time basis, but a significant number continue to work remotely.
●	We have implemented safe and healthy practices of social distancing and enhanced cleaning to protect our employees and customers as we continue to operate and serve our communities.
●	Our Bank branch lobbies reopened in September 2020, after being temporarily closed except by appointment. Bank customers have had continuous access to our products and services during the pandemic through our online and mobile platforms, ATMs and drive-thru facilities.
●	We originated 1,257 PPP loans, with an aggregate principal amount of $89.8 million.
●	We are working proactively with borrowers affected by the crisis, including offering short-term loan modifications, such as payment deferrals or interest only periods, for borrowers who are temporarily unable to make loan payments. As of September 30, 2020, we have provided such modifications, typically for periods of less than six months, on loans with aggregate balances of $103.6 million, of which 73 percent have either resumed regular payments or have paid off.

Principal Business Segments

An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in the section “Results of Operations.”

Community Banking:  The community banking segment reported net income of $1.1 million for the third quarter of 2020, compared to net income of $2.4 million for the third quarter of 2019.  For the first nine months of 2020, the community banking segment reported net income of $1.8 million, compared to $7.8 million for the first nine months of 2019. Previously, the community banking segment was referred to as the retail banking segment.  There have been no changes to the composition of the community banking segment.

The decrease in community banking segment net income for the third quarter and first nine months of 2020, compared to the same periods in 2019, was due primarily to (1) higher provision for loan losses, as the COVID-19 pandemic continues to have a disruptive economic impact in the markets that C&F Bank serves, even as many businesses have reopened; (2) higher operating expenses, including assuming certain operating costs of Peoples and investing in technology infrastructure to support continued growth; (3) lower yields on loans, securities, and interest-earning deposits with other banks; (4) higher average balances on interest-bearing deposit accounts; (5) lower service charges on deposit accounts and (6) higher expense associated with the FDIC insurance assessment, as credits available to banks with less than $10 billion in consolidated assets were used to offset assessment expense for portions of 2019 and 2020 and were fully utilized by the end of the first quarter of 2020.  These factors were partially offset by (1) higher average loans outstanding, which contributed to higher interest income for the third quarter and first nine months of 2020 compared to the same periods in 2019, (2) higher non-interest income from debit card interchange fees and (3) income tax benefits in the third quarter and first nine months of 2020 of $23,000 and $326,000, respectively, related to prior tax years of Peoples as a result of the CARES Act. For the third quarter of 2020, compared to the third quarter of 2019, these factors were partially offset by lower merger related expenses.  For the first nine months of 2020, compared to the same period in 2019, the decrease in community banking segment net income was also due in part to (1) higher merger related expenses and (2) a write-down of assets ($281,000) in connection with the consolidation of the Bank’s former main office in West Point, VA into a nearby branch office and the donation of the building to the Town of West Point, which was completed in October 2020.

Average loans increased $243.7 million or 31.3 percent for the third quarter of 2020 and $206.5 million, or 26.7 percent, for the first nine months of 2020, compared to the same periods in 2019.  These increases included $94.0 million and $105.1 million for the third quarter and first nine months of 2020, respectively, of average balances of loans acquired in the acquisition of Peoples, and $89.6 million and $52.5 million, respectively, of average balances of loans originated under the PPP. The increase in average loans outstanding for the third quarter and first nine months of 2020 compared to the same periods in 2019 excluding the acquisition of Peoples and the PPP was due primarily to growth in the commercial real estate and commercial business lending segments of the loan portfolio.  Average loan yields were lower for the third quarter and first nine months of 2020 compared to the same periods in 2019 due to repricing of variable rate loans, lower average yields on new lending, including PPP loans, and lower interest income on purchased credit impaired (PCI) loans.  The recognition of interest income on PCI loans is based on management’s expectation of future payments of principal and interest. Earlier than expected repayments of certain PCI loans resulted in the recognition of additional interest income in the first nine months of 2020 and 2019. Interest income recognized on PCI loans was $485,000 and $2.2 million for the third quarter and first nine months of 2020, respectively, compared to $985,000 and $2.7 million for the third quarter and first nine months of 2019, respectively.

C&F Bank’s total nonperforming assets were $2.4 million at September 30, 2020, compared to $2.6 million at December 31, 2019. Nonperforming assets at September 30, 2020 included $1.3 million in nonaccrual loans, compared to $1.5 million at December 31, 2019 and included $1.1 million in other real estate owned at both September 30, 2020 and December 31, 2019.  Nonaccrual loans were comprised primarily of residential mortgages and equity lines at September 30, 2020 and December 31, 2019.  The community banking segment recorded provision for loan losses of $1.5 million and $3.9 million in the third quarter and first nine months of 2020, respectively, primarily to add to reserves based on qualitative adjustments as a result of the COVID-19 pandemic and due to loan growth, compared to zero and $110,000 for the same periods in 2019.  As of September 30, 2020, compared to December 31, 2019, there have not been significant changes in the overall credit quality of the loan portfolio, although management believes the effects of PPP loans, payment deferrals and government stimulus may be delaying signs of credit deterioration. Management believes that the level of the allowance for loan losses is sufficient to absorb losses inherent in the portfolio.  However, if there is further deterioration in economic conditions, additional provision may be required in future periods.

The community banking segment opened two new financial centers in Charlottesville and Downtown Richmond in the third quarter of 2020, and consolidated its former main office in West Point, VA into a nearby branch effective October 16, 2020.

Mortgage Banking:  The mortgage banking segment reported net income of $4.5 million for the third quarter of 2020, compared to net income of $1.2 million for the third quarter of 2019. For the first nine months of 2020, the mortgage banking segment reported net income of $8.3 million, compared to net income of $3.0 million for the first nine months of 2019.

The increase in net income of the mortgage banking segment for the third quarter and first nine months of 2020 compared to the same periods in 2019 was due primarily to higher gains on sales of loans and mortgage banking fee income, resulting from record loan production and higher margins, higher fee income for providing mortgage origination functions to third parties and higher net interest income due to higher balances of loans held for sale.  Partially offsetting these factors were higher compensation expense, loan expense and data processing expense related to higher loan volume. Mortgage loan originations for the mortgage banking segment were $534.7 million and $1.24 billion for the third quarter and first nine months of 2020, respectively, compared to $286.9 million and $672.4 million for the third quarter and first nine months of 2019, respectively.  Loan production for the third quarter and first nine months of 2020 was the highest reported by the mortgage banking segment for any quarter and for the first nine months of any calendar year in the Corporation’s history.  Lower interest rates on mortgage loans have contributed to an increase in volume in the broader mortgage industry in the first nine months of 2020 compared to the same period in the prior year.  Mortgage loan originations for the mortgage banking segment during the third quarter of 2020 for refinancings and home purchases were $285.3 million and $249.4 million, respectively, compared to $93.4 million and $193.5 million, respectively, during the third quarter of 2019.  Mortgage loan originations for the mortgage banking segment during the first nine months of 2020 for refinancings and home purchases were $625.4 million and $618.0 million, respectively, compared to $147.1 million and $525.3 million, respectively, during the first nine months of 2019.

Consumer Finance:  The consumer finance segment reported net income of $1.6 million for the third quarter of 2020, compared to net income of $1.9 million for the third quarter of 2019.  For the first nine months of 2020, the consumer finance segment reported net income of $5.2 million, compared to net income of $5.1 million for the first nine months of 2019.

Favorable factors affecting net income of the consumer finance segment for the third quarter and first nine months of 2020 compared to the same periods in 2019 included a decrease in interest expense due to lower average cost of borrowings and lower net charge-offs, requiring less provision for loan losses to maintain the level of the allowance for loan losses. Unfavorable factors affecting net income of the consumer finance segment for the third quarter and first nine months of 2020 compared to the same periods in 2019 included lower interest income from loans, due primarily to lower average yields, and provision for loan losses in the third quarter and first nine months of 2020, to add to reserves based on qualitative adjustments as a result of the COVID-19 pandemic. The average yield on loans for the third quarter and first nine months of 2020 was lower compared to the same periods of 2019 due to continued competition in the non-prime automobile loan business, including the effect of a lower interest rate environment, and the consumer finance segment’s pursuing growth in higher quality, lower yielding loans, which include prime marine and recreational vehicle (RV) loans.

The annualized net charge-off ratio for the first nine months of 2020 decreased to 1.56 percent from 2.91 percent for the first nine months of 2019. The decline reflects a lower number of charge-offs during 2020, due to improvement in loan performance, and lower losses per loan charged off as a result of a strong used car market.  Improvement in loan performance has resulted from C&F Finance Company continuing to purchase higher quality loans as well as borrowers benefitting from the government’s stimulus measures in response to the pandemic during 2020.  C&F Finance Company offers payment deferrals at times to non-prime automobile borrowers as a management technique to achieve higher ultimate cash collections.  C&F Finance Company offered a higher number of payment deferrals during the first and second quarters of 2020 to borrowers impacted by the pandemic, and as of September 30, 2020, most borrowers who received a deferral had resumed making payments and were current.  Monthly payment deferrals, as a percentage of non-prime automobile loans outstanding, rose to as high as 8.25 percent during the second quarter of 2020 and decreased to 1.57 percent by the end of the third quarter of 2020. The average amount deferred on a monthly basis during the third quarter and first nine months of 2020 was 2.04 percent and 3.38 percent, respectively, of non-prime automobile loans outstanding, compared to 1.90 percent and 1.91 percent, respectively, during the same periods in 2019.  At September 30, 2020, total delinquent loans, which does not include loans that have been granted a payment deferral, as a percentage of total loans was 2.48 percent, compared to 4.17 percent at December 31, 2019 and 3.48 percent at September 30, 2019.  The allowance for loan losses was $23.9 million, or 7.65 percent of total loans at September 30, 2020, compared to $21.8 million, or 6.96 percent of total loans at December 31, 2019. The increase in the level of the allowance for loan losses as a percentage of total loans reflects losses that management believes are probable as a result of the economic impacts of the COVID-19 pandemic.  Management believes that the level of the allowance for loan losses is sufficient to absorb losses inherent in the portfolio.  However, if there is further deterioration in economic conditions, additional provision may be required in future periods.

Merger Related Expenses.  In the third quarter of 2020, there were no merger related expenses recorded in connection with the acquisition of Peoples.  For the first nine months of 2020, the Corporation recorded merger related expenses of $1.4 million ($1.1 million after income taxes), of which $1.3 million ($1.0 million after income taxes) was allocated to the community banking segment and $100,000 ($100,000 after income taxes) was recorded as a holding company expense.

For the third quarter and first nine months of 2019, the Corporation recorded merger related expenses of $409,000 ($389,000 after income taxes), of which $104,000 ($89,000 after income taxes) was allocated to the community banking segment and $305,000 ($300,000 after income taxes) was recorded as a holding company expense. As of September 30, 2020, the Corporation has recorded aggregate merger related expenses of $2.1 million ($1.8 million after income taxes) and expects that any further merger related expenses incurred in future periods will not be significant to the Corporation as a whole.

Issuance of Subordinated Notes. On September 29, 2020, the Corporation completed the issuance of $20.0 million in aggregate principal amount of subordinated notes due in 2030 in a private placement transaction.  The subordinated notes will initially bear interest at a fixed rate of 4.875% for five years and at the three month SOFR plus 475.5 basis points thereafter.  These notes are included in Tier 2 capital of the Corporation, and the proceeds will be used for general corporate purposes and to support future growth opportunities.

Capital Management. Total equity was $189.1 million at September 30, 2020, compared to $165.3 million at December 31, 2019. Capital growth resulted primarily from earnings for the first nine months of 2020 and the issuance of $11.6 million of common equity in connection with the acquisition of Peoples on January 1, 2020, which was partially offset by cash dividends declared of $1.14 per share during the first nine months of 2020. For the third quarter of 2020, the Corporation’s cash dividend equated to a payout ratio of 20.4 percent of third quarter earnings per share. The Corporation cannot predict what impact the COVID-19 pandemic will ultimately have on its earnings and capital levels.  At this time, the Corporation expects to continue paying a regular quarterly dividend.  The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions (including the impact of COVID-19), current and future capital requirements and expected future earnings.

In May 2019, the Corporation’s Board of Directors authorized a program, effective June 1, 2019, to repurchase up to $5.0 million of the Corporation’s common stock (the Repurchase Program) through May 31, 2020.  The Corporation made no repurchases of its common stock during the three months ended September 30, 2020.  Repurchases under the Corporation’s share repurchase program for the first nine months of 2020 were $355,000. The Corporation had made aggregate common stock repurchases of $2.1 million under the Repurchase Program when the program expired on May 31, 2020.  The Repurchase Program has not been renewed or extended at this time. At September 30, 2020, the book value per share of the Corporation’s common stock was $51.64, and tangible book value per share was $44.08, compared to $48.07 and $43.61, respectively, at December 31, 2019.

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

Goodwill: The Corporation's goodwill was recognized in connection with past business combinations and is reported at the community banking segment and the consumer finance segment. The Corporation reviews the carrying value of goodwill at least annually or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Corporation may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Corporation elects to bypass the qualitative assessment or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying value to determine whether an impairment exists. In the last evaluation of goodwill at the community banking segment and the consumer finance segment, which was the annual evaluation in the fourth quarter of 2019, the Corporation concluded that no impairment existed based on an assessment of qualitative factors.  As the COVID-19 pandemic and the related economic disruption has caused a recession and resulted in recognition of higher provisions for loan losses and a decrease in net income of the community banking segment and consumer finance segment, management considered the impact of the pandemic on goodwill and determined that a triggering event had not occurred as of September

30, 2020.  Depending on the severity and duration of the economic consequences of the COVID-19 pandemic and their impact on the Corporation, management may determine that goodwill should be evaluated for impairment.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three and nine months ended September 30, 2020 and 2019.  Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Accretion of fair value purchase adjustments related to business combinations are included in the computation of yields on loans and investments and on the costs of deposits and borrowings. The accretion contributed approximately 15 basis points to the yield on loans and 12 basis points to both the yield on interest earning assets and the net interest margin for the third quarter of 2020, compared to approximately 34 basis points to the yield on loans and 27 basis points to both the yield on interest earning assets and the net interest margin for the third quarter of 2019.  The accretion contributed approximately 22 basis points to the yield on loans and 18 basis points to both the yield on interest earning assets and the net interest margin for the first nine months of 2020, compared to approximately 32 basis points to the yield on loans and 25 basis points to both the yield on interest earning assets and the net interest margin for the first nine months of 2019.  Fees collected on PPP loans are recognized net of direct origination costs over the life of the loans and contributed 12 basis points and 8 basis points to the yield on loans for the third quarter and first nine months of 2020, respectively, and contributed 10 and 6 basis points for the third quarter and first nine months of 2020, respectively, to both the yield on earning assets and net interest margin.  Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented.

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended September 30,
	2020			2019
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$168,659	$788	1.87%	$128,505	$774	2.41%
Tax-exempt	83,776	629	3.00	68,868	638	3.71
Total securities	252,435	1,417	2.25	197,373	1,412	2.86
Total loans	1,544,389	22,537	5.81	1,176,729	22,260	7.51
Interest-bearing deposits in other banks	44,523	32	0.29	94,625	460	1.93
Total earning assets	1,841,347	23,986	5.18	1,468,727	24,132	6.52
Allowance for loan losses	(37,417)			(33,730)
Total non-earning assets	188,314			131,305
Total assets	$1,992,244			$1,566,302

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$253,950	102	0.16	$209,128	275	0.52
Money market deposit accounts	271,652	219	0.32	192,354	236	0.49
Savings accounts	170,296	25	0.06	120,170	27	0.09
Certificates of deposit, $100 or more	273,668	1,182	1.72	215,655	1,070	1.97
Other certificates of deposit	212,101	756	1.42	188,114	798	1.68
Interest-bearing deposits	1,181,667	2,284	0.77	925,421	2,406	1.03
Borrowings	99,097	693	2.80	160,340	1,363	3.40
Total interest-bearing liabilities	1,280,764	2,977	0.93	1,085,761	3,769	1.38
Noninterest-bearing demand deposits	478,232			286,211
Other liabilities	54,405			35,224
Total liabilities	1,813,401			1,407,196
Equity	178,843			159,106
Total liabilities and equity	$1,992,244			$1,566,302
Net interest income		$21,009			$20,363
Interest rate spread			4.25%			5.14%
Interest expense to average earning assets (annualized)			0.64%			1.02%
Net interest margin (annualized)			4.54%			5.50%

	Nine Months Ended September 30,
	2020			2019
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$150,598	$2,390	2.12%	$134,125	$2,448	2.43%
Tax-exempt	80,328	1,908	3.17	73,169	2,080	3.79
Total securities	230,926	4,298	2.48	207,294	4,528	2.91
Total loans	1,431,280	67,699	6.32	1,138,532	65,514	7.69
Interest-bearing deposits in other banks	111,329	682	0.82	100,495	1,631	2.17
Total earning assets	1,773,535	72,679	5.47	1,446,321	71,673	6.62
Allowance for loan losses	(34,937)			(33,887)
Total non-earning assets	193,370			129,621
Total assets	$1,931,968			$1,542,055

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$256,143	443	0.23	$217,080	894	0.55
Money market deposit accounts	252,598	759	0.40	198,355	757	0.51
Savings accounts	158,755	85	0.07	120,515	86	0.10
Certificates of deposit, $100 or more	264,642	3,669	1.85	201,022	2,716	1.81
Other certificates of deposit	230,411	2,699	1.56	182,793	2,082	1.52
Total interest-bearing deposits	1,162,549	7,655	0.88	919,765	6,535	0.95
Borrowings	133,477	2,827	2.82	159,963	4,189	3.49
Total interest-bearing liabilities	1,296,026	10,482	1.08	1,079,728	10,724	1.33
Noninterest-bearing demand deposits	408,876			275,269
Other liabilities	49,436			31,804
Total liabilities	1,754,338			1,386,801
Equity	177,630			155,254
Total liabilities and equity	$1,931,968			$1,542,055
Net interest income		$62,197			$60,949
Interest rate spread			4.39%			5.29%
Interest expense to average earning assets			0.79%			0.99%
Net interest margin			4.68%			5.63%

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

TABLE 2: Rate-Volume Recap

	Three Months Ended September 30, 2020 from 2019
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$(5,715)	$5,992	$277
Securities:
Taxable	(196)	210	14
Tax-exempt	(134)	125	(9)
Interest-bearing deposits in other banks	(264)	(164)	(428)
Total interest income	(6,309)	6,163	(146)
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	(222)	49	(173)
Money market deposit accounts	(97)	80	(17)
Savings accounts	(11)	9	(2)
Certificates of deposit, $100 or more	(149)	261	112
Other certificates of deposit	(134)	92	(42)
Total interest-bearing deposits	(613)	491	(122)
Borrowings	(212)	(458)	(670)
Total interest expense	(825)	33	(792)
Change in net interest income	$(5,484)	$6,130	$646

	Nine Months Ended September 30, 2020 from 2019
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans	$(12,901)	$15,086	$2,185
Securities:
Taxable	(335)	277	(58)
Tax-exempt	(362)	190	(172)
Interest-bearing deposits in other banks	(1,109)	160	(949)
Total interest income	(14,707)	15,713	1,006
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	(596)	145	(451)
Money market deposit accounts	(182)	184	2
Savings accounts	(28)	27	(1)
Certificates of deposit, $100 or more	62	891	953
Other certificates of deposit	57	560	617
Total interest-bearing deposits	(687)	1,807	1,120
Borrowings	(731)	(631)	(1,362)
Total interest expense	(1,418)	1,176	(242)
Change in net interest income	$(13,289)	$14,537	$1,248

Net interest income, on a taxable-equivalent basis, for the three months ended September 30, 2020 was $21.0 million, compared to $20.4 million for the three months ended September 30, 2019. Net interest income, on a taxable-equivalent basis, for the first nine months of 2020 was $62.2 million, compared to $60.9 million for the first nine months of 2019.  Annualized net interest margin decreased 96 basis points to 4.54 percent for the third quarter of 2020 and decreased 95 basis points to 4.68 percent for the first nine months of 2020, relative to the same periods in 2019, due primarily to lower average yields on loans and other earning assets, partially offset by (1) using lower-yielding excess cash to fund growth in loans and securities and repay borrowings and (2) growth in low cost deposits, including noninterest-bearing demand deposits.  The yield on interest-earning assets and cost of interest-bearing liabilities decreased by 134 basis points and 45 basis points, respectively, for the third quarter of 2020 and decreased by 115 basis points and 25 basis points, respectively for the first nine months of 2020, compared to the same periods in 2019.  Average earning assets grew by $372.6 million and $327.2 million for the third quarter and first nine months of 2020, compared to the same periods in 2019, primarily due to growth in loans (including PPP loans) and securities funded by deposit growth as well as the acquisition of Peoples on January 1, 2020.

Average loans, which includes both loans held for investment and loans held for sale, increased $367.7 million to $1.5 billion for the third quarter of 2020, compared to the same period in 2019, and increased $292.7 million to $1.4 billion for the first nine months of 2020, compared to the same period in 2019. Average loans held for investment at the community banking segment increased $243.7 million, or 31.3 percent, for the third quarter of 2020, and increased $206.5 million, or 26.7 percent for the first nine months of 2020 compared to the same periods in 2019.  These increases included $94.0 million and $105.1 million for the third quarter and first nine months of 2020, respectively, of average balances of loans acquired in the acquisition of Peoples, and $89.6 million and $52.5 million, respectively, of average balances of loans originated under the PPP. The remaining increase in average loans outstanding at the community banking segment for the third quarter and first nine months of 2020 compared to the same periods in 2019 was due primarily to growth in the commercial real estate and commercial business lending segments of the loan portfolio. Average loans held for investment at the consumer finance segment decreased $4.6 million, or 1.5 percent, for the third quarter of 2020, and increased $2.3 million, or 0.8 percent, for the first nine months of 2020, compared to the same periods of 2019 as average marine and RV loans increased due to the continued expansion of the consumer finance segment’s purchases of those loan contracts and average automobile loans decreased due to continuing competition for loan contracts.  Average loans held for sale at the mortgage banking segment increased $127.0 million, or 154.6 percent, for the third quarter of 2020, and increased $82.6 million, or 147.0 percent, for the first nine months of 2020, compared to the same periods in 2019, due to higher loan production.

The overall yield on average loans decreased 170 basis points to 5.81 percent for the third quarter of 2020 and decreased 137 basis points to 6.32 percent for the first nine months of 2020, compared to the same periods of 2019 due primarily to changes in the composition of the loan portfolio, lower market interest rates, and loans originated under the PPP, which have lower yields relative to other loans. In addition, yields at the consumer finance segment were lower due to continued competition in the non-prime automobile loan business, including the effect of a lower interest rate environment, and the consumer finance segment continuing to pursue growth in higher quality, lower yielding loans, which includes prime marine and RV loans. Lower interest income on PCI loans at the community banking segment for the third quarter and first nine months of 2020 as compared to the same periods of 2019 also contributed to the decrease in yield. While yields on loans originated under the PPP were lower than the average yield of other loans at the community banking segment during the third quarter and first nine months of 2020, unrecognized net deferred fees of $2.9 million at September 30, 2020 may result in higher yields in future periods as they are recognized over the remaining life of those loans, a portion of which are expected to be repaid by the SBA prior to maturity in accordance with the forgiveness provisions of the PPP.

Average securities available for sale increased $55.1 million and $23.6 million for the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019, due primarily to higher purchases of securities and the acquisition of Peoples. The average yield on the securities portfolio on a taxable-equivalent basis decreased 61 and 43 basis points for the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019, due to purchases of securities in 2020 at lower average yields relative to the average yield of the portfolio as a whole.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the Federal Reserve Bank, decreased $50.1 million and increased $10.8 million for the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019, as the Corporation utilized excess cash to fund growth in loans and securities and repay borrowings. The average yield on interest-bearing deposits in other banks decreased 164 and 135 basis points for the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019, due to lower average rates on excess cash reserves, partially offset by an increase in purchased time deposits.  The Federal Reserve Bank decreased the interest rate on excess cash reserve balances from 2.40 percent at September 30, 2019 to 1.55 percent by the end of 2019, and then further decreased the interest rate to 0.10 percent by the end of the third quarter of 2020 in response to the COVID-19 pandemic.

Average money market, savings and interest-bearing demand deposits increased $174.2 million and $131.5 million for the third quarter and first nine months of 2020, and average time deposits increased $82.0 million and $111.2 million for the third quarter and first nine months of 2020, compared to the same periods in 2019.  Average noninterest-bearing demand deposits increased $192.0 million and $133.6 million for the third quarter and first nine months of 2020, compared to the same periods in 2019.  Higher average deposit balances are due primarily to deposit growth during 2020 and the acquisition of Peoples.  The increases in average money market, savings and interest bearing-demand deposits included $49.1 million for the third quarter of 2020 and $61.3 million for the first nine months of 2020, and the increases in average time deposits included $77.4 million for the third quarter of 2020 and $77.8 million for the first nine months of 2020, related to the acquisition of Peoples. Deposit growth was also impacted by the effect of PPP loans and direct government payments received by depositors. The average cost of interest-bearing deposits decreased 26 basis points and 7 basis points for the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019, due primarily to lower rates on money market, savings and interest-bearing demand deposits, which take effect immediately upon a change in offered rates. Offered rates on time deposits were also lower during the third quarter and first nine months of 2020, compared to the same periods in 2019. Changes in the average cost of time deposits lag changes in pricing based on the repricing of time deposits at maturity.

Average borrowings decreased $61.2 million and $26.5 million for the third quarter and first nine months of 2020, compared to the same periods in 2019 due primarily to the repayment of long-term borrowings partially offset by the assumption of $4.0 million of subordinated debt upon the acquisition of Peoples.  Repayment of long-term borrowings included paying off a revolving bank line of credit in the second quarter of 2020 using excess cash. The average cost of borrowings decreased 60 and 67 basis points during the third quarter and first nine months of 2020, compared to the same periods in 2019, due primarily to the payoff of the revolving bank line of credit and lower short-term interest rates.

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

Noninterest Income

TABLE 3: Noninterest Income

	Three Months Ended September 30, 2020
	Community	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$9,755	$—	$(49)	$9,706
Mortgage banking fee income	—	2,209	—	(3)	2,206
Interchange income	1,268	—	—	—	1,268
Service charges on deposit accounts	785	—	—	—	785
Wealth management services income, net	—	—	—	640	640
Other service charges and fees	390	—	—	—	390
Net gains on sales, maturities and calls of available for sale securities	4	—	—	—	4
Other income (loss), net	384	706	93	756	1,939
Total noninterest income	$2,831	$12,670	$93	$1,344	$16,938

	Three Months Ended September 30, 2019
	Community	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$3,205	$—	$—	$3,205
Mortgage banking fee income	—	1,373	—	—	1,373
Interchange income	1,105	—	—	—	1,105
Service charges on deposit accounts	1,012	—	—	—	1,012
Wealth management services income, net	—	—	—	529	529
Other service charges and fees	395	—	1	—	396
Net gains on sales, maturities and calls of available for sale securities	3	—	—	—	3
Other income (loss), net	347	80	127	53	607
Total noninterest income	$2,862	$4,658	$128	$582	$8,230

	Nine Months Ended September 30, 2020
	Community	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$18,036	$—	$(49)	$17,987
Mortgage banking fee income	—	5,500	—	(3)	5,497
Interchange income	3,498	—	—	—	3,498
Service charges on deposit accounts	2,426	—	—	—	2,426
Wealth management services income, net	1	—	—	1,972	1,973
Other service charges and fees	1,158	—	1	—	1,159
Net gains on sales, maturities and calls of available for sale securities	11	—	—	—	11
Other income (loss), net	590	1,413	289	671	2,963
Total noninterest income	$7,684	$24,949	$290	$2,591	$35,514

	Nine Months Ended September 30, 2019
	Community	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$8,296	$—	$—	$8,296
Mortgage banking fee income	—	3,410	—	—	3,410
Interchange income	3,134	—	—	—	3,134
Service charges on deposit accounts	2,874	—	—	—	2,874
Wealth management services income, net	—	—	—	1,453	1,453
Other service charges and fees	1,108	—	3	—	1,111
Net gains on sales, maturities and calls of available for sale securities	8	—	—	—	8
Other income (loss), net	1,069	216	364	1,600	3,249
Total noninterest income	$8,193	$11,922	$367	$3,053	$23,535

Total noninterest income increased $8.7 million, or 105.8 percent, in the third quarter of 2020, compared to the third quarter of 2019, and increased $12.0 million, or 50.9 percent, in the first nine months of 2020, compared to the first nine months of 2019.  These increases in noninterest income were due primarily to (1) higher gains on sales of loans and mortgage banking fee income at the mortgage banking segment, which resulted from higher loan production, as lower mortgage loan interest rates made mortgage products more attractive to consumers and contributed to an increase in volume in the mortgage industry, and higher margins, (2) higher fee income at the mortgage banking segment, included in “Other income (loss), net,” for providing mortgage origination functions to third parties, as a result of higher mortgage industry volume and serving a growing number of third-party lenders (3) an increase in debit card interchange income at the community banking segment and (4) an increase in wealth management services income, partially offset by asset write-downs at the community banking segment of $579,000 in the first nine months of 2020 and lower service charges on deposit accounts at the community banking segment due to fewer overdraft fees charged. Asset write-downs, included in “Other income (loss), net,” at the community banking segment included $298,000 of merger related costs recognized in connection with disposition of assets acquired from Peoples and $281,000 related to branch consolidation. Noninterest income was also affected by an increase of $716,000 for the third quarter of 2020 and a decrease of $935,000 for the first nine months of 2020, compared to the same periods in 2019, related to unrealized gains and losses in the Corporation’s nonqualified deferred compensation plan, which are included in “Other income, net” in the “Other and Eliminations” column in the tables above.  Unrealized gains and losses on the Corporation’s nonqualified deferred compensation plan are offset by expenses, as discussed below.

Noninterest Expense

TABLE 4: Noninterest Expense

	Three Months Ended September 30, 2020
	Community	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$7,442	$4,872	$2,190	$1,263	$15,767
Occupancy expense	1,541	417	161	12	2,131
Other expenses:
Data processing	1,770	508	310	19	2,607
Professional fees	355	163	220	(32)	706
Mortgage banking loan processing expenses	—	916	—	—	916
Other expenses	1,685	758	649	112	3,204
Total other expenses	3,810	2,345	1,179	99	7,433
Total noninterest expense	$12,793	$7,634	$3,530	$1,374	$25,331

	Three Months Ended September 30, 2019
	Community	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$7,161	$1,769	$2,229	$571	$11,730
Occupancy expense	1,438	355	158	23	1,974
Other expenses:
Data processing	1,726	266	333	20	2,345
Professional fees	543	57	140	321	1,061
Mortgage banking loan processing expenses	—	506	—	—	506
Other expenses	1,517	342	703	124	2,686
Total other expenses	3,786	1,171	1,176	465	6,598
Total noninterest expense	$12,385	$3,295	$3,563	$1,059	$20,302

	Nine Months Ended September 30, 2020
	Community	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$23,142	$8,989	$6,567	$2,240	$40,938
Occupancy expense	4,614	1,186	486	45	6,331
Other expenses:
Data processing	5,933	1,235	918	56	8,142
Professional fees	1,405	345	422	252	2,424
Mortgage banking loan processing expenses	—	2,180	—	—	2,180
Other expenses	5,054	1,778	2,003	358	9,193
Total other expenses	12,392	5,538	3,343	666	21,939
Total noninterest expense	$40,148	$15,713	$10,396	$2,951	$69,208

	Nine Months Ended September 30, 2019
	Community	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$21,012	$4,527	$6,483	$3,110	$35,132
Occupancy expense	4,359	1,051	528	54	5,992
Other expenses:
Data processing	4,909	610	982	60	6,561
Professional fees	1,449	114	425	426	2,414
Mortgage banking loan processing expenses	—	1,189	—	—	1,189
Other expenses	4,550	1,141	2,185	364	8,240
Total other expenses	10,908	3,054	3,592	850	18,404
Total noninterest expense	$36,279	$8,632	$10,603	$4,014	$59,528

Total noninterest expenses increased $5.0 million, or 24.8 percent, in the third quarter of 2020, compared to the third quarter of 2019, and increased $9.7 million, or 16.3 percent, in the first nine months of 2020, compared to the first nine months of 2019.  This increase in noninterest expenses was due primarily to (1) higher mortgage loan production volume at the mortgage banking segment, resulting in higher expenses related to volume included in salaries and employee benefits, data processing, professional fees and mortgage banking loan processing expenses, (2) increased merger related expenses associated with the acquisition of Peoples for the first nine months of 2020 compared to the first nine months of 2019, (3) the assumption of certain operating costs of Peoples Community Bank at the community banking segment, included primarily in salaries and employee benefits and data processing expenses, (4) higher data processing expenses associated with investing in technology infrastructure to support continued growth, (5) higher expense associated with the FDIC insurance assessment at the community banking segment, included in “Other expenses,” as credits available to banks with less than $10 billion in consolidated assets were used to offset assessment expense for portions of 2019 and 2020 and were fully utilized by the end of the first quarter of 2020 and (6) provision for indemnifications at the mortgage banking segment, included in “Other expenses,” of $9,000 and $172,000 for the third quarter and first nine months of 2020, compared to no provision for indemnifications in 2019.  Noninterest expense was also affected by an increase of $716,000 for the third quarter of 2020 and a decrease of $935,000 for the first nine months of 2020, compared to the same periods in 2019, in salaries and employee benefits expense related to unrealized gains and losses in the Corporation’s nonqualified deferred compensation plan, which are shown in the “Other and Eliminations” column in the tables above.

Merger related expenses for the first nine months of 2020 were $1.4 million, including $1.3 million at the community banking segment, of which $501,000 was data processing expense, $236,000 was professional fees expense, $119,000 was salaries and employee benefits expense, $81,000 was occupancy expense, $61,000 was included in all other noninterest expenses, and $298,000 was a loss on disposition of assets and was recorded in noninterest income.  Merger related expenses for the first nine months of 2020 also included $100,000 at the holding company, shown in the “Other and Eliminations” column in the tables above, which was professional fees expense.  There were no merger related expenses recorded during the third quarter of 2020.  Merger related expenses in the third quarter and first nine months of 2019 included $104,000 at the retail banking segment, of which $102,000 was professional fees expense and $2,000 was included in all other noninterest expenses, and $305,000 at the holding company, shown in the “Other and Eliminations” column in the tables above, of which $290,000 was professional fees expense and $15,000 was included in all other noninterest expenses.

The community banking segment expects cost savings resulting from the integration of Peoples to be realized by December 31, 2020, and a majority of those cost savings have been realized as of September 30, 2020.  Additionally, the community banking segment expects to realize annualized cost savings of approximately $220,000 by the second quarter  of 2021 in connection with the consolidation of C&F Bank’s main office in West Point, VA.

Income Taxes

The Corporation’s consolidated effective income tax rate was 22.5 percent and 21.6 percent for the first nine months of 2020 and 2019, respectively. The higher effective income tax rate for the first nine months of 2020 compared to the same period in 2019 resulted primarily from higher state income taxes, as a greater share of income before taxes was earned at the mortgage banking segment, which is subject to state income tax, and a limitation on the deductibility of executive compensation, partially offset by income tax benefits of $326,000 in 2020 arising from a change in income tax law enacted in response to the COVID-19 pandemic which provided income tax benefits in the current year related to prior tax years of Peoples.

ASSET QUALITY

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. Table 5 summarizes the allowance activity for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Three Months Ended September 30,
(Dollars in thousands)	2020	2019
Balance, beginning of period	$36,094	$33,401
Provision for loan losses:
Community Banking	1,500	—
Consumer Finance	1,800	1,800
Total provision for loan losses	3,300	1,800
Loans charged off:
Real estate—residential mortgage	(5)	(1)
Commercial, financial and agricultural[1]	—	—
Equity lines	—	(19)
Consumer	(41)	(99)
Consumer finance	(1,583)	(3,126)
Total loans charged off	(1,629)	(3,245)
Recoveries of loans previously charged off:
Real estate—residential mortgage	15	11
Commercial, financial and agricultural[1]	1	1
Consumer	30	58
Consumer finance	1,045	1,192
Total recoveries	1,091	1,262
Net loans charged off	(538)	(1,983)
Balance, end of period	$38,856	$33,218
Ratio of annualized net (recoveries) charge-offs to average total loans outstanding during period for Community Banking	(0.01)%	0.03%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	0.70%	2.47%

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
Balance, beginning of period	$32,873	$34,023
Provision for loan losses:
Community Banking	3,900	110
Consumer Finance	5,650	5,895
Total provision for loan losses	9,550	6,005
Loans charged off:
Real estate—residential mortgage	(9)	(46)
Commercial, financial and agricultural[1]	(18)	(29)
Equity lines	—	(19)
Consumer	(174)	(261)
Consumer finance	(7,005)	(10,092)
Total loans charged off	(7,206)	(10,447)
Recoveries of loans previously charged off:
Real estate—residential mortgage	79	20
Commercial, financial and agricultural[1]	3	4
Consumer	135	173
Consumer finance	3,422	3,440
Total recoveries	3,639	3,637
Net loans charged off	(3,567)	(6,810)
Balance, end of period	$38,856	$33,218
Ratio of annualized net (recoveries) charge-offs to average total loans outstanding during period for Community Banking	(0.01)%	0.03%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	1.56%	2.91%

1	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Table 6 presents the allocation of the allowance for loan losses as of the dates indicated.

TABLE 6: Allocation of Allowance for Loan Losses

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,487	$2,080
Real estate—construction [1]	913	681
Commercial, financial and agricultural [2]	10,552	7,121
Equity lines	655	733
Consumer	389	465
Consumer finance	23,860	21,793
Total allowance for loan losses	$38,856	$32,873
Ratio of loans to total period-end loans:
Real estate—residential mortgage	15%	16%
Real estate—construction [1]	5	5
Commercial, financial and agricultural [2]	52	45
Equity lines	4	5
Consumer	1	1
Consumer finance	23	28
	100%	100%
1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators are presented in Table 7 below.  The characteristics of these loan ratings are as follows:

●	Pass rated loans are to persons or business entities with an acceptable financial condition, appropriate collateral margins, appropriate cash flow to service the existing loan, and an appropriate leverage ratio. The borrower has paid all obligations as agreed and it is expected that this type of payment history will continue. When necessary, acceptable personal guarantors support the loan.

●	Special mention loans have a specific identified weakness in the borrower’s operations and in the borrower’s ability to generate positive cash flow on a sustained basis. The borrower’s recent payment history may be characterized by late payments. The Corporation’s risk exposure is mitigated by collateral supporting the loan. The collateral is considered to be well-margined, well maintained, accessible and readily marketable.

●	Substandard loans are considered to have specific and well-defined weaknesses that jeopardize the viability of the Corporation’s credit extension. The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantor(s) to pay the loan may not adequately protect the Corporation. There is a distinct possibility that the Corporation will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet the Corporation’s definition of impaired unless the loan is significantly past due and the borrower’s performance and financial condition provide evidence that it is probable that the Corporation will be unable to collect all amounts due.

●	Substandard nonaccrual loans have the same characteristics as substandard loans; however, they have a nonaccrual classification because it is probable that the Corporation will not be able to collect all amounts due.

●	Doubtful rated loans have all the weaknesses inherent in a loan that is classified substandard but with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high.
●	Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

TABLE 7: Credit Quality Indicators

Loans by credit quality indicators as of September 30, 2020 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$205,126	$1,245	$915	$758	$208,044
Real estate – construction [2]	66,187	—	—	—	66,187
Commercial, financial and agricultural [3]	669,126	28,946	10,795	—	708,867
Equity lines	49,039	165	8	193	49,405
Consumer	13,426	58	4	419	13,907
	$1,002,904	$30,414	$11,722	$1,370	$1,046,410

Included in the table above are loans purchased in connection with the acquisition of Peoples of $83.7 million pass rated, $1.4 million special mention, $2.7 million substandard and $309,000 substandard nonaccrual.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$311,664	$282	$311,946
1	At September 30, 2020, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2019 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$177,049	$1,839	$881	$1,526	$181,295
Real estate – construction [2]	54,246	—	—	—	54,246
Commercial, financial and agricultural [3]	487,374	13,357	70	11	500,812
Equity lines	51,662	181	11	229	52,083
Consumer	13,632	6	—	118	13,756
	$783,963	$15,383	$962	$1,884	$802,192

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$312,388	$611	$312,999
1	At December 31, 2019, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

The increase in loans rated Special Mention and Substandard at September 30, 2020 compared to December 31, 2019 is related primarily to three commercial real estate loans which were rated Pass at December 31, 2019, of which two were classified as Special Mention and one was classified as Substandard at September 30, 2020 partially as a result of effects on the borrowers of the COVID-19 pandemic, as well as loans that were acquired from Peoples and were classified as Substandard.

Table 8 summarizes nonperforming assets as of the dates indicated.

TABLE 8: Nonperforming Assets

Community Banking Segment

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Loans, excluding purchased loans	$930,560	$770,423
Purchased performing loans[1]	101,716	26,422
Purchased credit impaired loans[1]	7,574	705
Total loans	$1,039,850	$797,550

Nonaccrual loans	$1,338	$1,512
OREO[2]	1,107	1,103
Total nonperforming assets	$2,445	$2,615

Accruing loans past due for 90 days or more	$8	$109
Troubled debt restructurings (TDRs)[3]	$3,946	$4,353
Allowance for loan losses (ALL)	$14,398	$10,482
Nonperforming assets to total loans and OREO	0.23%	0.33%
ALL to total loans, excluding purchased credit impaired loans[4]	1.39	1.32
ALL to total loans, excluding purchased loans and PPP loans	1.71	1.36
ALL to total nonaccrual loans	1,076.08	693.25
Annualized net (recoveries) charge-offs to average total loans	(0.01)	0.04
1	Acquired loans are tracked in two separate categories – “purchased performing” and “purchased credit impaired.” The remaining discount for the purchased performing loans was $2.1 million at September 30, 2020 and $1.4 million at December 31, 2019. The remaining discount for the purchased credit impaired loans was $10.3 million at September 30, 2020 and $5.6 million at December 31, 2019. The increase in remaining discount on purchased performing loans and purchased credit impaired loans from December 31, 2019 to September 30, 2020 is due primarily to loans acquired in the acquisition of Peoples.
2	OREO includes $835,000 at both September 30, 2020 and December 31, 2019 related to the land and buildings of the Bellgrade branch, which was consolidated into a nearby branch in 2019.
3	Nonaccrual loans include nonaccrual TDRs of $521,000 at September 30, 2020 and $254,000 at December 31, 2019.
4	The ratio of ALL to total loans, excluding purchased credit impaired loans, includes purchased performing loans and loans originated under the PPP for which no allowance for loan losses is required.

Mortgage Banking Segment

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Nonaccrual loans	$32	$372
Total loans	$6,560	$4,642
ALL	$598	$598
Nonaccrual loans to total loans	0.49%	8.01%
ALL to total loans	9.12	12.88

Consumer Finance Segment

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Nonaccrual loans	$282	$611
Accruing loans past due for 90 days or more	$—	$—
Repossessed assets	$178	$410
Total loans	$311,946	$312,999
ALL	$23,860	$21,793
Nonaccrual consumer finance loans to total consumer finance loans	0.09%	0.20%
ALL to total consumer finance loans	7.65	6.96
Annualized net charge-offs to average total loans	1.56	3.05

Nonperforming assets of the community banking segment totaled $2.4 million at September 30, 2020, compared to $2.6 million at December 31, 2019. Nonperforming assets at September 30, 2020 consisted of $1.1 million in OREO at both September 30, 2020 and December 31, 2019, and consisted of $1.3 million in nonaccrual loans at September 30, 2020, compared to $1.5 million in nonaccrual loans at December 31, 2019.  Nonaccrual loans were comprised primarily of residential mortgages and equity lines at September 30, 2020 and December 31, 2019.

The allowance for loan losses as a percentage of total loans at the community banking segment, excluding PCI loans, at September 30, 2020 increased to 1.39 percent, compared to 1.32 percent at December 31, 2019. The allowance for loan losses as a percentage of total loans excluding all purchased loans and loans originated under the PPP was 1.71 percent at September 30, 2020, compared to 1.36 percent at December 31, 2019.  The community banking segment recorded provision for loan losses of $1.5 million and $3.9 million in the third quarter and first nine months of 2020, respectively, primarily to add to reserves based on qualitative adjustments as a result of the COVID-19 pandemic and due to loan growth, compared to zero and $110,000 for the same periods in 2019.  As of September 30, 2020, compared to December 31, 2019, there have not been significant changes in the overall credit quality of the loan portfolio, although management believes the effects of PPP loans, payment deferrals and government stimulus may be delaying signs of credit deterioration. Management believes that the level of the allowance for loan losses is sufficient to absorb losses inherent in the portfolio.  However, if there is further deterioration in economic conditions, additional provision may be required in future periods.

Nonaccrual loans at the consumer finance segment were $282,000 at September 30, 2020, compared to $611,000 at December 31, 2019. Nonaccrual consumer finance loans remain low relative to the allowance for loan losses and the total consumer finance loan portfolio because the consumer finance segment generally initiates repossession of loan collateral once a loan becomes more than 60 days delinquent.  Repossessed vehicles of the consumer finance segment are classified as other assets and consist only of vehicles the Corporation has the legal right to sell.  Prior to the reclassification from loans to repossessed vehicles, the difference between the carrying amount of each loan and the fair value of each vehicle (i.e. the deficiency) is charged against the allowance for loan losses. At September 30, 2020, repossessed vehicles available for sale totaled $178,000, compared to $410,000 at December 31, 2019.

The consumer finance segment’s allowance for loan losses increased $2.1 million to $23.9 million at September 30, 2020 from $21.8 million at December 31, 2019, and its provision for loan losses remained unchanged at $1.8 million for the third quarter of 2020 and decreased $245,000 for the first nine months of 2020, compared to the same periods in 2019. Total delinquent loans, which does not include loans that have been granted a payment deferral, as a percentage of total loans decreased to 2.48 percent at September 30, 2020 compared to 4.17 percent at December 31, 2019. The consumer finance segment, at times, offers payment deferrals to non-prime automobile borrowers as a management technique to achieve higher ultimate cash collections on select loan accounts. Payment deferrals may affect the ultimate timing of when an account is charged off. A significant reliance on deferrals as a means of managing collections may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio.  Monthly payment deferrals, as a percentage of non-prime automobile loans outstanding, rose to as high as 8.25 percent during the second quarter of 2020 and decreased to 1.57 percent by the end of the third quarter of 2020.  The average amounts deferred on a monthly basis during the third quarter and first nine months of 2020 were 2.04 percent and 3.38 percent of non-prime automobile loans outstanding, compared to 1.90 percent and 1.91 percent during the same periods in 2019. Payment deferrals increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 as the COVID-19 pandemic affected the ability of some borrowers to make timely payments.

The consumer finance segment’s annualized net charge-off ratio for the first nine months of 2020 decreased to 1.56 percent from 2.91 percent for the first nine months of 2019 due to a lower number of charge-offs during the first nine months of 2020, as a result of improvement in loan performance and lower losses per loan charged off as a result of a strong used car market. Improvement in loan performance has resulted from the consumer finance segment continuing to purchase higher quality loans, including marine and RV loans, as well as borrowers benefitting from the government’s stimulus measures in response to the pandemic. The Corporation can give no assurance as to the continuation of government stimulus measures or the extent to which they will be effective. The allowance for loan losses as a percentage of loans increased to 7.65 percent at September 30, 2020, compared to 6.96 percent at December 31, 2019. The increase in the level of the allowance for loan losses as a percentage of total loans reflects losses that are probable as a result of the economic impacts of the COVID-19 pandemic.  Management believes that the level of the allowance for loan losses is sufficient to absorb losses inherent in the portfolio.  However, if there is further deterioration in economic conditions, additional provision may be required in future periods.

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

TABLE 9: Impaired Loans

Impaired loans, which included TDRs of $3.9 million, and the related allowance at September 30, 2020, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,054	$1,384	$1,520	$129	$3,068	$83
Commercial, financial and agricultural:
Commercial real estate lending	1,399	—	1,399	106	1,406	55
Equity lines	120	112	—	—	119	1
Consumer	123	—	110	105	113	—
Total	$4,696	$1,496	$3,029	$340	$4,706	$139

Impaired loans, which included TDRs of $4.4 million, and the related allowance at December 31, 2019, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,891	$2,192	$1,479	$72	$3,506	$155
Commercial, financial and agricultural:
Commercial real estate lending	1,459	4	1,447	77	1,581	82
Equity lines	31	31	—	—	32	2
Consumer	130	—	121	118	123	—
Total	$5,511	$2,227	$3,047	$267	$5,242	$239

TDRs at September 30, 2020 and December 31, 2019 were as follows:

TABLE 10: Troubled Debt Restructurings

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Accruing TDRs	$3,425	$4,099
Nonaccrual TDRs[1]	521	254
Total TDRs[2]	$3,946	$4,353
1	Included in nonaccrual loans in Table 8: Nonperforming Assets.
2	Included in impaired loans in Table 9: Impaired Loans.

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

The Corporation has accommodated certain borrowers affected by the COVID-19 pandemic by granting short-term payment deferrals or periods of interest-only payments, including loans that remain in deferral as of September 30, 2020, with an aggregate balance of $28.3 million.  Generally, a short-term payment deferral does not result in a loan modification being classified as a TDR.  Management cannot predict the overall impact of the COVID-19 pandemic on its loan portfolio or the extent of payment deferrals or other modifications that may be granted.  Depending on the severity and duration of the economic disruption caused by the COVID-19 pandemic, the Corporation may experience an increase in delinquencies that may lead to further loan modifications, including loan modifications that may be classified as TDRs.  For further information concerning loan modifications in response to the COVID-19 pandemic, refer to Table 14 below.

FINANCIAL CONDITION

At September 30, 2020, the Corporation had total assets of $2.1 billion, which was an increase of $423.4 million since December 31, 2019. The increase resulted primarily from deposit growth and the acquisition of Peoples on January 1, 2020, which added total assets of $190.6 million.

Loan Portfolio

Table 11 presents information pertaining to the composition of loans held for investment.

TABLE 11: Summary of Loans Held for Investment

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate—residential mortgage	$208,044	15%	$181,295	16%
Real estate—construction [1]	66,187	5	54,246	5
Commercial, financial, and agricultural [2]	708,867	52	500,812	45
Equity lines	49,405	4	52,083	5
Consumer	13,907	1	13,756	1
Consumer finance	311,946	23	312,999	28
Total loans	1,358,356	100%	1,115,191	100%
Less allowance for loan losses	(38,856)		(32,873)
Total loans, net	$1,319,500		$1,082,318
1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending (which includes loans originated under the PPP).

Beginning in April 2020, the community banking segment originated loans under the PPP which are guaranteed by the SBA, and in some cases borrowers may be eligible to obtain forgiveness of the loans, in which case loans would be repaid by the SBA.  Aggregate fees from the SBA of $3.7 million, net of direct costs, will be recognized in interest income over the life of the loans, of which $2.9 million remains unrecognized as of September 30, 2020. As repayment of the loans is guaranteed by the SBA, the community banking segment does not recognize a reserve for PPP loans in its allowance for loan losses.  Table 12 presents information pertaining to loans originated under the PPP.

TABLE 12: Paycheck Protection Loans as of September 30, 2020

(Dollars in thousands)	Number of Loans	Outstanding
Below $50	847	$16,478
At least $50 and below $250	338	36,033
At least $250 and below $500	49	16,697
$500 and greater	23	20,613
	1,257	$89,821

In evaluating the allowance for loan losses, the community banking segment considered its exposure to segments of the economy that it believes have been or will be most sensitive to the impacts of the COVID-19 pandemic.  Table 13 presents balances of loans to borrowers in these sensitive industries at September 30, 2020, and the exposure of the community banking segment to those borrowers, which includes available credit.

TABLE 13: Sensitive Industries and Exposure

	September 30, 2020
(Dollars in thousands)	Balance	Exposure
Apartments	$83,234	$102,220
Health care[1]	77,829	80,707
Commercial real estate - retail[2]	55,341	60,686
Restaurants	12,362	16,708
Fitness centers and recreation	11,563	12,217
Hospitality	4,094	17,820
	$244,423	$290,358

________________________

1	Includes primarily loans secured by medical office buildings and assisted living facilities.
2	Includes loans secured by commercial real estate used or being constructed for use in a retail business, a majority of which are leased to unrelated retail tenants.

Loan modifications offered to assist customers during the pandemic were offered on loans with aggregate balances of $103.6 million during the second and third quarters of 2020.  These modifications included periods of interest-only payments and periods of complete payment deferral, and typically were offered for up to six months.  As of September 30, 2020, loans comprising approximately 73 percent of the balance of loans modified have either resumed regular payments or have paid off.  Loans whose modification periods had not ended or had been extended as of September 30, 2020, had aggregate balances of $28.3 million, including $1.9 million of loans in a period of complete payment deferral.  These loans, including loans to borrowers in the industries most sensitive to the impacts of the pandemic, are presented in Table 14.

TABLE 14: Loan Modifications in Response to COVID-19

	September 30, 2020
(Dollars in thousands)	Number of Loans	Balance
Apartments	1	$1,037
Commercial real estate - retail[1]	5	5,467
Fitness centers and recreation	3	8,478
Hospitality	2	3,398
Loans in COVID-19 sensitive industries	11	18,380
Other commercial	14	8,843
Consumer	11	1,073
Total loans	36	$28,296

________________________

1	Includes loans secured by commercial real estate used or being constructed for use in a retail business, a majority of which are leased to unrelated retail tenants.

Investment Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At September 30, 2020 and December 31, 2019, all securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 15: Securities Available for Sale

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$48,292	18%	$21,440	11%
Mortgage-backed securities	115,838	42	86,585	46
Obligations of states and political subdivisions	101,024	37	81,708	43
Corporate and other debt securities	6,937	3	—	—
Total available for sale securities at fair value	$272,091	100%	$189,733	100%

For more information about the Corporation's securities available for sale, including information about securities in an unrealized loss position at September 30, 2020 and December 31, 2019, see Part I, Item 1, “Financial Statements” under the heading “Note 3: Securities” in this Quarterly Report on Form 10-Q.

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first nine months of 2020, deposits increased $372.3 million to $1.66 billion at September 30, 2020, compared to $1.29 billion at December 31, 2019. This increase resulted from deposit growth, including the effect of PPP loans and direct government payments received by depositors, and the addition of $171.8 million of deposits in connection with the acquisition of Peoples.

The Corporation had $4.0 million in brokered money market and time deposits outstanding at September 30, 2020, compared to $2.0 million at December 31, 2019. The source of these brokered deposits is primarily uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Borrowings

Borrowings decreased to $153.3 million at September 30, 2020 from $161.2 million at December 31, 2019 due primarily to C&F Finance Company amending and repaying its revolving bank line of credit, which had an outstanding balance of $75.0 million at December 31, 2019, and paydowns on FHLB advances, partially offset by higher short-term borrowings, primarily overnight funds borrowed from the Federal Reserve discount window to meet short-term liquidity needs, as loans held for sale and loans held for investment have increased $427.5 million since December 31, 2019; an increase in subordinated debt of $24.1 million resulting from the issuance $20.0 million of subordinated notes in the third quarter and the assumption of $4.0 million of subordinated debt in connection with the acquisition of Peoples; and finance leases entered in 2020.

On September 29, 2020, the Corporation completed the issuance of $20.0 million in aggregate principal amount of subordinated notes due in 2030 in a private placement transaction.  The subordinated notes will initially bear interest at a fixed rate of 4.875% for five years and at the three month SOFR plus 475.5 basis points thereafter.  These notes are included in Tier 2 capital of the Corporation, and the proceeds will be used for general corporate purposes and to support future growth opportunities.

Off-Balance Sheet Arrangements

As of September 30, 2020, there have been no material changes to the off-balance sheet arrangements disclosed in Part II, Item 7, "Management's Discussion and Analysis," under the heading "Off-Balance-Sheet Arrangements" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019.

At September 30, 2020, the mortgage banking segment had $307.4 million of  interest rate lock commitments (IRLCs) and $250.9 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $558.3 million in mortgage loans.  Also at September 30, 2020, the mortgage banking segment had $10.4 million of IRLCs and $14.8 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using forward sales of $15.3 million of TBA securities and mandatory-delivery forward sales contracts for $7.9 million in mortgage loans.

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

The Corporation has interest rate swaps that qualify and are designated as cash flow hedges. The Corporation’s cash flow hedges effectively modify the Corporation’s exposure to interest rate risk by converting variable rates of interest on $25.0 million of the Corporation’s trust preferred capital notes to fixed rates of interest for periods that end between June 2024 and June 2029. The cash flow hedges’ total notional amount is $25.0 million. At September 30, 2020, the cash flow hedges had a fair value of $2.1 million, which is recorded in other liabilities.  The net gain/loss on the cash flow hedges is recognized as a component of other comprehensive income and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings.

The Corporation also enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs.  The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms.  The net effect of these interest rate swaps and the related loans is that the customer pays a fixed rate of interest and the Corporation receives a floating rate.  At September 30, 2020, the total notional amount of the interest rate swaps related to these loans was $170.1 million and the interest rate swaps had a net fair value of zero, with $9.4 million recognized in other assets and $9.4 million recognized in other liabilities.  These swaps are not designated as hedging instruments; therefore, changes in fair value are recorded in other noninterest expense.

The Corporation’s contracts with dealer counterparties for interest rate swaps and forward sales of TBA securities require the Corporation to post collateral for derivative instruments in a loss position, subject to certain thresholds and offsets.  At September 30, 2020 and at December 31, 2019, $11.9 million and $2.5 million, respectively, of cash collateral was maintained with dealer counterparties and was included in “Other assets” in the Consolidated Balance Sheets.

Contractual Obligations

As of September 30, 2020, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in Part II, Item 7, “Management's Discussion and Analysis," under the heading “Table 20: Contractual Obligations” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019, except as described above under the heading “Borrowings.”

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available for sale, totaled $181.26 million at September 30, 2020, compared to $227.7 million at December 31, 2019. The Corporation’s funding sources, including capacity, amount outstanding and amount available at September 30, 2020 are presented in Table 16.

TABLE 16: Funding Sources

	September 30, 2020
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$95,000	$—	$95,000
Repurchase lines of credit	50,000	—	50,000
Borrowings from FHLB	257,598	37,000	220,598
Borrowings from Federal Reserve Bank	92,593	40,313	52,280
Revolving bank line of credit	50,000	—	50,000
Total	$545,191	$77,313	$467,878

We have no reason to believe these arrangements will not be renewed at maturity.  During the nine months ended September 30, 2020, the Corporation pledged additional loans as collateral in order to increase available liquidity at the Federal Reserve Bank that had been unpledged as of December 31, 2019.  Additional loans and securities are available that can be pledged as collateral for future borrowings from the Federal Reserve Bank or the FHLB above the current lendable collateral value. Our ability to maintain sufficient liquidity may be affected by numerous factors, including economic conditions nationally and in our markets. Depending on our liquidity levels, our capital position, conditions in the capital markets, our business operations and initiatives, and other factors, we may from time to time consider the issuance of debt, equity or other securities or other possible capital market transactions, the proceeds of which could provide additional liquidity for our operations.

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

					Minimum To Be
					Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2020:
Total Capital (to Risk-Weighted Assets)
Corporation	$233,408	14.7%	$127,189	8.0%	N/A	N/A
C&F Bank	207,999	13.2	125,664	8.0	$157,080	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	189,300	11.9	95,391	6.0	N/A	N/A
C&F Bank	188,127	12.0	94,248	6.0	125,664	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	164,300	10.3	71,544	4.5	N/A	N/A
C&F Bank	188,127	12.0	70,686	4.5	102,102	6.5
Tier 1 Capital (to Average Assets)
Corporation	189,300	9.7	78,301	4.0	N/A	N/A
C&F Bank	188,127	9.7	77,503	4.0	96,879	5.0

As of December 31, 2019:
Total Capital (to Risk-Weighted Assets)
Corporation	$195,927	14.9%	$105,544	8.0%	N/A	N/A
C&F Bank	181,369	14.0	103,307	8.0	$129,134	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	179,233	13.6	79,158	6.0	N/A	N/A
C&F Bank	165,021	12.8	77,480	6.0	103,307	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	154,233	11.7	59,369	4.5	N/A	N/A
C&F Bank	165,021	12.8	58,110	4.5	83,937	6.5
Tier 1 Capital (to Average Tangible Assets)
Corporation	179,233	11.1	64,863	4.0	N/A	N/A
C&F Bank	165,021	10.3	64,201	4.0	80,251	5.0

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

In addition to the regulatory risk-based capital amounts presented above, the Bank must maintain a capital conservation buffer of additional capital of 2.5 percent of risk-weighted assets as required by the Basel III Final Rule.  At September 30, 2020, the Bank exceeded the total capital conservation buffer and the tier 1 capital conservation buffer by 274 basis points and 348 basis points, respectively.  At December 31, 2019, the Bank exceeded the total capital conservation buffer and the tier 1 capital conservation buffer by 355 and 428 basis points, respectively.  The increase in regulatory capital of C&F Bank during the first nine months of 2020 is due primarily to the acquisition of Peoples and current period earnings. The increase in regulatory capital of the Corporation during the first nine months of 2020 is due primarily to the issuance of subordinated notes in third quarter of 2020, the acquisition of Peoples and current period earnings.  The increase in risk-weighted assets of C&F Bank and the Corporation during the first nine months of 2020 is due primarily to the acquisition of Peoples and growth in loans held for sale and loans held for investment.

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

USE OF CERTAIN NON-GAAP FINANCIAL MEASURES

The accounting and reporting policies of the Corporation conform to U.S. GAAP and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of the Corporation’s performance. These include adjusted net income; adjusted earnings per share; adjusted annualized ROE; and adjusted annualized ROA (all of which are adjusted to exclude the one-time effect of merger related expenses in connection with the acquisition of Peoples, impairment charges related to branch consolidation, and a change in income tax law that provided income tax benefits in 2020 related to prior tax years), tangible book value per share and the following fully-taxable equivalent (FTE) measures:  interest income on loans-FTE, interest income on securities-FTE, total interest income-FTE and net interest income-FTE.

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

	For The		For The
	Quarter Ended		Nine Months Ended
(Dollars in thousands except for per share amounts)	9/30/2020	9/30/2019	9/30/2020	9/30/2019

Adjusted Net Income and Earnings Per Share	(unaudited)		(unaudited)
Net income, as reported	$6,918	$4,885	$14,300	$14,498
Merger related expenses[1]	-	389	1,132	389
Branch consolidation[1]	-	-	222	-
Change in tax law	(23)	-	(326)	-
Adjusted net income	$6,895	$5,274	$15,328	$14,887

Weighted average shares - basic and diluted	3,648,515	3,430,298	3,646,951	3,459,191

Earnings per share - basic and diluted, as reported	$1.86	$1.42	$3.87	$4.19
Merger related expenses	-	0.12	0.31	0.11
Branch consolidation	-	-	0.06	-
Change in tax law	(0.01)	-	(0.09)	-
Adjusted earnings per share - basic and diluted	$1.85	$1.54	$4.15	$4.30

Adjusted Return on Average Equity (ROE)
Average total equity, as reported	$178,843	$159,106	$177,630	$155,254

Annualized ROE, as reported	15.47%	12.28%	10.73%	12.45%
Adjusted annualized ROE	15.42%	13.26%	11.50%	12.78%

Adjusted Return on Average Assets (ROA)
Average assets, as reported	$1,992,244	$1,566,302	$1,931,968	$1,542,055

Annualized ROA, as reported	1.39%	1.25%	0.99%	1.25%
Adjusted annualized ROA	1.38%	1.35%	1.06%	1.29%

Fully Taxable Equivalent Net Interest Income[2]
Interest income on loans	$22,506	$22,254	$67,607	$65,497
FTE adjustment	31	6	92	17
FTE interest income on loans	$22,537	$22,260	$67,699	$65,514

Interest income on securities	$1,284	$1,278	$3,895	$4,091
FTE adjustment	133	134	403	437
FTE interest income on securities	$1,417	$1,412	$4,298	$4,528

Total interest income	$23,822	$23,992	$72,184	$71,219
FTE adjustment	164	140	495	454
FTE interest income	$23,986	$24,132	$72,679	$71,673

Net interest income	$20,845	$20,223	$61,702	$60,495
FTE adjustment	164	140	495	454
FTE net interest income	$21,009	$20,363	$62,197	$60,949

________________________

1	Merger related expenses are net of related income taxes of $264,000 for the nine months ended September 30, 2020 and $20,000 for both the three and nine months ended September 30, 2019. Branch consolidation charges are net of related income taxes of $59,000 for the nine months ended September 30, 2020.
2	Assuming a tax rate of 21%.

	9/30/2020	12/31/2019
Tangible Book Value Per Share	(unaudited)	*
Equity attributable to C&F Financial Corporation	$188,388	$164,798
Less goodwill	25,191	14,425
Less other intangible assets	2,374	912
Tangible equity attributable to C&F Financial Corporation	$160,823	$149,461

Shares outstanding	3,647,898	3,438,126

Book value per share	$51.64	$48.07
Tangible book value per share	$44.08	$43.61

________________________

*	Derived from audited consolidated financial statements.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, including statements concerning the Corporation’s expectations, plans, objectives or beliefs regarding future financial performance; actions and initiatives taken in response to the COVID-19 pandemic; potential effects of the COVID-19 pandemic, including on asset quality, the allowance for loan losses, provision for loan losses, interest rates and bank customers, expected benefits of branch consolidation, impairment of securities and goodwill, future dividend payments, expected impacts of the Corporation’s acquisition of Peoples, strategic business initiatives and the anticipated effects thereof, including new facilities, lending under the PPP loan program, competition among financial institutions and the expected effects thereof, margin compression, technology initiatives, asset quality, adequacy of allowances for loan losses and the level of future charge-offs, capital levels, the effect of future market industry trends and interest rate environments and the effects of future interest rate fluctuations. These forward-looking statements are subject to significant risks and uncertainties due to factors that could have a material adverse effect on the operations and future prospects of the Corporation, including, but not limited to, changes in:

●the ability of the Corporation and the Bank to realize the anticipated benefits of the acquisition of Peoples
●expected revenue synergies and cost savings from the acquisition of Peoples that may not be fully realized or realized within the expected time frame
●revenues following the acquisition of Peoples that may be lower than expected
●customer and employee relationships and business operations as a result of disruptions caused by the acquisition of Peoples
●the ability of the Corporation and the Bank to realize the anticipated benefits of the branch consolidation
●interest rates, such as changes or volatility in the Federal Funds rate, yields on U.S. Treasury securities or mortgage rates
●general business conditions, as well as conditions within the financial markets
●general economic conditions, including the strength of the Corporation’s counterparties, unemployment levels and slowdowns in economic growth, especially related to further and sustained economic impacts of the COVID-19 pandemic, the severity and duration of the pandemic, including whether there is a resurgence of COVID-19 infections, the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described  herein
●the Corporation’s ability to manage the impact of the COVID-19 pandemic, including the steps the Corporation takes in response to COVID-19
●potential claims, damages and fines related to litigation or government actions, including litigation or actions arising from the Corporation’s participation in and administration of programs related to COVID-19, including, among other things, the PPP under the CARES Act
●the legislative and regulatory climate, including regulatory initiatives with respect to financial institutions, including the Consumer Financial Protection Bureau (the CFPB) and the regulatory and enforcement activities of the CFPB, the application of the Basel III capital standards to C&F Bank, the effect of the Economic Growth Regulatory Relief and Consumer Protection Act of 2018 (the Act) and changes in the effect of the Act due to issuance of interpretive regulatory guidance or enactment of corrective or supplemental legislation

●monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Federal Reserve Board, and the effect of these policies on interest rates and business in our markets
●the value of securities held in the Corporation’s investment portfolios
●the quality or composition of the loan portfolios and the value of the collateral securing those loans
●the commercial and residential real estate markets
●the inventory level and pricing of used automobiles, including sales prices of repossessed vehicles
●the level of net charge-offs on loans and the adequacy of our allowance for loan losses
●deposit flows
●demand in the secondary residential mortgage loan markets
●the level of indemnification losses related to mortgage loans sold
●competition from both banks and non-banks, including competition in the non-prime automobile finance markets
●demand for financial services in the Corporation’s market area, including demand for loan products
●the Corporation's technology initiatives and other strategic initiatives
●the Corporation’s branch expansions and consolidations
●cyber threats, attacks or events
●reliance on third parties for key services
●expansion of C&F Bank’s product offerings
●accounting principles, policies and guidelines, and elections made by the Corporation thereunder.

These risks and uncertainties, and the risks discussed in more detail in Item 1A. “Risk Factors,” of Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019, and in Item 1A. “Risk Factors,” of Part II of this Quarterly Report on Form 10-Q, should be considered in evaluating the forward-looking statements contained herein.

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

ITEM 4.CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2020 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

There were no changes in the Corporation’s internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

The outbreak of the novel coronavirus and the resulting COVID-19 pandemic, the widespread government response and the impact on consumers and businesses in our market area have caused significant disruption in the United States and international economies and financial markets and have had and will likely continue to have a significant impact on the operations and financial performance of the Corporation.  Governments, businesses and the public have taken unprecedented actions to contain the spread of COVID-19 and to mitigate its effects including quarantines, shelter-in-place orders, state of emergency declarations, travel bans, closures of businesses and schools, fiscal stimulus and legislative initiatives to deliver monetary aid and other relief.  Many of these actions have adversely impacted the economy and forced temporary closures of nonessential business, and as a result the businesses of many of our customers have been adversely impacted, which could materially affect our business, financial condition and results of operations.

Although the scope, duration and full effects of the pandemic are evolving and cannot be fully known at this time, consequences of the pandemic and efforts to contain the spread of COVID-19 and mitigate the pandemic’s effects have included and may include further market volatility, lower interest rates, disrupted trade and supply chains, increased unemployment and reduced economic activity.  The National Bureau of Economic Research has determined that the U.S. economy  has entered a recession as a result of the effects of the COVID-19 pandemic.  The period of recovery from the economic recession cannot be predicted and may be protracted.  If these effects continue for a prolonged period of time, the Corporation may experience significant delinquencies and credit losses due to the inability of borrowers to make timely payments on loans, net interest margin compression, lower demand for our products and services, decreased capital, which may affect the Corporation’s ability to originate new loans, disruption of operational processes arising from practices of social distancing and telecommuting and potential impairment of assets, including securities available for sale and goodwill.  The COVID-19 pandemic may also exacerbate many of the risk factors identified in the Corporation’s Annual Report on Form 10-K, including risk related to our credit quality, collateral, capital, liquidity, operations, interest rate risk, strategic risk and technology.

Although banks have generally been permitted to continue operating during the COVID-19 outbreak, the outbreak has caused the Corporation to change its business operations, including updating branch operations to comply with governmental recommendations and increasing work from home options for our employees.  These changes may have adverse impacts on the Corporation’s business due to reduced effectiveness of operations, unavailability of personnel, and increased cybersecurity risks related to use of remote technology. Additionally, our business operations may be disrupted if key personnel or significant portions of our employees are unable to work effectively, including because of illness.  The changes in business operations could also have a detrimental effect on the Corporation’s relationships with its customers and could reduce demand for the Corporation’s products and services.

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

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended September 30, 2020.

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
(Dollars in thousands, except for per share amounts)	Shares Purchased[1]	per Share	Programs	Programs
July 1, 2020 - July 31, 2020	15	$34.99	—	$—
August 1, 2020 - August 31, 2020	—	—	—	$—
September 1, 2020 - September 30, 2020	—	—	—	$—
Total	15	$34.99	—

1	During the three months ended September 30, 2020, 15 shares were withheld upon the vesting of restricted shares granted to employees of the Corporation and its subsidiaries in order to satisfy tax withholding obligations.

ITEM 6.EXHIBITS

2.1

Agreement and Plan of Reorganization dated as of August 13, 2019 by and among C&F Financial Corporation and Peoples Bankshares, Incorporated (incorporated by reference to Appendix A to Pre-Effective Amendment No. 1 to Form S-4 filed October 15, 2019)

3.1	Amended and Restated Articles of Incorporation of C&F Financial Corporation, effective March 7, 1994 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed November 8, 2017)

3.1.1	Amendment to Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted February 23, 2016 (incorporated by reference to Exhibit 3.1 to Form 8-K filed February 29, 2016)

4.1	Form of Subordinated Note (incorporated by reference to Exhibit 4.1 to Form 8-K filed September 30, 2020)

10.1	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 30, 2020)

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

101

The following financial statements from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL, filed herewith: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included with Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	November 4, 2020	By:	/s/ Thomas F. Cherry
Thomas F. Cherry
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2020		/s/ Jason E. Long
Jason E. Long
Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)