Form 10-K
period 2020-12-31
C & F FINANCIAL CORP
filed 2021-03-03
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No   ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s second fiscal quarter, was $114,205,770.

There were 3,684,221 shares of common stock, $1.00 par value per share, outstanding as of February 28, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 20, 2021 are incorporated by reference in Part III of this report.

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Corporation’s expectations, plans, objectives or beliefs regarding future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to: statements regarding expected future operations and financial performance; potential effects of the COVID-19 pandemic, including on asset quality, the allowance for loan losses, provision for loan losses, interest rates, and results of operations, the anticipated benefits of the early repayment of certain borrowings, certain items that management does not expect to have an ongoing impact on consolidated net income, including a gain upon the sale of a pool of purchased credit impaired loans, impairment charges related to a branch consolidation, and certain tax benefits provided by the Coroanvirus Aid, Recovery, and Economic Security Act (the CARES Act), future dividend payments, net interest margin compression and items affecting net interest margin, including future repricing of time deposits at maturity, expected impacts of the Corporation’s acquisition of Peoples Bankshares, Inc. (Peoples), strategic business initiatives and the anticipated effects thereof, including new or consolidated facilities, lending under the Paycheck Protection Program (PPP) of the Small Business Administration (SBA), margin compression, technology initiatives, asset quality, adequacy of allowances for loan losses and the level of future charge-offs, liquidity and capital levels, the effect of future market and industry trends and the effects of future interest rate levels and fluctuations.  These forward-looking statements are subject to significant risks and uncertainties due to factors that could have a material adverse effect on the operations and future prospects of the Corporation including, but not limited to, changes in:

●interest rates, such as volatility in short-term interest rates or yields on U.S. Treasury bonds and increases or volatility in mortgage interest rates

●general business conditions, as well as conditions within the financial markets

●general economic conditions, including unemployment levels and slowdowns in economic growth, and particularly related to further and sustained economic impacts of the COVID-19 pandemic

●the effectiveness of the Corporation’s efforts to respond to COVID-19, the severity and duration of the pandemic, the pace of vaccinations, the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein

●potential claims, damages and fines related to litigation or government actions, including litigation or actions arising from the Corporation’s participation in and administration of programs related to COVID-19, including, among other things, the PPP under the CARES Act, as subsequently extended

●the legislative/regulatory climate, regulatory initiatives with respect to financial institutions, products and services, the Consumer Financial Protection Bureau (the CFPB) and the regulatory and enforcement activities of the CFPB

●monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System (the Federal Reserve Board), and the effect of these policies on interest rates and business in our markets

●the value of securities held in the Corporation’s investment portfolios

●demand for loan products and the impact of changes in demand on loan growth

●the quality or composition of the loan portfolios and the value of the collateral securing those loans

●the inventory level and pricing of used automobiles, including sales prices of repossessed vehicles

●the level of net charge-offs on loans and the adequacy of our allowance for loan losses

●the level of indemnification losses related to mortgage loans sold

●deposit flows

●the strength of the Corporation’s counterparties

●competition from both banks and non-banks, including competition in the non-prime automobile finance markets

●demand for financial services in the Corporation’s market area

●reliance on third parties for key services

●the commercial and residential real estate markets

●the demand in the secondary residential mortgage loan markets

●the Corporation's technology initiatives and other strategic initiatives

●the Corporation’s branch expansions and consolidations

●cyber threats, attacks or events

●expansion of C&F Bank’s product offerings

●accounting principles, policies and guidelines and elections made by the Corporation thereunder

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

PART I

ITEM 1.BUSINESS

General

C&F Financial Corporation (the Corporation) is a bank holding company that was incorporated in March 1994 under the laws of the Commonwealth of Virginia. The Corporation owns all of the stock of Citizens and Farmers Bank (the Bank or C&F Bank), which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia. C&F Bank originally opened for business under the name Farmers and Mechanics Bank on January 22, 1927. C&F Bank has the following five wholly-owned subsidiaries, all incorporated under the laws of the Commonwealth of Virginia:

●	C&F Mortgage Corporation

●	C&F Finance Company

●	C&F Wealth Management Corporation

●	C&F Insurance Services, Inc.

●	CVB Title Services, Inc.

The Corporation operates in a decentralized manner in three principal business segments: (1) community banking through C&F Bank, (2) mortgage banking through C&F Mortgage Corporation (C&F Mortgage) and (3) consumer finance through C&F Finance Company (C&F Finance). For detailed information about the financial condition and results of operations of these segments, see “Note 21: Business Segments” in Item 8. “Financial Statements and Supplementary Data” in this report. C&F Wealth Management Corporation, organized in April 1995, is a full-service brokerage firm offering a comprehensive range of wealth management services and insurance products through third-party service providers. C&F Insurance Services, Inc. was organized in July 1999 for the primary purpose of owning an equity interest in an independent insurance agency that operates in Virginia and North Carolina. CVB Title Services, Inc. was organized for the primary purpose of owning an equity interest in a full service title and settlement agency. The financial position and operating results of C&F Wealth Management Corporation, C&F Insurance Services, Inc. and CVB Title Services, Inc. are not significant to the Corporation as a whole.

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

Community Banking

We provide community banking services through C&F Bank. C&F Bank provides community banking services at its main office in West Point, Virginia, and 30 Virginia branches located one each in the counties of Albermarle, Goochland, Hanover, Middlesex, Powhatan, Stafford and York and the towns and cities of Charlottesville, Hampton, Montross, Newport News, Richmond, Warsaw and Williamsburg, two each in the counties of Cumberland, James City, King George, and New Kent, and four each in the counties of Chesterfield and Henrico. These branches provide a wide range of banking services to individuals and businesses. These services include various types of checking and savings deposit accounts, as well as business, real estate, development, mortgage, home equity and installment loans. The Bank also offers ATMs, internet and mobile banking, peer-to-peer payment capabilities and debit and credit cards, as well as safe deposit box rentals, notary public, electronic transfer and other customary bank services to its customers. C&F Bank manages its commercial lending portfolio primarily through commercial lending offices located in Charlottesville, Chesapeake, Richmond and Williamsburg, Virginia. Revenues from community banking operations consist primarily of interest earned on loans and investment securities and fees earned on deposit accounts and debit card interchange. Community banking revenues and operations are not materially affected by seasonal factors; however, public deposits tend to increase with tax collections primarily in the fourth quarter of each year and decline with spending thereafter. The community banking segment was previously referred to as the retail banking segment. At December 31, 2020, assets of the community banking segment totaled $2.0 billion. For the year ended December 31, 2020, net income for this segment totaled $5.4 million.

Mortgage Banking

We conduct mortgage banking activities through C&F Mortgage, which was organized in September 1995, and its 51%-owned subsidiary, C&F Select LLC, which was organized in January 2019. C&F Mortgage provides mortgage loan origination services through 14 locations in Virginia, one in Maryland, two in North Carolina, one in South Carolina, and one in West Virginia. The Virginia offices are located one each in Charlottesville, Chesapeake, Fishersville, Fredericksburg, Glen Allen, Harrisonburg, Lynchburg, Newport News, Richmond, Waynesboro, and Williamsburg and three in Midlothian. The Maryland office is located in Waldorf. The North Carolina offices are located in Gastonia and Moyock. The South Carolina office is located in Fort Mill.  The West Virginia office is located in Keyser.  C&F Select LLC provides mortgage loan origination services through two locations in Richmond, Virginia.  The mortgage banking segment offers a wide variety of residential mortgage loans, which are originated for sale generally to the following investors: Wells Fargo Home Mortgage; PennyMac Corporation; SunTrust Mortgage, Inc.; AmeriHome Mortgage Company, LLC; Freedom Mortgage Corporation and Planet Home Lending, LLC. The mortgage banking segment does not securitize loans. C&F Bank may also purchase mortgage loans from the mortgage banking segment. The mortgage banking segment originates conventional mortgage loans, mortgage loans insured by the Federal Housing Administration (the FHA), and mortgage loans guaranteed by the United States Department of Agriculture (the USDA) and the Veterans Administration (the VA). A majority of the conventional loans are conforming loans that qualify for purchase by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The remainder of the conventional loans are non-conforming in that they do not meet Fannie Mae or Freddie Mac guidelines, but are eligible for sale to various other investors. The mortgage banking segment also has a division, Lender Solutions, that provides certain mortgage loan origination functions as a service to third party mortgage lenders and a subsidiary, Certified Appraisals LLC, which provides ancillary mortgage loan production services to third parties for residential appraisals. Revenues from mortgage banking operations consist principally of gains on sales of loans to investors in the secondary mortgage market, loan origination fee income and interest earned on mortgage loans held for sale. Revenues and income from mortgage banking, which are driven primarily by the origination and sale of mortage loans, are subject to seasonal factors, including the volume of home sales in the residential real estate market, which typically rises during spring and summer months and declines during fall and winter months. However, seasonal trends may be disrupted by cyclical and other economic factors that affect the residential real estate market. At December 31, 2020, assets of the mortgage banking segment totaled $239.4 million. For the year ended December 31, 2020, net income for this segment totaled $10.7 million.

Consumer Finance

We conduct consumer finance activities through C&F Finance. C&F Finance is a regional finance company purchasing automobile, marine and recreational vehicle (RV) loans throughout Virginia and in portions of Alabama, Colorado, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Minnesota, Missouri, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas and West Virginia through its offices in Richmond and Hampton, Virginia. C&F Finance is an indirect lender that primarily provides automobile financing through lending programs that are designed to serve customers in the “non-prime” market who have limited access to traditional automobile financing. C&F Finance generally purchases automobile retail installment sales contracts from manufacturer-franchised dealerships with used-car operations and through selected independent dealerships. C&F Finance selects these dealers based on the types of vehicles sold. Specifically, C&F Finance prefers to finance later model, low mileage used vehicles because the initial depreciation on new vehicles is extremely high. The typical borrowers on the automobile retail installment sales contracts purchased have experienced prior credit difficulties. Because C&F Finance serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, C&F Finance typically charges interest at higher rates than those charged by traditional financing sources. In addition, because C&F Finance provides financing in a relatively high-risk market, it expects to experience a higher level of credit losses than traditional automobile financing sources. In addition to non-prime automobile financing, beginning in the first quarter of 2018, C&F Finance expanded its lending portfolio to include marine and RV loan contracts in the prime sector. These contracts are also purchased on an indirect basis through a referral program administered by a third party. Because these contracts are for prime loans made to individuals with higher credit scores, they are priced at rates substantially lower than the non-prime automobile portfolio. Revenues from consumer finance operations consist principally of interest earned on automobile, marine and RV loans. While the consumer finance segment’s loans outstanding and interest income are not materially affected by seasonal factors, delinquencies on automobile loans are generally highest in the period from November through January, related in part to seasonal trends affecting borrowers, including consumer spending. At December 31, 2020, assets of the consumer finance segment totaled $314.7 million. For the year ended December 31, 2020, net income for this segment totaled $7.6 million.

Human Capital Resources

The Corporation and its subsidiaries foster a culture of respect, teamwork, ownership, responsibility, initiative, integrity, and service. We believe that our officers and employees are our most important assets. Our people are critical to the Corporation’s performance and the achievement of our strategic goals, and they represent a key element of how the Corporation’s businesses compete and succeed.

Acquiring and retaining strong talent is a top strategic priority for each of the Corporation’s businesses. We provide a competitive compensation and benefits program to help meet the needs of our employees, including benefits that incentivize retention and reward longevity. We support the health and well-being of our employees through a comprehensive program designed to increase employee focus on wellness and prevention, including the benefit plans we offer, health incentives and dedicated healthcare resources for employees and their families provided through an onsite health center located at our corporate office and virtually. We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within our organization. We have created career paths for specific positions that are designed to encourage an employee’s advancement and growth within our organization, and we aim to provide employees with the skills and opportunities they need to achieve their career goals and become leaders in our businesses.

At December 31, 2020, we employed 697 full-time equivalent employees. We consider relations with our employees to be excellent. We strive for our workforce to reflect the diversity of the customers and communities we serve. Our selection and promotion processes are without bias and include the active recruitment of minorities and women. At December 31, 2020, women represented 67 percent of our employees, and racial and ethnic minorities represented 29 percent of our employees.  We also aim for our employees to develop their careers in our businesses.  At December 31, 2020, 21 percent of our employees have been employed by the Corporation or its subsidiaries for at least 15 years.

Competition

Community Banking

In the Bank’s market area, we compete with large national and regional financial institutions, savings associations and other independent community banks, as well as credit unions, mutual funds, brokerage firms, insurance companies and other lending and deposit platforms offered by non-bank financial technology firms, including those that only operate digitally. Increased competition has come from out-of-state banks through their acquisition of Virginia-based banks and interstate branching, and expansion of community and regional banks into our service areas.

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

Factors such as interest rates offered, the number and location of branches and the types of products offered, as well as the reputation of the institution, affect competition for deposits and loans. We compete by emphasizing customer service, establishing long-term customer relationships, building customer loyalty and providing traditional and digital products and services to address the specific needs of our customers. Our relationships with customers depend on, among other things, our ability to attract and retain talented community bankers. We target individual customers, small-to-medium size business customers and acquisition, development and construction loan customers in our markets.

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

The competitive factors faced by C&F Mortgage continue to evolve because of regulatory reforms and initiatives, including expansion in recent years of consumer protections and related regulation of mortgage lending. While C&F Mortgage has kept pace with changes in such regulations to date, potential future legislative and regulatory initiatives have the potential to affect the operations of C&F Mortgage. Given the far-reaching effect of these regulations on mortgage finance, compliance has required and may continue to require substantial changes to mortgage lending systems and processes and other implementation efforts.

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

Response to the COVID-19 Pandemic

Following the outbreak of the COVID-19 pandemic in early 2020, the business environment in which the Corporation and its subsidiaries operate has been subject to numerous changes as a result of public health measures, economic disruption, government intervention and changes in regulation.  These changes have affected our businesses operationally, including how we serve our customers, as well as financially.  In our workplaces, we have implemented safe and healthy practices of social distancing and enhanced cleaning to protect our employees and customers as we continue to operate and serve our communities.  We also adapted our technology and processes in March 2020 to allow a substantial portion of our administrative personnel to work remotely.  As of December 31, 2020, many employees have returned to our offices on a full-time or part-time basis, but a significant number continue to work remotely.  Retail branch lobbies of our community banking segment were temporarily closed for several months, except by appointment, while customers were continuously able to access our products and services through our online and mobile platforms, ATMs and drive-thru facilities.  Branch lobbies generally reopened in September 2020.  We are making paid leave available to employees who are affected by the coronavirus and unable to work remotely.  We are working proactively with borrowers affected by the pandemic through our community banking and consumer finance segments, including by offering short-term modifications, such as payment deferrals or interest only periods, to borrowers who are temporarily unable to make loan payments.

The federal government and federal regulatory agencies introduced numerous initiatives in response to the pandemic.  For example, the Families First Coronavirus Relief Act, enacted on March 18, 2020, made it possible to provide emergency and extended paid leave during 2020 for employees affected by the coronavirus, including employees who became ill or who needed to care for a family member that became ill.  The Coronavirus Aid, Relief, and Economic Security Act (CARES Act), enacted on March 27, 2020, included provisions that, among other things, (i) established the Paycheck Protection Program (PPP) to provide loans guaranteed by the Small Business Administration (SBA) to businesses affected by the pandemic, (ii) established the Paycheck Protection Program Lending Facility (PPPLF) to provide funding to eligible financial institutions through the Federal Reserve Board system to facilitate lending under the PPP, (iii) provided certain forms of economic stimulus, including direct payments to certain U.S. households, enhanced unemployment benefits, certain income tax benefits intended to assist businesses in surviving the economic crisis, and delayed the required implementation of certain new accounting standards for some entities, and (iv) provided limited regulatory relief to banking institutions.  The federal banking agencies have eased certain bank capital requirements and reporting requirements in response to the pandemic, and have encouraged banking institutions to work prudently with borrowers affected by the pandemic by offering loan modifications that can improve borrowers’ capacity to service debt, increase the potential for financially stressed residential borrowers to keep their homes, and facilitate financial institutions’ ability to collect on their loans.  The Consolidated Appropriations Act, 2021, enacted on December 27, 2020, expanded on some of the benefits made available under the CARES Act, including the PPP program, and provided further economic stimulus.

The Corporation and its subsidiaries continue to adapt to the changing business environment and are committed to providing necessary support to our customers and employees to meet the challenges of these uncertain times.

Regulation and Supervision

General

Bank holding companies, banks and their affiliates are extensively regulated under both federal and state law. Consequently, the growth and earnings performance of the Corporation and the Bank can be affected not only by management’s decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities including, but not limited to, the Virginia State Corporation Commission Bureau of Financial Institutions (VBFI), the Federal Deposit Insurance Corporation (the FDIC), the Board of Governors of the Federal Reserve System (the Federal Reserve Board), the Internal Revenue Service, federal and state taxing authorities, and the Securities and Exchange Commission (the SEC).

The following summary briefly describes significant provisions of currently applicable federal and state laws and certain regulations and the potential impact of such provisions. This summary is not complete, and we refer you to the particular statutory or regulatory provisions or proposals for more information. Because regulation of financial institutions changes regularly and is the subject of constant legislative and regulatory debate, we cannot forecast how federal and state regulation and supervision of financial institutions may change in the future and affect the Corporation’s and the Bank’s operations. See “Risks Related to the Regulation of the Corporation” below in Item 1A of Part I of Annual Report on Form 10-K for further discussion.

Regulatory Reform

The financial crisis of 2008, including the downturn of global economic, financial and money markets and the threat of collapse of numerous financial institutions, and other events led to the adoption of numerous laws and regulations that apply to, and focus on, financial institutions. The most significant of these laws is the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), which was enacted on July 21, 2010 and, in part, was intended to implement significant structural reforms to the financial services industry.

The Dodd-Frank Act implemented far-reaching changes across the financial regulatory landscape, including changes that have significantly affected the business of all bank holding companies and banks, including the Corporation and the Bank.  Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act's mandates are discussed further below. In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the EGRRCPA) was enacted to reduce the regulatory burden on certain banking organizations, including community banks, by modifying or eliminating certain federal regulatory requirements. While the EGRRCPA maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion as well as for larger banks with assets above $50 billion. In addition, the EGRRCPA included regulatory relief for community banks regarding regulatory examination cycles, call reports, application of the Volcker Rule (proprietary trading prohibitions), mortgage disclosures, qualified mortgages, and risk weights for certain high-risk commercial real estate loans. However, federal banking agencies retain broad discretion to impose additional regulatory requirements on banking organizations based on safety and soundness and U.S. financial system stability considerations.

The Corporation continues to experience ongoing regulatory reform. These regulatory changes could have a significant effect on how we conduct business. The specific implications of the Dodd-Frank Act, the EGRRCPA, and other potential regulatory reforms cannot yet be fully predicted and will depend to a large extent on the specific regulations that are to be adopted in the future.  Certain aspects of the Dodd-Frank Act and the EGRRCPA are discussed in more detail below.

Regulation of the Corporation

As a bank holding company, the Corporation is subject to the Bank Holding Company Act of 1956 (the BHCA) and regulation and supervision by the Federal Reserve Board. Pursuant to the BHCA the Federal Reserve Board has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve Board has reasonable grounds to believe that continuation of such activity or ownership constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.  The Federal Reserve Board and the FDIC have adopted guidelines and released interpretative materials that establish operational and managerial standards to promote the safe and sound operation of banks and bank holding companies.  These standards relate to the institution’s key operating functions, including but not limited to capital management, internal controls, internal audit systems, information systems, data and cybersecurity, loan documentation, credit underwriting, interest rate exposure and risk management, vendor management, executive management and its compensation, corporate governance, asset growth, asset quality, earnings, liquidity and risk management.

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

The Corporation also is subject to regulation and supervision by the Virginia State Corporation Commission. The Corporation also must file annual, quarterly and other periodic reports with, and comply with other regulations of, the SEC.

Capital Requirements

Regulatory Capital Requirements. All financial institutions are required to maintain minimum levels of regulatory capital. The FDIC establishes risk-based and leveraged capital standards for the financial institutions they regulate. The FDIC also may impose capital requirements in excess of these standards on a case-by-case basis for various reasons, including financial condition or actual or anticipated growth.

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

The Basel III Final Rules and minimum capital ratios required to be maintained by banks were effective January 1, 2015. The Basel III Final Rules also include a requirement that banks maintain additional capital (the capital conservation buffer), which was phased in beginning January 1, 2016 and was fully phased in effective January 1, 2019. The Basel III Final Rules and fully phased in capital conservation buffer require banks to maintain:

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

The Basel III Final Rules permanently include in Tier 1 capital trust preferred securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion in total assets, subject to a limit of 25 percent of Tier 1 capital. The Corporation expects that its trust preferred securities will be included in the Corporation’s regulatory capital as Tier 1 capital instruments until their maturity.

As of December 31, 2020, the Bank met all capital adequacy requirements under the Basel III Final Rules, including the capital conservation buffer on a fully phased-in basis.

Community Bank Leverage Ratio. As a result of the EGRRCPA, the federal banking agencies were required to develop a Community Bank Leverage Ratio (the ratio of a bank’s tangible equity capital to average total consolidated assets) for banking organizations with assets of less than $10 billion, such as the Bank. On October 29, 2019, the federal banking agencies issued a final rule that implements the Community Bank Leverage Ratio Framework (the CBLRF).  To qualify for the CBLRF, a bank must have less than $10 billion in total consolidated assets, limited amounts of off-balance sheet exposures and trading assets and liabilities, and a leverage ratio greater than 9 percent. A bank that elects the CBLRF and has a leverage ratio greater than 9 percent will be considered to be in compliance with Basel III capital requirements and exempt from the complex Basel III calculations and will also be deemed “well capitalized” under Prompt Corrective

Action regulations, discussed below.  A bank that falls out of compliance with the CBLRF will have a two-quarter grace period to come back into full compliance, provided its leverage ratio remains above 8 percent (a bank will be deemed “well capitalized” during the grace period).  The CBLRF became available beginning March 31, 2020, with the flexibility for banking organizations to subsequently opt into or out of the CBLRF, as applicable.  The federal banking agencies issued an interim final rule in April 2020 to implement certain provisions of the CARES Act that temporarily modified the minimum leverage ratio requirements of the CBLRF.  The minimum leverage ratio requirement was reduced from 9 percent to 8 percent for the second through fourth quarters of 2020 and 8.5 percent through 2021.  A bank that falls out of compliance with the CBLRF will have a two-quarter grace period to come back into full compliance, provided its leverage ratio remains no more than 100 basis points below the applicable minimum leverage ratio requirement.  The Bank has not elected to opt into the CBLRF.

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

Insurance of Accounts, Assessments and Regulation by the FDIC

The Bank’s deposits are insured by the DIF of the FDIC up to the standard maximum insurance amount for each deposit insurance ownership category. The basic limit on FDIC deposit insurance coverage is $250,000 per depositor. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations as an insured institution, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes.  The FDIC may also suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the Bank’s deposit insurance.

Deposit Insurance Assessments.  The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets minus average tangible equity (defined as Tier 1 capital). As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2 percent for the DIF and, in lieu of dividends, provides for a lower assessment rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. An institution's assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average CAMELS component rating, and is subject to further adjustments including those related to levels of unsecured debt and brokered deposits (not applicable to banks with less than $10 billion in assets).  At December 31, 2020, total base assessment rates for institutions that have been insured for at least five years range from 1.5 to 30 basis points applying to banks with less than $10 billion in assets.

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. As of December 31, 2020, the designated reserve ratio was 2.00 percent and the minimum designated reserve ratio was 1.35 percent.

At September 30, 2019, the reserve ratio was 1.41 percent. Banks with less than $10 billion in total consolidated assets were eligible for credits to offset the portion of their assessments that helped to raise the reserve ratio to 1.35 percent. The FDIC automatically applied these credits to reduce an eligible bank’s regular DIF assessment up to the entire amount of the assessment.  The Bank was awarded credits of $365,000, of which $207,000 was used to offset its DIF assessment in the third and fourth quarters of 2019 and $158,000 was used to offset its DIF assessment in the first and second quarters of 2020.

In June 2020, the FDIC adopted a final rule that generally removes the effect of PPP lending when calculating a bank’s deposit insurance assessment by providing an offset to the bank’s total assessment amount for the increase in the assessment base attributable to the bank’s participation in the PPP.  This final rule began applying to FDIC deposit insurance assessments during the second quarter of 2020.

Regulation of the Bank and Other Subsidiaries

The Bank is subject to supervision, regulation and examination by the VBFI and its primary federal regulator, the FDIC. The various laws and regulations issued and administered by the regulatory agencies (including the CFPB) affect corporate practices, such as the payment of dividends, the incurrence of debt and the acquisition of financial institutions and other companies, and affect business practices and operations, such as the payment of interest on deposits, the charging of interest on loans, the types of business conducted, the products and terms offered to customers and the location of offices. Prior approval of the applicable primary federal regulator and the VBFI is required for a Virginia chartered bank or bank holding company to merge with another bank or bank holding company, or purchase the assets or assume the deposits of another bank or bank holding company, or acquire control of another bank or bank holding company. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory agencies will consider, among other things, the competitive effect and public benefits of the transactions, the financial condition, managerial resources, capital position and any asset concentrations (including commercial real estate loan concentrations) of the constituent organizations and the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant's performance record under the Community Reinvestment Act (CRA) and fair housing initiatives, the data security and cybersecurity infrastructure of the constituent organizations and the combined organization, the applicant’s risk management programs and processes, and the applicant’s compliance with and the effectiveness of the subject organizations in combating money laundering activities and complying with Bank Secrecy Act requirements.

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

Community Reinvestment Act. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs are assessed based on specified factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. In 2020, the Bank received a “Satisfactory” CRA rating.

Federal Home Loan Bank of Atlanta. The Bank is a member of the Federal Home Loan Bank (FHLB) of Atlanta, which is one of 11 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB. At December 31, 2020, the Bank owned $1.6 million of FHLB stock.

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

Certain federal regulatory agencies, and in particular, the CFPB, the Federal Trade Commission, and the Federal Reserve Board, have recently become more active in investigating the products, services and operations of banks and other finance companies engaged in auto finance activities. These investigations have extended to banks that engage in indirect automobile lending. As of January 1, 2021, the Corporation and C&F Finance were not subject to supervision by the CFPB.

Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of any bank to accept, renew or roll over any brokered deposit unless it is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” However, as a result of the EGRRCPA, the FDIC undertook a comprehensive review of its regulatory approach to brokered deposits, including reciprocal deposits, and interest rate caps applicable to banks that are less than “well capitalized.” On December 15, 2020, the FDIC issued final rules that amend the FDIC’s methodology for calculating interest rate caps, provide a new process for banks that seek FDIC approval to offer a competitive rate on deposits when the prevailing rate in the bank’s local market exceeds the national rate cap, and provides specific exemptions and streamlined application and notice procedures for certain deposit-placement arrangements that are not subject to brokered deposit restrictions. These final rules are effective on April 1, 2021.

Other Regulations

Prompt Corrective Action. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2020, the Bank was considered “well capitalized.”

Incentive Compensation. Federal banking agencies have issued regulatory guidance (the Incentive Compensation Guidance) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The FDIC will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Bank, that are not “large, complex banking organizations.” The findings will be included in reports of examination, and deficiencies will be incorporated into the organization’s supervisory ratings. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

The Corporation is also subject to various laws and regulations that attempt to combat money laundering and terrorist financing. The Bank Secrecy Act (the BSA) requires all financial institutions to, among other things, create a system of controls designed to prevent money laundering and the financing of terrorism, and imposes recordkeeping and reporting requirements. The USA PATRIOT Act added regulations to facilitate information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering, and requires financial institutions to establish anti-money laundering programs. Regulations adopted under the BSA impose on financial institutions customer due diligence requirements, and the federal banking agencies expect that customer due diligence programs will be integrated within a financial institution’s broader BSA and anti-money laundering compliance program. The Office of Foreign Assets Control (OFAC), which is a division of the U. S. Department of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. If the Bank finds the name of an “enemy” of the United States on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account or place transferred funds into a blocked account, and report it to OFAC.

Although these laws and programs impose compliance costs and create privacy obligations and, in some cases, reporting obligations, and compliance with all of the laws, programs, and privacy and reporting obligations may require significant resources of the Corporation and the Bank, these laws and programs do not materially affect the Bank’s products, services or other business activities.

Corporate Transparency Act. On January 1, 2021, as part of the 2021 National Defense Authorization Act, Congress enacted the Corporate Transparency Act (CTA), which requires The U.S. Department of the Treasury’s Financial Crimes Enforcement Network (FinCEN) to issue regulations implementing reporting requirements for “reporting companies” (as defined in the CTA) to disclose beneficial ownership interests of certain U.S. and foreign entities by January 1, 2022. The CTA imposes additional reporting requirements on entities not previously subject to such beneficial ownership disclosure regulations and also contains exemptions for several different types of entities, including among others: (i) certain banks, bank holding companies, and credit unions; (ii) money transmitting businesses registered with FinCEN; and (iii) certain insurance companies. Reporting companies subject to the CTA will be required to provide specific information with respect to beneficial owner(s) (as defined in the CTA) as well as satisfy initial filing obligations (for newly-formed reporting companies) and submit on-going periodic reports. Non-compliance with FinCEN regulations promulgated under the CTA may result in civil fines as well as criminal penalties. At this time, FinCEN has yet to issue any proposed rules to implement the CTA. Accordingly, the Corporation is unable to determine what impact (if any) the CTA and related regulations will have on the Corporation and its subsidiaries, including the Bank. The Corporation will continue to monitor regulatory developments related to the CTA.

Cybersecurity. The federal banking agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal banking agencies expect financial institutions to establish lines of defense and ensure that their risk management processes also address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack. If the Corporation or the Bank fails to meet the expectations set forth in this regulatory guidance, the Corporation or the Bank could be subject to various regulatory actions and any remediation efforts may require significant resources of the Corporation or the Bank.  In addition, all federal and state banking agencies continue to increase focus on cybersecurity programs and risks as part of regular supervisory exams.

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

Stress Testing. The federal banking agencies have implemented stress testing requirements for certain large or risky financial institutions, including bank holding companies and state-chartered banks.  Although these requirements do not apply to the Corporation and the Bank, the federal banking agencies emphasize that all banking organizations, regardless of size, should have the capacity to analyze the potential effect of adverse market conditions or outcomes on the organization’s financial condition. Based on existing regulatory guidance, the Corporation and the Bank will be expected to consider the institution’s interest rate risk management, commercial real estate loan concentrations and other credit-related information, and funding and liquidity management during this analysis of adverse market conditions or outcomes.

Volcker Rule. The Dodd-Frank Act prohibits bank holding companies and their subsidiary banks from engaging in proprietary trading except in limited circumstances, and places limits on ownership of equity investments in private equity and hedge funds (the Volcker Rule). The EGRRCPA, and final rules adopted to implement the EGRRCPA, exempt  all banks with less than $10 billion in assets (including their holding companies and affiliates) from the Volcker Rule, provided that the institution has total trading assets and liabilities of 5 percent or less of total assets, subject to certain limited exceptions. The Corporation believes that its financial condition and its operations are not affected by the Volcker Rule, amendments thereto, or its implementing regulations.

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

COVID-19 Related Regulatory Relief.  In response to the COVID-19 pandemic, federal banking agencies issued a joint statement on March 22, 2020 encouraging banking institutions to work with borrowers affected by the COVID-19 pandemic, including offering short-term loan modifications to borrowers unable to meet their contractual payment obligations.  Under this interagency guidance, certain loans that have been modified are exempt from being reported as past due or as troubled debt restructurings (TDRs).  Further, the CARES Act provided additional exemptions from TDR reporting for certain loans that have been modified for reasons related to the COVID-19 pandemic.  Regulatory agencies also issued an interim final rule on April 7, 2020 which provides relief in bank regulatory capital requirements that allow loans originated under the PPP to be excluded from risk-weighted assets, and to be excluded from total assets for purposes of bank leverage ratio requirements if they are pledged as collateral to the PPPLF.

Congress also enacted the Consolidated Appropriations Act, 2021, on December 27, 2020, which included (i) the Economic Aid to Hard-Hit Small Businesses, Non-profits, and Venues Act, (ii) the COVID-Related Tax Relief Act of 2020, and (iii) the Taxpayer Certainty and Disability Relief Act of 2020. These laws include significant clarifications and modifications to PPP, which had terminated on August 8, 2020. In particular, Congress revived the PPP and allocated an additional $284.45 billion in PPP funds for 2021. As a result, the SBA has modified prior guidance and promulgated new regulations and guidance to conform with and implement the new provisions during the first quarter of 2021. As a participating PPP lender, the Bank continues to monitor legislative, regulatory, and supervisory developments related thereto.

Effect of Governmental Monetary Policies. As with other financial institutions, the earnings of the Corporation and the Bank are affected by general economic conditions as well as by the monetary policies of the Federal Reserve Board. Such policies, which include regulating the national supply of bank reserves and bank credit, can have a major effect upon the source and cost of funds and the rates of return earned on loans and investments. The Federal Reserve Board exerts a substantial influence on interest rates and credit conditions, primarily through establishing target rates for federal funds, open market operations in U.S. Government securities, varying the discount rate on member bank borrowings and setting cash reserve requirements against deposits. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits, and rates received on loans and investment securities and paid on deposits. Fluctuations in the Federal Reserve Board’s monetary policies have had a significant impact on the operating results of the Corporation and the Bank and are expected to continue to do so in the future.

In response to the COVID-19 pandemic, the Federal Reserve Board’s Federal Open Market Committee (the FOMC) set the federal funds target rate – i.e., the interest rate at which depository institutions such as the Bank lend reserve balances to other depository institutions overnight on an uncollateralized basis – to an historic low. On March 16, 2020, the FOMC set the federal funds target rate at zero to 0.25 percent. Consistent with Federal Reserve Board policy, the Federal Reserve Board has committed to the use of overnight reverse repurchase agreements as a supplementary policy tool, as necessary, to help control the federal funds rate and keep it in the target range set by the FOMC.

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

Available Information

The Corporation’s SEC filings are filed electronically and are available to the public over the Internet at the SEC’s website at http://www.sec.gov. The Corporation’s SEC filings also are available through our website at http://www.cffc.com under “Investor Relations/Financial Documents/SEC Filings” as of the day they are filed with the SEC. Copies of documents also can be obtained free of charge by writing to the Corporation’s secretary at 3600 La Grange Parkway, Toano, VA 23168 or by calling 804-843-2360.

ITEM 1A.RISK FACTORS

Risk Factors Related to the COVID-19 Pandemic

The Corporation’s results of operations and financial condition have been, and will likely continue to be, adversely affected by the COVID-19 pandemic and, depending on future developments, may be materially adversely impacted by the COVID-19 pandemic.

The outbreak of the novel coronavirus and the resulting COVID-19 pandemic, the widespread government response and the impact on consumers and businesses have caused significant disruption in the United States and international economies and financial markets and have had and will likely continue to have a significant impact on consumers and businesses in our market area and the operations and financial performance of the Corporation.  Governments, businesses and the public have taken unprecedented actions to try and contain the spread of COVID-19 and to mitigate its effects including quarantines, shelter-in-place orders, state of emergency declarations, travel bans, closures of businesses and schools, fiscal stimulus and legislative initiatives to deliver monetary aid and other relief.  Many of these actions have adversely impacted the economy and forced temporary closures of nonessential business, and as a result, the businesses of many of our customers have been adversely impacted, which could materially affect our business, financial condition and results of operations.

Although the scope, duration and full effects of the pandemic are evolving and cannot be fully known at this time, consequences of the pandemic and efforts to contain the spread of COVID-19 and mitigate the pandemic’s effects have included and may include further market volatility, lower interest rates, disrupted trade and supply chains, increased unemployment and reduced economic activity.  The period of recovery from the negative economic effects of the pandemic cannot be predicted and may be protracted.  If these effects continue for a prolonged period of time, the Corporation may experience significant delinquencies and credit losses due to the inability of borrowers to make timely payments on loans, net interest margin compression, lower demand for our products and services, decreased capital, which may affect the Corporation’s ability to originate new loans, disruption of operational processes arising from practices of social distancing and telecommuting and potential impairment of assets, including securities available for sale and goodwill. Credit deterioration in the Corporation’s loan portfolio due to the pandemic may be masked or obscured by loan payment deferral programs or government stimulus or relief efforts, such as the PPP.  The COVID-19 pandemic may also exacerbate many of the risk factors identified in this Annual Report on Form 10-K, including risk related to our credit quality, collateral, capital, liquidity, operations, interest rate risk, strategic risk and technology.

Although banks have generally been permitted to continue operating during the COVID-19 outbreak, the outbreak has caused the Corporation to change its business operations, including updating branch operations to comply with governmental recommendations and increasing work from home options for our employees.  These changes may have adverse impacts on the Corporation’s business due to reduced effectiveness of operations, unavailability of personnel, increased cybersecurity risks related to use of remote technology, and increased costs related to these operational changes. Additionally, our business operations may be disrupted if key personnel or significant portions of our employees are unable to work effectively, including because of illness.  The changes in business operations could also have a detrimental effect on the Corporation’s relationships with its customers and could reduce demand for the Corporation’s products and services.

Unfavorable economic conditions and elevated unemployment due to the pandemic may make it difficult for the Corporation to maintain deposit levels and loan origination volume.  Such unfavorable conditions may cause the value of our investment portfolio and of the collateral securing the Corporation’s loans to decline.  The Federal Reserve has lowered the federal funds rate to a range of zero to 0.25 percent in part as a result of the pandemic.  A prolonged period of very low interest rates could reduce the Corporation’s net income and have a material adverse effect on the Corporation’s cash flows.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity and impact of the COVID-19 pandemic, and the actions required to contain and mitigate it, the effectiveness of vaccines and vaccine distribution efforts, the effects of the pandemic on our customers and vendors, the remedial actions and stimulus measures adopted by local, state and federal governments, the timing and availability of government support for the economy and financial markets including indirect governmental support for various financial assets including mortgage loans, the short- and long-term health impacts of the pandemic, and how quickly and to what extent normal economic and operating conditions can resume, if at all. If the severity of the COVID-19 pandemic worsens, additional actions may be taken by federal, state, and local governments to contain COVID-19 or treat its impact, including additional shelter-in-place orders. There can be no assurance that any efforts by the Corporation to address the adverse impacts of the COVID-19 pandemic will be effective.  Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future, or as a result of changes in the behavior of customers, businesses and their employees. Furthermore, the financial condition of our customers and vendors may be adversely impacted, which may result in an elevated level of loan losses, a decrease in demand for our products and services, or reduced availability of services provided by third parties on which we rely. Any of these events may, in turn, have a material adverse impact our business, results of operations and financial condition.

Risk Factors Related to our Lending Activities and Economic Conditions

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

Weakness in the secondary residential mortgage loan markets or demand for mortgage loans may adversely affect income from C&F Mortgage.

Our mortgage banking segment provides a significant portion of our noninterest income.  We generate gains on sales of mortgage loans primarily from sales of mortgage loans that we originate.  Interest rates, housing inventory, housing demand, cash buyers, new mortgage lending regulations and other market conditions have a direct effect on loan originations across the industry.  In particular, in a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors.  This would result in a decrease in noninterest income.  In addition, our results of operations are affected by the amount of noninterest expenses (including for personnel and systems infrastructure) associated with mortgage banking activities.  During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

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

An increase in mortgage loan defaults or prepayments may result in losses related to loans sold by C&F Mortgage.

Deterioration in economic conditions may cause borrowers to default on their mortgages.  This may result in potential repurchase or indemnification obligations for C&F Mortgage on residential mortgage loans originated and sold into the secondary market.  Such obligations may arise in the event of claims by investors of borrower misrepresentation, fraud, early-payment default, or underwriting error, as investors attempt to minimize their losses. We cannot be assured that a prolonged period of payment defaults and foreclosures will not result in an increase in requests for repurchases or indemnifications. Alternatively, during periods of low or falling interest rates, our customers may find opportunities to refinance shortly after obtaining a mortgage loan from C&F Mortgage, which may result in unexpected prepayments on loans that have been sold into the secondary market.  This may result in obligations of C&F Mortgage to return a portion of the sales proceeds from such loans to investors pursuant to the terms of the sale.  We attempt to maintain an appropriate reserve for indemnification losses and for prepayment obligations.  Although we believe our reserves for indemnification losses and prepayment obligations are adequate, these estimates are inherently subjective and actual indemnification losses and prepayment obligations will depend on future events that are often not within our control. Therefore, we can give no assurance that established reserves will be adequate.  Additional provision for indemnification losses or additional obligations arising from prepayments would have an adverse effect on the Corporation’s net income.

Our level of credit risk is higher due to the concentration of our loan portfolio in commercial loans and in consumer finance loans.

At December 31, 2020, 51.8 percent of our loan portfolio consisted of commercial, financial and agricultural loans, which include loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property. These loans generally carry larger loan balances and involve a greater degree of financial and credit risk than home equity and residential loans. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and to borrowers in similar lines of business, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

At December 31, 2020, 23.1 percent of our loan portfolio consisted of consumer finance loans that provide automobile financing for customers in the non-prime market. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses may increase in this portfolio. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which we may sell repossessed vehicles or delay the timing of these sales. Because we focus on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be dramatically affected by a general economic downturn. In addition, our servicing costs may increase without a corresponding increase in our finance charge income. While we manage the higher risk inherent in loans made to non-prime borrowers through our underwriting criteria for installment sales contracts we purchase and collection methods, we cannot guarantee that these criteria or methods will ultimately provide adequate protection against these risks.

Risk Factors Related to our Industry

We are subject to interest rate risk and fluctuations in interest rates may negatively affect our financial performance.

Our profitability depends in substantial part on our net interest margin, which is the difference between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits and borrowings divided by total interest-earning assets. Changes in interest rates will affect our net interest margin in diverse ways, including the pricing of loans and deposits, the levels of prepayments and asset quality. We are unable to predict actual fluctuations of market interest rates because many factors influencing interest rates, including changes in economic conditions, are beyond our control. We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes.  In March 2020, the FOMC announced emergency rate cuts for the federal funds rate, which is the interest rate at which depository institutions lend reserve balances to other depository institutions overnight, in response to the outbreak of COVID-19.  Since March 2020, the FOMC has kept the federal funds rate near zero, and financial markets expect interest rates to remain historically low for a prolonged period as the economy recovers from the recession caused by the COVID-19 pandemic.  Longer-term market interest rates, including yields on U.S. treasury bonds, have also remained low.  Therefore, we are expecting continued pressure on our net interest margin due to intense competition for loans and deposits from both local and national financial institutions and the continued effect of lower interest rates on interest income.  In addition, the Corporation could experience further net interest margin compression if it is unable to maintain its current level of loans outstanding by continuing to originate new loans or if it experiences a decrease in deposit balances, which would require the Corporation to seek funding from other sources at higher rates of interest.

We rely substantially on deposits obtained from customers in our target markets to provide liquidity and support growth.

Our business strategies are based on access to funding from local customer deposits. Deposit levels may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions that affect savings levels and the amount of liquidity in the economy, including government stimulus efforts in response to economic crises. If our deposit levels fall, we could lose a relatively low cost source of funding and our interest expense would likely increase as we obtain alternative funding to replace lost deposits. If local customer deposits are not sufficient to fund our normal operations and growth, we will look to outside sources, such as borrowings from the FHLB, which is a secured funding source. Our ability to access borrowings from the FHLB will be dependent upon whether and the extent to which we can provide collateral to secure FHLB borrowings. We may also look to federal funds purchased and brokered deposits, although the use of brokered deposits may be limited or discouraged by our banking regulators. We may also seek to raise funds through the issuance of shares of our common stock, or other equity or equity-related securities, or debt securities including subordinated notes as additional sources of liquidity. If we are unable to access funding sufficient to support our business operations and growth strategies or are unable to access such funding on attractive terms, we may not be able to implement our business strategies which may negatively affect our financial performance.

Consumers may increasingly decide not to use banks to complete their financial transactions, which could have a material adverse impact on our financial condition and operations.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the loss of deposits as a lower cost source of funds could have a material adverse effect on our financial condition and results of operations.

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

Accounting for past business combinations may expose us to intangible asset risk, which could affect our results of operations.

In connection with accounting for prior acquisitions, we recorded assets acquired and liabilities assumed at their fair value, which resulted in the recognition of certain intangible assets, including goodwill. Adverse conditions in our business climate, including a significant decline in future operating cash flows, changes in interest rates that may lead to net interest margin compression, changes in demand for loans or our ability to originate and hold loans, a sustained period of elevated loan losses, a significant decrease in valuations or stock prices of the Corporation or other bank holding companies, or a deviation from our expected growth rate and performance, may significantly affect the fair value of the Corporation’s reporting units and may trigger impairment losses on intangible assets, which could be materially adverse to our results of operations.

Risk Factors Related to our Operations and Technology

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

We rely on other companies to provide key components of our business infrastructure.

Third parties provide key components of our businesses’ operations such as data processing, recording and monitoring transactions, online banking interfaces and services, internet connections, and network access. While we have selected these third-party vendors carefully, we do not control their actions. Any problem caused by these third parties, such as poor performance of services, failure to provide services, disruptions in communication services provided by a vendor, or failure to handle current or higher volumes could adversely affect the Corporation’s ability to deliver products and services to its customers and otherwise conduct its business, and may harm its reputation. Financial or operational difficulties of a third-party vendor could also hurt the Corporation’s operations if those difficulties affect the vendor’s ability to serve the Corporation. Replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our businesses’ operations.

Our business is technology dependent, and an inability to successfully implement technological improvements may adversely affect our ability to be competitive and our results of operations and financial condition.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products, systems and services, which may require substantial initial investment to be implemented, including the cost of modifying or adapting existing products, systems and services. The Corporation invests in new technology to enhance customer service, and to increase efficiency and reduce operating costs. Our future success will depend in part upon our ability to create synergies in our operations through the use of technology and to facilitate the ability of customers to engage in financial transactions in a manner that enhances the customer experience. We cannot give any assurance that technological improvements will increase operational efficiency or that we will be able to effectively implement new technology-driven products, systems and services or be successful in marketing new products and services to our customers.  A failure to maintain or enhance a competitive position with respect to technology, whether because of a failure to anticipate customer expectations, substantially fewer resources to invest in technological improvements than larger competitors, or because our technological developments fail to perform as desired or are not implemented in a timely manner, could result in higher operating costs, decreased customer satisfaction, and lower market share. An inability to effectively implement new technology and realize operational efficiencies could result in the loss of initial investments in such projects and higher operating costs. Either of these outcomes could have a material adverse impact on our financial condition and results of operations.

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

Future legislation, regulation and government policy, particularly following changes in political leadership and policymakers in the federal government, could affect the banking industry as a whole, including the Corporation’s business and results of operations, in ways that are difficult to predict. In addition, the Corporation’s results of operations could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.

The CFPB may increase our regulatory compliance burden and could affect the consumer financial products and services that we offer.

The CFPB significantly influences consumer financial laws, regulation and policy through rulemaking related to enforcement of the Dodd-Frank Act’s prohibitions against unfair, deceptive and abusive consumer finance products or practices, which are directly affecting the business operations of financial institutions offering consumer financial products or services, including the Corporation.  This agency’s broad rulemaking authority includes identifying practices or acts that are unfair, deceptive or abusive in connection with any consumer financial transaction, financial product or service.  Although the CFPB has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the CFPB may also apply to the Corporation or its subsidiaries by virtue of the adoption of such policies and practices by the Federal Reserve and the FDIC.  Further, the CFPB may include its own examiners in regulatory examinations by the Corporation’s primary regulators. The total costs, limitations and restrictions related to the CFPB may produce significant, material effects on our business, financial condition and results of operations.

Our earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies.

The policies of the Federal Reserve affect us significantly. The Federal Reserve regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments we hold. Those policies determine to a significant extent our cost of funds for lending and investing. Changes in those policies are beyond our control and are difficult to predict. Federal Reserve policies can also affect our borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the Federal Reserve could reduce the demand for a borrower's products and services. This could adversely affect the borrower’s earnings and ability to repay a loan, which could have an adverse effect on our financial condition and results of operations.  Alternatively, an expansion of the  money supply could make it easier for a borrower to obtain a loan from another financial institution at a lower interest rate, resulting in a payoff of that borrower’s higher rate loan with us, and which could have an adverse effect on our financial condition and results of operations.

General Risk Factors

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

The Corporation’s dividends may not be sustained.

Although the Corporation has historically paid cash dividends to holders of its common stock, holders of common stock are not entitled to receive dividends.  Financial, regulatory or economic factors may cause the Corporation’s Board of Directors to consider, among other actions, the suspension or reduction of dividends paid on the Corporation’s common stock.  Furthermore, the Corporation is a bank holding company that conducts substantially all of its operations through its subsidiaries, including the Bank. As a result, the Corporation relies on dividends from the Bank for substantially all of its revenues. There are various regulatory restrictions on the ability of the Bank to pay dividends or make other payments to the Corporation, and the Corporation’s right to participate in a distribution of assets upon the Bank’s liquidation or reorganization is subject to the prior claims of the Bank’s creditors. If the Bank is unable to pay dividends to the Corporation, the Corporation may not be able to service its outstanding borrowings and other debt, pay its other obligations or pay a cash dividend to the holders of the Corporation’s common stock, and the Corporation’s business, financial condition and results of operations may be materially adversely affected.

ITEM 1B.UNRESOLVED STAFF COMMENTS

The Corporation has no unresolved comments from the SEC staff.

ITEM 2.PROPERTIES

The following describes the location and general character of the principal offices and other materially important physical properties of the Corporation.

The main office of C&F Bank is located in West Point, VA. The operations center of C&F Bank, which includes the offices of the community banking segment’s loan, deposit and administrative functions, is located in Toano, Virginia.  Additionally, the community banking segment operates 30 branch offices. The community banking segment also operates four regional commercial lending offices in Virginia, two of which are situated at bank branch locations.  Of the 32 locations used as bank branches or commercial lending offices, 26 are owned by the community banking segment, 5 are leased from nonaffiliates and one is located in a loan production office of the mortgage banking segment.

The mortgage banking segment’s main administrative office and a loan production office are located in Midlothian, Virginia, in a building owned by C&F Bank that also houses a branch of C&F Bank.  In addition, the mortgage banking segment has 20 loan production offices, of which 3 in Virginia are located in C&F Bank branches and 17 are leased from nonaffiliates, including: 12 in Virginia, 1 in Maryland, 2 in North Carolina, 1 in South Carolina and 1 in West Virginia.

The consumer finance segment’s headquarters and its loan and administrative functions and staff are located in Richmond, Virginia, in offices that are leased. The consumer finance segment expects to relocate its loan and administrative functions and staff into a building that it owns in Richmond, Virginia, upon completion of the building project in 2021.

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

Thomas F. Cherry (52) President and Chief Executive Officer

Chief Executive Officer of the Corporation and C&F Bank since 2019; President of the Corporation and C&F Bank since 2014; Director of the Corporation and C&F Bank since 2015; Secretary of the Corporation and C&F Bank from 2002 to 2018; Chief Financial Officer of the Corporation and C&F Bank from 2004 to 2016

Larry G. Dillon (68) Executive Chairman

Chairman of the Board of Directors of the Corporation and C&F Bank since 1989; Chief Executive Officer of the Corporation and C&F Bank from 1989 to 2018; President of the Corporation and C&F Bank from 1989 to 2014

Jason E. Long (41) Executive Vice President, Chief Financial Officer and Secretary

Executive Vice President and Chief Financial Officer of the Corporation and C&F Bank since 2020; Senior Vice President and Chief Financial Officer of the Corporation and C&F Bank from 2016 to 2020; Secretary of the Corporation and C&F Bank since 2019; First Vice President of C&F Bank from 2014 to 2016; Various positions, most recently Principal from April 2013 through September 2014, at the accounting firm of Yount, Hyde & Barbour, P.C. since 2002, focusing on the financial services industry

Bryan E. McKernon (64) President and Chief Executive Officer, C&F Mortgage	President and Chief Executive Officer of C&F Mortgage since 1995; Director of C&F Bank since 1998

S. Dustin Crone (52) President and Chief Executive Officer, C&F Finance	Chief Executive Officer of C&F Finance since 2020; President of C&F Finance since 2010

John A. Seaman, III (63) Executive Vice President and Chief Credit Officer, C&F Bank	Executive Vice President and Chief Credit Officer of C&F Bank since 2011

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is listed for trading on the NASDAQ Global Select Market of the NASDAQ Stock Market under the symbol “CFFI.” As of March 2, 2021, there were approximately 3,000 shareholders of our common stock. As of that date, the closing price of our common stock on the NASDAQ Global Select Stock Market was $42.66.

Payment of dividends is at the discretion of the Corporation’s Board of Directors and is subject to various federal and state regulatory limitations. For further information regarding payment of dividends refer to Item 1. “Business,” under the heading “Limits on Dividends.”  In making its decision on the payment of dividends on the Corporation’s common stock, the Corporation’s Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors authorized a program, effective November 17, 2020, to repurchase up to 365,000 shares of the Corporation’s common stock through November 30, 2021 (the Repurchase Program). Repurchases under the Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. As of December 31, 2020, the Corporation has made aggregate common stock repurchases of 7,459 shares for an aggregate cost of $275,000 under the Repurchase Program. The Corporation’s previous share repurchase program expired on May 31, 2020.

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended December 31, 2020.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
	Shares Purchased[1]	per Share	Programs	Programs
October 1, 2020 - October 31, 2020	228	$30.30	—	—
November 1, 2020 - November 30, 2020	—	$—	—	365,000
December 1, 2020 - December 31, 2020	11,817	$36.89	7,459	357,541
Total	12,045	$36.76	7,459
1	During the three months ended December 31, 2020, 4,586 shares were withheld upon the vesting of restricted shares granted to employees of the Corporation and its subsidiaries in order to satisfy tax withholding obligations.

ITEM 6.SELECTED FINANCIAL DATA

Five Year Financial Summary

(Dollars in thousands, except per share amounts)	2020	2019	2018	2017	2016
Financial Condition:
Total assets[1]	$2,086,310	$1,657,432	$1,521,411	$1,509,056	$1,451,992
Securities, available for sale	286,389	189,733	214,910	218,976	210,026
Loans held for sale	214,266	90,500	41,895	55,384	52,027
Loans (net of allowance for loan losses)	1,313,250	1,082,318	1,028,097	992,062	962,674
Total deposits	1,752,173	1,291,250	1,181,661	1,171,429	1,119,921
Total borrowings	76,169	161,170	159,691	167,860	164,567
Total equity	194,471	165,279	151,958	141,702	139,214
Results of Operations:
Interest income	$96,913	$95,010	$92,548	$89,593	$89,439
Interest expense	13,382	14,556	11,027	9,601	8,968
Net interest income	83,531	80,454	81,521	79,992	80,471
Provision for loan losses	11,080	8,515	11,006	16,435	18,040
Net interest income after provision for loan losses	72,451	71,939	70,515	63,557	62,431
Noninterest income	55,418	32,012	26,368	27,232	26,047
Noninterest expenses	98,650	80,019	74,342	72,823	70,560
Income before taxes	29,219	23,932	22,541	17,966	17,918
Income tax expense[2]	6,795	5,082	4,521	11,394	4,459
Net income[2]	$22,424	$18,850	$18,020	$6,572	$13,459
Share Data:
Earnings per share—basic[2]	$6.06	$5.47	$5.15	$1.89	$3.90
Earnings per share—assuming dilution[2]	6.06	5.47	5.15	1.88	3.89
Dividends per share	1.52	1.49	1.41	1.33	1.29
Weighted average number of shares—basic	3,648,696	3,450,745	3,501,221	3,486,510	3,454,282
Weighted average number of shares—assuming dilution	3,648,696	3,450,745	3,501,221	3,486,589	3,455,883
Significant Ratios:
Net interest margin	4.65%	5.52%	5.80%	5.99%	6.30%
Return on average assets[2]	1.14	1.20	1.19	0.45	0.96
Return on average equity[2]	12.54	12.02	12.40	4.58	9.90
Dividend payout ratio[2]	25.08	27.24	27.38	70.37	33.08
Average equity to average assets	9.10	10.02	9.63	9.82	9.65
Asset Quality:
Allowance for loan losses (ALL)
Community banking	$15,035	$10,482	$10,426	$10,775	$11,115
Mortgage banking	608	598	598	598	598
Consumer finance	23,513	21,793	22,999	24,353	25,353
Ratio of ALL to total loans
Community banking	1.46%	1.31%	1.37%	1.47%	1.61%
Mortgage banking	8.38	12.88	17.19	18.22	18.26
Consumer finance	7.53	6.96	7.77	8.34	8.33
Ratio of ALL to total loans, excluding purchased loans and Paycheck Protection Program loans
Community banking	1.74%	1.36%	1.37%	1.48%	1.63%
1	On January 1, 2019, the Corporation adopted Accounting Standards Update 2016-02, “Leases (Topic 842)” on a modified restrospective basis, which resulted in recognition of a lease liability of approximately $3.14 million and a corresponding right-of-use asset. Periods prior to January 1, 2019 have not been restated.
2	In connection with the reduction in the federal corporate income tax rate as a result of the enactment of the Tax Cuts and Jobs Act of 2017, the Corporation recognized a one-time remeasurement of its federal net deferred tax asset in 2017, which resulted in additional income tax expense and a decrease in net income of $6.6 million.

On January 1, 2020, the Corporation completed the acquisition of Peoples and its banking subsidiary, Peoples Community Bank for an aggregate purchase price of $22.19 million of cash and stock, which added total assets of $190.6 million.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion supplements and provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Corporation. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements.  In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future business, financial condition or results of operations. For a description of certain factors that may have a significant impact on our future business, financial condition or results of operations, see “Cautionary Statement Regarding Forward-Looking Statements” prior to Item 1. “Business.”

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

Financial Performance Measures

Consolidated net income for the Corporation was $22.4 million in 2020, or $6.06 per share assuming dilution, compared to $18.9 million in 2019, or $5.47 per share assuming dilution, and $18.0 million in 2018, or $5.15 per share assuming dilution.  The Corporation’s ROE and ROA were 12.54 percent and 1.14 percent, respectively, for 2020, compared to 12.02 percent and 1.20 percent, respectively, for 2019 and 12.40 percent and 1.19 percent, respectively, for 2018.

Consolidated net income for 2020 and 2019 were affected by certain items that management does not expect to have an ongoing impact on consolidated net income, including a gain upon sale of a pool of purchased credit impaired (PCI) loans in 2020, charges related to early repayment of borrowings in 2020, merger related expenses incurred in connection with the Corporation’s acquisition of Peoples Bankshares, Incorporated (Peoples) recorded in 2020 and 2019, impairment charges related to branch consolidation in 2020, and provisions of the CARES Act, which provided income tax benefits related to prior tax years.  Excluding the effects of these items, adjusted net income for 2020 was $22.4 million, or $6.06 per share, compared to $19.5 million, or $5.66 per share, for 2019 and $18.0 million, or $5.15 per share, for 2018.  Adjusted ROE and adjusted ROA were 12.54 percent and 1.14 percent, respectively, for 2020, compared to 12.44 percent and 1.25 percent, respectively, for 2019 and 12.40 percent and 1.19 percent, respectively, for 2018.  Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net income, adjusted earnings per share, adjusted ROE and adjusted ROA, which are non-GAAP financial measures, to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

Consolidated net income and earnings per share increased 19.0 percent and 10.8 percent, respectively, for 2020, compared to 2019.  Adjusted net income and adjusted earnings per share increased 15.0 percent and 7.1 percent, respectively, for 2020, compared to 2019.  The increase in adjusted earnings per share for 2020 compared to 2019 is due primarily to higher mortgage banking segment net income, partially offset by higher provision for loan losses at the community banking segment, and the issuance of 209,871 shares of common stock in connection with the acquisition of Peoples.

Impact of and Response to the COVID-19 Pandemic

The COVID-19 pandemic has caused a significant disruption in economic activity worldwide, and has had a significant impact on businesses and consumers in our market areas and on our results of operations, which the Corporation expects to continue.  Many businesses temporarily closed or reduced their availability at the beginning of the pandemic; and while many people have returned to work, the U.S. unemployment rate remained elevated at 6.7 percent in December 2020, after having reached 14.7 percent in April 2020.  Additional unemployment issues may be obscured given the government relief programs that have been made available during late 2020 and early 2021 to assist those in need.  There remains substantial uncertainty about critical factors that may affect the economy and employment, including the severity and duration of the pandemic; the availability and pace of vaccinations, the pace of economic recovery when the pandemic subsides, potential re-tightening of policies that had previously allowed businesses to open; any further government stimulus efforts, including the nature, timing and extent of such stimulus; and the timing of reopening of schools, many of which are currently being conducted virtually.

The COVID-19 pandemic presents significant risks and uncertainties to our businesses; however, at this time we cannot determine the ultimate impact of the pandemic on the results of operations of the Corporation.  The federal government and state and local governments have responded to this crisis with unprecedented relief efforts and economic stimulus.  We cannot predict the duration or severity of the pandemic, the extent of government intervention during and following the pandemic or the effects the pandemic will have on the Corporation.  We believe that as a result of the COVID-19 pandemic, our results of operations may be impacted by elevated loan losses, net interest margin compression and falling demand for loans.

Risks to Results of Operations

Elevated loan losses. The COVID-19 pandemic has had a significant impact on businesses and consumers in our market areas.  Many businesses temporarily or permanently closed or have faced declines in revenue since the beginning of the pandemic as consumers were instructed to stay at home.  Even as many businesses have reopened, restrictions remain, including limited gathering sizes.  This disruption has caused employers to lay off or reduce compensation of certain employees, and has caused some people not to receive steady incomes because they are not able to work due to illness or having to care for children or family members, resulting in many households facing reduced income.  Commercial and consumer borrowers affected by the pandemic may not be able to make timely payments on loans, which may lead to an increase in delinquencies or defaults and may ultimately result in increases in net charge-offs and provision for loan losses.  Furthermore, collateral values may decline as a result of decreased economic activity and increased uncertainty during the crisis, which may contribute to an increase in loan losses during and after the pandemic.

In 2020, the Corporation recorded additional provision for loan losses of approximately $8.0 million as a result of asset quality deterioration that is expected to arise as a result of the COVID-19 pandemic and related economic disruption.  Management continues to monitor changes in economic conditions and asset quality resulting from the COVID-19 pandemic.  If conditions deteriorate further, then additional provision for loan losses may be required in future periods.

Net interest margin compression.  Since December 31, 2019, the FOMC has reduced its benchmark interest rate target to near zero by announcing rate cuts of 50 basis points on March 3, 2020 and 100 basis points on March 15, 2020.  Treasury yields for all maturities are also lower since the outbreak of the COVID-19 pandemic.  Lower market interest rates have resulted in lower average yields on all classes of earning assets.  While average costs of deposits and borrowings have also decreased, and we expect the average cost of time deposits to continue to decrease due to the repricing of time deposits at maturity, those factors may not offset the effect on net interest margin of lower yields on earning assets.

Falling demand for loans. As businesses and consumers have been affected by the pandemic, new investment and consumer spending may decline, resulting in lower demand for loans.  Our recent performance and strategic planning have depended, in part, on growth in lending at the community banking segment, and we have invested in expanding our commercial lending team.  While loans outstanding at the community banking segment grew during 2020 (which included loans originated under the PPP), there can be no assurance that loan growth will continue during or after the pandemic.

Lower demand for loans in our markets as a result of the COVID-19 pandemic, combined with lower interest rates on new loans, may negatively impact interest income from loans.

Impairment of securities and goodwill.  A broad decrease in economic activity as a result of the COVID-19 pandemic is expected to affect tax revenues of states and political subdivisions, the pandemic has required increased health and safety expenditures by states and political subdivisions, and increased uncertainty has resulted in volatility in the market price of investments.  The Corporation holds securities issued by states and political subdivisions that may experience shortfalls in general revenues or an inability to repay obligations when due as a result of the crisis. Additionally, the Corporation holds debt securities of corporate issuers whose financial condition may be adversely impacted by the economic impacts of the COVID-19 pandemic.  There is a risk that these securities may become impaired, which would have a negative impact on the Corporation’s results of operations.  Additionally, depending on the severity and duration of the economic consequences of the COVID-19 pandemic, the Corporation’s goodwill allocated to the community banking segment may become impaired, which would have a negative impact on the Corporation’s results of operations.

2021 Outlook

Management’s overall outlook for 2021 is relatively positive given our diversified business strategy; however, we will be affected by many challenges in 2021, including the COVID-19 pandemic and limited availability and distribution of vaccines, cyber security and fraud prevention, the low interest rate environment and the impacts of the changing social and political landscapes. These uncertainties could potentially lead to a continued economic downturn, fraud losses, further margin compression, asset quality deterioration and regulatory actions. The following additional factors could influence our financial performance in 2021:

●	Community Banking: Growth in higher-yielding earning assets, specifically loans, will continue to be our primary focus at the Bank during 2021. Despite the issues faced during 2020, our growing lending team continued focus on commercial lending and our completion of the acquisition of Peoples contributed to growth in our loan portfolio during 2020. Growth in loans also included PPP loans, many of which may be repaid or forgiven by the SBA during 2021. While our asset quality remains strong, we do expect some deterioration in asset quality as a result of the COVID-19 pandemic. In 2021, we will continue to explore expansion opportunities and we will continue to add to our digital services platform by leveraging our treasury solutions team, branch network, and commercial relationship managers to communicate the benefits of our mobile business services to our existing and potential customers. We also intend to introduce contactless debit cards to customers during 2021, further enhancing our customers’ experience.

●	Mortgage Banking: C&F Mortgage generates significant noninterest income from the origination and sale of residential loan products into the secondary market. In 2020, a favorable interest rate environment and an extremely active housing market contributed to record loan production, subsequent gains on sales of loans and ancillary fee income at the mortgage banking segment. Revenue from mortgage lender services offered through C&F Mortgage’s Lender Solutions division also reached record levels due to new customers and higher loan production volume. Loan production and revenue in 2021 are highly uncertain and will depend on economic conditions and market factors beyond our control, including the COVID-19 pandemic, interest rates, housing inventory and loan demand. In addition, during 2021, C&F Mortgage anticipates it will continue to (1) compete to retain and attract qualified loan officers, (2) invest in technology to further enhance our fully digital application and document collection process and (3) grow our Lender Solutions division.

●	Consumer Finance: C&F Finance provides automobile financing through programs that are designed to serve customers in the non-prime sector and marine and RV financing for borrowers in the prime sector. As has been the case for the last several years, competition in the non-prime automobile loan business remains aggressive, resulting in lower interest rates and in many cases, less restrictive underwriting standards by several of our competitors. We expect organic loan growth to continue to be challenging in 2021. Credit quality has consistently improved since we strengthened our underwriting standards in 2016, and as a result we have experienced a sustained decline in annual charge offs as a percentage of average loans that continued in 2020. However, we do anticipate some deterioration in asset quality in 2021 as a result of the COVID-19 pandemic, and particularly the potential impacts of the pandemic on nonprime automobile borrowers. We continued to grow our marine and RV loan portfolio in 2020 and remain committed to only purchasing prime contracts in this segment, which should result in lower loan losses for these higher credit quality borrowers. During the second quarter of 2021, we plan to relocate our C&F Finance corporate headquarters to a new, larger facility in Richmond, Virginia.

Principal Business Segments

An overview of the financial results for each of the Corporation’s principal segments is presented below. A more detailed discussion is included in the section “Results of Operations.”

Community Banking:  The community banking segment reported net income of $5.4 million for the year ended December 31, 2020, compared to net income of $9.9 million for the year ended December 31, 2019. Previously, the community banking segment was referred to as the retail banking segment.  There have been no changes to the composition of the community banking segment.

The decrease in community banking segment net income for the year ended December 31, 2020 compared to the year ended December 31, 2019 was due primarily to (1) lower average yields on loans; (2) higher provision for loan losses resulting from the COVID-19 pandemic and related economic disruption; (3) higher operating expenses, including the effects of (a) assuming certain operating costs of Peoples, which was acquired by the Corporation on January 1, 2020, including costs that have been eliminated following the integration of its operations into the Bank’s, (b) opening two new financial centers in the third quarter of 2020 and (c) investing in technology infrastructure to support continued growth; (4) early debt repayment charges of $2.2 million incurred in connection with the payoff of borrowings of $44.5 million; (5) lower interest income on excess cash reserves; (6) higher merger related expenses in connection with the acquisition of Peoples; (7) higher interest expense on deposits as a result of higher average deposit balances; and (8) a $281,000 write-down of assets in connection with the consolidation of the Bank’s former main office in West Point, VA into a nearby branch office and the donation of the building to the Town of West Point; partially offset by (1) a gain of $3.5 million on the sale of a pool of PCI loans; (2) higher average loans outstanding, which contributed to higher interest income on loans; (3) higher interchange income; and (4) income tax benefits of $326,000 related to prior tax years of Peoples as a result of favorable net operating loss carryback treatment under the CARES Act.

Average loans increased $216.5 million, or 27.8 percent, for the year ended December 31, 2020, compared to the year ended December 31, 2019.  These increases included $99.1 million for the year ended December 31, 2020 of average balances of loans acquired in the acquisition of Peoples, and $59.7 million of average balances of loans originated under the PPP.  In addition to increases resulting from the acquisition of Peoples and the PPP, the increase in average loans outstanding for the year ended December 31, 2020 compared to the year ended December 31, 2019 resulted from growth in the commercial real estate and commercial business lending segments of the loan portfolio.  Average loan yields were lower for 2020 compared to 2019 due to repricing of variable rate loans and lower average yields on new lending, including PPP loans.  The recognition of interest income on PCI loans is based on management’s expectation of future payments of principal and interest, which is inherently uncertain. Earlier than expected repayments of certain PCI loans resulted in the recognition of additional interest income during 2020 and 2019. Interest income recognized on PCI loans was $3.0 million and $3.4 million for the years ended December 31, 2020 and 2019, respectively.

C&F Bank’s total nonperforming assets were $3.9 million at December 31, 2020, compared to $2.6 million at December 31, 2019. Nonperforming assets at December 31, 2020 included $3.0 million in nonaccrual loans, compared to $1.5 million at December 31, 2019 and included $907,000 in other real estate owned, compared to $1.1 million at December 31, 2019.  The increase in nonaccrual loans compared to December 31, 2019 is due primarily to the downgrading of one commercial relationship in the fourth quarter of 2020, partially offset by payoffs.  Nonaccrual loans were comprised primarily of one commercial relationship at December 31, 2020 and were comprised primarily of residential mortgages and equity lines at December 31, 2019.  The community banking segment recorded provision for loan losses of $4.6 million for the year ended December 31, 2020, compared to $360,000, for the year ended December 31, 2019.  During the year ended December 31, 2020, the allowance for loan losses increased primarily as a result of reserves based on qualitative adjustments related to the COVID-19 pandemic and due to loan growth.  As of December 31, 2020, compared to December

31, 2019, there have not been significant changes in the overall credit quality of the loan portfolio, although management believes the effects of PPP loans, payment deferrals and government stimulus may be delaying signs of credit deterioration. Management believes that the level of the allowance for loan losses is sufficient to absorb losses inherent in the portfolio.  However, if there is further deterioration in economic conditions, additional provision may be required in future periods.

Mortgage Banking: The mortgage banking segment reported net income of $10.7 million for the year ended December 31, 2020, compared to net income of $3.8 million for the year ended December 31, 2019.

The increase in net income of the mortgage banking segment for the year ended December 31, 2020 compared to the year ended December 31, 2019 was due primarily to higher gains on sales of loans and mortgage banking fee income, resulting from higher margins and record loan production, higher mortgage lender services income for providing mortgage origination functions to third parties, and higher net interest income due to higher balances of loans held for sale.  Partially offsetting these factors were higher expenses tied to loan production, including compensation expense, loan processing expense and data processing expense. Mortgage loan originations for the mortgage banking segment were $1.8 billion and $944.1 million for the years ended December 31, 2020 and 2019, respectively.  Loan production for the year ended December 31, 2020 was the highest reported by the mortgage banking segment for any calendar year in the Corporation’s history.  Lower interest rates on mortgage loans have contributed to an increase in volume in the broader mortgage industry in the year ended December 31, 2020 compared to the same period in the prior year.  Mortgage loan originations for the mortgage banking segment during the year ended December 31, 2020 for refinancings and home purchases were $917.5 million and $854.5 million, respectively, compared to $224.9 million and $719.2 million, respectively, during the year ended December 31, 2019.

Consumer Finance: The consumer finance segment reported net income of $7.6 million for the year ended December 31, 2020, compared to net income of $6.9 million for the year ended December 31, 2019.

The increase in net income of the consumer finance segment for the year ended December 31, 2020 compared to the year ended December 31, 2019 was due primarily to lower provision for loan losses as a result of lower net charge-offs and a decrease in interest expense due to lower average cost of borrowings, partially offset by lower interest income due to lower average yields on loans. The average yield on loans for the year ended December 31, 2020 was lower compared to the year ended December 31, 2019 due to continued competition in the non-prime automobile loan business, including the effect of a lower interest rate environment, and the consumer finance segment’s pursuing growth in higher quality, lower yielding loans, which include prime marine and recreational vehicle (RV) loans.

The net charge-off ratio for 2020 decreased to 1.54 percent from 3.05 percent for 2019. The decline reflects a lower number of charge-offs during 2020, due to improvement in loan performance, and lower losses per loan charged off as a result of a strong used car market.  Improvement in loan performance has resulted from C&F Finance Company continuing to purchase higher quality loans as well as borrowers benefitting from the government’s stimulus measures in response to the COVID-19 pandemic during 2020.  C&F Finance Company offers payment deferrals at times to non-prime automobile borrowers as a management technique to achieve higher ultimate cash collections.  C&F Finance Company offered a higher number of payment deferrals during the first and second quarters of 2020 to borrowers impacted by the COVID-19 pandemic, and as of December 31, 2020, most borrowers who received a deferral had resumed making payments and were current.  The average amount deferred on a monthly basis during the fourth quarter of 2020 and the year ended December 31, 2020 was 1.56 percent and 2.93 percent of non-prime automobile loans outstanding, compared to 1.87 percent and 1.90 percent during the same periods in 2019.  At December 31, 2020, total delinquent loans, which does not include loans that have been granted a payment deferral, as a percentage of total loans was 3.08 percent, compared to 2.48 percent at September 30, 2020 and 4.17 percent at December 31, 2019. The allowance for loan losses was $23.5 million, or 7.53 percent of total loans at December 31, 2020, compared to $21.8 million, or 6.96 percent of total loans at December 31, 2019. The increase in the level of the allowance for loan losses as a percentage of total loans is a result of reserves based on qualitative adjustments to reflect losses that management believes are probable as a result of the economic impacts of the COVID-19 pandemic.  Management believes that the level of the allowance for loan losses is sufficient to absorb losses inherent in the portfolio.  However, if there is further deterioration in economic conditions, additional provision may be required in future periods.

Other: The remaining components included in the consolidated results of operations of the Corporation are comprised primarily of net losses associated with holding company expenses of the Corporation, partially offset by the net income of C&F Wealth Management.  These components reported aggregate net losses of $1.4 million and $1.7 million for the years ended December 31, 2020 and 2019, respectively.  The lower net loss during 2020, compared to 2019, was primarily due to higher net wealth management services income and lower merger related expenses recorded at the holding company during 2020.

Acquisition of Peoples Bankshares, Incorporated: On January 1, 2020, the Corporation completed the acquisition of Peoples and its banking subsidiary, Peoples Community Bank for an aggregate purchase price of $22.2 million of cash and stock.  For the year ended December 31, 2020, the Corporation recorded merger related expenses of $1.4 million ($1.1 million after income taxes), of which $1.3 million (1.0 million after income taxes) was allocated to the community banking segment and $100,000 ($100,000 after income taxes) was recorded as a holding company expense.  For the year ended December 31, 2019, the Corporation recorded merger related expenses of $709,000 ($653,000 after income taxes), of which $236,000 ($196,000 after income taxes) was allocated to the community banking segment and the remainder was recorded as a holding company expense.  In the aggregate, in connection with the acquisition of Peoples, the Corporation recorded merger related expenses of $2.1 million ($1.8 million after income taxes).

Capital Management and Dividends

Total equity was $194.5 million at December 31, 2020, compared to $165.3 million at December 31, 2019.  Capital growth resulted primarily from earnings for the year ended December 31, 2020 and the issuance of $11.6 million of common equity in connection with the acquisition of Peoples on January 1, 2020, which was partially offset by cash dividends during 2020.  On September 29, 2020, the Corporation completed the issuance of $20.0 million in aggregate principal amount of subordinated notes due in 2030, which are included in Tier 2 capital of the Corporation for regulatory purposes.  The subordinated notes will initially bear interest at a fixed rate of 4.875% for five years and at the three month SOFR plus 475.5 basis points thereafter.  The Corporation assumed $4.0 million in outstanding principal of subordinated notes in connection with the acquisition of Peoples, which are also included in Tier 2 capital of the Corporation for regulatory purposes.

The Corporation’s Board of Directors continued its historical practice of paying dividends in 2020. For the year ended December 31, 2020, the Corporation declared dividends of $1.52 per share. Annual dividends per share increased 2.0 percent over dividends of $1.49 per share declared in 2019.  The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital levels and requirements and expected future earnings. In making its decision on the payment of dividends on the Corporation’s common stock, the Corporation’s Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.

On November 17, 2020, the Board of Directors of the Corporation authorized a program, effective November 17, 2020, to repurchase up to 365,000 shares of the Corporation’s common stock (the Repurchase Program) through November 30, 2021.  Repurchases under the program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The Corporation’s previous share repurchase program expired on May 31, 2020 and the Corporation had made aggregate common stock repurchases of $2.1 million under the previous repurchase program.  As of December 31, 2020, the Corporation has made aggregate common stock repurchases of 7,459 shares for an aggregate cost of $275,000 under the Repurchase Program.  At December 31, 2020, the book value per share of the Corporation’s common stock was $52.80, and tangible book value per share was $45.32, compared to $48.07 and $43.61, respectively, at December 31, 2019.

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

Loans Acquired in a Business Combination: Acquired loans are classified as either  (i) PCI loans or (ii) purchased performing loans and are recorded at fair value on the date of acquisition.

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

In the fourth quarter of 2020, the Corporation elected to bypass the qualitative assessment and performed a test of goodwill for impairment at the community banking segment and the consumer finance segment by measuring the fair value of each reporting unit at the testing date and comparing to their respective carrying values. Management concluded that no impairment existed as of December 31, 2020 and that the fair value of the consumer finance segment substantially exceeded its carrying value.  The fair value of the community banking segment exceeded its carrying value by $8.8 million or approximately 6 percent. Management measured the fair value of the community banking segment  based on correlated indications of value using an income approach (discounted cash flows) and market approach (capitalized forward earnings, capitalized tangible book value and observed transaction multiples of tangible book value). The measurement of fair value was dependent upon management’s expectation of future earnings of the community banking segment, which have been impacted by the COVID-19 pandemic and related economic disruption, as well as management’s understanding and expectations regarding pricing of bank mergers and acquisitions during and after the pandemic.  The impacts on the earnings of the community banking segment of the pandemic include recognition of higher provisions for loan losses and a decrease in net interest margin. Management’s estimate of the fair value of the community banking segment may be negatively impacted if adverse effects of the pandemic on loan losses and net interest margin are greater than management expects them to be in future periods.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for each of the years ended December 31,

2020, 2019 and 2018. Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Accretion and amortization of fair value purchase adjustments related to business combinations are included in the computation of yields on loans and investments and on the costs of deposits and borrowings. The accretion contributed approximately 34 basis points and 23 basis points to the yields on community banking segment loans and total loans, respectively, and 18 basis points to both the yield on interest earning assets and net interest margin for the year ended December 31, 2020, compared to approximately 44 basis points and 29 basis points to the yields on community banking segment loans and total loans, respectively, and 23 basis points to both the yield on interest earning assets and net interest margin for the year ended December 31, 2019, and approximately 41 basis points and 28 basis points to the yields on community banking segment loans and total loans, respectively, and 21 basis points to both the yield on interest earning assets and the net interest margin for the year ended December 31, 2018.  Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented.

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	2020			2019			2018
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$160,974	$3,224	2.00%	$131,778	$3,202	2.43%	$138,053	$3,197	2.32%
Tax-exempt	81,154	2,511	3.09	71,531	2,671	3.73	86,436	3,451	3.99
Total securities	242,128	5,735	2.37	203,309	5,873	2.89	224,489	6,648	2.96
Loans:
Community banking segment	995,726	47,251	4.75	779,207	43,472	5.58	734,661	39,747	5.41
Mortgage banking segment	171,017	4,954	2.90	68,297	2,699	3.95	43,946	2,018	4.59
Consumer finance segment	307,991	38,949	12.65	307,141	41,390	13.48	296,227	42,789	14.44
Total loans	1,474,734	91,154	6.18	1,154,645	87,561	7.58	1,074,834	84,554	7.87
Interest-bearing deposits in other banks	92,973	713	0.77	110,638	2,179	1.97	118,176	2,097	1.77
Total earning assets	1,809,835	97,602	5.39	1,468,592	95,613	6.51	1,417,499	93,299	6.58
Allowance for loan losses	(35,983)			(33,733)			(35,409)
Total non-earning assets	192,447			130,569			126,814
Total assets	$1,966,299			$1,565,428			$1,508,904

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$260,478	551	0.21	$218,394	1,168	0.53	$221,750	799	0.36
Money market deposit accounts	260,342	952	0.37	199,840	1,020	0.51	215,662	699	0.32
Savings accounts	163,763	111	0.07	120,644	110	0.09	116,896	103	0.09
Certificates of deposit, $100 or more	266,236	4,692	1.76	207,931	3,876	1.86	172,616	2,206	1.28
Other certificates of deposit	224,065	3,328	1.49	184,613	2,920	1.58	177,279	1,879	1.06
Total interest-bearing deposits	1,174,884	9,634	0.82	931,422	9,094	0.98	904,203	5,686	0.63
Borrowings	129,358	3,748	2.90	160,327	5,462	3.41	165,290	5,341	3.23
Total interest-bearing liabilities	1,304,242	13,382	1.03	1,091,749	14,556	1.33	1,069,493	11,027	1.03
Noninterest-bearing demand deposits	431,789			283,505			266,415
Other liabilities	51,406			33,364			27,678
Total liabilities	1,787,437			1,408,618			1,363,586
Equity	178,862			156,810			145,318
Total liabilities and equity	$1,966,299			$1,565,428			$1,508,904
Net interest income		$84,220			$81,057			$82,272
Interest rate spread			4.36%			5.18%			5.55%
Interest expense to average earning assets			0.74%			0.99%			0.78%
Net interest margin			4.65%			5.52%			5.80%

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

TABLE 2: Rate-Volume Recap

	2020 from 2019			2019 from 2018
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest income:
Loans:
Community banking segment	$(7,107)	$10,886	$3,779	$1,272	$2,453	$3,725
Mortgage banking segment	(880)	3,135	2,255	(312)	993	681
Consumer finance segment	(2,556)	115	(2,441)	(2,928)	1,529	(1,399)
Securities:
Taxable	(620)	642	22	151	(146)	5
Tax-exempt	(492)	332	(160)	(214)	(566)	(780)
Interest-bearing deposits in other banks	(1,162)	(304)	(1,466)	223	(141)	82
Total interest income	(12,817)	14,806	1,989	(1,808)	4,122	2,314
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	(806)	189	(617)	381	(12)	369
Money market deposit accounts	(326)	258	(68)	376	(55)	321
Savings accounts	(29)	30	1	—	7	7
Certificates of deposit, $100 or more	(218)	1,034	816	1,150	520	1,670
Other certificates of deposit	(176)	584	408	960	81	1,041
Total interest-bearing deposits	(1,555)	2,095	540	2,867	541	3,408
Borrowings	(748)	(966)	(1,714)	287	(166)	121
Total interest expense	(2,303)	1,129	(1,174)	3,154	375	3,529
Change in net interest income	$(10,514)	$13,677	$3,163	$(4,962)	$3,747	$(1,215)

Net interest income, on a taxable-equivalent basis, for 2020 increased to $84.2 million, compared to $81.1 million for 2019, primarily as a result of the growth in average earning assets, partially offset by lower net interest margin. Average earning assets grew $341.2 million, or 23.2 percent, in 2020 compared to 2019, and net interest margin decreased 87 basis points to 4.65 percent in 2020, compared to 5.52 percent in 2019. The net interest margin decline for 2020 as compared to 2019 was due primarily to lower average yields on loans and other earning assets, partially offset by (1) using lower-yielding excess cash to fund growth in loans and securities and repay borrowings and (2) growth in low cost deposits, including noninterest-bearing demand deposits.  The yield on interest-earning assets and cost of interest-bearing liabilities decreased by 112 basis points and 30 basis points, respectively, for 2020, compared to 2019.  Average earning assets grew by $341.2 million for 2020, compared to 2019, primarily due to growth in loans (including PPP loans) and securities funded by deposit growth as well as the acquisition of Peoples on January 1, 2020.

Average loans, which includes both loans held for investment and loans held for sale, increased $320.1 million to $1.5 billion for the year ended December 31, 2020, compared to 2019. Average loans held for investment at the community banking segment increased $216.5 million, or 27.8 percent, for 2020, compared to 2019.  This increase included during 2020 $99.1 million of average balances of loans acquired in the acquisition of Peoples, and $59.7 million of average balances of loans originated under the PPP. The remaining increase in average loans outstanding at the community banking segment for 2020 compared to 2019 was due primarily to growth in the commercial real estate and commercial business lending segments of the loan portfolio. Average loans held for investment at the consumer finance segment increased $850,000, or 0.2 percent, for 2020, compared to 2019 as average marine and RV loans increased due to the continued expansion of the consumer finance segment’s purchases of those loan contracts, which was partially offset by a decrease in average automobile loans due to continuing competition for loan contracts.  Average loans held at the mortgage banking segment, which consist primarily of loans held for sale, increased $102.7 million, or 150.4 percent, for 2020, compared to 2019, as a result of higher loan production and a longer average holding period between origination and the time that loans were sold in the secondary market, which were due in part to higher mortgage industry volume during a time of historically low interest rates.

The overall yield on loans decreased 140 basis points to 6.18 percent for 2020, compared to 2019, due to changes in the composition of the loan portfolio and lower average yields at each operating segment. The community banking segment average loan yield decreased 83 basis points to 4.75 percent for 2020, compared to 2019, due primarily to lower market interest rates and lower interest income on PCI loans.  The average loan yield for the community banking segment includes, with respect to PPP loans, interest at a note rate of one percent as well as net deferred fees that were amortized based on the contractual maturity of the related loan or accelerated into interest income upon repayment of the loan.  Net PPP loan fees recognized in 2020 were $1.6 million, and there were unrecognized net deferred PPP fees at December 31, 2020 of $2.2 million, which are expected to be recognized primarily in 2021. The consumer finance segment average loan yield decreased 83 basis points to 12.65 percent for 2020, compared to 2019, due to continued competition in the non-prime automobile loan business, including the effect of a lower interest rate environment, and the consumer finance segment continuing to pursue growth in higher quality, lower yielding loans, which includes prime marine and RV loans. The mortgage banking segment average loan yield decreased 105 basis points to 2.90 percent due to lower market interest rates for mortgage loans.

Average securities available for sale increased $38.8 million for 2020, compared to 2019, due primarily to higher purchases of securities and the acquisition of Peoples.  The average yield on the securities portfolio on a taxable-equivalent basis decreased 52 basis points for 2020, compared to 2019, due to purchases of securities in 2020 at lower average yields relative to the average yield of the portfolio as a whole and increased calls of securities that were issued during periods of higher market interest rates.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the Federal Reserve Bank, decreased $17.7 million during 2020, compared to 2019, as the Corporation utilized excess cash to fund growth in loans and securities and repay borrowings. The average yield on these overnight funds decreased 120 basis points for 2020, compared to 2019, due to lower average rates on excess cash reserves, partially offset by an increase in purchased time deposits, which had higher yields during 2020.  The Federal Reserve Bank decreased the interest rate on excess cash reserve balances from 1.55 percent at the end of 2019 to 0.10 percent by the end of 2020 in response to the COVID-19 pandemic.

Average money market, savings and interest-bearing demand deposits increased $145.7 million for 2020, compared to 2019, and average time deposits increased $97.8 million for 2020, compared to 2019. The increase in average money market, savings and interest bearing-demand deposits included $58.7 million for 2020, and the increase in average time deposits included $76.8 million for 2020 related to the acquisition of Peoples. Average noninterest-bearing demand deposits increased $148.3 million for 2020, compared to 2019, including $42.9 million related to the acquisition of Peoples.  Higher average deposit balances are due primarily to deposit growth during 2020 and the acquisition of Peoples.  Deposit growth was also impacted by the effect of PPP loans and direct government payments received by depositors. The average cost of interest-bearing deposits decreased 16 basis points for 2020, compared to 2019, due primarily to lower rates on money market, savings and interest-bearing demand deposits, which take effect immediately upon a change in offered rates. Offered rates on time deposits were also lower during 2020, compared to 2019. Changes in the average cost of time deposits lag changes in pricing based on the repricing of time deposits at maturity.

Average borrowings decreased $31.0 million for 2020, compared to 2019, due primarily to the repayment of long-term borrowings in 2020, partially offset by the issuance of $20.0 million of subordinated notes by the Corporation, subordinated notes that were assumed during the acquisition of Peoples and new finance leases.  Repayment of long-term borrowings included paying off a revolving bank line of credit balance of $75.0 million and paying off aggregate convertible FHLB advances of $44.5 million using excess cash. The average cost of borrowings decreased 51 basis points during 2020 compared to 2019, due primarily to the payoff of the revolving bank line of credit and lower short-term interest rates. Aggregate repayments in December 2020 of convertible FHLB advances of $37.0 million are expected to result in annualized interest cost savings of $783,000, and such savings are expected to benefit net interest margin in 2021, compared to 2020.

The Corporation believes that its net interest margin may be affected in future periods by several factors that are difficult to predict, including: (1) changes in interest rates, which may depend on the severity of adverse economic conditions, the timing and extent of any economic recovery, and the extent of government stimulus measures, which are inherently uncertain, (2) possible changes in the composition of earning assets which may result from decreased loan demand as a result of the current economic environment (3) accretion of purchase discounts on loans related to acquisitions, which is included in yields on loans and may fluctuate based on the timing of repayment, (4) the repricing of higher-rate time deposits and borrowings as they mature to lower rates, which may occur at a slower rate than the repricing of interest earning assets and (5) the recognition of net deferred fees on PPP loans, which is subject to the timing of repayment or forgiveness.

Discussion of net interest income for the year ended December 31, 2018 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Net Interest Income” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 3, 2020.

NONINTEREST INCOME

TABLE 3: Noninterest Income

	Year Ended December 31, 2020
	Community	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$3,489	$25,792	$—	$(57)	$29,224
Mortgage banking fee income	—	7,743	—	(30)	7,713
Interchange income	4,768	—	—	—	4,768
Service charges on deposit accounts	3,357	—	—	—	3,357
Wealth management services income, net	1	—	—	2,617	2,618
Mortgage lender services income	—	2,176	—	—	2,176
Other service charges and fees	1,549	—	2	—	1,551
Net gains on sales, maturities and calls of available for sale securities	38	—	—	—	38
Other income (loss), net	1,130	66	490	2,287	3,973
Total noninterest income	$14,332	$35,777	$492	$4,817	$55,418

	Year Ended December 31, 2019
	Community	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$10,603	$—	$—	$10,603
Mortgage banking fee income	—	4,700	—	—	4,700
Interchange income	4,203	—	—	—	4,203
Service charges on deposit accounts	3,923	—	—	—	3,923
Wealth management services income, net	—	—	—	2,029	2,029
Mortgage lender services income	—	390	—	—	390
Other service charges and fees	1,492	—	4	—	1,496
Net gains on sales, maturities and calls of available for sale securities	10	—	—	—	10
Other income (loss), net	1,764	13	561	2,320	4,658
Total noninterest income	$11,392	$15,706	$565	$4,349	$32,012

	Year Ended December 31, 2018
	Community	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Gains on sales of loans	$—	$7,841	$—	$—	$7,841
Mortgage banking fee income	—	3,686	—	—	3,686
Interchange income	3,882	—	—	—	3,882
Service charges on deposit accounts	4,213	—	—	—	4,213
Wealth management services income, net	—	—	—	1,860	1,860
Mortgage lender services income	—	329	—	—	329
Other service charges and fees	1,379	—	7	—	1,386
Net gains on calls of available for sale securities	10	—	—	—	10
Other income (loss), net	1,545	—	731	885	3,161
Total noninterest income	$11,029	$11,856	$738	$2,745	$26,368

Total noninterest income increased $23.4 million, or 73.1 percent, for the year ended December 31, 2020, compared to the year ended December 31, 2019.  The increase in noninterest income was due primarily to (1) an increase in gains on sales of loans and mortgage banking fee income, which consists of fees related to loan originations, at the mortgage banking segment as a result of higher margins and record loan production, (2) an increase in gains on sales of loans at the community banking segment related to the sale of a pool of PCI loans in 2020, (3) an increase in mortgage lender services income at the mortgage banking segment for providing mortgage origination functions to third parties, as a result of the Lender Solutions division of C&F Mortgage adding new customers and higher mortgage industry volume, (4) an increase in wealth management services income, and (5) an increase in debit card interchange income at the community banking segment. These increases were partially offset by decreased service charges on deposit accounts at the community banking segment resulting from fewer overdraft fees charged and asset write-downs at the community banking segment of $579,000 in 2020.  Asset write-downs, included in “Other income (loss), net,” at the community banking segment included $298,000 of merger related costs recognized in connection with disposition of assets acquired from Peoples and $281,000 related to branch consolidation.

Discussion of noninterest income for the year ended December 31, 2018 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Noninterest Income” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 3, 2020.

NONINTEREST EXPENSE

TABLE 4: Noninterest Expense

	Year Ended December 31, 2020
	Community	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$30,774	$13,908	$8,716	$4,270	$57,668
Occupancy expense	6,329	1,607	646	57	8,639
Early debt repayment charges	2,197	—	—	—	2,197
Other expenses:
Data processing	7,791	1,828	1,220	77	10,916
Professional fees	1,775	465	546	260	3,046
Mortgage banking loan processing expenses	—	3,235	—	—	3,235
Other expenses	6,827	2,971	2,700	451	12,949
Total other expenses	16,393	8,499	4,466	788	30,146
Total noninterest expense	$55,693	$24,014	$13,828	$5,115	$98,650

	Year Ended December 31, 2019
	Community	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$28,231	$5,965	$8,668	$4,337	$47,201
Occupancy expense	5,739	1,415	685	73	7,912
Other expenses:
Data processing	6,694	885	1,303	76	8,958
Professional fees	1,904	175	583	603	3,265
Mortgage banking loan processing expenses	—	1,666	—	—	1,666
Other expenses	5,996	1,572	2,963	486	11,017
Total other expenses	14,594	4,298	4,849	1,165	24,906
Total noninterest expense	$48,564	$11,678	$14,202	$5,575	$80,019

	Year Ended December 31, 2018
	Community	Mortgage	Consumer	Other and
(Dollars in thousands)	Banking	Banking	Finance	Eliminations	Total
Salaries and employee benefits	$26,632	$5,298	$8,542	$1,531	$42,003
Occupancy expense	5,483	1,391	782	63	7,719
Other expenses:
Data processing	6,097	643	1,263	38	8,041
Professional fees	2,138	122	643	141	3,044
Mortgage banking loan processing expenses	—	1,444	—	—	1,444
Other expenses	6,165	1,472	2,826	1,628	12,091
Total other expenses	14,400	3,681	4,732	1,807	24,620
Total noninterest expense	$46,515	$10,370	$14,056	$3,401	$74,342

Total noninterest expense increased $18.6 million, or 23.3 percent, for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase in noninterest expenses was due primarily to (1) higher mortgage loan production volume at the mortgage banking segment, resulting in higher expenses related to production volume, included in salaries and employee benefits, data processing and mortgage banking loan processing expenses (2) higher operating expenses at the community banking segment, including the effects of (a) assuming certain salaries and employee benefits expense and data processing expense of Peoples, including some costs that have since been eliminated following the integration of its operations into the Bank’s, (b) occupancy expense related to opening two new financial centers in 2020 and (c) investing in technology infrastructure to support continued growth, (3) early debt repayment charges incurred in connection with the aggregate payoff of $44.5 million of convertible FHLB advances in 2020, (4) provision for indemnifications at the mortgage banking segment, included in “Other expenses,” of $881,000 for 2020 compared to no provision for indemnifications in 2019, (5) higher merger related expenses in connection with the acquisition of Peoples, and (6) higher expense associated with the FDIC insurance assessment at the community banking segment, included in “Other expenses,” as credits available to banks with less than $10 billion in consolidated assets were used to offset assessment expense for portions of 2019 and 2020 and were fully utilized by the end of the first quarter of 2020.

Merger related expenses for the year ended December 31, 2020 included $1.3 million at the community banking segment, of which $501,000 was data processing expense, $236,000 was professional fees expense, $119,000 was salaries and employee benefits expense, $81,000 was occupancy expense, and $61,000 was included in all other noninterest expenses, while $298,000 was a loss on disposition of assets and was recorded in noninterest income.  Merger related expenses for the year ended December 31, 2020 also included $100,000 of professional fees expense recorded as a holding company expense and shown in the “Other and Eliminations” column in the tables above.  Merger related expenses for the year ended December 31, 2019 included $236,000 at the community banking segment, of which $173,000 was professional fees expense, $50,000 was data processing expense and $13,000 was included in all other noninterest expenses, and $473,000 at the Corporation, of which $441,000 was professional fees expense and $32,000 was included in all other noninterest expenses.

As of December 31, 2020, the community banking segment has realized substantially all of the cost savings associated with the integration of Peoples.  Additionally, C&F Bank expects to realize annualized cost savings of approximately $220,000 in connection with the consolidation of its main office in West Point, VA by the end of the second quarter of 2021.

Discussion of noninterest expense for the year ended December 31, 2018 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Noninterest Expense” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 3, 2020.

INCOME TAXES

Income tax expense on 2020 earnings was $6.8 million, resulting in an effective tax rate of 23.3 percent, compared with $5.1 million, or 21.2 percent, in 2019 and $4.5 million, or 20.1 percent, in 2018.  The higher effective income tax rate for 2020 compared to 2019 resulted primarily from higher state income taxes, as a greater share of income before taxes was earned at the mortgage banking segment, which is subject to state income tax, and a limitation on the deductibility of certain executive compensation, partially offset by income tax benefits of $326,000 in 2020 arising from a change in income tax law included in the provisions of the CARES Act, which provided income tax benefits in the current year related to prior tax years of Peoples.

Discussion of income taxes for the year ended December 31, 2018 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Income Taxes” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 3, 2020.

ASSET QUALITY

Allowance and Provision for Loan Losses

Allowance for Loan Losses Methodology – Community Banking and Mortgage Banking. We conduct an analysis of the collectibility of the loan portfolio on a regular basis. This analysis does not apply to PCI loans, loans carried at fair value, loans held for sale or off-balance sheet credit exposure (e.g., unfunded loan commitments and standby letters of credit). We use this analysis to assess the sufficiency of the allowance for loan losses and to determine the necessary provision for loan losses.

The analysis, at a minimum, considers the following factors:

●	Changes in lending policies and procedures, including underwriting, collection, charge-off and recovery;
●	Changes in international, national, regional and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;
●	Changes in the nature and volume of the portfolio and in the terms of loans;
●	Changes in the experience, ability and depth of lending management and other relevant staff;
●	Changes in the volume and severity of past due loans, the volume of nonaccrual loans and the volume and severity of adversely classified or graded loans;
●	Changes in the quality of our loan review system;
●	Changes in the value of the underlying collateral for collateral-dependent loans;
●	The existence and effect of any concentrations of credit and changes in the level of such concentrations;
●	The effect of other external factors, such as competition;
●	Historical trends of actual loan losses based on volume and types of loans; and
●	Significant one-time transactions affecting the allowance for loan losses.

In conjunction with the factors described above, we consider the following risk elements that are inherent in the loan portfolio as part of the analysis:

●	Real estate residential mortgage loans carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

●	Real estate construction loans carry risks that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral may, at any point in time, be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure unrelated to the project.

●	Commercial, financial and agricultural loans carry risks associated with the successful operation of a business or a real estate project, in addition to other risks associated with the ownership of real estate, because the repayment of these loans may be dependent upon the profitability and cash flows of the business or project. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much precision.

●	Equity lines of credit carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

●	Consumer loans carry risks associated with the continued credit-worthiness of the borrower and the value of the collateral (e.g., rapidly-depreciating assets such as automobiles), or lack thereof. Consumer loans are more likely than real estate loans to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy.

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

The remaining non-impaired loans are grouped by loan type (e.g., commercial real estate, commercial, residential mortgage, consumer). We assign each loan type an allowance factor based on the historical loss rate for that type of loan and an evaluation of the qualitative factors mentioned above to determine a general allowance. We assign classified loans (i.e., special mention, substandard, doubtful, loss) a higher allowance factor than non-classified loans within a particular loan type based on our concerns regarding collectibility. Our allowance factors increase with the severity of classification. Allowance factors used for unclassified loans are based on our analysis of charge-off history for relevant periods of time which can vary depending on economic conditions, and our judgment based on the overall analysis of the lending environment including the general economic conditions.  Our analysis of charge-off history also considers economic cycles and the trends during those cycles.  We may occasionally determine that certain groups of loans require no allowance for losses based on characteristics of those loans as a group, such as purchased loans that are initially recorded at fair value or loans that are guaranteed by U.S. government agencies.  Purchased loans other than PCI loans are evaluated in the manner described above, and an allowance is recorded to the extent that the recorded investment in such loans exceeds their outstanding principal net of the required allowance for loan losses. PPP loans require no allowance based on the explicit guarantee of the SBA.  The allowance for loan losses is the aggregate of specific allowances and the general allowance for each portfolio type.

As discussed above we segregate loans meeting the criteria for special mention, substandard, doubtful and loss from non-classified, or pass rated, loans. We review the characteristics of each rating at least annually, generally during the first quarter. The characteristics of these loan ratings are as follows:

●	Pass rated loans are to persons or business entities with an acceptable financial condition, appropriate collateral margins, appropriate cash flow to service the existing loan, and an appropriate leverage ratio. The borrower has paid all obligations as agreed and it is expected that this type of payment history will continue. When necessary, acceptable personal guarantors support the loan.

●	Special mention loans have a specific, identified weakness in the borrower’s operations and in the borrower’s ability to generate positive cash flow on a sustained basis. The borrower’s recent payment history may be characterized by late payments. The Corporation’s risk exposure is mitigated by collateral supporting the loan. The collateral is considered to be well-margined, well maintained, accessible and readily marketable.

●	Substandard loans are considered to have specific and well-defined weaknesses that jeopardize the viability of the Corporation’s credit extension. The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantor(s) to pay the loan may not adequately protect the Corporation. There is a distinct possibility that the Corporation will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet the Corporation’s definition of impaired unless the loan is significantly past due and the borrower’s performance and financial condition provide evidence that it is probable that the Corporation will be unable to collect all amounts due.

●	Substandard nonaccrual loans have the same characteristics as substandard loans; however, they have a nonaccrual classification because it is probable that the Corporation will not be able to collect all amounts due.

●	Doubtful rated loans have all the weaknesses inherent in a loan that is classified substandard but with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high.

●	Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

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

●	Changes in lending policies and procedures, including underwriting, collection, charge-off and recovery;
●	Changes in international, national, regional and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;
●	Changes in the volume and severity of past due loans;
●	Changes in the value of the underlying collateral;
●	The existence and effect of any concentrations of credit and changes in the level of such concentrations;
●	The effect of other external factors, such as competition;
●	An overall analysis of the lending environment;
●	Historical trends of actual loan losses based on volume and types of loans; and
●	Significant one-time transactions affecting the allowance for loan losses.

Loans are grouped by loan type (e.g., non-prime automobile loans and prime marine and RV loans). We assign each loan type an allowance factor based on the historical loss rate for that type of loan and an evaluation of the qualitative factors mentioned above to determine a general allowance. Loans are further segregated between performing and nonperforming loans.  Performing loans are those that have made timely payments in accordance with the terms of the loan agreement and that are not past due 90 days or more.  Nonperforming loans are those that do not accrue interest and are greater than 90 days past due.

In accordance with its policies and guidelines and consistent with industry practices, C&F Finance, at times, offers payment deferrals to non-prime automobile borrowers, whereby the borrower is allowed to move up to two payments within a twelve-month rolling period to the end of the loan. A fee will be collected for extensions only in states that permit it. An account for which all delinquent payments are deferred is classified as current at the time the deferment is granted and therefore is not included as a delinquent account. Thereafter, such an account is aged based on the timely payment of future installments in the same manner as any other account. We evaluate the results of this deferment strategy based upon the amount of cash installments that are collected on accounts after they have been deferred versus the extent to which the collateral underlying the deferred accounts has depreciated over the same period of time. Based on this evaluation, we believe that payment deferrals granted according to our policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections. Payment deferrals may affect the ultimate timing of when an account is charged off. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio and therefore increase the allowance for loan losses and related provision for loan losses. The average amounts deferred on a monthly basis, as a percentage of average non-prime automobile loans outstanding, during the fourth quarter of 2020 and the year ended December 31, 2020  was 1.56 percent and 2.93 percent, respectively, compared to 1.87 percent and 1.90 percent in the fourth quarter of 2019 and the year ended December 31, 2019, respectively, and 2.53 percent and 2.30 percent in the fourth quarter of 2018 and the year ended December 31, 2018, respectively.  Payment deferrals increased for 2020 as the COVID-19 pandemic affected the ability of some borrowers to make timely payments.

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following table presents the Corporation’s loan loss experience for the periods indicated:

TABLE 5: Allowance for Loan Losses

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Balance, beginning of period	$32,873	$34,023	$35,726	$37,066	$35,569
Provision for loan losses:
Community Banking	4,600	360	100	200	—
Mortgage Banking	10	—	—	—	—
Consumer Finance	6,470	8,155	10,906	16,235	18,040
Total provision for loan losses	11,080	8,515	11,006	16,435	18,040
Loans charged off:
Real estate—residential mortgage	(62)	(46)	(42)	(179)	(82)
Commercial, financial and agricultural[1]	(18)	(29)	(409)	(349)	(87)
Equity lines	—	(138)	—	(42)	(57)
Consumer	(231)	(349)	(344)	(301)	(281)
Consumer finance	(9,331)	(13,991)	(16,477)	(21,525)	(20,663)
Total loans charged off	(9,642)	(14,553)	(17,272)	(22,396)	(21,170)
Recoveries of loans previously charged off:
Real estate—residential mortgage	88	26	57	118	163
Commercial, financial and agricultural[1]	4	4	59	21	206
Equity lines	1	—	—	2	—
Consumer	171	228	230	189	236
Consumer finance	4,581	4,630	4,217	4,291	4,022
Total recoveries	4,845	4,888	4,563	4,621	4,627
Net loans charged off	(4,797)	(9,665)	(12,709)	(17,775)	(16,543)
Balance, end of period	$39,156	$32,873	$34,023	$35,726	$37,066
Ratio of net charge-offs (recoveries) to average total loans outstanding during period for Community Banking	0.01%	0.04%	0.06%	0.08%	(0.02)%
Ratio of net charge-offs to average total loans outstanding during period for Consumer Finance	1.54%	3.05%	4.14%	5.82%	5.55%
[1]	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

For further information regarding the adequacy of our allowance for loan losses, refer to “Nonperforming Assets” within this Item 7.

The allocation of the allowance for loan losses at December 31 for the years indicated and the ratio of corresponding outstanding loan balances to total loans are as follows:

TABLE 6: Allocation of Allowance for Loan Losses

	December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,914	$2,080	$2,246	$2,371	$2,559
Real estate—construction [1]	975	681	727	605	816
Commercial, financial and agricultural [2]	10,696	7,121	6,688	7,478	7,393
Equity lines	687	733	1,106	688	685
Consumer	371	465	257	231	261
Consumer finance	23,513	21,793	22,999	24,353	25,352
Total allowance for loan losses	$39,156	$32,873	$34,023	$35,726	$37,066
Ratio of loans to total period-end loans:
Real estate—residential mortgage	16%	16%	17%	19%	19%
Real estate—construction [1]	4	5	5	4	6
Commercial, financial and agricultural [2]	52	45	43	43	39
Equity lines	4	5	5	5	5
Consumer	1	1	2	1	1
Consumer finance	23	28	28	28	30
	100%	100%	100%	100%	100%
1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2020 were as follows:

TABLE 7A: Credit Quality Indicators

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$215,712	$1,715	$595	$276	$218,298
Real estate – construction [2]	62,147	—	—	—	62,147
Commercial, financial and agricultural [3]	668,167	18,631	10,989	2,428	700,215
Equity lines	48,140	132	3	191	48,466
Consumer	10,832	48	41	107	11,028
	$1,004,998	$20,526	$11,628	$3,002	$1,040,154

Included in the table above are loans purchased in connection with the acquisition of Peoples of $53.0 million pass rated, $695,000 special mention and $3.0 million substandard.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$311,850	$402	$312,252
1	At December 31, 2020, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2019 were as follows:

TABLE 7B: Credit Quality Indicators

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$177,049	$1,839	$881	$1,526	$181,295
Real estate – construction [2]	54,246	—	—	—	54,246
Commercial, financial and agricultural [3]	487,374	13,357	70	11	500,812
Equity lines	51,662	181	11	229	52,083
Consumer	13,632	6	—	118	13,756
	$783,963	$15,383	$962	$1,884	$802,192

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$312,388	$611	$312,999
1	At December 31, 2019, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

The increase in loans rated Special Mention and Substandard at December 31, 2020 compared to December 31, 2019 is related primarily to three commercial relationships which were rated Pass at December 31, 2019, as well as loans that were acquired from Peoples, partially offset by one commercial relationship that was classified as Special Mention at December 31, 2019 and rated Pass at December 31, 2020. Of the three loan relationships that were rated Pass at December 31, 2019 and were subsequently downgraded, one was classified as Special Mention, one was classified as Substandard and one was classified as Substandard Nonaccrual at December 31, 2020 partially as a result of effects on these borrowers of the COVID-19 pandemic.

The allowance for loan losses as a percentage of total loans at the community banking segment, excluding PCI loans, increased to 1.46 percent at December 31, 2020, compared to 1.32 percent at December 31, 2019. The allowance for loan losses as a percentage of total loans excluding all purchased loans and loans originated under the PPP was 1.74 percent at December 31, 2020, compared to 1.36 percent at December 31, 2019.  The community banking segment recorded provision for loan losses of $4.6 million in 2020, primarily to add to reserves based on qualitative adjustments as a result of the COVID-19 pandemic and due to loan growth, compared to provision for loan losses of $360,000 for 2019.  As of December 31, 2020, there have not been significant changes in the overall credit quality of the loan portfolio compared to December 31, 2019, although management believes the effects of PPP loans, payment deferrals and government stimulus may be delaying signs of credit deterioration. Management believes that the level of the allowance for loan losses is sufficient to absorb losses inherent in the portfolio.  However, if there is further deterioration in economic conditions, additional provision may be required in future periods.

The consumer finance segment’s allowance for loan losses increased by $1.7 million to $23.5 million at December 31, 2020 from $21.8 million at December 31, 2019, and its provision for loan losses decreased $1.7 million for the year ended December 31, 2020, as compared to 2019. Total delinquent loans, which does not include loans that have been granted a payment deferral, as a percentage of total loans decreased to 3.08 percent at December 31, 2020 compared to 4.17 percent at December 31, 2019. The consumer finance segment’s net charge-off ratio for 2020 decreased to 1.54 percent from 3.05 percent for 2019 due to a lower number of charge-offs during 2020, as a result of improvement in loan performance and lower losses per loan charged off as a result of a strong used car market. Improvement in loan performance has resulted from the consumer finance segment continuing to purchase higher quality loans, including marine and RV loans, as well as borrowers benefitting from the government’s stimulus measures in response to the pandemic. The Corporation can give no assurance as to the continuation of government stimulus measures or the extent to which they will result in supporting borrowers’ ability to continue making their contractual loan payments. The allowance for loan losses as a percentage of loans increased to 7.53 percent at December 31, 2020, compared to 6.96 percent at December 31, 2019. The increase in the level of the allowance for loan losses as a percentage of total loans reflects losses that are probable as a result of the economic impacts of the COVID-19 pandemic. Management believes that the level of the allowance for loan losses is sufficient to absorb losses inherent in the portfolio. However, if there is further deterioration in economic conditions, additional provision may be required in future periods.

As previously described, the consumer finance segment, at times, offers payment deferrals to non-prime automobile borrowers as a management technique to achieve higher ultimate cash collections on select loan accounts. Payment deferrals may affect the ultimate timing of when an account is charged off. A significant reliance on deferrals as a means of managing collections may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio.  Monthly payment deferrals, as a percentage of non-prime automobile loans outstanding, rose to as high as 8.25 percent during the second quarter of 2020 and returned to normal levels by the end of 2020; the average amount deferred on a monthly basis during the fourth quarter of 2020 as a percentage of non-prime automobile loans was 1.56 percent.  The average amounts deferred on a monthly basis during 2020 were 2.93 percent of non-prime automobile loans outstanding, compared to 1.90 percent during 2019 and 2.30 percent during 2018. Payment deferrals increased for 2020 compared to 2019 as the COVID-19 pandemic affected the ability of some borrowers to make timely payments.

Because C&F Finance primarily focuses on non-prime borrowers, the anticipated rates of delinquencies, defaults, repossessions and losses on the consumer finance loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by changes in general economic conditions. Changes in economic conditions may also affect consumer demand for used automobiles and values of automobiles securing outstanding loans, due to changes in demand or changes in levels of inventory of used automobiles, which may directly affect the amount of a loss incurred by C&F Finance in the event of default. While we manage the higher risk inherent in loans made to non-prime borrowers through the underwriting criteria, portfolio management and collection methods employed by C&F Finance, we cannot guarantee that these criteria or methods will afford adequate protection against these risks. Beginning in 2016 with C&F Finance’s implementation of a scorecard model for purchasing loan contracts, the credit worthiness of borrowers at origination has improved for automobile loans purchased by C&F Finance and the level of credit losses experienced has decreased. We cannot provide any assurance that C&F Finance’s net charge-off ratio will not increase  in future periods.  However, we believe that the current allowance for loan losses is adequate to absorb probable losses that have been incurred on existing consumer finance segment loans that may become uncollectible. If factors influencing the consumer finance segment result in higher net charge-off ratios in future periods, the consumer finance segment may need to increase the level of its allowance for loan losses through additional provisions for loan losses, which could negatively affect future earnings of the consumer finance segment.

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

Table 8 summarizes nonperforming assets at December 31 of each of the past five years.

TABLE 8: Nonperforming Assets

Community Banking Segment

(Dollars in thousands)	2020	2019	2018	2017	2016
Loans, excluding purchased loans	$939,444	$770,423	$723,778	$686,605	$629,523
Purchased performing loans[1]	87,096	26,422	36,874	42,793	53,329
Purchased credit impaired loans[1]	6,359	705	1,835	3,103	9,256
Total loans	$1,032,899	$797,550	$762,487	$732,501	$692,108

Nonaccrual loans	$2,971	$1,512	$1,464	$5,272	$4,235
OREO[2]	907	1,103	246	168	195
Total nonperforming assets	$3,878	$2,615	$1,710	$5,440	$4,430

Accruing loans past due for 90 days or more	$145	$109	$324	$306	$6
Troubled debt-restructurings (TDRs)[3]	$3,575	$4,353	$5,451	$10,896	$5,825
Allowance for loan losses (ALL)	$15,035	$10,482	$10,426	$10,775	$11,115
Nonperforming assets to total loans and OREO	0.38%	0.33%	0.22%	0.74%	0.64%
ALL to total loans, excluding purchased credit impaired loans[4]	1.46	1.32	1.37	1.48	1.63
ALL to total loans, excluding purchased loans and PPP loans	1.74	1.36	1.37	1.48	1.63
ALL to total nonaccrual loans	506.06	693.25	712.16	204.38	262.46
Net charge-offs (recoveries) to average total loans	0.01	0.04	0.06	0.08	(0.02)
1	Acquired loans are tracked in two separate categories – “purchased performing” and “purchased credit impaired.” The remaining discount for the purchased performing loans was $1.8 million at December 31, 2020, $1.4 million at December 31, 2019, $1.9 million at December 31, 2018, $2.3 million at December 31, 2017 and $2.9 million at December 31, 2016. The remaining discount for the purchased credit impaired loans was $5.9 million at December 31, 2020, $5.6 million at December 31, 2019, $7.9 million at December 31, 2018, $9.8 million at December 31, 2017 and $10.5 million at December 31, 2016. The increase in remaining discount on purchased performing loans and purchased credit impaired loans from December 31, 2019 to December 31, 2020 is due primarily to loans acquired in the acquisition of Peoples.
2	OREO includes $835,000 at both December 31, 2020 and 2019 related to the land and buildings of the Bellgrade branch, which was consolidated into a nearby branch in 2019.
3	Nonaccrual loans include nonaccrual TDRs of $257,000 at December 31, 2020, $254,000 at December 31, 2019, $166,000 at December 31, 2018, $3.9 million at December 31, 2017 and $2.0 million at December 31, 2016.
4	The ratio of ALL to total loans, excluding purchased credit impaired loans, includes purchased performing loans and loans originated under the PPP for which no allowance for loan losses is required.

Mortgage Banking Segment

(Dollars in thousands)	2020	2019	2018	2017	2016
Nonaccrual loans	$31	$372	$37	$39	$41
Total loans	$7,255	$4,642	$3,479	$3,283	$3,275
Allowance for loan losses	$608	$598	$598	$598	$598
Nonaccrual loans to total loans	0.43%	8.01%	1.06%	1.19%	1.25%
Allowance for loan losses to total loans	8.38	12.88	17.19	18.22	18.26

Consumer Finance Segment

(Dollars in thousands)	2020	2019	2018	2017	2016
Nonaccrual loans	$402	$611	$712	$764	$1,215
Accruing loans past due for 90 days or more	$—	$—	$—	$—	$—
Repossessed assets	$291	$410	$371	$250	$580
Total loans	$312,252	$312,999	$296,154	$292,004	$304,357
Allowance for loan losses	$23,513	$21,793	$22,999	$24,353	$25,353
Nonaccrual loans to total loans	0.13%	0.20%	0.24%	0.26%	0.40%
Allowance for loan losses to total loans	7.53	6.96	7.77	8.34	8.33
Net charge-offs to average total loans	1.54	3.05	4.14	5.82	5.55

Table 9 presents the changes in the OREO balance for 2020 and 2019.

TABLE 9: OREO Changes

	Year Ended December 31,
(Dollars in thousands)	2020	2019
Balance at the beginning of year, gross	$1,191	$303
Additions	344	1,401
Charge-offs	(57)	—
Sales proceeds	(364)	(521)
Gain on disposition	—	8
Balance at the end of year, gross	1,114	1,191
Less valuation allowance	(207)	(88)
Balance at the end of year, net	$907	$1,103

Nonperforming assets of the community banking segment totaled $3.9 million at December 31, 2020, compared to $2.6 million at December 31, 2019. Nonperforming assets included $3.0 million in nonaccrual loans at December 31, 2020 compared to $1.5 million at December 31, 2019, and included $907,000 in other real estate owned at December 31, 2020, compared to $1.1 million at December 31, 2019. The increase in nonaccrual loans at December 31, 2020 compared to December 31, 2019 was due primarily to the downgrading of one commercial relationship in 2020, partially offset by payoffs. Nonaccrual loans were comprised primarily of commercial business loans at December 31, 2020 and residential mortgages and equity lines at December 31, 2019.  If interest on loans on nonaccrual at December 31, 2020 had been recognized throughout the year, the community banking segment would have recorded additional gross interest income in 2020 of $30,000.

Nonaccrual loans at the consumer finance segment decreased to $402,000 at December 31, 2020 from $611,000 at December 31, 2019. As noted above, the allowance for loan losses at the consumer finance segment increased from $21.8 million at December 31, 2019 to $23.5 million at December 31, 2020, and the ratio of the allowance for loan losses to total consumer finance loans was 7.53 percent as of December 31, 2020, compared to 6.96 percent at December 31, 2019. Nonaccrual consumer finance loans remain low relative to the allowance for loan losses and the total consumer finance loan portfolio because the consumer finance segment generally initiates repossession of loan collateral once a loan becomes more than 60 days delinquent. Repossessed vehicles of the consumer finance segment are classified as other assets and consist only of vehicles the Corporation has the legal right to sell.  Prior to the reclassification from loans to repossessed vehicles, the difference between the carrying amount of each loan and the fair value of each vehicle (i.e. the deficiency) is charged against the allowance for loan losses.  At December 31, 2020, repossessed vehicles at fair value less estimated costs to sell included in other assets totaled $291,000, compared to $410,000 at December 31, 2019.  If interest on loans on nonaccrual at December 31, 2020 had been recognized throughout the year, the consumer finance segment would have recorded additional gross interest income in 2020 of $4,000.

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

Impaired loans, which included TDRs of $3.6 million, and the related allowance at December 31, 2020, were as follows:

TABLE 10A: Impaired Loans

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$2,326	$931	$1,279	$77	$2,353	$105
Commercial, financial and agricultural:
Commercial real estate lending	1,397	—	1,397	89	1,404	73
Commercial business lending	2,430	—	2,428	585	2,573	—
Equity lines	120	111	—	—	119	2
Consumer	147	—	132	128	154	3
Total	$6,420	$1,042	$5,236	$879	$6,603	$183

Impaired loans, which included TDRs of $4.4 million, and the related allowance at December 31, 2019, were as follows:

TABLE 10B: Impaired Loans

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,891	$2,192	$1,479	$72	$3,506	$155
Commercial, financial and agricultural:
Commercial real estate lending	1,459	4	1,447	77	1,581	82
Equity lines	31	31	—	—	32	2
Consumer	130	—	121	118	123	—
Total	$5,511	$2,227	$3,047	$267	$5,242	$239

TDRs at December 31, 2020 and 2019 were as follows:

TABLE 11: Troubled Debt Restructurings

	December 31,	December 31,
(Dollars in thousands)	2020	2019
Accruing TDRs	$3,318	$4,099
Nonaccrual TDRs[1]	257	254
Total TDRs[2]	$3,575	$4,353

1	Included in nonaccrual loans in Table 8: Nonperforming Assets.
2	Included in impaired loans in Tables 10A and 10B: Impaired Loans.

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

The Corporation has accommodated certain borrowers affected by the COVID-19 pandemic by granting short-term payment deferrals or periods of interest-only payments on loans with aggregate balances of $104.7 million during the year ended December 31, 2020. Generally, a short-term payment deferral does not result in a loan modification being classified as a TDR. As of December 31, 2020, there were $30.7 million of loans whose modification periods had not ended or had been extended. Of these loans, $30.2 million were not required to be evaluated as TDRs as a result of the CARES Act; however, management believes that these loans have been risk rated appropriately. Management cannot predict the overall impact of the COVID-19 pandemic on its loan portfolio or the extent of payment deferrals or other modifications that may be granted. Depending on the severity and duration of the economic disruption caused by the COVID-19 pandemic, the Corporation may experience an increase in delinquencies that may lead to further loan modifications, including loan modifications that may be classified as TDRs.

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

At December 31, 2020, the Corporation had total assets of $2.09 billion compared to $1.66 billion at December 31, 2019. The increase resulted primarily from increases in loans and securities and the acquisition of Peoples on January 1, 2020, which added total assets of $190.5 million, funded primarily by deposit growth. The significant components of the Corporation’s Consolidated Balance Sheets are discussed below.

LOAN PORTFOLIO

General

Through the community banking segment, we engage in a wide range of lending activities, which include the origination, primarily in the community banking segment’s market area, of (1) one-to-four family and multi-family residential mortgage loans, (2) commercial real estate loans, (3) construction loans, (4) land acquisition and development loans, (5) consumer loans and (6) commercial business loans. We engage in non-prime automobile, and marine and RV lending through the consumer finance segment and in residential mortgage lending through the mortgage banking segment with substantially all of the loans originated through the mortgage banking segment sold to third-party investors. At December 31, 2020, the Corporation’s loans held for investment in all categories, net of the allowance for loan losses, totaled $1.31 billion and loans held for sale had a fair value of $214.3 million.

Tables 12 and 13 present information pertaining to the composition of loans held for investment and the maturity/repricing of certain loans held for investment.

TABLE 12: Summary of Loans Held for Investment

	December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Real estate—residential mortgage	$218,298	$181,295	$184,901	$184,863	$188,264
Real estate—construction [1]	62,147	54,246	54,461	44,782	55,732
Commercial, financial, and agricultural [2]	700,215	500,812	455,935	437,884	390,388
Equity lines	48,466	52,083	55,660	55,237	52,600
Consumer	11,028	13,756	15,009	13,018	8,399
Consumer finance	312,252	312,999	296,154	292,004	304,357
Total loans	1,352,406	1,115,191	1,062,120	1,027,788	999,740
Less allowance for loan losses	(39,156)	(32,873)	(34,023)	(35,726)	(37,066)
Total loans, net	$1,313,250	$1,082,318	$1,028,097	$992,062	$962,674

1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending (which includes loans originated under the PPP during 2020).

TABLE 13: Maturity/Repricing Schedule of Loans Held for Investment

	December 31, 2020
	Commercial,
	Financial,	Real Estate
(Dollars in thousands)	and Agricultural	Construction
Variable Rate:
Within 1 year	$176,264	$33,076
1 to 5 years	36,642	—
After 5 years	497	—
Fixed Rate:
Within 1 year	$52,607	$28,838
1 to 5 years	207,996	—
After 5 years	226,209	233

Beginning in April 2020, the community banking segment originated loans under the PPP which are guaranteed by the SBA, and in some cases borrowers may be eligible to obtain forgiveness of the loans, in which case loans would be repaid by the SBA. Aggregate fees from the SBA of $3.7 million, net of direct costs, will be recognized in interest income over the life of the loans, of which $2.2 million remains unrecognized as of December 31, 2020. As repayment of the loans is guaranteed by the SBA, the community banking segment does not recognize a reserve for PPP loans in its allowance for loan losses. Table 14 presents the outstanding principal of loans originated under the PPP at December 31, 2020, which are recorded in the Consolidated Balance Sheet net of unrecognized net deferred fees of $2.2 million.

TABLE 14: Paycheck Protection Loans as of December 31, 2020

(Dollars in thousands)	Number of Loans	Outstanding
Below $50	807	$15,510
At least $50 and below $250	308	32,794
At least $250 and below $500	43	14,585
$500 and greater	17	15,795
	1,175	$78,684

In evaluating the allowance for loan losses, the community banking segment considered its exposure to segments of the economy that it believes have been or will be most sensitive to the impacts of the COVID-19 pandemic. Table 15 presents balances of loans to borrowers in these sensitive industries at December 31, 2020, excluding PPP loans, and the exposure of the community banking segment to those borrowers, which includes available credit.

TABLE 15: Sensitive Industries and Exposure

	December 31, 2020
(Dollars in thousands)	Balance	Exposure
Apartments	$82,031	$96,095
Health care[1]	71,636	73,596
Commercial real estate - retail[2]	50,455	57,009
Restaurants	13,608	14,120
Fitness centers and recreation	11,487	12,206
Hospitality	5,963	31,786
	$235,180	$284,812

________________________

1	Includes primarily loans secured by medical office buildings and assisted living facilities.
2	Includes loans secured by commercial real estate used or being constructed for use in a retail business, a majority of which are leased to unrelated retail tenants.

The increase in total loans from December 31, 2019 to December 31, 2020 was primarily due to commercial loan growth at the community banking segment resulting from loans acquired in the acquisition of Peoples, loans originated under the PPP, and growth in the commercial real estate and commercial business lending segments of the portfolio.

Total loans at December 31, 2020 and 2019 included loans purchased in connection with the Corporation’s acquisitions. These loans were recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses. The following tables present the outstanding principal balance and the carrying amount of purchased loans that are included in the Corporation’s Consolidated Balance Sheets at December 31, 2020 and 2019.

TABLE 16: PCI and Purchased Performing Loans

	December 31, 2020
	Purchased
	Credit	Purchased
(Dollars in thousands)	Impaired	Performing	Total
Outstanding principal balance	$12,760	$89,043	$101,803
Carrying amount
Real estate – residential mortgage	$1,473	$15,117	$16,590
Real estate – construction	—	1,077	1,077
Commercial, financial and agricultural	4,758	58,796	63,554
Equity lines	80	10,182	10,262
Consumer	48	1,924	1,972
Total acquired loans	$6,359	$87,096	$93,455

	December 31, 2019
	Purchased
	Credit	Purchased
(Dollars in thousands)	Impaired	Performing	Total
Outstanding principal balance	$6,262	$27,839	$34,101
Carrying amount
Real estate – residential mortgage	$107	$7,035	$7,142
Commercial, financial and agricultural	563	11,338	11,901
Equity lines	35	8,046	8,081
Consumer	—	3	3
Total acquired loans	$705	$26,422	$27,127

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

Residential Mortgage Lending – Held for Investment

The community banking segment originates residential mortgage loans secured by first and second liens on properties located in its primary market area in the Hampton to Charlottesville corridor in Virginia. The Bank offers various types of residential first mortgage loans in addition to traditional long-term, fixed-rate loans. The majority of such loans include 10, 15 and 30 year amortizing mortgage loans with fixed rates of interest and fixed-rate mortgage loans with terms of 20, 25 and 30 years but subject to call after five years at the Bank’s option. Second mortgage loans are offered with fixed and adjustable rates. Second mortgage loans are granted for a fixed period of time, usually between 5 and 20 years. Call option provisions are included in the loan documents for some longer-term, fixed-rate second mortgage loans, and these provisions allow the Bank to make interest rate adjustments for such loans.

Loans associated with residential mortgage lending are included in the real estate—residential mortgage category in Table 12: Summary of Loans Held for Investment.

Construction Lending

The community banking segment has a real estate construction lending program. We make loans primarily for the construction of one-to-four family residences and, to a lesser extent, multi-family dwellings. The Bank also makes construction loans for office and warehouse facilities and other nonresidential projects, generally limited to borrowers that present other business opportunities for the community banking segment.

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

Consumer Lot Lending

The community banking segment’s consumer lot loans are made to individuals for the purpose of acquiring an unimproved building site for the construction of a residence that generally will be occupied by the borrower. Consumer lot loans are made only to individual borrowers, and each borrower generally must certify his or her intention to build and occupy a single-family residence on the lot. These loans typically have a maximum term of either three or five years with a balloon payment of the entire balance of the loan being due in full at the end of the initial term. The interest rate for these loans is fixed or variable at a rate that is slightly higher than prevailing rates for one-to-four family residential mortgage loans. We do not believe consumer lot loans bear as much risk as land acquisition and development loans because such loans are not made for the construction of residences for immediate resale, are not made to developers and builders, and are not concentrated in any one subdivision or community.

Loans associated with consumer lot lending are included in the real estate—construction category in Table 12: Summary of Loans Held for Investment.

Commercial Real Estate Lending

The community banking segment’s commercial real estate loans are primarily secured by the value of real property. The proceeds of commercial real estate loans are generally used by the borrower to finance or refinance the cost of acquiring and/or improving a commercial property. The properties that typically secure these loans are office and warehouse facilities, hotels, apartment complexes, retail facilities, restaurants and other commercial properties. Present policy authorizes commercial real estate loans to borrowers who will occupy or use the financed property in connection with their normal business operations. We also will consider making commercial real estate loans secured by non-owner-occupied properties under the following two conditions: (1) the borrower is in strong financial condition and presents a substantial business opportunity for the Corporation and (2) the borrower has substantially pre-leased the property to high-caliber tenants.

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

Land Acquisition and Development Lending

The community banking segment makes land acquisition and development loans to builders and developers for the purpose of acquiring unimproved land to be developed for residential building sites, residential housing subdivisions, multi-family dwellings and a variety of commercial uses. Our policy is to make land acquisition loans to borrowers for the purpose of acquiring developed lots for single-family, townhouse or condominium construction. We will make both land acquisition and development loans to residential builders, experienced developers and others in strong financial condition to provide additional construction and mortgage lending opportunities for the Bank.

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

Builder Line Lending

The community banking segment offers builder lines of credit to residential home builders to support their land and lot inventory needs. A construction loan facility for a builder will typically have an expiration of 12 months or less. Each loan that is made under the master loan facility will have a stated maturity that allows time for the residential unit to be constructed and sold to a homebuyer under prevailing market conditions. Specific terms vary based on the purpose of the loan (e.g., lot inventory, spec or non pre-sold units, pre-sold units) and previous sales activity to new homebuyers in the particular development. Repayment relies upon the successful performance of the underlying residential real estate project. This type of lending carries a higher level of risk related to residential real estate market conditions, a functioning first and secondary market in which to sell residential properties, and the borrower’s ability to manage inventory and run projects. We manage this risk by lending to experienced builders and by using specific underwriting policies and procedures for these types of loans.

Loans associated with builder line lending are included in the commercial, financial and agricultural category in Table 12: Summary of Loans Held for Investment.

Commercial Business Lending

The community banking segment’s commercial business loan products include revolving lines of credit to provide working capital, term loans to finance the purchase of vehicles and equipment, letters of credit to guarantee payment and performance, and other commercial loans. In general, these credit facilities carry the unconditional guaranty of the owners and/or stockholders.

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

Equity Line Lending

The community banking segment offers its customers home equity lines of credit that enable customers to borrow funds secured by the equity in their homes. Currently, home equity lines of credit are offered with adjustable rates of interest that are generally priced at a spread to the prime lending rate. Home equity lines of credit are made on an open-end, revolving basis. Home equity loans generally do not present as much risk to the Bank as other types of consumer loans. These loans must satisfy our underwriting criteria, including loan-to-value and credit score guidelines.

Loans associated with equity line lending are included in the equity lines category in Table 12: Summary of Loans Held for Investment.

Consumer Lending

The community banking segment offers a variety of consumer loans, including automobile, personal secured and unsecured, and loans secured by savings accounts or certificates of deposit. The shorter terms and generally higher interest rates on consumer loans help the Bank maintain a profitable spread between its average loan yield and its cost of funds. Consumer loans secured by collateral other than a personal residence generally involve more credit risk than residential mortgage loans because of the type and nature of the collateral or, in certain cases, the absence of collateral. However, we believe the higher yields generally earned on such loans compensate for the increased credit risk associated with such loans.  These loans must satisfy our underwriting criteria, including loan-to-value, debt ratio and credit score guidelines.

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

SECURITIES

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value.  At December 31, 2020 and 2019, all securities in the Corporation’s investment portfolio were classified as available for sale.

Table 17 sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 17: Securities Available for Sale

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$48,282	17%	$21,440	11%
Mortgage-backed securities	123,714	43	86,585	46
Obligations of states and political subdivisions	102,805	36	81,708	43
Corporate and other debt securities	11,588	4	—	—
Total available for sale securities at fair value	$286,389	100%	$189,733	100%

The Corporation seeks to diversify its portfolio to minimize risk, including by purchasing (1) shorter-duration mortgage-backed securities to reduce interest rate risk and for cash flow and reinvestment opportunities and (2) securities issued by states and political subdivisions due to the tax benefits and the higher tax-adjusted yield obtained from these securities. All of the Corporation’s mortgage-backed securities are direct issues of United States government agencies or government-sponsored enterprises. At December 31, 2020, all of the Corporation’s obligations of states and political subdivisions that were in a net unrealized loss position were rated “A” or better by Standard & Poor’s or Moody’s Investors Service.  The Corporation also invests in the debt securities of corporate issuers, primarily financial institutions, that the Corporation views as having a strong financial position and earnings potential.

Table 18 presents additional information pertaining to the composition of the securities portfolio  at amortized cost, by the earlier of contractual maturity or expected maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

TABLE 18: Maturity of Securities

	December 31, 2020
		Weighted
	Amortized	Average
(Dollars in thousands)	Cost	Yield [1]
U.S. government agencies and corporations:
Maturing within 1 year	$37,450	0.90%
Maturing after 1 year, but within 5 years	5,223	1.29
Maturing after 5 years, but within 10 years	5,498	1.03
Maturing after 10 years	—	—
Total U.S. government agencies and corporations	48,171	0.96
Mortgage-backed securities:
Maturing within 1 year	1,277	3.53
Maturing after 1 year, but within 5 years	98,975	1.77
Maturing after 5 years, but within 10 years	18,331	1.35
Maturing after 10 years	2,081	3.35
Total mortgage-backed securities	120,664	1.76
States and municipals:[1]
Maturing within 1 year	33,382	2.75
Maturing after 1 year, but within 5 years	41,862	2.13
Maturing after 5 years, but within 10 years	25,161	1.92
Maturing after 10 years	—	—
Total states and municipals	100,405	2.28
Corporate and other debt securities:
Maturing within 1 year	2,630	3.11
Maturing after 1 year, but within 5 years	7,454	3.83
Maturing after 5 years, but within 10 years	1,500	4.17
Maturing after 10 years	—	—
Total corporate and other debt securities	11,584	3.71
Total securities:
Maturing within 1 year	74,739	1.74
Maturing after 1 year, but within 5 years	153,514	1.77
Maturing after 5 years, but within 10 years	50,490	1.56
Maturing after 10 years	2,081	3.35
Total securities	$280,824	1.74
1.	Yields on tax-exempt securities have been computed on a taxable-equivalent basis using the federal corporate income tax rate of 21 percent.

DEPOSITS

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts, and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

Deposits totaled $1.75 billion at December 31, 2020, compared to $1.29 billion at December 31, 2019. This increase resulted from deposit growth, including the effect of PPP loans and direct government payments received by depositors, and the addition of $171.8 million of deposits in connection with the acquisition of Peoples.

The Corporation had $6.1 million in brokered money market deposits outstanding at December 31, 2020, compared to $2.0 million in brokered money market deposits at December 31, 2019. The source of these brokered deposits is uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Table 19 presents the average deposit balances and average rates paid for the years 2020, 2019 and 2018.

TABLE 19: Average Deposits and Rates Paid

	Year Ended December 31,
	2020		2019		2018
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$431,789		$283,505		$266,415
Interest-bearing transaction accounts	260,478	0.21%	218,394	0.53%	221,750	0.36%
Money market deposit accounts	260,342	0.37	199,840	0.51	215,662	0.32
Savings accounts	163,763	0.07	120,644	0.09	116,896	0.09
Certificates of deposit, $100 thousand or more	266,236	1.76	207,931	1.86	172,616	1.28
Other certificates of deposit	224,065	1.49	184,613	1.58	177,279	1.06
Total interest-bearing deposits	1,174,884	0.82	931,422	0.98	904,203	0.63
Total deposits	$1,606,673		$1,214,927		$1,170,618

Table 20 details maturities of certificates of deposit with balances of $100,000 or more at December 31, 2020.

TABLE 20: Maturities of Certificates of Deposit with Balances of $100,000 or More

(Dollars in thousands)	December 31, 2020
3 months or less	$85,062
3-6 months	18,385
6-12 months	30,529
Over 12 months	335,607
Total	$469,583

BORROWINGS

In addition to deposits, the Corporation utilizes short-term and long-term borrowings as sources of funds. Short-term borrowings from the Federal Reserve Bank and the FHLB may be used to fund the Corporation’s day-to-day operations. Short-term borrowings also include securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the day sold, as well as overnight unsecured fed funds lines with correspondent banks.  Long-term borrowings consist of subordinated notes which rank junior to all future senior indebtedness of the Corporation and are structurally subordinated to all existing and future debt and liabilities of the Corporation and its subsidiaries.  C&F Finance also has a non-recourse revolving bank line of credit secured by its consumer finance loans.

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

For further information concerning the Corporation’s borrowings, refer to Item 8. “Financial Statements and Supplementary Data” under the heading “Note 12: Borrowings.”

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The total amount of unused loan commitments at the Bank was $327.0 million at December 31, 2020, and $256.2 million at December 31, 2019.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit was $19.1 million at December 31, 2020 and $16.6 million at December 31, 2019.

The mortgage banking segment enters into interest rate lock commitments (IRLCs) with customers to originate loans for which the interest rates are determined (or “locked”) prior to funding.  The mortgage banking segment is exposed to interest rate risk through fixed-rate IRLCs and mortgage loans from the time that interest rates are locked until the loans are sold in the secondary market. The mortgage banking segment mitigates this interest rate risk by either (1) entering into forward sales contracts with investors at the time that interest rates are locked for loans to be delivered on a best efforts basis or (2) entering into forward sales contracts for unspecified mortgage backed securities (TBA securities) until it can enter into forward sales contracts with investors for mortgage loans to be delivered on a mandatory basis. IRLCs, forward sales of loans and forward sales of TBA securities are derivative financial instruments.

At December 31, 2020, the mortgage banking segment had $190.9 million of IRLCs and $200.9 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $391.8 million in mortgage loans.  Also at December 31, 2020, the mortgage banking segment had $7.7 million of IRLCs and $5.6 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using forward sales of $8.0 million of TBA securities and mandatory-delivery forward sales contracts for $3.9 million in mortgage loans.

At December 31, 2019, the mortgage banking segment had $63.3 million of IRLCs and $65.8 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $129.1 million in mortgage loans.  Also at December 31, 2019, the mortgage banking segment had $11.7 million of IRLCs and $22.0 of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using forward sales of $24.0 million of TBA securities and mandatory-delivery forward sales contracts for $6.7 million in mortgage loans.  At December 31, 2018, C&F Mortgage had best-efforts forward sales contracts for all of its IRLCs and mortgage loans held for sale.

The mortgage banking segment sells substantially all of the residential mortgage loans it originates to third-party investors. As is customary in the industry, the agreements with these investors require the mortgage banking segment to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the investors are entitled to make loss claims and repurchase requests of the mortgage banking segment for loans that contain covered deficiencies. The mortgage banking segment has obtained early payment default recourse waivers for a significant portion of its business. Recourse periods for early payment default for the remaining investors vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. The mortgage banking segment maintains an allowance for indemnifications that represents management’s estimate of losses that are probable of arising under these recourse provisions. As performance data for loans that have been sold is not made available to the mortgage banking segment by the investors, the estimate of potential losses is inherently subjective and is based on historical indemnification payments and management’s assessment of current conditions that may contribute to indemnified losses on mortgage loans that have been sold in the secondary market, including the volume of loans sold, historical experience, current economic conditions, changes in operational and compliance processes, and information provided by investors. Actual indemnification payments may differ materially from management’s estimates, which may result in additional provision for indemnification losses in future periods. Payments made under these recourse provisions were $66,000 in 2019.  There were no payments made in 2020 or 2018.

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

The Corporation has interest rate swaps that qualify and are designated as cash flow hedges. The Corporation’s cash flow hedges effectively modify the Corporation’s exposure to interest rate risk by converting variable rates of interest on $25.0 million of the Corporation’s trust preferred capital notes to fixed rates of interest for periods that end between June 2024 and June 2029. The cash flow hedges’ total notional amount is $25.0 million. At December 31, 2020, the cash flow hedges had a fair value of $1.9 million, which is recorded in other liabilities.  The net gain/loss on the cash flow hedges is recognized as a component of other comprehensive income and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings.

The Corporation also enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs.  The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms.  The net effect of these interest rate swaps and the related loans is that the customer pays a fixed rate of interest and the Corporation receives a floating rate.  At December 31, 2020, the total notional amount of the interest rate swaps related to these loans was $169.5 million, and the interest rate swaps had a net fair value of zero, with $8.2 million recognized in other assets and $8.2 million recognized in other liabilities.  These swaps are not designated as hedging instruments; therefore, changes in fair value are recorded in other noninterest expense.

The Corporation’s contracts with dealer counterparties for interest rate swaps and forward sales of TBA securities require the Corporation to post collateral for derivative instruments in a loss position, subject to certain thresholds and offsets. At December 31, 2020 and 2019, $9.9 million and $2.5 million, respectively, of cash collateral was maintained with dealer counterparties and was included in “Other assets” in the Consolidated Balance Sheets.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, totaled $222.9 million at December 31, 2020, compared to $227.7 million at December 31, 2019. The Corporation’s funding sources, including capacity, amount outstanding and amount available at December 31, 2020 are presented in Table 21.

TABLE 21: Funding Sources

	December 31, 2020
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$95,000	$—	$95,000
Repurchase lines of credit	50,000	—	50,000
Borrowings from FHLB	155,730	—	155,730
Borrowings from Federal Reserve Bank	124,892	—	124,892
Revolving bank line of credit	50,000	—	50,000
Total	$475,622	$—	$475,622

We have no reason to believe these arrangements will not be renewed at maturity.  During the year ended December 31, 2020, the Corporation pledged additional loans as collateral in order to increase available liquidity at the Federal Reserve Bank that had been unpledged as of December 31, 2019.  Additional loans and securities are available that can be pledged as collateral for future borrowings from the Federal Reserve Bank or the FHLB above the current lendable collateral value. Our ability to maintain sufficient liquidity may be affected by numerous factors, including economic conditions nationally and in our markets. Depending on our liquidity levels, our capital position, conditions in the capital markets, our business operations and initiatives, and other factors, we may from time to time consider the issuance of debt, equity or other securities or other possible capital market transactions, the proceeds of which could provide additional liquidity for our operations.

Time deposits of $100,000 or more, maturing in less than a year, totaled $134.0 million at December 31, 2020; time deposits of $100,000 or more, maturing in more than one year, totaled $335.6 million.

The Corporation’s contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond as of December 31, 2020 are presented in Table 22.

TABLE 22: Contractual Obligations

	Payments Due by Period
		Less than			More than
(Dollars in thousands)	Total	1 Year	1‑3 Years	3‑5 Years	5 Years
Subordinated debt	$24,093	$—	$—	$—	$24,093
Trust preferred capital notes	25,316	—	—	—	25,316
Operating leases	2,602	1,172	1,130	283	17
Finance leases	7,802	61	667	701	6,373
Total[1]	$59,813	$1,233	$1,797	$984	$55,799
1	At December 31, 2020, there were no outstanding Federal Funds purchased or borrowings from the Federal Reserve Bank.

As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its operational requirements and contractual obligations.

CAPITAL RESOURCES

Total equity was $194.5 million at year-end 2020, compared with $165.3 million at year-end 2019. During 2020, the Corporation declared common stock dividends of $1.52 per share, compared to $1.49 per share declared in 2019 and $1.41 per share declared in 2018.

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

At December 31, 2020 and 2019, the Corporation’s CET1 to total risk-weighted assets ratio was 10.9 percent and 11.7 percent, respectively; the Corporation’s Tier 1 capital to risk-weighted assets ratio was 12.5 percent and 13.6 percent, respectively; the Corporation’s total capital to risk-weighted assets ratio was 15.2 percent and 14.9 percent, respectively; and the Corporation’s Tier 1 leverage ratio was 9.6 percent and 11.1 percent, respectively. These ratios include $25.0 million of trust preferred capital securities in tier 1 capital of the Corporation and $24.0 million of subordinated notes in Tier 2 capital. Additionally, all applicable regulatory capital ratios of C&F Bank were in excess of mandated minimum requirements at December 31, 2020 and 2019. Total regulatory capital of the Corporation increased during 2020 by $44.1 million, due primarily to the issuance of subordinated notes, undistributed net income and the acquisition of Peoples. Risk-weighted assets also increased during 2020 due primarily to growth in loans held for investment, loans held for sale, securities available for sale and other assets, and the acquisition of Peoples.

In addition to the regulatory risk-based capital requirements, the Bank must maintain a capital conservation buffer of additional capital of 2.5 percent of risk-weighted assets as required by the Basel III Final Rule. At December 31, 2020, the Bank exceeded the total capital conservation buffer and the tier 1 capital conservation buffer by 328 basis points and 402 basis points, respectively.  At December 31, 2019, the Bank exceeded the total capital conservation buffer and the tier 1 capital conservation buffer by 355 and 428 basis points, respectively.

The Corporation's capital resources may be affected by the Corporation's Repurchase Program, which was authorized by the Corporation's Board of Directors during the fourth quarter of 2020. Under the Repurchase Program the Corporation is authorized to purchase up to 365,000 shares of its common stock. Repurchases under the program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions, and there is no assurance that the Corporation will purchase any shares under the Repurchase Program. The Repurchase Program is authorized through November 30, 2021. The Corporation’s previous share repurchase program expired on May 31, 2020.

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

USE OF CERTAIN NON-GAAP FINANCIAL MEASURES

The accounting and reporting policies of the Corporation conform to U.S. GAAP and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of the Corporation’s performance. These include adjusted net income; adjusted earnings per share; adjusted ROE; and adjusted ROA, (all of which are adjusted to exclude the one-time effect of a gain upon sale of a pool of PCI loans in 2020, charges related to early repayment of borrowings in 2020, merger related expenses in connection with the acquisition of Peoples recorded in 2020 and 2019, impairment charges related to branch consolidation in 2020, and provisions of the CARES Act, enacted in 2020, which provided income tax benefits related to prior tax years), tangible book value per share and the following fully-taxable equivalent (FTE) measures:  interest income on loans-FTE, interest income on securities-FTE, total interest income-FTE and net interest income-FTE.

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

	For The Year Ended
	December 31,
(Dollars in thousands, except per share amounts)	2020	2019	2018
Adjusted Net Income and Earnings Per Share
Net income, as reported	$22,424	$18,850	$18,020
Sale of PCI loans[1]	(2,756)	-	-
Early debt repayment charges[2]	1,735	-	-
Merger related expenses[3]	1,132	653	-
Branch consolidation[4]	222	-	-
Change in tax law	(326)	-	-
Adjusted net income	$22,431	$19,503	$18,020

Weighted average shares - basic and diluted	3,648,696	3,450,745	3,501,221

Earnings per share - basic and diluted, as reported	$6.06	$5.47	$5.15
Sale of PCI loans	(0.76)	-	-
Early debt repayment charges	0.48	-	-
Merger related expenses	0.31	0.19	-
Branch consolidation	0.06	-	-
Change in tax law	(0.09)	-	-
Adjusted earnings per share - basic and diluted	$6.06	$5.66	$5.15

Adjusted ROE
Average total equity, as reported	$178,862	$156,810	$145,318

ROE, as reported	12.54%	12.02%	12.40%
Adjusted ROE	12.54%	12.44%	12.40%

Adjusted ROA
Average total assets, as reported	$1,966,299	$1,565,428	$1,508,904

ROA, as reported	1.14%	1.20%	1.19%
Adjusted ROA	1.14%	1.25%	1.19%

Fully Taxable Equivalent Net Interest Income[5]
Interest income on loans	$90,992	$87,519	$84,529
FTE adjustment	162	42	25
FTE interest income on loans	$91,154	$87,561	$84,554

Interest income on securities	$5,208	$5,312	$5,922
FTE adjustment	527	561	726
FTE interest income on securities	$5,735	$5,873	$6,648

Total interest income	$96,913	$95,010	$92,548
FTE adjustment	689	603	751
FTE interest income	$97,602	$95,613	$93,299

Net interest income	$83,531	$80,454	$81,521
FTE adjustment	689	603	751
FTE net interest income	$84,220	$81,057	$82,272

	December 31,
Tangible Book Value Per Share	2020	2019	2018
Equity attributable to C&F Financial Corporation	$193,805	$164,798	$151,958
Less goodwill	25,191	14,425	14,425
Less other intangible assets	2,291	912	1,142
Tangible equity attributable to C&F Financial Corporation	$166,323	$149,461	$136,391

Shares outstanding	3,670,301	3,438,126	3,497,122

Book value per share	$52.80	$48.07	$43.45
Tangible book value per share	$45.32	$43.61	$39.00

________________________

1	Sale of PCI loans is net of related income taxes of $733,000 for the year ended December 31, 2020.
2	Early debt repayment charges are net of related income tax benefits of $462,000 for the year ended December 31, 2020.
3	Merger related expenses are net of related income tax benefits of $264,000 and $56,000 for the years ended December 31, 2020 and 2019, respectively.
4	Branch consolidation charges are net of related income taxes of $59,000 for the year ended December 31, 2020.
5	Assuming a tax rate of 21%.

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

The simulation analysis results are presented in the table below. These results, based on a measurement date balance sheet as of December 31, 2020, indicate that the Corporation would expect net interest income to decrease over the next twelve months 3.38 percent assuming an immediate downward shift in market interest rates of 200 basis points (BP) and to increase 8.11 percent if rates shifted upward to the same degree.

 One-Year Net Interest Income Simulation (dollars in thousands)

	Hypothetical Change in Net
	Interest Income
	Over the Next Twelve Months
	as of December 31,
	2020		2019
Assumed Market Interest Rate Shift	Dollars	Percentage	Dollars	Percentage
-200 BP shock	$(2,548)	(3.38)%	$(6,584)	(8.83)%
+200 BP shock	$6,114	8.11%	$5,538	7.43%

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

The EVE analysis results are presented in the table below. These results as of December 31, 2020 indicate that the EVE would increase 8.14 percent assuming an immediate downward shift in market interest rates of 200 BP and would increase 5.57 percent if rates shifted upward to the same degree.

Static EVE Change (dollars in thousands)

	Hypothetical Change in EVE
	as of December 31,
	2020		2019
Assumed Market Interest Rate Shift	Dollars	Percentage	Dollars	Percentage
-200 BP shock	$19,278	8.14%	$(36,038)	(15.60)%
+200 BP shock	$13,190	5.57%	$15,256	6.60%

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

The EVE analysis above indicates an increase in the EVE in both an immediate upward shift in interest rates and an immediate downward shift in interest rates. In a rising rate environment, the Corporation’s assets would reprice quicker over time than the Corporation’s borrowings and deposits due to the shorter maturity or repricing dates of its interest-bearing deposits in other banks and its loan portfolio as compared to time deposits and borrowings and the longer average life of non-maturing deposits, such as interest checking and money market accounts.  In a falling rate environment, the simulation assumes that adjustable-rate assets will continue to reprice downward, subject to floors on certain loans, and fixed-rate assets with prepayment or callable options will reprice at lower rates while certain deposits cannot reprice any lower given the current exceptionally low interest rate environment.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except per share amounts)	2020	2019
Assets
Cash and due from banks	$17,742	$21,148
Interest-bearing deposits in other banks	68,927	144,285
Total cash and cash equivalents	86,669	165,433
Securities—available for sale at fair value, amortized cost of $280,824 and $187,759, respectively	286,389	189,733
Loans held for sale, at fair value	214,266	90,500
Loans, net of allowance for loan losses of $39,156 and $32,873, respectively	1,313,250	1,082,318
Restricted stock, at cost	1,636	3,257
Corporate premises and equipment, net	44,132	35,261
Other real estate owned, net of valuation allowance of $207 and $88, respectively	907	1,103
Accrued interest receivable	8,103	6,776
Goodwill	25,191	14,425
Other intangible assets, net	2,291	912
Bank-owned life insurance	20,205	16,044
Net deferred tax asset	13,555	11,219
Other assets	69,716	40,451
Total assets	$2,086,310	$1,657,432

Liabilities
Deposits
Noninterest-bearing demand deposits	$501,945	$296,985
Savings and interest-bearing demand deposits	780,645	572,209
Time deposits	469,583	422,056
Total deposits	1,752,173	1,291,250
Short-term borrowings	20,455	16,360
Long-term borrowings	30,398	119,529
Trust preferred capital notes	25,316	25,281
Accrued interest payable	1,109	1,291
Other liabilities	62,388	38,442
Total liabilities	1,891,839	1,492,153

Commitments and contingent liabilities (Note 19)

Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,670,301 and 3,438,126 shares issued and outstanding, respectively, includes 155,945 and 142,020 of unvested shares, respectively)	3,514	3,296
Additional paid-in capital	21,427	9,503
Retained earnings	170,819	154,248
Accumulated other comprehensive loss, net	(1,955)	(2,249)
Equity attributable to C&F Financial Corporation	193,805	164,798
Noncontrolling interest	666	481
Total equity	194,471	165,279
Total liabilities and equity	$2,086,310	$1,657,432

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2020	2019	2018
Interest income
Interest and fees on loans	$90,992	$87,519	$84,529
Interest on interest-bearing deposits and federal funds sold	713	2,179	2,097
Interest and dividends on securities
U.S. government agencies and corporations	463	427	361
Mortgage-backed securities	2,109	2,210	2,314
Tax-exempt obligations of states and political subdivisions	1,984	2,110	2,725
Taxable obligations of states and political subdivisions	406	358	319
Other	246	207	203
Total interest income	96,913	95,010	92,548
Interest expense
Savings and interest-bearing deposits	1,614	2,298	1,601
Time deposits	8,020	6,796	4,085
Borrowings	2,592	4,327	4,189
Trust preferred capital notes	1,156	1,135	1,152
Total interest expense	13,382	14,556	11,027
Net interest income	83,531	80,454	81,521
Provision for loan losses	11,080	8,515	11,006
Net interest income after provision for loan losses	72,451	71,939	70,515
Noninterest income
Gains on sales of loans	29,224	10,603	7,841
Mortgage banking fee income	7,713	4,700	3,686
Interchange income	4,768	4,203	3,882
Service charges on deposit accounts	3,357	3,923	4,213
Wealth management services income, net	2,618	2,029	1,860
Mortgage lender services income	2,176	390	329
Other service charges and fees	1,551	1,496	1,386
Net gains on sales, maturities and calls of available for sale securities	38	10	10
Other	3,973	4,658	3,161
Total noninterest income	55,418	32,012	26,368
Noninterest expenses
Salaries and employee benefits	57,668	47,201	42,003
Occupancy	8,639	7,912	7,719
Early debt repayment charges	2,197	—	—
Other	30,146	24,906	24,620
Total noninterest expenses	98,650	80,019	74,342
Income before income taxes	29,219	23,932	22,541
Income tax expense	6,795	5,082	4,521
Net income	22,424	18,850	$18,020
Less net income (loss) attributable to noncontrolling interest	307	(9)	—
Net income attributable to C&F Financial Corporation	$22,117	$18,859	$18,020
Net income per share - basic and diluted	$6.06	$5.47	$5.15

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Net income	$22,424	$18,850	$18,020
Other comprehensive income (loss):
Defined benefit plan:
Net actuarial losses arising during the period	(1,706)	(409)	(1,155)
Related income tax effects	358	86	242
Reclassification of recognized net actuarial losses into net income[1]	197	187	125
Related income tax effects	(42)	(38)	(26)
Amortization of prior service credit into net income[1]	(66)	(68)	(62)
Related income tax effects	14	14	13
Defined benefit plan, net of tax	(1,245)	(228)	(863)

Cash flow hedges:
Unrealized holding (losses) gains arising during the period	(1,737)	(325)	123
Related income tax effects	447	84	(32)
Amortization of hedging gains into net income[2]	(11)	(56)	—
Related income tax effects	3	14	—
Cash flow hedges, net of tax	(1,298)	(283)	91

Securities available for sale:
Unrealized holding gains (losses) arising during the period	3,629	3,724	(2,538)
Related income tax effects	(762)	(782)	533
Reclassification of net realized gains into net income[3]	(38)	(10)	(10)
Related income tax effects	8	2	2
Securities available for sale, net of tax	2,837	2,934	(2,013)
Other comprehensive income (loss), net of tax	294	2,423	(2,785)
Comprehensive income	22,718	21,273	15,235
Less comprehensive income (loss) attributable to noncontrolling interest	307	(9)	—
Comprehensive income attributable to C&F Financial Corporation	$22,411	$21,282	$15,235

1	These items are included in the computation of net periodic benefit cost and are included in “Noninterest income-Other” on the Consolidated Statements of Income. See “Note 15: Employee Benefit Plans,” for additional information.
2	These items are included in “Interest expense – Trust preferred capital notes” on the Consolidated Statements of Income.
3	These items are included in “Net gains on sales, maturities and calls of available for sale securities” on the Consolidated Statements of Income.

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
(Dollars in thousands, except per share amounts)	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2017	$3,358	$12,800	$127,431	$(1,887)	—	$141,702
Comprehensive income:
Net income	—	—	18,020	—	—	18,020
Other comprehensive loss	—	—	—	(2,785)	—	(2,785)
Share-based compensation	—	1,345	—	—	—	1,345
Restricted stock vested	26	(26)	—	—	—	—
Common stock issued	3	141	—	—	—	144
Common stock purchased	(29)	(1,508)	—	—	—	(1,537)
Cash dividends declared ($1.41 per share)	—	—	(4,931)	—	—	(4,931)
Balance December 31, 2018	3,358	12,752	140,520	(4,672)	—	151,958
Comprehensive income:
Net income (loss)	—	—	18,859	—	(9)	18,850
Other comprehensive income	—	—	—	2,423	—	2,423
Issuance of noncontrolling interest	—	—	—	—	490	490
Share-based compensation	—	1,466	—	—	—	1,466
Restricted stock vested	32	(32)	—	—	—	—
Common stock issued	3	137	—	—	—	140
Common stock purchased	(97)	(4,820)	—	—	—	(4,917)
Cash dividends declared ($1.49 per share)	—	—	(5,131)	—	—	(5,131)
Balance December 31, 2019	3,296	9,503	154,248	(2,249)	481	165,279
Comprehensive income:
Net income	—	—	22,117	—	307	22,424
Other comprehensive income	—	—	—	294	—	294
Share-based compensation	—	1,447	—	—	—	1,447
Restricted stock vested	30	(30)	—	—	—	—
Acquisition of Peoples Bankshares, Incorporated	210	11,402	—	—	—	11,612
Common stock issued	4	140	—	—	—	144
Common stock purchased	(26)	(1,035)	—	—	—	(1,061)
Cash dividends declared ($1.52 per share)	—	—	(5,546)	—	—	(5,546)
Distributions to noncontrolling interest	—	—	—	—	(122)	(122)
Balance December 31, 2020	$3,514	$21,427	$170,819	$(1,955)	$666	$194,471

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Operating activities:
Net income	$22,424	$18,850	$18,020
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	11,080	8,515	11,006
Accretion of certain acquisition-related discounts, net	(3,707)	(2,871)	(3,034)
Share-based compensation	1,447	1,466	1,345
Depreciation and amortization	4,189	3,866	3,671
Accretion of discounts and amortization of premiums on securities, net	2,271	1,534	1,783
Deferred income taxes	(817)	354	632
Provision for indemnifications	881	—	52
Income from bank-owned life insurance	(506)	(711)	(424)
Gain on sales of loans held for investment	(3,489)	—	—
Early debt repayment charges	2,197	—	—
Pension expense	793	649	403
Pension contribution	(2,000)	—	(3,000)
Proceeds from sales of loans held for sale	1,668,113	903,968	720,250
Origination of loans held for sale	(1,765,449)	(941,001)	(699,028)
Gains on sales of loans held for sale	(25,735)	(10,603)	(7,841)
Other losses (gains), net	624	(28)	(212)
Change in other assets and liabilities:
Accrued interest receivable	(897)	660	153
Other assets	6,882	137	3,936
Accrued interest payable	(442)	371	82
Other liabilities	1,767	212	(240)
Net cash (used in) provided by operating activities	(80,374)	(14,632)	47,554
Investing activities:
Acquisition of Peoples Bankshares, Incorporated	19,101	—	—
Disposition of assets related to business combination	8,004	—	—
Proceeds from sales, maturities and calls of securities available for sale and payments on mortgage-backed securities	123,741	75,583	51,067
Purchases of securities available for sale	(201,870)	(48,216)	(51,322)
Purchases of time deposits, net	(5,478)	—	—
Repayments on loans held for investment by non-bank affiliates	129,011	123,140	117,014
Purchases of loans held for investment by non-bank affiliates	(132,897)	(149,377)	(133,484)
Proceeds from sales of loans held for investment	3,366	—	—
Net increase in community banking loans held for investment	(110,862)	(31,886)	(27,720)
Proceeds from bank-owned life insurance	—	785	—
Purchases of corporate premises and equipment	(10,228)	(2,706)	(3,374)
Changes in collateral posted with other financial institutions, net	(7,400)	(2,490)	—
Other investing activities, net	2,226	(762)	296
Net cash used in investing activities	(183,286)	(35,929)	(47,523)
Financing activities:
Net increase in demand and savings deposits	318,598	34,093	11,625
Net (decrease) increase in time deposits	(29,212)	75,496	(1,393)
Net increase (decrease) in short-term borrowings	4,095	1,444	(5,705)
Proceeds from long-term borrowings	19,924	7,000	—
Repayments of long-term borrowings	(121,726)	(7,000)	(2,500)
Repurchases of common stock	(1,061)	(4,917)	(1,537)
Cash dividends paid	(5,546)	(5,131)	(4,931)
Other financing activities, net	(176)	(4)	—
Net cash provided by (used in) financing activities	184,896	100,981	(4,441)
Net (decrease) increase in cash and cash equivalents	(78,764)	50,420	(4,410)
Cash and cash equivalents at beginning of period	165,433	115,013	119,423
Cash and cash equivalents at end of period	$86,669	$165,433	$115,013
Supplemental cash flow disclosures:
Interest paid	$14,168	$14,150	$10,909
Income taxes paid	6,410	2,296	821
Supplemental disclosure of noncash investing and financing activities:
Transfers from loans to other real estate owned	$63	$496	$98
Transfers from corporate premises and equipment to other real estate owned	—	835	—
Issuance of noncontrolling interest	—	490	—

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

C&F Bank has five wholly-owned subsidiaries: C&F Mortgage Corporation (C&F Mortgage), C&F Finance Company (C&F Finance), C&F Wealth Management Corporation (C&F Wealth Management), C&F Insurance Services, Inc., and CVB Title Services, Inc., all incorporated under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, originates and sells residential mortgages, provides mortgage loan origination services to third-party lenders and, through its subsidiary Certified Appraisals LLC, provides ancillary mortgage loan production services for residential appraisals. C&F Mortgage owns a 51 percent interest in C&F Select LLC, which was organized in January 2019 and is also engaged in the business of originating and selling residential mortgages.  C&F Finance, acquired in September 2002, is a finance company purchasing automobile, marine and recreational vehicle (RV) loans through indirect lending programs. C&F Wealth Management, organized in April 1995, is a full-service brokerage firm offering a comprehensive range of wealth management services and insurance products through third-party service providers. C&F Insurance Services, Inc., was organized in July 1999, for the primary purpose of owning an equity interest in an independent insurance agency that operates in Virginia and North Carolina. CVB Title Services, Inc. was organized for the primary purpose of owning an equity interest in a full service title and settlement agency. Business segment data is presented in Note 21.

Basis of Presentation: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, impairment of loans and evaluation of goodwill for impairment. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made.

The COVID-19 pandemic has caused a significant disruption in economic activity worldwide, including in market areas served by the Corporation. Estimates for the allowance for loan losses at December 31, 2020 include probable losses related to the pandemic. The Corporation expects that the pandemic will continue to have an effect on its results of operations. If economic conditions deteriorate further, then additional provision for loan losses may be required in future periods. It is unknown how long these conditions will last and what the ultimate financial impact will be to the Corporation. Depending on the severity and duration of the economic consequences of the pandemic, the Corporation’s goodwill may become impaired.

Reclassification:  Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. None of these reclassifications are considered material.

Significant Group Concentrations of Credit Risk: The Corporation invests in a variety of securities, principally obligations of U.S. government agencies and obligations of states and political subdivisions. At December 31, 2020, securities issued by the Commonwealth of Virginia and its political subdivisions comprised 16.8 percent of its state and political subdivision portfolio.  There are no concentrations of any state or issuer in the Corporation’s portfolio of securities available for sale that exceed ten percent of stockholders’ equity at December 31, 2020, and the Corporation does not have any other significant securities concentrations in any one industry or geographic region.  Additional information about the Corporation’s securities portfolio and investment activities is presented in Note 4.

States in which significant concentrations of the Corporation’s lending activities exist include Virginia, Tennessee, Georgia and Ohio. At December 31, 2020, 51.8 percent of the Corporation’s loan portfolio consisted of commercial, financial and agricultural loans, which include loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property. In addition, 19.8 percent of the Corporation’s loan portfolio consisted of non-prime consumer finance loans to individuals, secured by automobiles. The Corporation does not have any significant loan concentrations to any one customer. Additional information about the Corporation’s lending activities is presented in Note 5.

Cash and Cash Equivalents: For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash, balances due from banks, interest-bearing deposits in banks and federal funds sold, all of which mature within 90 days. The Bank is typically required to maintain cash reserve balances on hand or with the Federal Reserve Bank (FRB). At December 31, 2020, there was no minimum reserve requirement as a result of a rule adopted by the FRB in March 2020 eliminating the reserve requirement.  At December 31, 2019, the minimum reserve requirement was $1.03 million.

Securities: Investments in debt securities are classified as either held to maturity, available for sale, or trading, based on management’s intent. Currently all of the Corporation’s debt securities are classified as available for sale. Available for sale debt securities are carried at estimated fair value with the corresponding unrealized gains and losses recognized in other comprehensive income. Gains or losses are recognized in net income on the trade date using the amortized cost of the specific security sold. Purchase premiums are recognized in interest income using the effective interest rate method over the period from purchase to maturity or, for callable securities, the earliest call date, and purchase discounts are recognized in the same manner from purchase to maturity.

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

Loans Held for Sale: The Corporation has elected to use a fair value accounting option for loans originated for resale by its mortgage banking segment.  These loans are classified as loans held for sale (LHFS) and are measured at fair value in accordance with Accounting Standards Codification (ASC) Topic 820 - Fair Value Measurement, with changes in fair value reported in net income as a component of “Gains on sales of loans.” Substantially all loans originated by the mortgage banking segment are held for sale to outside investors.

Loans Acquired in a Business Combination: Loans acquired in a business combination, such as the Corporation’s acquisition of Peoples, are recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses. Purchased credit-impaired (PCI) loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Corporation will not collect all contractually required principal and interest payments. When determining fair value, PCI loans were aggregated into pools of loans based on common risk characteristics as of the date of acquisition such as loan type, date of origination, and evidence of credit quality deterioration such as internal risk grades and past due and nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the “nonaccretable difference,” and is not recorded. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. On a quarterly basis, the Corporation evaluates its estimate of cash flows expected to be collected.  Estimates of cash flows for PCI loans require significant judgment. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses, while subsequent increases in cash flows may result in a reversal of post-acquisition provision for loan losses, or a transfer from nonaccretable difference to accretable yield that increases interest income over the remaining life of the loan or pool(s) of loans.  Disposals of loans, which may include sale of loans to third parties, receipt of payments in full or part from the borrower or foreclosure of the collateral, result in removal of the loan from the PCI loan portfolio at its carrying amount.

PCI loans are not classified as nonperforming loans by the Corporation at the time they are acquired, regardless of whether they had been classified as nonperforming by the previous holder of such loans, and they will not be classified as nonperforming so long as, at quarterly re-estimation periods, we believe we will fully collect the new carrying value of the pools of loans.

Loans not designated PCI loans as of the acquisition date are designated purchased performing loans. The Corporation accounts for purchased performing loans using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value, including a credit discount. The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for purchased performing loans. A provision for loan losses may be required in future periods for any deterioration in these loans in future periods.

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

The Corporation has accommodated certain borrowers affected by the COVID-19 pandemic by granting short-term payment deferrals or periods of interest-only payments, including loans that remain in deferral as of December 31, 2020, with an aggregate balance of $30.74 million.  Generally, a short-term payment deferral does not result in a loan modification being classified as a TDR. Additionally, the Coronavirus Aid, Relief and Economic Security Act (CARES Act), enacted on March 27, 2020, and as subsequently supplemented, provided that certain loan modifications that were (1) related to COVID-19 and (2) for loans that were not more than 30 days past due as of December 31, 2019 are not required to be designated as TDRs.  Additional information on loan modifications related to COVID-19 is presented in Note 5.

In the ordinary course of business, the Corporation has entered into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the Consolidated Balance Sheets when they are funded.

Paycheck Protection Program: Beginning in April 2020, the Corporation originated loans under the Paycheck Protection Program (PPP) of the Small Business Administration (SBA).  PPP loans are fully guaranteed by the SBA, and in some cases borrowers may be eligible to obtain forgiveness of the loans, in which case loans would be repaid by the SBA.  As repayment of the PPP loans is guaranteed by the SBA, the Corporation does not recognize a reserve for PPP loans in its allowance for loan losses.  The Corporation received fees from the SBA of one percent to five percent of the principal amount of each loan originated under the PPP.  Fees received from the SBA are recognized net of direct origination costs in interest income over the life of the related loans.  Recognition of fees related to PPP loans is dependent upon the timing of ultimate repayment or forgiveness.  Aggregate fees from the SBA of $3.72 million, net of direct costs, will be recognized in interest income over the life of the loans, of which $2.16 million remains unrecognized as of December 31, 2020. In 2020, the Corporation recognized $1.56 million in net loan fees related to PPP loans in interest income on loans in the Consolidated Statement of Income.

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

●	Real estate residential mortgage loans carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.
●	Real estate construction loans carry risks that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral may, at any point in time, be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure unrelated to the project.
●	Commercial, financial and agricultural loans carry risks associated with the successful operation of a business or a real estate project, in addition to other risks associated with the ownership of real estate, because the repayment of these loans may be dependent upon the profitability and cash flows of the business or project. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much precision.
●	Consumer and consumer finance loans carry risks associated with the continued credit-worthiness of the borrower and the value of the collateral (e.g., rapidly-depreciating assets such as automobiles and marine and recreational vehicles (RVs)), or lack thereof. Consumer loans are more likely than real estate loans to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy.
●	Equity lines of credit carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

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

The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses that are probable of arising from valid indemnification requests for loans that have been sold by the mortgage banking segment. Management’s judgment in determining the level of the allowance is based on the volume of loans sold, historical experience, current economic conditions, changes in operational and compliance processes, and information provided by investors. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Repossessed Assets:  Repossessed assets primarily consist of vehicles repossessed by C&F Finance due to borrowers’ payment defaults.  The repossession process is generally initiated after a loan becomes more than 60 days delinquent.  Most customers have an opportunity to redeem their repossessed vehicles by paying all outstanding balances, including finance charges and fees.  Vehicles that are not redeemed within a prescribed waiting period following repossession are then reclassified from loans to repossessed assets available-for-sale (included in other assets) and recorded initially at fair value less estimated costs to sell.  The difference between the carrying amount of each loan and the fair value of the vehicle (i.e., the deficiency) is charged against the allowance for loan losses.  The waiting period is determined as the length of time after repossession that C&F Finance is prohibited to sell the vehicle under the laws of the state where the vehicle was repossessed. Accounts still in process of collection or for which the Corporation does not have the legal right to sell continue to be classified as loans until such legal authority is obtained.  At December 31, 2020, repossessed vehicles at fair value less estimated costs to sell included in other assets totaled $291,000, compared to $410,000 at December 31, 2019.

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

Transfer of Financial Assets: Transfers of loans are accounted for as sales when control over the loans has been surrendered. Control over transferred loans is deemed to be surrendered when (1) the loans have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred loans and (3) the Corporation does not maintain effective control over the transferred loans through an agreement to repurchase them before their maturity.  During the year ended December 31, 2020, the Corporation recognized a gain of $3.49 million upon the sale of a pool of loans that were held for investment.  The loans sold were a pool of PCI loans, and the gain recognized resulted from the release of a portion of the remaining purchase discount on the pool of loans.

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

Share-Based Compensation: Share-based compensation expense for grants of restricted shares is accounted for using the fair value of the Corporation’s common stock on the date the restricted shares are awarded. Compensation expense for restricted shares is charged to income ratably over the required service period. Forfeitures reduce compensation expense for the periods in which forfeitures actually occur. Income tax windfalls or shortfalls related to the amount deductible upon vesting of restricted stock awards is recorded in income tax expense in the period the stock awards become vested.

Earnings Per Share: The Corporation applies the two-class method of computing basic and diluted earnings per share (EPS), which allocates a portion of undistributed earnings to the Corporation’s unvested restricted shares awarded to employees and non-employee directors.  These restricted shares are participating securities which contain rights to nonforfeitable dividends prior to vesting. Accordingly, the weighted average number of shares outstanding used in the calculation of basic and diluted EPS includes both common shares and unvested restricted shares outstanding. EPS calculations are presented in Note 13.

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the Consolidated Balance Sheets. The Corporation’s derivative financial instruments include (1) interest rate swaps that qualify and are designated as cash flow hedges on the Corporation’s trust preferred capital notes, (2) interest rate swaps with certain qualifying commercial loan customers and dealer counterparties and (3) interest rate contracts arising from mortgage banking activities, including interest rate lock commitments (IRLCs) on mortgage loans and related forward sales of mortgage loans and mortgage backed securities. The gain or loss on the Corporation’s cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. IRLCs, forward sales contracts and interest rate swaps with loan customers and dealer counterparties are not designated as hedging instruments, and therefore changes in the fair value of these instruments are reported as noninterest income. The Corporation’s derivative financial instruments are described more fully in Note 22.

Leases: The Corporation’s leases comprise primarily operating and financing leases of real estate and office equipment in which the Corporation or one of its subsidiaries is the lessee.  The Corporation recognizes a lease liability and a right-of-use asset in connection with leases in which it is a lessee, except for leases with a term of twelve months or less.  A lease liability represents the Corporation’s obligation to make future payments under lease contracts, and a right-of-use asset represents the Corporation’s right to control the use of the underlying property during the lease term.  Lease liabilities and right-of-use assets are recognized upon commencement of a lease and measured as the present value of lease payments over the lease term, discounted at the incremental borrowing rate of the lessee.  The Corporation has elected not to separate lease and nonlease components within the same contract and instead to account for the entire contract as a lease.

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

Other Service Charges and Fees.  The Corporation earns fees from its customers for transaction-based services. Such services include ATM, stop payment and wire transfer fees at the community banking segment and on-line payment processing fees at the consumer finance segment. In each case, these service charges and fees are recognized in income at the time or within the same period that the Corporation’s performance obligation is satisfied.

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

NOTE 2: Adoption of New Accounting Standards

On January 1, 2020, the Corporation adopted ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” These amendments modified the disclosure requirements in Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty. The applicable amendments of ASU 2018-13 were applied prospectively and did not have a material effect on the Corporation’s consolidated financial statements.

NOTE 3:  Business Combination

On January 1, 2020, the Corporation completed its acquisition of Peoples Bankshares, Incorporated (Peoples).  Peoples shareholders received 0.5366 shares of the Corporation’s common stock and $27.00 in cash for each share of Peoples common stock, with cash paid in lieu of any fractional shares of the Corporation’s common stock.  In connection with the transaction, the Corporation paid aggregate cash consideration of $10.58 million and issued 209,871 shares of its common stock to the shareholders of Peoples.

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

Loans acquired from Peoples had aggregate outstanding principal of $131.92 million and an estimated fair value of $124.20 million.  The discount between the outstanding principal balance and fair value represents expected credit losses and adjustments for market interest rates.  Under the acquisition method, the allowance for loan losses recorded in the books of Peoples in the amount of $2.87 million was not carried over into the books of the Corporation.  Loans that have evidence of deterioration in credit quality since origination are categorized as purchased credit impaired (PCI).  PCI loans acquired from Peoples included medical student loans with an outstanding principal balance of $4.28 million and a fair value of $635,000 at January 1, 2020, which were purchased by Peoples and the performance of which was previously backed by surety bonds.  The surety bonds were terminated in 2018 when the issuer of the bond was placed into liquidation by its insurance regulator, and replacement surety bond coverage was not obtained.  The Bank subsequently sold these medical student loans during the year ending December 31, 2020.

Information about PCI loans acquired from Peoples as of January 1, 2020 is as follows:

(Dollars in thousands)	January 1, 2020
Contractual principal and interest due	$20,310
Nonaccretable difference	(7,679)
Expected cash flows	12,631
Accretable yield	(3,372)
Purchased credit impaired loans - estimated fair value	$9,259

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

The following table presents certain unaudited pro forma information as if the acquisition had taken place on January 1, 2019. These results combine the historical results of Peoples and the Corporation for the period prior to the merger.  While certain adjustments were made for estimated effects resulting from the application of the acquisition method, including certain fair value adjustments, this pro forma information is not indicative of what would have occurred had the acquisition actually taken place on January 1, 2019. Pro forma adjustments for the year ended December 31, 2019 include the net impact of accretion of loan discounts related to market interest rates, amortization of premiums on deposits and borrowings, amortization of intangible assets and related income taxes.  Unaudited pro forma net income for the year ended December 31, 2019 includes after tax merger related expenses of $2.76 million, or $(0.75) per share.  These amounts include $2.11 million recorded by Peoples, which was primarily related to pre-existing employment agreements, contract termination costs paid to Peoples’ core processing provider, and fees for legal and financial advisors.  Unaudited pro forma net income also includes provision for loan losses recorded by Peoples for loans that were recorded by the Corporation at fair value upon acquisition and have no allowance for loan losses in the books of the Corporation.  Additionally, the Corporation has achieved certain operational cost savings and other efficiencies as a result of the acquisition and integration of Peoples which are not reflected in the unaudited pro forma amounts below.

Unaudited Pro Forma
Year Ended
(Dollars in thousands, except per share amounts)	December 31, 2019
Total revenues (net interest income plus nonintererest income)	$120,173
Net income	$18,261
Net income per share, basic and diluted	$4.99

The revenue and earnings amounts specific to Peoples since the acquisition date that are included in the consolidated results for 2020 are not readily determinable.  Disclosure of these amounts is impracticable due to the merging of certain processes and systems at the acquisition date.

The Corporation recorded merger related expenses in connection with the acquisition of Peoples of $1.40 million ($1.13 million after income taxes) for the year ended December 31, 2020 and $709,000 ($653,000, after income taxes) for the year ended December 31, 2019.  As of December 31, 2020, the Corporation has recorded aggregate merger related expenses of $2.10 million ($1.78 million after income taxes). These costs included primarily the integration of systems and operations and legal and consulting expenses, which have been expensed as incurred.

NOTE 4: Securities

The Corporation’s debt securities, all of which are classified as available for sale, are summarized as follows:

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$48,171	$121	$(10)	$48,282
Mortgage-backed securities	120,664	3,165	(115)	123,714
Obligations of states and political subdivisions	100,405	2,436	(36)	102,805
Corporate and other debt securities	11,584	47	(43)	11,588
	$280,824	$5,769	$(204)	$286,389

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$21,454	$3	$(17)	$21,440
Mortgage-backed securities	85,649	979	(43)	86,585
Obligations of states and political subdivisions	80,656	1,111	(59)	81,708
	$187,759	$2,093	$(119)	$189,733

The amortized cost and estimated fair value of securities at December 31, 2020, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	December 31, 2020
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$74,739	$75,015
Due after one year through five years	153,514	157,622
Due after five years through ten years	50,490	51,572
Due after ten years	2,081	2,180
	$280,824	$286,389

The following table presents the gross realized gains and losses on and the proceeds from the sales, maturities and calls of securities.  During the year ended December 31, 2020, $5.99 million in proceeds were related to sales of securities acquired in the acquisition of Peoples.  There were no sales of securities during the years ended December 31, 2019 and 2018.

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Realized gains from sales, maturities and calls of securities:
Gross realized gains	$38	$10	$10
Gross realized losses	—	—	—
Net realized gains	$38	$10	$10
Proceeds from sales, maturities, calls and paydowns of securities	$123,741	$75,583	$51,067

The Corporation pledges securities primarily to secure public deposits and repurchase agreements. Securities with an aggregate amortized cost of $146.66 million and an aggregate fair value of $150.13 million were pledged at December 31, 2020. Securities with an aggregate amortized cost of $126.22 million and an aggregate fair value of $127.47 million were pledged at December 31, 2019.

Securities in an unrealized loss position at December 31, 2020, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies and corporations	$12,719	$10	$—	$—	$12,719	$10
Mortgage-backed securities	15,691	115	—	—	15,691	115
Obligations of states and political subdivisions	5,110	36	—	—	5,110	36
Corporate and other debt securities	4,271	43	—	—	4,271	43
Total temporarily impaired securities	$37,791	$204	$—	$—	$37,791	$204

There were 31 debt securities totaling $37.79 million of aggregate fair value considered temporarily impaired at December 31, 2020. The primary cause of the temporary impairments in the Corporation’s investments in debt securities was fluctuations in interest rates. The Corporation concluded that no other-than-temporary impairment existed in its securities portfolio at December 31, 2020, and no other-than-temporary impairment loss has been recognized in net income, based primarily on the fact that changes in fair value were caused primarily by fluctuations in interest rates, there were no securities with unrealized losses that were significant relative to their carrying amounts, no securities have been in an unrealized loss position continuously for more than 12 months, securities with unrealized losses had generally high credit quality, the Corporation intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Corporation will not be required to sell these investments before a recovery of its investment, and issuers have continued to make timely payments of principal and interest. Additionally, the Corporation’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

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

The Corporation’s investment in restricted stock totaled $1.64 million at December 31, 2020 and consisted of Federal Home Loan Bank (FHLB) stock.  Restricted stock is generally viewed as a long-term investment, which is carried at cost because there is no market for the stock other than the FHLBs. Therefore, when evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing any temporary decline in value. The Corporation did not consider its investment in restricted stock to be other-than-temporarily impaired at December 31, 2020 and no impairment has been recognized.

NOTE 5: Loans

Major classifications of loans are summarized as follows:

	December 31,
(Dollars in thousands)	2020	2019
Real estate – residential mortgage	$218,298	$181,295
Real estate – construction [1]	62,147	54,246
Commercial, financial and agricultural [2]	700,215	500,812
Equity lines	48,466	52,083
Consumer	11,028	13,756
Consumer finance	312,252	312,999
	1,352,406	1,115,191
Less allowance for loan losses	(39,156)	(32,873)
Loans, net	$1,313,250	$1,082,318
1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending (which includes loans originated under the PPP).

Consumer loans included $284,000 and $449,000 of demand deposit overdrafts at December 31, 2020 and 2019, respectively.

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting.  The outstanding principal balance and the carrying amount at December 31, 2020 and 2019 of loans acquired in business combinations were as follows:

	December 31, 2020			December 31, 2019
	Acquired Loans -	Acquired Loans -		Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total	Credit Impaired	Performing	Total
Outstanding principal balance	$12,760	$89,043	$101,803	$6,262	$27,839	$34,101
Carrying amount
Real estate – residential mortgage	$1,473	$15,117	$16,590	$107	$7,035	$7,142
Real estate – construction	—	1,077	1,077	—	—	—
Commercial, financial and agricultural[1]	4,758	58,796	63,554	563	11,338	11,901
Equity lines	80	10,182	10,262	35	8,046	8,081
Consumer	48	1,924	1,972	—	3	3
Total acquired loans	$6,359	$87,096	$93,455	$705	$26,422	$27,127
1	Includes acquired loans classified by the Corporation as commercial real estate lending and commercial business lending.

The following table presents a summary of the change in the accretable yield of loans classified as PCI loans:

	Year Ended December 31,
(Dollars in thousands)	2020	2019
Accretable yield, balance at beginning of period	$4,721	$5,987
Acquisition of Peoples	3,372	—
Accretion	(3,032)	(3,360)
Sale of PCI loan pool	(323)	—
Reclassification of nonaccretable difference due to improvement in expected cash flows	521	1,587
Other changes, net	(1,211)	507
Accretable yield, balance at end of period	$4,048	$4,721

Loans on nonaccrual status at December 31, 2020 and 2019 were as follows:

	December 31,
(Dollars in thousands)	2020	2019
Real estate – residential mortgage	$276	$1,526
Commercial, financial and agricultural:
Commercial business lending	2,428	11
Equity lines	191	229
Consumer	107	118
Consumer finance	402	611
Total loans on nonaccrual status	$3,404	$2,495

The past due status of loans as of December 31, 2020 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$1,100	$154	$176	$1,430	$1,473	$215,395	$218,298	$145
Real estate – construction:
Construction lending	—	—	—	—	—	49,659	49,659	—
Consumer lot lending	—	—	—	—	—	12,488	12,488	—
Commercial, financial and agricultural:
Commercial real estate lending	—	—	—	—	4,758	437,145	441,903	—
Land acquisition and development lending	—	—	—	—	—	37,724	37,724	—
Builder line lending	—	—	—	—	—	18,194	18,194	—
Commercial business lending	24	—	—	24	—	202,370	202,394	—
Equity lines	52	—	—	52	80	48,334	48,466	—
Consumer	2	—	—	2	48	10,978	11,028	—
Consumer finance	8,249	967	402	9,618	—	302,634	312,252	—
Total	$9,427	$1,121	$578	$11,126	$6,359	$1,334,921	$1,352,406	$145
1	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $2.86 million, 30-59 days past due of $115,000 and 90+ days past due of $433,000.

The past due status of loans as of December 31, 2019 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$1,428	$161	$1,016	$2,605	$107	$178,583	$181,295	$—
Real estate – construction:
Construction lending	—	—	—	—	—	40,943	40,943	—
Consumer lot lending	—	—	—	—	—	13,303	13,303	—
Commercial, financial and agricultural:
Commercial real estate lending	—	—	—	—	563	325,991	326,554	—
Land acquisition and development lending	—	—	—	—	—	42,891	42,891	—
Builder line lending	—	—	—	—	—	26,373	26,373	—
Commercial business lending	73	18	—	91	—	104,903	104,994	—
Equity lines	229	56	223	508	35	51,540	52,083	109
Consumer	20	10	—	30	—	13,726	13,756	—
Consumer finance	11,034	1,420	611	13,065	—	299,934	312,999	—
Total	$12,784	$1,665	$1,850	$16,299	$705	$1,098,187	$1,115,191	$109
1	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $547,000, 30-59 days past due of $197,000, 60-89 days past due of $10,000 and 90+ days past due of $1.74 million.

Loan modifications that were classified as TDRs, and the recorded investment in those loans at the time of their modification, during the years ended December 31, 2020 and 2019 and 2018 were as follows:

	Year Ended December 31,
	2020		2019		2018
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Real estate – residential mortgage	2	$176	2	$95	1	$140
Equity lines	1	84	—	—	—	—
Consumer	—	—	1	121	1	5
Total	3	$260	3	$216	2	$145

Each of the TDRs during the year ended December 31, 2020, two TDRs during the year ended December 31, 2019 and one during the year ended December 31, 2018 included modifications of the loan’s payment structure.  One TDR during the year ended December 31, 2019 and one during the year ended December 31, 2018 included modifications of the loan’s interest rate. There were no TDRs in the years ended December 31, 2020, 2019 or 2018 that included a reduction in principal as part of the loan’s modification.

All TDRs are considered impaired loans and are individually evaluated in the determination of the allowance for loan losses. A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due.  The specific reserve associated with a TDR is reevaluated when a TDR payment default occurs. There were no TDR payment defaults during the years ended December 31, 2020, 2019 or 2018.

In response to the effects of the COVID-19 pandemic, including economic disruption and adverse impacts to commercial and consumer borrowers, the Bank has accommodated certain borrowers by granting short-term payment deferrals or periods of interest-only payments, which generally were less than six months for each borrower. Generally, a short-term payment deferral does not result in a loan modification being classified as a TDR. As of December 31, 2020, there were $30.74 million of loans whose modification periods had not ended or had been extended. Of these loans, $30.17 million were not required to be evaluated as TDRs as a result of the CARES Act.

Impaired loans, which included TDRs of $3.58 million, and the related allowance at December 31, 2020 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$2,326	$931	$1,279	$77	$2,353	$105
Commercial, financial and agricultural:
Commercial real estate lending	1,397	—	1,397	89	1,404	73
Commercial business lending	2,430	—	2,428	585	2,573	—
Equity lines	120	111	—	—	119	2
Consumer	147	—	132	128	154	3
Total	$6,420	$1,042	$5,236	$879	$6,603	$183

Impaired loans, which included TDRs of $4.35 million, and the related allowance at December 31, 2019 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$3,891	$2,192	$1,479	$72	$3,506	$155
Commercial, financial and agricultural:
Commercial real estate lending	1,459	4	1,447	77	1,581	82
Equity lines	31	31	—	—	32	2
Consumer	130	—	121	118	123	—
Total	$5,511	$2,227	$3,047	$267	$5,242	$239

NOTE 6: Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Balance at December 31, 2017	$2,371	$605	$7,478	$688	$231	$24,353	$35,726
Provision charged to operations	(140)	122	(440)	418	140	10,906	11,006
Loans charged off	(42)	—	(409)	—	(344)	(16,477)	(17,272)
Recoveries of loans previously charged off	57	—	59	—	230	4,217	4,563
Balance at December 31, 2018	2,246	727	6,688	1,106	257	22,999	34,023
Provision charged to operations	(146)	(46)	458	(235)	329	8,155	8,515
Loans charged off	(46)	—	(29)	(138)	(349)	(13,991)	(14,553)
Recoveries of loans previously charged off	26	—	4	—	228	4,630	4,888
Balance at December 31, 2019	2,080	681	7,121	733	465	21,793	32,873
Provision charged to operations	808	294	3,589	(47)	(34)	6,470	11,080
Loans charged off	(62)	—	(18)	—	(231)	(9,331)	(9,642)
Recoveries of loans previously charged off	88	—	4	1	171	4,581	4,845
Balance at December 31, 2020	$2,914	$975	$10,696	$687	$371	$23,513	$39,156

The following table presents, as of December 31, 2020, the balance of the allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$77	$—	$674	$—	$128	$—	$879
Collectively evaluated for impairment	2,837	975	10,022	687	243	23,513	38,277
Acquired loans - PCI	—	—	—	—	—	—	—
Total allowance	$2,914	$975	$10,696	$687	$371	$23,513	$39,156
Loans:
Individually evaluated for impairment	$2,210	$—	$3,825	$111	$132	$—	$6,278
Collectively evaluated for impairment	214,615	62,147	691,632	48,275	10,848	312,252	1,339,769
Acquired loans - PCI	1,473	—	4,758	80	48	—	6,359
Total loans	$218,298	$62,147	$700,215	$48,466	$11,028	$312,252	$1,352,406

The following table presents, as of December 31, 2019, the balance of the allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$72	$—	$77	$—	$118	$—	$267
Collectively evaluated for impairment	2,008	681	7,044	733	347	21,793	32,606
Acquired loans - PCI	—	—	—	—	—	—	—
Total allowance	$2,080	$681	$7,121	$733	$465	$21,793	$32,873
Loans:
Individually evaluated for impairment	$3,671	$—	$1,451	$31	$121	$—	$5,274
Collectively evaluated for impairment	177,517	54,246	498,798	52,017	13,635	312,999	1,109,212
Acquired loans - PCI	107	—	563	35	—	—	705
Total loans	$181,295	$54,246	$500,812	$52,083	$13,756	$312,999	$1,115,191

Loans by credit quality indicators as of December 31, 2020 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$215,712	$1,715	$595	$276	$218,298
Real estate – construction:
Construction lending	49,659	—	—	—	49,659
Consumer lot lending	12,488	—	—	—	12,488
Commercial, financial and agricultural:
Commercial real estate lending	415,506	15,507	10,890	—	441,903
Land acquisition and development lending	37,724	—	—	—	37,724
Builder line lending	18,194	—	—	—	18,194
Commercial business lending	196,743	3,124	99	2,428	202,394
Equity lines	48,140	132	3	191	48,466
Consumer	10,832	48	41	107	11,028
	$1,004,998	$20,526	$11,628	$3,002	$1,040,154
1	At December 31, 2020, the Corporation did not have any loans classified as Doubtful or Loss.

Included in the table above are loans purchased in connection with the acquisition of Peoples of $53.01 million pass rated, $695,000 special mention and $2.98 million substandard.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$311,850	$402	$312,252

Loans by credit quality indicators as of December 31, 2019 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$177,049	$1,839	$881	$1,526	$181,295
Real estate – construction:
Construction lending	40,943	—	—	—	40,943
Consumer lot lending	13,303	—	—	—	13,303
Commercial, financial and agricultural:
Commercial real estate lending	323,218	3,266	70	—	326,554
Land acquisition and development lending	33,870	9,021	—	—	42,891
Builder line lending	25,995	378	—	—	26,373
Commercial business lending	104,291	692	—	11	104,994
Equity lines	51,662	181	11	229	52,083
Consumer	13,632	6	—	118	13,756
	$783,963	$15,383	$962	$1,884	$802,192
1	At December 31, 2019, the Corporation did not have any loans classified as Doubtful or Loss.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$312,388	$611	$312,999

NOTE 7: OREO

At December 31, 2020 and 2019, the carrying amount of OREO was $907,000 and $1.10 million, respectively. At both December 31, 2020 and 2019, OREO was primarily comprised of a property in Midlothian, Virginia previously used by the Bank as its Bellgrade branch, which was consolidated into a nearby branch in 2019.  OREO is otherwise comprised of residential properties and non-residential properties associated with commercial relationships, and are located primarily in Virginia.  Changes in the balance for OREO are as follows:

	Year Ended December 31,
(Dollars in thousands)	2020	2019
Balance at the beginning of year, gross	$1,191	$303
Additions	344	1,401
Charge-offs	(57)	—
Sales proceeds	(364)	(521)
Gain on disposition	—	8
Balance at the end of year, gross	1,114	1,191
Less valuation allowance	(207)	(88)
Balance at the end of year, net	$907	$1,103

Changes in the allowance for OREO losses are as follows:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Balance at the beginning of year	$88	$57	$57
Provision for losses	176	31	—
Charge-offs, net	(57)	—	—
Balance at the end of year	$207	$88	$57

Other net noninterest expense applicable to OREO, excluding the provision for losses and gain or loss on disposition, was $38,000, $34,000 and $26,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 8: Corporate Premises and Equipment

Major classifications of corporate premises and equipment are summarized as follows:

	December 31,
(Dollars in thousands)	2020	2019
Land	$8,961	$7,806
Buildings	45,352	35,933
Equipment, furniture and fixtures	21,278	18,285
	75,591	62,024
Less accumulated depreciation	(31,459)	(26,763)
	$44,132	$35,261

NOTE 9: Goodwill and Other Intangible Assets

The carrying amount of goodwill was $25.19 million and $14.43 million at December 31, 2020 and 2019, respectively. The following table presents the changes in goodwill during the year ended December 31, 2020.  There were no changes in the recorded balance of goodwill during the year ended December 30, 2019.

	Community	Consumer
(Dollars in thousands)	Banking	Finance	Total
Balance as of January 1, 2020	$3,702	$10,723	$14,425
Acquisition of Peoples Bankshares, Incorporated	10,766	—	10,766
Balance at December 31, 2020	$14,468	$10,723	$25,191

The Corporation had $2.29 million and $912,000 of other intangible assets as of December 31, 2020 and 2019, respectively.  Other intangible assets were recognized in connection with the core deposits acquired from Peoples in 2020 and customer relationships acquired by C&F Wealth Management in 2016.  The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets:

	December 31,		December 31,
	2020		2019
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangibles	$1,711	$(171)	$—	$—
Other intangibles	1,405	(654)	1,405	(493)
Total	$3,116	$(825)	$1,405	$(493)

Amortization expense was $332,000, $230,000 and $451,000 for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization expense for 2019 and 2018 included expense related to core deposit intangibles recognized in a previous acquisistion, which was fully amortized by December 31, 2019.

Estimated future amortization expense by year as of December 31, 2020 is as follows:

(Dollars in thousands)
2021	$314
2022	298
2023	273
2024	260
2025	237
Thereafter	909
Total	$2,291

NOTE 10: Leases

The Corporation’s leases comprise primarily leases of real estate and office equipment in which the Corporation is the lessee.  Lease cost for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
(Dollars in thousands)	2020	2019
Operating lease cost	$1,616	$1,681
Finance lease cost:
Amortization of right-of-use asset	166	—
Interest on lease liability	70	—
Short-term lease cost	219	128
Variable lease cost	52	43
Total lease cost	$2,123	$1,852

Interest on lease liability cost is included in “Interest expense – Borrowings” and all other lease costs are included in “Occupancy” on the Consolidated Statements of Income. Variable lease payments primarily represent payments for common area maintenance related to real estate leases and taxes and fees related to equipment leases that are not included in base rent payments and changes in lease payments that are adjusted for inflation.

The Corporation adopted ASC 842 effective January 1, 2019.  Prior to January 1, 2019, the Corporation measured lease expense in accordance with ASC Topic 840.  During the year ended December 31, 2018, the Corporation recognized lease expense of $1.68 million.

Certain of the Corporation’s leases contain options to extend the lease term beyond the initial term.  Options to extend the lease term are recognized as part of the Corporation’s lease liabilities and right-of-use assets at the commencement of a lease to the extent the Corporation is reasonably certain to exercise such options.

The Corporation’s right-of-use assets, lease liabilities, weighted average remaining lease term and weighted average discount rate of the Corporation’s leases are set forth in the table below.

	December 31,	December 31,
(Dollars in thousands)	2020	2019
Operating leases:
Right of use assets	$2,404	$2,785
Lease liabilities	2,488	2,813
Weighted average remaining lease term (years)	3.0	3.0
Weighted average discount rate	2.2%	3.2%

Finance leases:
Right of use assets	$6,193	$—
Lease liabilities	6,305	—
Weighted average remaining lease term (years)	19.5	—
Weighted average discount rate	2.0%	—%

Right of use assets are included in “Other Assets” on the Consolidated Balance Sheets.  Operating lease liabilities are included in “Other Liabilities,” and Finance lease liabilities are included in “Long-term Borrowings” in the Consolidated Balance Sheets.  During the year ended December 31, 2020, the Corporation obtained right-of-use assets in exchange for lease liabilities in operating leases and finance leases of $1.11 million and $6.36 million, respectively.  During the year ended December 31, 2019, the Corporation obtained right of use assets in exchange for lease liabilities in operating leases of $1.14 million.

Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
(Dollars in thousands)	2020	2019
Operating leases:
Operating cash flows	$1,659	$1,567
Finance leases:
Operating cash flows	70	—
Financing cash flows	53	—
Total cash flows	$1,782	$1,567

Maturities of the Corporation’s lease liabilities are as follows:

	December 31, 2020
(Dollars in thousands)	Operating Leases	Finance Leases
2021	$1,172	$61
2022	670	329
2023	460	338
2024	161	346
2025	122	355
Thereafter	17	6,373
Total	2,602	7,802
Imputed interest	(114)	(1,497)
Lease liabilities	$2,488	$6,305

NOTE 11: Time Deposits

Time deposits are summarized as follows:

	December 31,
(Dollars in thousands)	2020	2019
Certificates of deposit, over $250	$125,293	$109,310
Other time deposits	344,290	312,746
	$469,583	$422,056

Remaining maturities on time deposits are as follows:

(Dollars in thousands)	December 31, 2020
2021	$328,215
2022	77,042
2023	28,707
2024	19,454
2025	13,833
Thereafter	2,332
$469,583

NOTE 12: Borrowings

The table below presents selected information on short-term borrowings:

	December 31,
(Dollars in thousands)	2020	2019
Balance outstanding at year end[1]	$20,455	$16,360
Maximum balance at any month end during the year	$60,481	$17,178
Average balance for the year	$22,737	$15,533
Weighted average rate for the year	0.54%	1.05%
Weighted average rate on borrowings at year end	0.49%	0.82%
Estimated fair value at year end	$20,455	$16,360
1	Consists of repurchase transactions with customers, which generally mature the day following the day sold and are secured by investment securities.

Long-term borrowings at December 31, 2020 are comprised of $4.00 million of the Corporation’s subordinated notes due in 2028 (the 2028 Subordinated Notes) and $20.00 million of the Corporation’s subordinated notes due in 2030 (the 2030 Subordinated Notes).  The 2028 Subordinated Notes bear interest at a fixed rate of 6.99 percent, and may be redeemed at the option of the Corporation at any time beginning in April 2023. The 2030 Subordinated Notes bear interest at a fixed rate of 4.875 percent until September 2025 and at the three month SOFR plus 475.5 basis points thereafter.  The 2030 Subordinated Notes may be redeemed at the option of the Corporation at any time beginning in September 2025.  The subordinated notes of the Corporation rank junior to all future senior indebtedness of the Corporation and are structurally subordinated to all existing and future debt and liabilities of the Corporation and its subsidiaries.  These borrowings are presented in the Consolidated Balance Sheets net of issuance costs and, as applicable, acquisition premium.

C&F Finance has a $50.00 million non-recourse revolving bank line of credit secured by its consumer finance loans.  The interest rate on the revolving bank line of credit, which matures in 2022, floats at the one-month LIBOR rate with a floor of 30 basis points plus a margin of 200 basis points. There was no outstanding balance on the C&F Finance revolving bank line of credit at December 31, 2020, and the outstanding balance of $75.03 million at December 31, 2019 was presented in long-term borrowings in the Consolidated Balance Sheet.  The maximum commitment amount was reduced to $50.00 million in 2020 at the request of C&F Finance.  C&F Finance pays an unused commitment fee of up to 75 basis points on the portion of the commitment amount that is not outstanding.  The line of credit agreement contains certain covenants regarding C&F Finance’s capital adequacy, collateral performance, adequacy of the allowance for loan losses and interest expense coverage.  C&F Finance satisfied all such covenants during 2020.

During the year ended December 31, 2020, the Corporation repaid its outstanding revolving bank line of credit balance of $75.03 million and repaid FHLB advances of $44.50 million using excess cash.  The Corporation incurred early debt repayment charges of $2.20 million in connection with the payoff of the FHLB advances.

The Corporation’s available sources of credit for future borrowings total approximately $475.62 million at December 31, 2020, which consists of $155.73 million available from the FHLB, $50.00 million on C&F Finance’s revolving bank line of credit, $124.89 million available from the FRB, $95.00 million under unsecured federal funds agreements with third party financial institutions and $50.00 million in repurchase lines of credit with third party financial institutions.  Credit available from the FHLB is secured by a blanket floating lien on all qualifying closed-end and revolving, open-end loans of C&F Bank secured by 1-4 family residential properties.  Credit available from the FRB is secured by liens on specific loans of C&F Bank. Additional loans and securities are available that can be pledged as collateral for future borrowings from the FRB or the FHLB above the current lendable collateral value, including loans held for sale.

C&F Financial Statutory Trust I (Trust I), C&F Financial Statutory Trust II (Trust II) and Central Virginia Bankshares Statutory Trust I (CVBK Trust I) are wholly-owned non-operating subsidiaries of the Corporation, formed for the purpose of issuing trust preferred capital securities. Collectively, these trusts have issued $25.00 million of trust preferred capital securities to institutional investors through private placements and $775,000 in common equity that is held by the

Corporation.  Trust preferred capital securities of $5.00 million issued by CVBK Trust I, $10.00 million issued by Trust I, and $10.00 million issued by Trust II mature in 2033, 2035 and 2037, respectively, and are redeemable at the Corporation’s option.  Each of the trusts is required to make quarterly distributions to the holders of the securities at a rate based on the three-month LIBOR plus a spread of between 1.57 percent and 3.15 percent.  During 2020, 2019 and 2018, the Corporation used interest rate swaps in designated cash flow hedges of interest payments on the trust preferred capital securities to mitigate the effects of changes in interest rates.  At December 31, 2020, the effect of the interest rate swaps was a fixed rate of interest on the securities issued by CVBK Trust I, Trust I and Trust II of 4.64 percent, 3.32 percent and 5.10 percent, respectively.  The principal assets of CVBK Trust I, Trust I and Trust II are trust preferred capital notes of the Corporation of $5.16 million, $10.31 million and $10.31 million, respectively, which have like maturities and like interest rates to the trust preferred capital securities. The interest payments by the Corporation on the notes will be used by the trusts to pay the quarterly distributions on the trust preferred capital securities.  The trusts are unconsolidated subsidiaries of the Corporation, and the Corporation’s trust preferred capital notes are presented as liabilities in the Consolidated Balance Sheets net of acquisition discount, as applicable.

Subject to certain exceptions and limitations, the Corporation may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related capital securities.

NOTE 13: Equity, Other Comprehensive Income and Earnings Per Share

Equity and Noncontrolling Interest

During the years ended December 31, 2020, 2019 and 2018, the Corporation repurchased 16,422 shares, 86,523 shares and 21,232 shares of its common stock, respectively, for an aggregate cost of $630,000, $4.39 million and $1.11 million, respectively, under share repurchase programs authorized by its Board of Directors. Additionally, during the years ended December 31, 2020, 2019 and 2018, the Corporation withheld 9,670 shares, 9,909 shares and 7,982 shares of its common stock, respectively, from employees to satisfy tax withholding obligations upon vesting of restricted stock.

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

Accumulated Other Comprehensive Loss, Net

The following table presents the cumulative balances of the components of accumulated other comprehensive loss, net of deferred taxes of $630,000 and $604,000 as of December 31, 2020 and 2019, respectively.

	December 31,
(Dollars in thousands)	2020	2019
Net unrealized gains on securities	$4,397	$1,560
Net unrecognized losses on cash flow hedges	(1,367)	(69)
Net unrecognized losses on defined benefit plan	(4,985)	(3,740)
Total accumulated other comprehensive loss, net	$(1,955)	$(2,249)

Earnings Per Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Net income attributable to C&F Financial Corporation	$22,117	$18,859	$18,020
Weighted average shares outstanding—basic and diluted	3,648,696	3,450,745	3,501,221

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

NOTE 14: Income Taxes

Principal components of income tax expense as reflected in the Consolidated Statements of Income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Current taxes	$7,612	$4,728	$3,889
Deferred taxes	(817)	354	632
	$6,795	$5,082	$4,521

Income tax expense for the years ended December 31, 2020, 2019 and 2018 differed from the federal statutory rate applied to income before income taxes for the following reasons:

	Year Ended December 31,
	2020		2019		2018
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Income tax at statutory rates	$6,136	21.0%	$5,026	21.0%	$4,734	21.0%
State income taxes	1,449	5.0	695	2.9	575	2.6
Tax-exempt interest income	(493)	(1.7)	(453)	(1.9)	(574)	(2.5)
Excess compensation	328	1.1	—	—	—	—
Change in tax law	(326)	(1.1)	—	—	—	—
Income from bank-owned life insurance	(107)	(0.4)	(149)	(0.6)	(89)	(0.4)
Investments in qualified housing projects	(82)	(0.3)	(93)	(0.4)	(85)	(0.4)
Share based compensation	(77)	(0.3)	(126)	(0.5)	(103)	(0.5)
Merger related expenses	29	0.1	96	0.4	—	—
Other	(62)	(0.2)	86	0.3	63	0.3
	$6,795	23.2%	$5,082	21.2%	$4,521	20.1%

The CARES Act, enacted in March 2020, included a provision that allowed net operating losses generated in years prior to 2020 to be carried back for up to five tax years.  Previously, tax law only allowed for net operating losses to be carried forward to future tax years.  During 2020 the Corporation recognized income tax benefits of $326,000 related to net operating losses generated by Peoples in 2019, which were able to be applied to years prior to 2018 at higher income tax rates than the current statutory rate as a result of the CARES Act.

The Corporation’s net deferred income taxes totaled $13.56 million and $11.22 million at December 31, 2020 and 2019, respectively. The tax effects of each type of significant item that gave rise to deferred taxes are:

	December 31,
(Dollars in thousands)	2020	2019
Deferred tax asset
Allowances for loan losses and OREO losses	$9,743	$8,227
Nonqualified defined contribution plan	3,595	3,247
Lease liabilities	1,906	667
Fair value adjustments related to business combinations	1,716	1,053
Share-based compensation	920	863
Reserve for indemnification losses	879	645
Accrued expenses	779	426
Cash flow hedges	471	24
Other	1,364	1,359
Deferred tax asset	21,373	16,511
Deferred tax liability
Goodwill and other intangible assets	(3,164)	(2,818)
Right of use assets	(1,868)	(664)
Depreciation	(1,272)	(972)
Net unrealized gain on securities available for sale	(1,169)	(415)
Defined benefit plan	(345)	(423)
Deferred tax liability	(7,818)	(5,292)
Net deferred tax asset	$13,555	$11,219

The Corporation files income tax returns in the U.S. federal jurisdiction and several states. With few exceptions, the Corporation is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2017.

NOTE 15: Employee Benefit Plans

The Corporation’s subsidiaries maintain defined contribution plans that provide the opportunity for voluntary tax-qualified deferral to substantially all of its full-time employees who are at least 18 years of age.  These plans also provide for employer contributions as a discretionary or non-discretionary matching contribution and in some cases as a discretionary profit-sharing contribution to the account of each partipant.  The total expense recognized in connection with these qualified defined contribution plans for 2020, 2019 and 2018 were $2.09 million, $1.52 million and $1.31 million, respectively.

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

The Corporation has a nonqualified deferred compensation plan for certain executives. The plan allows for elective salary and bonus deferrals. The plan also allows for employer contributions to make up for limitations on covered compensation imposed by the Internal Revenue Code with respect to qualified plans and to enhance retirement benefits by providing supplemental contributions from time to time. Expenses under this plan were $465,000, $294,000 and $297,000 in 2020, 2019 and 2018, respectively. Investments for this plan are held in a Rabbi trust. These investments are included in other assets and the related liability is included in other liabilities.

On December 16, 2014, the Corporation approved an additional compensation benefit for the Corporation’s then Chief Executive Officer at the time to provide post-retirement medical and dental insurance premiums for him and his spouse for life.  There was no expense recognized for this arrangement in 2020 or 2019, and the expense recognized in 2018 was $88,000.  The related liability is included in other liabilities.

The following table summarizes the projected benefit obligations, plan assets, funded status and related assumptions associated with the Cash Balance Plan based upon actuarial valuations.

	December 31,
(Dollars in thousands)	2020	2019
Change in benefit obligation
Projected benefit obligation, beginning	$20,794	$17,205
Service cost	1,603	1,218
Interest cost	551	609
Actuarial loss	2,996	2,834
Benefits paid	(1,301)	(1,072)
Projected benefit obligation, ending	24,643	20,794
Change in plan assets
Fair value of plan assets, beginning	22,806	20,156
Actual return on plan assets	2,782	3,722
Employer contributions	2,000	—
Benefits paid	(1,301)	(1,072)
Fair value of plan assets, ending	26,287	22,806
Funded status	$1,644	$2,012
Amounts recognized as an other asset	$1,644	$2,012
Amounts recognized in accumulated other comprehensive loss
Net loss	$6,748	$5,239
Prior service credits	(438)	(504)
Deferred taxes	(1,325)	(995)
Total recognized in accumulated other comprehensive loss	$4,985	$3,740
Weighted-average assumptions for benefit obligation at valuation date
Discount rate	2.1%	2.9%
Rate of compensation increase	3.0	3.0
Interest crediting rate	5.0	5.0

The accumulated benefit obligation was $24.64 million and $20.79 million as of the actuarial valuation dates December 31, 2020 and 2019, respectively. The actuarial loss of $3.00 million on the projected benefit obligation for 2020 is due primarily to a decrease in the discount rate as well as demographic changes in the population.

The following table summarizes the components of net periodic benefit cost and related assumptions associated with the Cash Balance Plan.

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Components of net periodic benefit cost:
Service cost, included in salaries and employee benefits	$1,603	$1,218	$1,232

Other components of net periodic benefit cost:
Interest cost	551	609	521
Expected return on plan assets	(1,492)	(1,297)	(1,413)
Amortization of prior service credit	(66)	(68)	(62)
Amortization of net obligation at transition	—	—	—
Recognized net actuarial losses	197	187	125
Other components of net periodic benefit cost, included in other noninterest income	(810)	(569)	(829)

Net periodic benefit cost	$793	$649	403

	January 1,
	2020	2019	2018
Weighted-average assumptions for net periodic benefit cost
Discount rate	2.9%	4.0%	3.3%
Expected return on plan assets	7.3	7.3	7.3
Rate of compensation increase	3.0	3.0	3.0
Interest crediting rate	5.0	5.0	5.0

The benefits expected to be paid by the plan in the next ten years are as follows:

(Dollars in thousands)
2021	$4,059
2022	810
2023	1,560
2024	1,376
2025	2,251
2026 – 2030	7,515

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

C&F Bank’s defined benefit pension plan’s weighted average asset allocations by asset category are as follows:

	December 31,
	2020	2019
Mutual funds-fixed income	37%	38%
Mutual funds-equity	63	62
Cash and equivalents	*	*
	100%	100%

* Less than one percent.

The following table summarizes the fair value of the defined benefit plan assets as of December 31, 2020 and 2019. For more information about fair value measurements, see “Note 20: Fair Value of Assets and Liabilities.”

	December 31, 2020
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Mutual funds-fixed income [1]	$9,726	$—	$—	$9,726
Mutual funds-equity [2]	16,561	—	—	16,561
Cash and equivalents [3]	—	—	—	—
Total pension plan assets	$26,287	$—	$—	$26,287

	December 31, 2019
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Mutual funds-fixed income [1]	$8,744	$—	$—	$8,744
Mutual funds-equity [2]	14,062	—	—	14,062
Cash and equivalents [3]	—	—	—	—
Total pension plan assets	$22,806	$—	$—	$22,806
1	This category includes investments in mutual funds focused on fixed income securities with both short-term and long-term investments. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the funds.
2	This category includes investments in mutual funds focused on equity securities with a diversified portfolio and includes investments in large cap and small cap funds, growth funds, international focused funds and value funds. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the funds.
3	This category comprises cash and short-term cash equivalent funds. The funds are valued at cost which approximates fair value.

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

NOTE 16: Related Party Transactions

Loans outstanding to the Corporation’s management, including directors and senior officers and certain of their affiliates, totaled $2.17 million and $2.26 million at December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, the Corporation named new directors with loans outstanding at C&F Bank of $6,000, made $53,000 new loan advances to directors and senior officers, and received repayments totaling $148,000. Total deposits of directors and senior officers and their related interests were $5.81 million and $7.21 million at December 31, 2020 and 2019, respectively.  In the opinion of management, these transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates, collateral and repayment terms, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management and the Corporation’s Board of Directors, do not involve more than normal risk or present other unfavorable features.

NOTE 17: Share-Based Plans

On April 16, 2013, the Corporation’s shareholders approved the C&F Financial Corporation 2013 Stock and Incentive Compensation Plan for the grant of equity awards to certain key employees of the Corporation, as well as non-employee directors (including non-employee regional or advisory directors). The plan authorizes the Corporation to issue equity awards in the form of stock options, tandem stock appreciation rights, restricted stock, restricted stock units and/or other stock-based awards. Since the plan’s approval, equity awards have only been issued in the form of restricted stock.

As permitted under the plan, the Corporation awards shares of restricted stock to certain key employees and non-employee directors. Restricted shares awarded to employees generally vest on the fifth anniversary of the grant date and restricted shares awarded to non-employee directors generally vest on the third anniversary of the grant date. A summary of the activity for restricted stock awards for the periods indicated is presented below:

	2020		2019		2018
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of year	142,020	$48.88	139,455	$45.75	137,880	$43.52
Granted	47,385	42.01	36,115	53.75	30,185	52.82
Vested	(30,550)	39.84	(32,155)	40.69	(26,450)	42.41
Cancelled	(2,910)	53.46	(1,395)	51.05	(2,160)	42.54
Nonvested at end of year	155,945	48.52	142,020	48.88	139,455	45.75

The fair value of shares that vested during the years ended December 31, 2020, 2019 and 2018 were $1.37 million, $1.72 million, and $1.44 million, respectively.  Compensation is accounted for using the fair value of the Corporation’s common stock on the date the restricted shares are awarded. Compensation expense is charged to income ratably over the required service periods, and was $1.45 million ($981,000 after income taxes) in 2020, $1.47 million ($932,000 after income taxes) in 2019 and $1.35 million ($872,000 after income taxes) in 2018. As of December 31, 2020, there was $3.76 million of total unrecognized compensation cost related to restricted stock granted under the plan. This amount is expected to be recognized through 2025.

NOTE 18: Regulatory Requirements and Restrictions

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Federal banking regulations also impose regulatory capital requirements on bank holding companies. Under the small bank holding company policy statement of the FRB, which applies to certain bank holding companies with consolidated total assets of less than $3 billion, the Corporation is not subject to regulatory capital requirements.

As of December 31, 2020, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized under regulations applicable at December 31, 2020, the Bank was required to maintain minimum total risk-based, Tier 1 risk-based, CET1 risk-based and Tier 1 leverage ratios as set forth in the table below.

The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2020 and 2019 are presented in the following table along with regulatory requirements for the Bank and requirements that apply to bank holding companies that are subject to regulatory capital requirements for bank holding companies. The Corporation’s consolidated capital is determined under regulations that apply to bank holding companies that are not small bank holding companies.  Total risk-weighted assets at December 31, 2020 for the Corporation were $1.57 billion and for the Bank were $1.55 billion.  Total risk-weighted assets at December 31, 2019 for the Corporation were $1.32 billion and for the Bank were $1.29 billion. Management believes that, as of December 31, 2020, the Bank met all capital adequacy requirements to which it is subject.

					Minimum To Be
					Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
Total Capital (to Risk-Weighted Assets)
Corporation	$240,060	15.2%	$125,947	8.0%	N/A	N/A
C&F Bank	214,151	13.8	124,291	8.0	$155,364	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	196,140	12.5	94,460	6.0	N/A	N/A
C&F Bank	194,487	12.5	93,219	6.0	124,291	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	171,140	10.9	70,845	4.5	N/A	N/A
C&F Bank	194,487	12.5	69,914	4.5	100,987	6.5
Tier 1 Capital (to Average Tangible Assets)
Corporation	196,140	9.6	81,414	4.0	N/A	N/A
C&F Bank	194,487	9.6	80,640	4.0	100,800	5.0

As of December 31, 2019:
Total Capital (to Risk-Weighted Assets)
Corporation	$195,927	14.9%	$105,544	8.0%	N/A	N/A
C&F Bank	181,369	14.0	103,307	8.0	$129,134	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	179,233	13.6	79,158	6.0	N/A	N/A
C&F Bank	165,021	12.8	77,480	6.0	103,307	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	154,233	11.7	59,369	4.5	N/A	N/A
C&F Bank	165,021	12.8	58,110	4.5	83,937	6.5
Tier 1 Capital (to Average Tangible Assets)
Corporation	179,233	11.1	64,863	4.0	N/A	N/A
C&F Bank	165,021	10.3	64,201	4.0	80,251	5.0

In addition to the regulatory risk-based capital amounts presented above, the Bank must maintain a capital conservation buffer of additional capital of 2.5 percent of risk-weighted assets as required by the Basel III Final Rule.  At December 31, 2020, the Bank exceeded the total capital conservation buffer and the tier 1 capital conservation buffer by 328 and 402 basis points, respectively.  At December 31, 2019, the Bank exceeded the total capital conservation buffer and the tier 1 capital conservation buffer by 355 and 428 basis points, respectively.

Between 2003 and 2007, the Corporation’s statutory business trusts issued $25.00 million of aggregate trust preferred securities. Based on the Corporation’s Tier 1 capital levels, the entire $25.00 million of trust preferred securities was included in the Corporation’s Tier 1 capital as of December 31, 2020 and 2019.  The Corporation’s 2028 Subordinated Notes, assumed upon the acquisition of Peoples in 2020, and the Corporation’s 2030 Subordinated Notes, issued in 2020, each qualify for inclusion in Tier 2 capital of the Corporation.  In each case, the amount included in regulatory capital with respect to trust preferred securities or subordinated notes may be reduced as those instruments near maturity.

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by C&F Bank to the Corporation. The total amount of dividends that may be paid at any date by C&F Bank is generally limited to the retained earnings of C&F Bank, while other measures of capital adequacy may also restrict the Bank’s ability to declare dividends.

NOTE 19: Commitments and Contingent Liabilities

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of loan commitments at the Bank was $326.98 million at December 31, 2020 and $256.15 million at December 31, 2019, which does not include IRLCs at the mortgage banking segment, which are discussed in Note 22.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $19.07 million at December 31, 2020 and $16.60 million at December 31, 2019.

The mortgage banking segment sells substantially all of the residential mortgage loans it originates to third-party investors. As is customary in the industry, the agreements with these investors require the mortgage banking segment to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the investors are entitled to make loss claims and repurchase requests of the mortgage banking segment for loans that contain covered deficiencies. The mortgage banking segment has obtained early payment default recourse waivers for a significant portion of its business. Recourse periods for early payment default for the remaining investors vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. The mortgage banking segment maintains an allowance for indemnifications that represents management’s estimate of losses that are probable of arising under these recourse provisions. As performance data for loans that have been sold is not made available to the mortgage banking segment by the investors, the estimate of potential losses is inherently subjective and is based on historical indemnification payments and management’s assessment of current conditions that may contribute to indemnified losses on mortgage loans that have been sold in the secondary market. The following table presents the changes in the allowance for indemnification losses for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2020	2019
Allowance, beginning of period	$2,475	$2,541
Provision for indemnification losses	881	—
Payments	—	(66)
Allowance, end of period	$3,356	$2,475

NOTE 20: Fair Value of Assets and Liabilities

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At December 31, 2020 and 2019, the Corporation’s entire investment securities portfolio was comprised of securities available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are ICE Data Services (ICE) and Thomson Reuters Pricing Service (TRPS).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. ICE provides evaluated prices for the Corporation's obligations of states and political subdivisions category of securities.  ICE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  TRPS provides evaluated prices for the Corporation’s U.S. government agencies and corporations, mortgage-backed and corporate categories of securities.  Fixed-rate callable securities of the U.S. government agencies and corporations category are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to relative to-be-announced mortgage backed securities (TBA securities) or other benchmark prices. TBA securities prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables. Fixed-rate securities issued by the Small Business Association in the mortgage backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.

Investments in small business investment company funds. The Corporation holds an investment in a small business investment company fund, which is recorded at fair value and included in other assets in the Consolidated Balance Sheets. Changes in fair value are recognized in net income. At December 31, 2020, the fair value of the Corporation’s investment in small business investment companies, based on net asset value, was $1.48 million. Investments in small business investment company funds measured at net asset value are not presented in the tables below related to fair value measurements. Changes in fair value of small business investment company funds resulted in the recognition of unrealized losses of $62,000 for the year ended December 31, 2020.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis.

	December 31, 2020
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$48,282	$—	$48,282
Mortgage-backed securities	—	123,714	—	123,714
Obligations of states and political subdivisions	—	102,805	—	102,805
Corporate and other debt securities	—	11,588	—	11,588
Total securities available for sale	—	286,389	—	286,389
Loans held for sale	—	214,266	—	214,266
Derivatives
IRLC	—	4,582	—	4,582
Interest rate swaps on loans	—	8,185	—	8,185
Total assets	$—	$513,422	$—	$513,422

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$8,185	$—	$8,185
Cash flow hedges	—	1,882	—	1,882
Forward sales of TBA securities	—	47	—	47
Total liabilities	$—	$10,114	$—	$10,114

	December 31, 2019
	Fair Value Measurements Using			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$21,440	$—	$21,440
Mortgage-backed securities	—	86,585	—	86,585
Obligations of states and political subdivisions	—	81,708	—	81,708
Total securities available for sale	—	189,733	—	189,733
Loans held for sale	—	90,500	—	90,500
Derivatives
IRLC	—	1,083	—	1,083
Interest rate swaps on loans	—	2,462	—	2,462
Total assets	$—	$283,778	$—	$283,778

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$2,462	$—	$2,462
Cash flow hedges	—	145	—	145
Forward sales of TBA securities	—	25	—	25
Total liabilities	$—	$2,632	$—	$2,632

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

The following table presents the balances of assets measured at fair value on a nonrecurring basis. At December 31, 2020 there were no impaired loans that were measured at fair value.

	December 31, 2020
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Other real estate owned, net	$—	$—	$72	$72
Total	$—	$—	$72	$72

	December 31, 2019
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Impaired loans, net	$—	$—	$102	$102
Other real estate owned, net	—	—	268	268
Total	$—	$—	$370	$370

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis as of December 31, 2020 and 2019:

	Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)[1]
At December 31, 2020:
Other real estate owned, net	$72	Appraisals	Discount to reflect current market conditions and estimated selling costs	75%-80% (79%)
Total	$72

At December 31, 2019:
Impaired loans, net	$102	Appraisals	Discount to reflect current market conditions and estimated selling costs	30% (30%)
Other real estate owned, net	268	Appraisals	Discount to reflect current market conditions and estimated selling costs	33% - 75% (37%)
Total	$370
1	The weighted average of unobservable inputs is calculated based on the relative asset fair values.

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

	Carrying	Fair Value Measurements at December 31, 2020 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$86,669	$86,669	$—	$—	$86,669
Securities available for sale	286,389	—	286,389	—	286,389
Loans, net	1,313,250	—	—	1,308,569	1,308,569
Loans held for sale	214,266	—	214,266	—	214,266
Derivatives
IRLC	4,582	—	4,582	—	4,582
Interest rate swaps on loans	8,185	—	8,185	—	8,185
Bank-owned life insurance	20,205	—	20,205	—	20,205
Accrued interest receivable	8,103	8,103	—	—	8,103
Financial liabilities:
Demand and savings deposits	1,282,590	1,282,590	—	—	1,282,590
Time deposits	469,583	—	474,154	—	474,154
Borrowings	69,864	—	71,119	—	71,119
Derivatives
Cash flow hedges	1,882	—	1,882	—	1,882
Interest rate swaps on loans	8,185	—	8,185	—	8,185
Forward sales of TBA securities	47	—	47	—	47
Accrued interest payable	1,109	1,109	—	—	1,109

	Carrying	Fair Value Measurements at December 31, 2019 Using			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$165,433	$165,433	$—	$—	$165,433
Securities available for sale	189,733	—	189,733	—	189,733
Loans, net	1,082,318	—	—	1,082,783	1,082,783
Loans held for sale	90,500	—	90,500	—	90,500
Derivatives
IRLC	1,083	—	1,083	—	1,083
Interest rate swaps on loans	2,462	—	2,462	—	2,462
Bank-owned life insurance	16,044	—	16,044	—	16,044
Accrued interest receivable	6,776	6,776	—	—	6,776
Financial liabilities:
Demand and savings deposits	869,194	869,194	—	—	869,194
Time deposits	422,056	—	423,605	—	423,605
Borrowings	161,170	—	154,964	—	154,964
Derivatives
Cash flow hedges	145	—	145	—	145
Interest rate swaps on loans	2,462	—	2,462	—	2,462
Forward sales of TBA securities	25	—	25		25
Accrued interest payable	1,291	1,291	—	—	1,291

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

NOTE 21: Business Segments

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

	Year Ended December 31, 2020
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$62,173	$4,954	$38,949	$—	$(9,163)	$96,913
Gains on sales of loans	3,489	25,792	—	—	(57)	29,224
Other noninterest income	10,843	9,985	492	4,904	(30)	26,194
Total operating income	76,505	40,731	39,441	4,904	(9,250)	152,331
Expenses:
Provision for loan losses	4,600	10	6,470	—	—	11,080
Interest expense	10,630	1,579	8,726	1,611	(9,164)	13,382
Salaries and employee benefits	30,774	13,908	8,716	4,270	—	57,668
Depreciation and amortization	3,561	281	175	172	—	4,189
Other noninterest expenses	21,358	9,825	4,937	673	—	36,793
Total operating expenses	70,923	25,603	29,024	6,726	(9,164)	123,112
Income (loss) before income taxes	5,582	15,128	10,417	(1,822)	(86)	29,219
Income tax expense (benefit)	155	4,392	2,805	(539)	(18)	6,795
Net income (loss)	$5,427	$10,736	$7,612	$(1,283)	$(68)	$22,424
Total assets	$1,950,514	$239,417	$314,746	$44,934	$(463,301)	$2,086,310
Capital expenditures	$6,528	$354	$3,346	$—	$—	$10,228

	Year Ended December 31, 2019
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$59,465	$2,699	$41,389	$4	$(8,547)	$95,010
Gains on sales of loans	—	10,603	—	—	—	10,603
Other noninterest income	11,392	5,103	565	4,349	—	21,409
Total operating income	70,857	18,405	41,954	4,353	(8,547)	127,022
Expenses:
Provision for loan losses	360	—	8,155	—	—	8,515
Interest expense	10,181	1,618	10,169	1,135	(8,547)	14,556
Salaries and employee benefits	28,231	5,965	8,668	4,337	—	47,201
Depreciation and amortization	3,242	246	196	182	—	3,866
Other noninterest expenses	17,091	5,467	5,338	1,056	—	28,952
Total operating expenses	59,105	13,296	32,526	6,710	(8,547)	103,090
Income (loss) before income taxes	11,752	5,109	9,428	(2,357)	—	23,932
Income tax expense (benefit)	1,837	1,336	2,560	(651)	—	5,082
Net income (loss)	$9,915	$3,773	$6,868	$(1,706)	$—	$18,850
Total assets	$1,468,627	$102,467	$314,431	$30,299	$(258,392)	$1,657,432
Capital expenditures	$2,270	$246	$123	$67	$—	$2,706

	Year Ended December 31, 2018
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Revenues:
Interest income	$55,019	$2,018	$42,789	$6	$(7,284)	$92,548
Gains on sales of loans	—	7,841	—	—	—	7,841
Other noninterest income	11,029	4,015	738	2,745	—	18,527
Total operating income	66,048	13,874	43,527	2,751	(7,284)	118,916
Expenses:
Provision for loan losses	100	—	10,906	—	—	11,006
Interest expense	6,842	904	9,413	1,152	(7,284)	11,027
Salaries and employee benefits	26,632	5,298	8,542	1,531	—	42,003
Depreciation and amortization	3,014	269	211	177	—	3,671
Other noninterest expenses	16,869	4,803	5,303	1,693	—	28,668
Total operating expenses	53,457	11,274	34,375	4,553	(7,284)	96,375
Income (loss) before income taxes	12,591	2,600	9,152	(1,802)	—	22,541
Income tax expense (benefit)	1,958	697	2,460	(594)	—	4,521
Net income (loss)	$10,633	$1,903	$6,692	$(1,208)	$—	$18,020
Total assets	$1,351,932	$51,226	$296,876	$16,461	$(195,084)	$1,521,411
Capital expenditures	$3,178	$133	$59	$4	$—	$3,374

During the year ended December 31, 2020, the Corporation recorded merger related expenses of $1.40 million ($1.13 million after income taxes), in connection with its acquisition of Peoples, of which $1.30 million ($1.03 million after income taxes) was allocated to the community banking segment and recorded as $119,000 of salaries and benefits expense, $879,000 of other noninterest expense and a loss on disposal of equipment of $298,000 included in other noninterest income.  The remainder was recorded as other noninterest expense at the holding company.  During the year ended December 31, 2019, the Corporation recorded merger related expenses of $709,000 ($653,000 after income taxes) in connection with its acquisition of Peoples, of which $236,000 ($196,000 after income taxes) was allocated to the community banking segment and recorded as other noninterest expense, and the remainder was recorded as other noninterest expense at the holding company.

The community banking segment extends two warehouse lines of credit to the mortgage banking segment, providing a portion of the funds needed to originate mortgage loans. The community banking segment charges the mortgage banking segment interest at the daily FHLB advance rate plus a spread ranging from 50 basis points to 175 basis points. The community banking segment also provides the consumer finance segment with a portion of the funds needed to purchase loan contracts by means of variable rate notes that carry interest at one-month LIBOR plus 200 basis points, with a floor of 3.5 percent, and fixed rate notes that carry interest at rates ranging from 2.4 percent to 8.0 percent. The community banking segment acquires certain residential real estate loans from the mortgage banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. Certain corporate overhead costs incurred by the community banking segment are not allocated to the mortgage banking, consumer finance and other segments.

NOTE 22: Derivative Financial Instruments

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

Cash flow hedges.  The Corporation designates interest rate swaps as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Corporation’s trust preferred capital notes. These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Corporation’s borrowings for fixed-rate interest payments. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Corporation assesses the effectiveness of each hedging relationship quarterly.  If the Corporation determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of December 31, 2020, the Corporation has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2024 and June 2029.

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

Loan swaps.  The Bank also enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Bank simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and offsetting terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate. These back-to-back loan swaps are derivative financial instruments and are reported at fair value in “other assets” and “other liabilities” in the Consolidated Balance Sheets.  Changes in the fair value of loan swaps are recorded in other noninterest income and sum to zero because of the offsetting terms of swaps with borrowers and swaps with dealer counterparties.

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

At December 31, 2020, the mortgage banking segment had $190.96 million of IRLCs and $200.88 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $391.84 million in mortgage loans.  Also at December 31, 2020, the mortgage banking segment had $7.67 million of IRLCs and $5.63 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using forward sales of $8.00 million of TBA securities and mandatory-delivery forward sales contracts for $3.94 million in mortgage loans.

At December 31, 2019, the mortgage banking segment had $63.35 million of IRLCs and $65.77 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $129.12 million in mortgage loans.  Also at December 31, 2019, the mortgage banking segment had $11.72 million of IRLCs and $21.98 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using forward sales of $24.00 million of TBA securities and mandatory-delivery forward sales contracts for $6.73 million in mortgage loans.

The following tables summarize key elements of the Corporation’s derivative instruments other than forward sales of mortgage loans.  The fair values of forward sales of mortgage loans were not material to the consolidated financial statements of the Corporation at December 31, 2020 and 2019.

	December 31, 2020
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$—	$1,882
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	84,753	8,185	—
Matched interest rate swaps with counterparty	84,753	—	8,185
Mortgage banking contracts:
IRLCs	198,632	4,582	—
Forward sales of TBA securities	8,000	—	47

	December 31, 2019
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$—	$145
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	74,266	2,454	8
Matched interest rate swaps with counterparty	74,266	8	2,454
Mortgage banking contracts:
IRLCs	75,073	1,083	—
Forward sales of TBA securities	24,000	—	25

The Corporation and the Bank are required to maintain cash collateral with dealer counterparties for interest rate swap relationships in a loss position.  At December 31, 2020 and 2019, $9.92 million and $2.49 million, respectively, of cash collateral was maintained with dealer counterparties and was included in “Other assets” in the Consolidated Balance Sheets.

1

NOTE 23: Holding Company Condensed Financial Information

The following tables present the condensed balance sheets as of December 31, 2020 and 2019 and the condensed statements of comprehensive income and cash flows for the years ended December 31, 2020, 2019 and 2018 for the Corporation on a standalone basis:

	December 31,
(Dollars in thousands)	2020	2019
Condensed Balance Sheets
Assets
Cash	$21,272	$11,464
Other assets	22,680	17,687
Investment in C&F Bank	218,148	175,254
Total assets	$262,100	$204,405
Liabilities and shareholders’ equity
Trust preferred capital notes	$25,316	$25,281
Long-term borrowings	24,093	—
Other liabilities	18,886	14,326
Shareholders’ equity	193,805	164,798
Total liabilities and shareholders’ equity	$262,100	$204,405

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Condensed Statements of Comprehensive Income
Interest expense on borrowings	$(1,611)	$(1,135)	$(1,152)
Dividends received from C&F Bank	8,746	22,632	6,312
Equity in undistributed net income of C&F Bank	15,373	(1,697)	13,228
Other income	2,041	2,108	45
Other expenses	(2,432)	(3,049)	(413)
Net income	22,117	18,859	18,020
Other comprehensive income (loss), net of tax	294	2,423	(2,785)
Comprehensive income	$22,411	$21,282	$15,235

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Condensed Statements of Cash Flows
Operating activities:
Net cash provided by operating activities	$8,141	$20,674	$5,801
Investing activities:
Acquisition of Peoples Bankshares, Inc.	(10,084)	—	—
Swap collateral, net	(1,710)	(150)	—
Net cash used in investing activities	(11,794)	(150)	—
Financing activities:
Proceeds from borrowings	19,924	—	—
Common stock repurchases	(1,061)	(4,385)	(1,105)
Cash dividends	(5,546)	(5,131)	(4,931)
Other financing activities, net	144	140	144
Net cash provided by (used in) financing activities	13,461	(9,376)	(5,892)
Net increase (decrease) in cash and cash equivalents	9,808	11,148	(91)
Cash at beginning of year	11,464	316	407
Cash at end of year	$21,272	$11,464	$316

NOTE 24: Other Noninterest Expenses

The following table presents the significant components in the Consolidated Statements of Income line “Noninterest Expenses-Other.”

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Data processing fees	$10,916	$8,958	$8,041
Mortgage banking loan processing expenses	3,235	1,666	1,444
Professional fees	3,046	3,265	3,044
Marketing and advertising expenses	1,663	1,781	1,601
Telecommunication expenses	1,455	1,328	1,331
Travel and educational expenses	1,153	1,329	1,231
All other noninterest expenses	8,678	6,579	7,928
Total other noninterest expenses	$30,146	$24,906	$24,620

The table above includes merger related expenses for the year ended December 31, 2020 of $898,000, of which $501,000 was included in data processing fees, $336,000 was included in professional fees, and $61,000 was included in all other noninterest expenses.  The table above includes merger related expenses for the year ended December 31, 2019 of approximately $709,000, of which $50,000 was included in data processing fees, $614,000 was included in professional fees, $1,000 was included in telecommunication expenses and $44,000 was included in all other noninterest expenses.  There were no merger related expenses for the year ended December 31, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

C&F Financial Corporation

Toano, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of C&F Financial Corporation and its subsidiaries (the Corporation) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 3, 2021 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses – Qualitative Factors

As described in Note 1 – Summary of Significant Accounting Policies and Note 6 – Allowance for Loan Losses to the consolidated financial statements, the Corporation maintains an allowance for loan losses that management believes will be adequate to absorb probable losses inherent in the loan portfolio. For loans that are not specifically identified for impairment, management determines the allowance for loan losses based on historical loss experience adjusted for qualitative factors. Qualitative adjustments to the historical loss experience are established by applying a loss percentage to the loan segments established by management based on their assessment of shared risk characteristics within groups of similar loans.

Qualitative factors are determined based on management’s continuing evaluation of inputs and assumptions underlying the quality of the loan portfolio. Management evaluates qualitative factors by loan segment, primarily considering current economic conditions, changes in concentrations, nature and volume of loans, delinquency trends, collateral values, and lending policies and procedures, and may also consider the experience and tenure of the lending team, loan review system, and other external factors. Qualitative factors contribute significantly to the allowance for loan losses.  Management exercised significant judgment when assessing the qualitative factors in estimating the allowance for loan losses. We identified the assessment of the qualitative factors as a critical audit matter as auditing the qualitative factors involved especially complex and subjective auditor judgment in evaluating management’s assessment of the inherently subjective  estimates.

The primary audit procedures we performed to address this critical audit matter included:

●	Testing the effectiveness of controls over the evaluation of qualitative factors, including management's review of the data inputs used as the basis for the allocations and management's review and approval of the reasonableness of the assumptions used to develop the qualitative adjustments.

● Substantively testing management’s process, including evaluating their judgments and assumptions for developing the qualitative factors, which included:

o	Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.
o	Evaluating the reasonableness of management’s judgments related to the determination of qualitative factors.
o	Evaluating the qualitative factors for directional consistency and for reasonableness.
o	Testing the mathematical accuracy of the allowance calculation, including the application of the qualitative factors.

Business Combinations – Fair Value of Acquired Loans

As described in Note 1 – Summary of Significant Accounting Policies and Note 3 – Business Combination to the consolidated financial statements, the Corporation completed its acquisition of Peoples Bankshares, Inc. on January 1, 2020 for total consideration valued at approximately $22.2 million. The transaction was accounted for as a business combination using the acquisition method of accounting. Accordingly, assets acquired and liabilities assumed were recorded at fair value on the acquisition date, including acquired loans. As disclosed by management, determining the acquired fair values, particularly in relation to the loan portfolio, is inherently subjective and involves significant judgment regarding the methods and assumptions used to estimate fair value. In determining the fair value of loans acquired, management must determine whether or not acquired loans have evidence of credit deterioration at acquisition, the amount and timing of cash flows expected to be collected, and market discount rates, among other assumptions. Changes in these assumptions could have a significant impact on the fair value of the loans acquired and the amount of goodwill recorded.

We identified the acquisition date fair value of acquired loans as a critical audit matter as auditing this estimate is especially complex and requires subjective auditor judgment. Auditing this estimate required a high level of judgment in evaluating management’s identification of loans with evidence of credit deterioration, the need for specialized skill in development and application of subjective assumptions in estimated cash flows, and the size of the acquired loan portfolio.

The primary audit procedures we performed to address this critical audit matter included the following:

●	Testing the effectiveness of controls over the Corporation’s fair value measurement process, which included:
o	Management’s review of the work performed by a third-party valuation specialist, including review of the specialist’s key assumptions and inputs in estimating fair value, as well as the completeness and accuracy of the data utilized in forming the estimates.
o	Identification of loans with credit deterioration at the acquisition date and the valuation of those loans.
●	Substantively testing management’s process, including the use of our own valuation specialist to assess the Corporation’s methods and significant assumptions utilized in determining the fair value of the acquired loan portfolio and evaluating whether the assumptions used were reasonable with respect to market participant views and other factors.
●	Testing the completeness and accuracy of loans determined to have credit deterioration at acquisition and evaluating the reasonableness of the criteria utilized by management in making the determination.
●	Testing the accuracy of the data utilized in the development of acquisition date fair values by confirming, on a sample basis, select data.

Assessment of the Carrying Value of Goodwill

As described in Note 1 – Summary of Significant Accounting Policies and Note 9 – Goodwill and Other Intangible Assets to the consolidated financial statements, the Corporation recognized goodwill in connection with past business combinations and its acquisition of Peoples Bankshares, Inc. on January 1, 2020. Goodwill is reported at both the community banking and the consumer finance segments. The Corporation’s goodwill is not amortized but is subject to annual tests for impairment, or more frequently, if certain impairment indicators exist. The impairment test compares the fair value of the reporting unit with its carrying amount to determine whether impairment exists. Management’s measurements of the community banking and consumer finance segments involves significant judgment regarding the methods and key assumptions used to estimate fair value.

We identified the goodwill impairment assessment of the community banking and consumer finance segments as a critical audit matter. Auditing this estimate required a high degree of auditor judgment in performing procedures over the key assumptions, which included the selection of valuation techniques and valuation multiples, discount rate, control premium, and expectations of future earnings, among others. In addition, auditor judgment was required to evaluate the overall fair value of each reporting unit, which incorporated multiple approaches.

The primary procedures we performed to address the critical audit matter included:

●	Testing the effectiveness of controls over the Corporation’s goodwill impairment analysis, which involved management’s review of the work performed by a third-party valuation specialist, including their application of subjective assumptions as well as the completeness and accuracy of data utilized in the fair value determination by the third-party specialist.
●	Substantively testing management’s impairment analysis, including the use of our own valuation specialist, to evaluate the Corporation’s fair value methodology, the significant assumptions used, the accuracy and completeness of inputs, and the overall conclusions reached.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Corporation’s auditor since 1997.

Richmond, Virginia

March 3, 2021

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2020 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiaries to disclose material information required to be set forth in the Corporation’s periodic reports.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2020, the Corporation’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2020 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements included in this Annual Report on Form 10-K.  Yount, Hyde & Barbour, P.C.’s attestation report on the Corporation’s internal control over financial reporting appears on the following page.

Changes in Internal Controls. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s fourth quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

C&F Financial Corporation

Toano, Virginia

Opinion on the Internal Control Over Financial Reporting

We have audited C&F Financial Corporation’s (the Corporation’s) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2020 of the Corporation and its subsidiaries, and our report dated March 3, 2021 expressed an unqualified opinion.

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

March 3, 2021

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the directors of the Corporation is contained in the 2021 Proxy Statement under the caption, “Proposal One: Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is contained in the 2021 Proxy Statement under the caption, “Delinquent Section 16(a) Reports,” and is incorporated herein by reference. The information concerning executive officers of the Corporation is included after Item 4 of this Form 10-K under the caption, “Information about Our Executive Officers.” The information regarding the Corporation’s Audit Committee is contained in the 2021 Proxy Statement under the caption “Audit Committee Report” and is incorporated herein by reference.

The Corporation has adopted a Code of Business Conduct and Ethics (Code) that applies to its directors, executives and employees including the principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. This Code is posted on our Internet website at http://www.cffc.com under “Investor Relations.” The Corporation will provide a copy of the Code to any person without charge upon written request to C&F Financial Corporation, c/o Secretary, 3600 La Grange Parkway, Toano, Virginia 23168. The Corporation intends to provide any required disclosure of any amendment to or waiver of the Code that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on http://www.cffc.com under “Investor Relations” promptly following the amendment or waiver. The Corporation may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to the Corporation’s Internet website is not incorporated by reference in this report and should not be considered part of this or any other report that we file or furnish to the SEC.

The Corporation provides an informal process for security holders to send communications to its Board of Directors. Security holders who wish to contact the Board of Directors or any of its members may do so by addressing their written correspondence to C&F Financial Corporation, Board of Directors, c/o Corporate Secretary, 3600 La Grange Parkway, Toano, Virginia 23168. Correspondence directed to an individual board member will be referred, unopened, to that member. Correspondence not directed to a particular board member will be referred, unopened, to the Chairman of the Board.

ITEM 11.EXECUTIVE COMPENSATION

The information contained in the 2021 Proxy Statement under the captions, “Compensation Committee Interlocks and Insider Participation,” “Compensation Policies and Practices as They Relate to Risk Management,” “Executive Compensation” and “Compensation Committee Report,” and the compensation tables that follow the Compensation Committee Report in the 2021 Proxy Statement are incorporated herein by reference. The information regarding director compensation contained in the 2021 Proxy Statement under the caption, “Director Compensation,” is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the 2021 Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

The information contained in the 2021 Proxy Statement under the caption, “Equity Compensation Plan Information,” is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the 2021 Proxy Statement under the caption, “Interest of Management in Certain Transactions,” is incorporated herein by reference. The information contained in the 2021 Proxy Statement under the caption, “Director Independence,” is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the 2021 Proxy Statement under the captions, “Principal Accountant Fees” and “Audit Committee Pre-Approval Policy,” is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits:

2.1

Agreement and Plan of Reorganization dated as of August 13, 2019 by and among C&F Financial Corporation and Peoples Bankshares, Incorporated (incorporated by reference to Appendix A to Pre-Effective Amendment No. 1 to Form S-4 filed October 15, 2019)

3.1	Amended and Restated Articles of Incorporation of C&F Financial Corporation, effective March 7, 1994 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed November 8, 2017)

3.1.1	Amendment to Articles of Incorporation of C&F Financial Corporation (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted December 15, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 17, 2020)

4.1	Description of Securities Registered under Section 12(b) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to Form 10-K filed March 3, 2020)

4.2	Form of Subordinated Note (incorporated by reference to Exhibit 4.1 to Form 8-K filed September 30, 2020)

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

*10.4	C&F Financial Corporation Non-Qualified Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 10.4 to Form 10-K filed March 8, 2018)

*10.4.1	Amendment to C&F Financial Corporation Non-Qualified Deferred Compensation Plan for Executives (As Restated Effective January 1, 2018), effective January 1, 2018

*10.4.2	Amendment to C&F Financial Corporation Non-Qualified Deferred Compensation Plan for Executives (As Restated Effective January 1, 2018), effective November 1, 2018

*10.4.3	Amendment to C&F Financial Corporation Non-Qualified Deferred Compensation Plan for Executives (As Restated Effective January 1, 2018), effective January 1, 2020

*10.4.4	Adoption Agreement for C&F Financial Corporation Non-Qualified Deferred Compensation Plan for Executives (As Restated Effective January 1, 2018) (Updated Form January 1, 2020)

*10.5	C&F Financial Corporation Non-Qualified Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.5 to Form 10-K filed March 8, 2018)

*10.5.1	Amendment to C&F Financial Corporation Non-Qualified Deferred Compensation Plan for Directors (As Restated Effective January 1, 2018), effective January 1, 2018

*10.5.2	Amendment to C&F Financial Corporation Non-Qualified Deferred Compensation Plan for Directors (As Restated Effective January 1, 2018), effective November 1, 2018

*10.5.3	Adoption Agreement for C&F Financial Corporation Non-Qualified Deferred Compensation Plan for Directors (As Restated Effective January 1, 2018) (Updated Form January 1, 2020)

*10.9	C&F Financial Corporation Management Incentive Plan dated June 13, 2019 (incorporated by reference to Exhibit 10.9 to Form 8-K filed June 14, 2019)

*10.12	Employment Agreement (Amended and Restated) between C&F Mortgage Corporation and Bryan McKernon, dated January 1, 2013 (incorporated by reference to Exhibit 10.12 to Form 10-K filed March 5, 2013)

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

Amended and Restated Loan and Security Agreement by and between Wells Fargo Preferred Capital, Inc., various financial institutions and C&F Finance Company dated as of August 25, 2008 (incorporated by reference to Exhibit 10.19 to Form 8-K filed August 28, 2008)

10.19.1

First Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Preferred Capital, Inc., various financial institutions and C&F Finance Company dated as of July 1, 2010 (incorporated by reference to Exhibit 10.19.1 to Form 10-Q filed August 6, 2010)

10.19.2

Second Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, N.A., various financial institutions and C&F Finance Company dated as of September 17, 2012 (incorporated by reference to Exhibit 10.19.2 to Form 10-Q filed November 8, 2012)

10.19.3

Third Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, N.A., various financial institutions and C&F Finance Company dated as of November 12, 2013 (incorporated by reference to Exhibit 10.19.3 to Form 10-K filed March 7, 2014)

10.19.4

Fourth Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, N.A., various financial institutions and C&F Finance Company dated as of September 2, 2015 (incorporated by reference to Exhibit 10.19.4 to Form 10-Q filed November 6, 2015)

10.19.5

Fifth Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, N.A., various financial institutions and C&F Finance Company dated as of November 1, 2016 (incorporated by reference to Exhibit 10.19.5 to Form 10-Q filed November 7, 2016)

10.19.6

Sixth Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, N.A., various financial institutions and C&F Finance Company dated as of June 28, 2017 (incorporated by reference to Exhibit 10.19.6 to Form 10-Q filed August 8, 2017)

10.19.7

Seventh Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, N.A., various financial institutions and C&F Finance Company dated as of December 21, 2017 (incorporated by reference to Exhibit 10.19.7 to Form 10-K filed March 8, 2018)

10.19.8

Eighth Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, N.A., various financial institutions and C&F Finance Company dated as of April 30, 2019 (incorporated by reference to Exhibit 10.19.8 to Form 10-Q filed May 8, 2019)

10.19.9

Ninth Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, N.A., various financial institutions and C&F Finance Company dated as of May 8, 2020 (incorporated by reference to Exhibit 10.19.9 to Form 10-Q filed May 13, 2020)

*10.29	C&F Financial Corporation 2013 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A to the Corporation's Proxy Statement filed March 15, 2013)

*10.29.1

Form of C&F Financial Corporation Restricted Stock Agreement for Chief Executive Officer (for awards granted between 2016 and 2018) (approved December 15, 2015) (incorporated by reference to Exhibit 10.29.1 to Form 10-K filed March 4, 2016)

*10.29.2	Form of C&F Financial Corporation Restricted Stock Agreement for Key Employees (approved December 15, 2015) (incorporated by reference to Exhibit 10.29.2 to Form 10-K filed March 4, 2016)

*10.29.3	Form of C&F Financial Corporation Restricted Stock Agreement for Non-Employee Directors (approved December 15, 2015) (incorporated by reference to Exhibit 10.29.3 to Form 10-K filed March 4, 2016)

*10.33	Change in Control Agreement dated October 9, 2012 between C&F Financial Corporation and John Anthony Seaman (incorporated by reference to Exhibit 10.33 to Form 10-K filed March 7, 2014)

*10.34	Change in Control Agreement dated August 5, 2015 between C&F Financial Corporation and S. Dustin Crone (incorporated by reference to Exhibit 10.34 to Form 10-Q filed August 7, 2015)

*10.35	Change in Control Agreement dated May 5, 2016 between C&F Financial Corporation and Jason E. Long (incorporated by reference to Exhibit 10.35 to Form 10-Q filed May 9, 2016)

*10.36	Incentive Compensation Opportunity for years beginning in 2019 for Larry G. Dillon (incorporated by reference to Item 5.02 of Form 8-K filed June 14, 2019)

10.37	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 on Form 8-K filed September 30, 2020)

21	Subsidiaries of the Registrant

23	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

101 INS	Inline XBRL Instance Document: The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101

*Indicates management contract

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	March 3, 2021	By:	/S/ THOMAS F. CHERRY
Thomas F. Cherry
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ THOMAS F. CHERRY	Date:	March 3, 2021
Thomas F. Cherry, President,
Chief Executive Officer and Director
(Principal Executive Officer)

/S/ JASON E. LONG	Date:	March 3, 2021
Jason E. Long,
Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

/S/ DR. JULIE R. AGNEW	Date:	March 3, 2021
Dr. Julie R. Agnew, Director

/S/ J. P. CAUSEY JR.	Date:	March 3, 2021
J. P. Causey Jr., Director

/S/ LARRY G. DILLON	Date:	March 3, 2021
Larry G. Dillon, Executive Chairman

/S/ AUDREY D. HOLMES	Date:	March 3, 2021
Audrey D. Holmes, Director

/S/ JAMES H. HUDSON III	Date:	March 3, 2021
James H. Hudson III, Director

/S/ ELIZABETH R. KELLEY	Date:	March 3, 2021
Elizabeth R. Kelley, Director

/S/ JAMES T. NAPIER	Date:	March 3, 2021
James T. Napier, Director

/S/ C. ELIS OLSSON	Date:	March 3, 2021
C. Elis Olsson, Director

/S/ D. ANTHONY PEAY	Date:	March 3, 2021
D. Anthony Peay, Director

/S/ PAUL C. ROBINSON	Date:	March 3, 2021
Paul C. Robinson, Director

/S/ GEORGE R. SISSON III	Date:	March 3, 2021
George R. Sisson III, Director

/S/ DR. JEFFERY O. SMITH	Date:	March 3, 2021
Dr. Jeffery O. Smith, Director