Form 10-Q
period 2021-03-31
C & F FINANCIAL CORP
filed 2021-05-04
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

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

At May 3, 2021, the latest practicable date for determination, 3,683,251 shares of common stock, $1.00 par value, of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2021	2020
Assets
Cash and due from banks	$13,845	$17,742
Interest-bearing deposits in other banks	133,593	68,927
Total cash and cash equivalents	147,438	86,669
Securities—available for sale at fair value, amortized cost of $318,723 and $280,824, respectively	321,285	286,389
Loans held for sale, at fair value	177,350	214,266
Loans, net of allowance for loan losses of $39,033 and $39,156, respectively	1,346,003	1,313,250
Restricted stock, at cost	1,027	1,636
Corporate premises and equipment, net	45,223	44,132
Other real estate owned, net of valuation allowance of $207 and $207, respectively	907	907
Accrued interest receivable	7,723	8,103
Goodwill	25,191	25,191
Other intangible assets, net	2,213	2,291
Bank-owned life insurance	20,332	20,205
Net deferred tax asset	13,931	13,555
Other assets	60,015	69,716
Total assets	$2,168,638	$2,086,310

Liabilities
Deposits
Noninterest-bearing demand deposits	$548,755	$501,945
Savings and interest-bearing demand deposits	825,127	780,645
Time deposits	458,100	469,583
Total deposits	1,831,982	1,752,173
Short-term borrowings	23,926	20,455
Long-term borrowings	30,484	30,398
Trust preferred capital notes	25,325	25,316
Accrued interest payable	734	1,109
Other liabilities	57,495	62,388
Total liabilities	1,969,946	1,891,839

Commitments and contingent liabilities (Note 11)

Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,683,015 and 3,670,301 shares issued and outstanding, respectively, includes 157,065 and 155,945 of unvested shares, respectively)	3,526	3,514
Additional paid-in capital	21,622	21,427
Retained earnings	176,481	170,819
Accumulated other comprehensive loss, net	(3,560)	(1,955)
Equity attributable to C&F Financial Corporation	198,069	193,805
Noncontrolling interest	623	666
Total equity	198,692	194,471
Total liabilities and equity	$2,168,638	$2,086,310

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Interest income
Interest and fees on loans	$21,813	$22,897
Interest on interest-bearing deposits and federal funds sold	46	598
Interest and dividends on securities
U.S. government agencies and corporations	125	126
Mortgage-backed securities	409	520
Tax-exempt obligations of states and political subdivisions	469	496
Taxable obligations of states and political subdivisions	90	92
Other	124	49
Total interest income	23,076	24,778
Interest expense
Savings and interest-bearing deposits	359	586
Time deposits	1,308	2,299
Borrowings	449	1,001
Trust preferred capital notes	284	289
Total interest expense	2,400	4,175
Net interest income	20,676	20,603
Provision for loan losses	280	2,650
Net interest income after provision for loan losses	20,396	17,953
Noninterest income
Gains on sales of loans	7,058	3,676
Mortgage banking fee income	1,856	1,305
Interchange income	1,318	1,089
Service charges on deposit accounts	819	1,002
Wealth management services income, net	702	585
Mortgage lender services income	778	242
Other service charges and fees	389	375
Net gains on sales, maturities and calls of available for sale securities	32	4
Other income (loss), net	1,404	(1,530)
Total noninterest income	14,356	6,748
Noninterest expenses
Salaries and employee benefits	15,613	10,817
Occupancy	2,360	2,047
Other	7,327	7,221
Total noninterest expenses	25,300	20,085
Income before income taxes	9,452	4,616
Income tax expense	2,287	977
Net income	7,165	3,639
Less net income attributable to noncontrolling interest	104	61
Net income attributable to C&F Financial Corporation	$7,061	$3,578
Net income per share - basic and diluted	$1.92	$0.98

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$7,165	$3,639
Other comprehensive income (loss):
Defined benefit plan:
Reclassification of recognized net actuarial losses into net income[1]	60	42
Related income tax effects	(13)	(9)
Amortization of prior service credit into net income[1]	(17)	(17)
Related income tax effects	4	4
Defined benefit plan, net of tax	34	20

Cash flow hedges:
Unrealized holding gains (losses) arising during the period	990	(1,974)
Related income tax effects	(255)	508
Amortization of hedging gains into net income[2]	(2)	(3)
Related income tax effects	1	1
Cash flow hedges, net of tax	734	(1,468)

Securities available for sale:
Unrealized holding (losses) gains arising during the period	(2,971)	2,209
Related income tax effects	623	(464)
Reclassification of net realized gains into net income[3]	(32)	(4)
Related income tax effects	7	1
Securities available for sale, net of tax	(2,373)	1,742
Other comprehensive (loss) income, net of tax	(1,605)	294
Comprehensive income	5,560	3,933
Less comprehensive income attributable to noncontrolling interest	104	61
Comprehensive income attributable to C&F Financial Corporation	$5,456	$3,872
1	These items are included in the computation of net periodic benefit cost and are included in “Noninterest income – Other” on the Consolidated Statements of Income. See “Note 8: Employee Benefit Plans,” for additional information.
2	These items are included in “Interest expense – Trust preferred capital notes” on the Consolidated Statements of Income.
3	These items are included in “Net gains on sales, maturities and calls of available for sale securities” on the Consolidated Statements of Income.

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

(Dollars in thousands, except per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2020	$3,514	$21,427	$170,819	$(1,955)	$666	$194,471
Comprehensive income:
Net income	—	—	7,061	—	104	7,165
Other comprehensive loss	—	—	—	(1,605)	—	(1,605)
Share-based compensation	—	392	—	—	—	392
Restricted stock vested	16	(16)	—	—	—	—
Common stock issued	2	42	—	—	—	44
Common stock purchased	(6)	(223)	—	—	—	(229)
Cash dividends declared ($0.38 per share)	—	—	(1,399)	—	—	(1,399)
Distributions to noncontrolling interest	—	—	—	—	(147)	(147)
Balance March 31, 2021	$3,526	$21,622	$176,481	$(3,560)	$623	$198,692

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2019	$3,296	$9,503	$154,248	$(2,249)	$481	$165,279
Comprehensive income:
Net income	—	—	3,578	—	61	3,639
Other comprehensive income	—	—	—	294	—	294
Share-based compensation	—	389	—	—	—	389
Restricted stock vested	16	(16)	—	—	—	—
Acquisition of Peoples Bankshares, Incorporated	210	11,402				11,612
Common stock issued	1	36	—	—	—	37
Common stock purchased	(14)	(604)	—	—	—	(618)
Cash dividends declared ($0.38 per share)	—	—	(1,388)	—	—	(1,388)
Balance March 31, 2020	$3,509	$20,710	$156,438	$(1,955)	$542	$179,244

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net income	$7,165	$3,639
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	280	2,650
Accretion of certain acquisition-related discounts, net	(743)	(1,259)
Share-based compensation	392	389
Depreciation and amortization	1,189	968
Accretion of discounts and amortization of premiums on securities, net	833	370
Income from bank-owned life insurance	(112)	(103)
Pension expense	206	172
Proceeds from sales of loans held for sale	462,469	227,422
Origination of loans held for sale	(424,082)	(253,868)
Gains on sales of loans held for sale	(7,058)	(3,676)
Other (gains) losses, net	(59)	253
Change in other assets and liabilities:
Accrued interest receivable	380	(47)
Other assets	198	4,455
Accrued interest payable	(375)	(43)
Other liabilities	451	(3,100)
Net cash provided by (used in) operating activities	41,134	(21,778)
Investing activities:
Acquisition of Peoples Bankshares, Incorporated	—	19,101
Disposition of assets related to business combination	—	8,004
Proceeds from sales, maturities and calls of securities available for sale and payments on mortgage-backed securities	33,712	39,063
Purchases of securities available for sale	(72,413)	(64,746)
Maturities of time deposits, net	1,976	251
Repayments on loans held for investment by non-bank affiliates	35,907	32,448
Purchases of loans held for investment by non-bank affiliates	(41,064)	(29,305)
Net increase in community banking loans held for investment	(22,770)	(4,911)
Purchases of corporate premises and equipment	(2,123)	(1,548)
Changes in collateral posted with other financial institutions, net	4,300	(8,270)
Other investing activities, net	683	229
Net cash used in investing activities	(61,792)	(9,684)
Financing activities:
Net increase in demand and savings deposits	91,293	12,632
Net (decrease) increase in time deposits	(11,414)	8,745
Net increase in short-term borrowings	3,471	2,030
Repayments of long-term borrowings	—	(7,519)
Repurchases of common stock	(229)	(355)
Cash dividends paid	(1,399)	(1,388)
Other financing activities, net	(295)	(107)
Net cash provided by financing activities	81,427	14,038
Net increase (decrease) in cash and cash equivalents	60,769	(17,424)
Cash and cash equivalents at beginning of period	86,669	165,433
Cash and cash equivalents at end of period	$147,438	$148,009
Supplemental cash flow disclosures:
Interest paid	$2,856	$4,175
Income taxes paid	—	3
Supplemental disclosure of noncash investing and financing activities:
Liabilities assumed to acquire right of use assets under operating leases	118	204

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission (the SEC). They do not include all of the information and notes required by U.S. GAAP for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2020.

The unaudited consolidated financial statements include the accounts of C&F Financial Corporation (the Corporation), its direct wholly-owned subsidiary, Citizens and Farmers Bank (the Bank or C&F Bank) and indirect subsidiaries that are wholly-owned or controlled. Subsidiaries that are less than wholly owned are fully consolidated if they are controlled by the Corporation or one of its subsidiaries, and the portion of any subsidiary not owned by the Corporation is reported as noncontrolling interest. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, the Corporation owns all of the common stock of C&F Financial Statutory Trust I, C&F Financial Statutory Trust II and Central Virginia Bankshares Statutory Trust I, all of which are unconsolidated subsidiaries. The subordinated debt owed to these trusts is reported as liabilities of the Corporation.  The accounting and reporting policies of the Corporation conform to U.S. GAAP and to predominant practices within the banking industry.

Nature of Operations: The Corporation is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The Corporation owns all of the stock of its subsidiary, C&F Bank, which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia.

C&F Bank has five wholly-owned subsidiaries: C&F Mortgage Corporation (C&F Mortgage), C&F Finance Company (C&F Finance), C&F Wealth Management Corporation (C&F Wealth Management), C&F Insurance Services, Inc. and CVB Title Services, Inc., all incorporated under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, originates and sells residential mortgages, provides mortgage loan origination services to third-party lenders and, through its subsidiary Certified Appraisals LLC, provides ancillary mortgage loan production services for residential appraisals. C&F Mortgage owns a 51 percent interest in C&F Select LLC, which was organized in January 2019 and is also engaged in the business of originating and selling residential mortgages. C&F Finance, acquired in September 2002, is a finance company purchasing automobile, marine and recreational vehicle (RV) loans through indirect lending programs. C&F Wealth Management, organized in April 1995, is a full-service brokerage firm offering a comprehensive range of wealth management services and insurance products through third-party service providers. C&F Insurance Services, Inc. and CVB Title Services, Inc. were organized for the primary purpose of owning equity interests in an independent insurance agency and a full service title and settlement agency, respectively. Business segment data is presented in Note 10.

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

The COVID-19 pandemic has caused a significant disruption in economic activity worldwide, including in market areas served by the Corporation. Estimates for the allowance for loan losses at March 31, 2021 include probable losses related to the pandemic.  While there have been signals of economic recovery and a resumption of many types of business activity, there remains significant uncertainty involved in the measurement of these losses.  If economic conditions deteriorate further, then additional provision for loan losses may be required in future periods.  It is unknown how long these conditions will last and what the ultimate financial impact will be to the Corporation.

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

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the Consolidated Balance Sheets. The Corporation’s derivative financial instruments include (1) interest rate swaps that qualify and are designated as cash flow hedges on the Corporation’s trust preferred capital notes, (2) interest rate swaps with certain qualifying commercial loan customers and dealer counterparties and (3) interest rate contracts arising from mortgage banking activities, including interest rate lock commitments (IRLCs) on mortgage loans and related forward sales of mortgage loans and mortgage backed securities. The gain or loss on the Corporation’s cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. IRLCs, forward sales contracts and interest rate swaps with loan customers and dealer counterparties are not designated as hedging instruments, and therefore changes in the fair value of these instruments are reported as noninterest income. The Corporation’s derivative financial instruments are described more fully in Note 12.

Income Taxes: The Corporation’s effective tax rate was 24.2 percent and 21.2 percent for the first three months of 2021 and 2020, respectively. The effective tax rate for the first three months of 2021 was higher than the first three months of 2020 as income before income taxes grew while certain tax benefits, including benefits related to tax-exempt income and share-based compensation, did not.

Share-Based Compensation: Share-based compensation expense, net of forfeitures, for the three months ended March 31, 2021 was $392,000 ($287,000 after tax) for restricted stock granted during 2016 through 2021. Share-based compensation expense, net of forfeitures, for the three months ended March 31, 2020 was $389,000 ($217,000 after tax) for restricted stock granted during 2015 through 2020. As of March 31, 2021, there was $4.09 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

A summary of activity for restricted stock awards during the first three months of 2021 and 2020 is presented below:

	2021
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2020	155,945	$48.52
Granted	18,975	43.70
Vested	(16,105)	43.05
Forfeited	(1,750)	45.50
Unvested, March 31, 2021	157,065	48.53

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

The revenue and earnings amounts specific to Peoples since the first quarter of 2020 that are included in the consolidated results for 2020 are not readily determinable.  Disclosure of these amounts is impracticable due to the merging of certain processes and systems at the acquisition date.

The Corporation recorded merger related expenses in connection with the acquisition of Peoples of $957,000 ($785,000 after income taxes) for the three months ended March 31, 2020.  The Corporation recorded aggregate merger related expenses of $2.10 million ($1.78 million after income taxes) during 2019 and 2020, including the integration of systems and operations and legal and consulting expenses, which were expensed as incurred.

NOTE 3: Securities

The Corporation’s debt securities, all of which are classified as available for sale, are summarized as follows:

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$54,900	$105	$(1,324)	$53,681
Mortgage-backed securities	148,307	2,769	(558)	150,518
Obligations of states and political subdivisions	101,601	1,923	(370)	103,154
Corporate and other debt securities	13,915	79	(62)	13,932
	$318,723	$4,876	$(2,314)	$321,285

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$48,171	$121	$(10)	$48,282
Mortgage-backed securities	120,664	3,165	(115)	123,714
Obligations of states and political subdivisions	100,405	2,436	(36)	102,805
Corporate and other debt securities	11,584	47	(43)	11,588
	$280,824	$5,769	$(204)	$286,389

The amortized cost and estimated fair value of securities at March 31, 2021, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	March 31, 2021
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$63,112	$62,695
Due after one year through five years	171,500	175,068
Due after five years through ten years	75,592	75,334
Due after ten years	8,519	8,188
	$318,723	$321,285

The following table presents the gross realized gains and losses on and the proceeds from the sales, maturities and calls of securities. During the three months ended March 31, 2021 and 2020, $2.30 million and $5.99 million of proceeds, respectively, were related to sales of securities.

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Realized gains from sales, maturities and calls of securities:
Gross realized gains	$32	$4
Gross realized losses	—	—
Net realized gains	$32	$4
Proceeds from sales, maturities, calls and paydowns of securities	$33,712	$39,063

The Corporation pledges securities primarily to secure public deposits and repurchase agreements. Securities with an aggregate amortized cost of $135.46 million and an aggregate fair value of $138.11 million were pledged at March 31, 2021. Securities with an aggregate amortized cost of $146.66 million and an aggregate fair value of $150.13 million were pledged at December 31, 2020.

Securities in an unrealized loss position at March 31, 2021, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies and corporations	$42,067	$1,324	$—	$—	$42,067	$1,324
Mortgage-backed securities	48,067	558	—	—	48,067	558
Obligations of states and political subdivisions	21,881	370	—	—	21,881	370
Corporate and other debt securities	6,258	62	—	—	6,258	62
Total temporarily impaired securities	$118,273	$2,314	$—	$—	$118,273	$2,314

There were 106 debt securities totaling $118.27 million of aggregate fair value considered temporarily impaired at March 31, 2021. The primary cause of the temporary impairments in the Corporation’s investments in debt securities was fluctuations in interest rates. The Corporation concluded that no other-than-temporary impairment existed in its securities portfolio at March 31, 2021, and no other-than-temporary impairment loss has been recognized in net income, based primarily on the fact that changes in fair value were caused primarily by fluctuations in interest rates, there were no securities with unrealized losses that were significant relative to their carrying amounts, no securities have been in an unrealized loss position continuously for more than 12 months, securities with unrealized losses had generally high credit quality, the Corporation intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Corporation will not be required to sell these investments before a recovery of its investment, and issuers have continued to make timely payments of principal and interest. Additionally, the Corporation’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

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

The Corporation’s investment in restricted stock totaled $1.03 million at March 31, 2021 and consisted of Federal Home Loan Bank (FHLB) stock.  Restricted stock is generally viewed as a long-term investment, which is carried at cost because there is no market for the stock other than the FHLBs. Therefore, when evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing any temporary decline in value. The Corporation did not consider its investment in restricted stock to be other-than-temporarily impaired at March 31, 2021 and no impairment has been recognized.

NOTE 4: Loans

Major classifications of loans are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Real estate – residential mortgage	$216,920	$218,298
Real estate – construction [1]	52,884	62,147
Commercial, financial and agricultural [2]	741,980	700,215
Equity lines	46,976	48,466
Consumer	9,132	11,028
Consumer finance	317,144	312,252
	1,385,036	1,352,406
Less allowance for loan losses	(39,033)	(39,156)
Loans, net	$1,346,003	$1,313,250
1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending (which includes loans originated under the PPP).

Consumer loans included $125,000 and $284,000 of demand deposit overdrafts at March 31, 2021 and December 31, 2020, respectively.

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting.  The outstanding principal balance and the carrying amount at March 31, 2021 and December 31, 2020 of loans acquired in business combinations were as follows:

	March 31, 2021			December 31, 2020
	Acquired Loans -	Acquired Loans -		Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total	Credit Impaired	Performing	Total
Outstanding principal balance	$11,931	$79,015	$90,946	$12,760	$89,043	$101,803
Carrying amount
Real estate – residential mortgage	$914	$14,007	$14,921	$1,473	$15,117	$16,590
Real estate – construction	—	1,077	1,077	—	1,077	1,077
Commercial, financial and agricultural[1]	4,872	51,880	56,752	4,758	58,796	63,554
Equity lines	50	8,861	8,911	80	10,182	10,262
Consumer	42	1,666	1,708	48	1,924	1,972
Total acquired loans	$5,878	$77,491	$83,369	$6,359	$87,096	$93,455
1	Includes acquired loans classified by the Corporation as commercial real estate lending and commercial business lending.

The following table presents a summary of the change in the accretable yield of loans classified as purchased credit impaired (PCI):

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Accretable yield, balance at beginning of period	$4,048	$4,721
Acquisition of Peoples	—	3,366
Accretion	(517)	(959)
Reclassification of nonaccretable difference due to improvement in expected cash flows	456	733
Other changes, net	(69)	57
Accretable yield, balance at end of period	$3,918	$7,918

Loans on nonaccrual status were as follows:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Real estate – residential mortgage	$278	$276
Commercial, financial and agricultural:
Commercial business lending	2,409	2,428
Equity lines	189	191
Consumer	110	107
Consumer finance	182	402
Total loans on nonaccrual status	$3,168	$3,404

The past due status of loans as of March 31, 2021 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$982	$449	$291	$1,722	$914	$214,284	$216,920	$145
Real estate – construction:
Construction lending	—	—	—	—	—	39,525	39,525	—
Consumer lot lending	—	—	—	—	—	13,359	13,359	—
Commercial, financial and agricultural:
Commercial real estate lending	219	—	—	219	4,872	449,211	454,302	—
Land acquisition and development lending	—	—	—	—	—	33,615	33,615	—
Builder line lending	—	—	—	—	—	22,388	22,388	—
Commercial business lending	—	—	—	—	—	231,675	231,675	—
Equity lines	51	64	—	115	50	46,811	46,976	—
Consumer	26	—	—	26	42	9,064	9,132	—
Consumer finance	4,242	518	182	4,942	—	312,202	317,144	—
Total	$5,520	$1,031	$473	$7,024	$5,878	$1,372,134	$1,385,036	$145
1	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $2.83 million, 30-59 days past due of $5,000 and 90+ days past due of $328,000.

The past due status of loans as of December 31, 2020 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$1,100	$154	$176	$1,430	$1,473	$215,395	$218,298	$145
Real estate – construction:
Construction lending	—	—	—	—	—	49,659	49,659	—
Consumer lot lending	—	—	—	—	—	12,488	12,488	—
Commercial, financial and agricultural:
Commercial real estate lending	—	—	—	—	4,758	437,145	441,903	—
Land acquisition and development lending	—	—	—	—	—	37,724	37,724	—
Builder line lending	—	—	—	—	—	18,194	18,194	—
Commercial business lending	24	—	—	24	—	202,370	202,394	—
Equity lines	52	—	—	52	80	48,334	48,466	—
Consumer	2	—	—	2	48	10,978	11,028	—
Consumer finance	8,249	967	402	9,618	—	302,634	312,252	—
Total	$9,427	$1,121	$578	$11,126	$6,359	$1,334,921	$1,352,406	$145
1	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $2.86 million, 30-59 days past due of $115,000 and 90+ days past due of $433,000.

There was one loan modification during the three months ended March 31, 2021 that was classified as a troubled debt restructuring (TDR). This TDR was a residential mortgage with a recorded investment of $4,000 at the time of modification and included modifications of the loan’s payment structure. There was one loan modification during the three months ended March 31, 2020 that was classified as a TDR.  This TDR was an equity line with a recorded investment of $84,000 at the time of its modification and included modifications of the loan’s payment structure.

All TDRs are considered impaired loans and are individually evaluated in the determination of the allowance for loan losses. A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due. The specific reserve associated with a TDR is reevaluated when a TDR payment default occurs. There were no TDR payment defaults during the three months ended March 31, 2021 and 2020.

Impaired loans, which included TDRs of $3.00 million, and the related allowance at March 31, 2021 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$1,753	$446	$1,194	$69	$1,758	$17
Commercial, financial and agricultural:
Commercial real estate lending	1,395	—	1,395	95	1,396	18
Commercial business lending	2,430	—	2,408	625	2,410	—
Equity lines	120	110	—	—	117	—
Consumer	286	—	105	102	106	—
Total	$5,984	$556	$5,102	$891	$5,787	$35

Impaired loans, which included TDRs of $3.58 million, and the related allowance at December 31, 2020 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$2,326	$931	$1,279	$77	$2,353	$105
Commercial, financial and agricultural:
Commercial real estate lending	1,397	—	1,397	89	1,404	73
Commercial business lending	2,430	—	2,428	585	2,573	—
Equity lines	120	111	—	—	119	2
Consumer	147	—	132	128	154	3
Total	$6,420	$1,042	$5,236	$879	$6,603	$183

NOTE 5: Allowance for Loan Losses

The following table presents the changes in the allowance for loan losses by major classification during the three months ended March 31, 2021:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2020	$2,914	$975	$10,696	$687	$371	$23,513	$39,156
Provision charged (credited) to operations	(28)	(153)	311	(16)	(84)	250	280
Loans charged off	—	—	—	—	(45)	(1,651)	(1,696)
Recoveries of loans previously charged off	7	—	—	—	35	1,251	1,293
Balance at March 31, 2021	$2,893	$822	$11,007	$671	$277	$23,363	$39,033

The following table presents the changes in the allowance for loan losses by major classification during the three months ended March 31, 2020:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2019	$2,080	$681	$7,121	$733	$465	$21,793	$32,873
Provision charged (credited) to operations	60	90	831	37	(18)	1,650	2,650
Loans charged off	(4)	—	(18)	—	(93)	(3,426)	(3,541)
Recoveries of loans previously charged off	4	—	1	—	62	1,249	1,316
Balance at March 31, 2020	$2,140	$771	$7,935	$770	$416	$21,266	$33,298

The following table presents, as of March 31, 2021, the balance of the allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$69	$—	$720	$—	$102	$—	$891
Collectively evaluated for impairment	2,824	822	10,287	671	175	23,363	38,142
Acquired loans - PCI	—	—	—	—	—	—	—
Total allowance	$2,893	$822	$11,007	$671	$277	$23,363	$39,033
Loans:
Individually evaluated for impairment	$1,640	$—	$3,803	$110	$105	$—	$5,658
Collectively evaluated for impairment	214,366	52,884	733,305	46,816	8,985	317,144	1,373,500
Acquired loans - PCI	914	—	4,872	50	42	—	5,878
Total loans	$216,920	$52,884	$741,980	$46,976	$9,132	$317,144	$1,385,036

The following table presents, as of December 31, 2020, the balance of the allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$77	$—	$674	$—	$128	$—	$879
Collectively evaluated for impairment	2,837	975	10,022	687	243	23,513	38,277
Acquired loans - PCI	—	—	—	—	—	—	—
Total allowance	$2,914	$975	$10,696	$687	$371	$23,513	$39,156
Loans:
Individually evaluated for impairment	$2,210	$—	$3,825	$111	$132	$—	$6,278
Collectively evaluated for impairment	214,615	62,147	691,632	48,275	10,848	312,252	1,339,769
Acquired loans - PCI	1,473	—	4,758	80	48	—	6,359
Total loans	$218,298	$62,147	$700,215	$48,466	$11,028	$312,252	$1,352,406

Loans by credit quality indicators as of March 31, 2021 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$215,312	$699	$631	$278	$216,920
Real estate – construction:
Construction lending	39,525	—	—	—	39,525
Consumer lot lending	13,359	—	—	—	13,359
Commercial, financial and agricultural:
Commercial real estate lending	430,671	15,507	8,124	—	454,302
Land acquisition and development lending	33,615	—	—	—	33,615
Builder line lending	22,388	—	—	—	22,388
Commercial business lending	226,063	3,104	99	2,409	231,675
Equity lines	46,658	126	3	189	46,976
Consumer	8,964	42	16	110	9,132
	$1,036,555	$19,478	$8,873	$2,986	$1,067,892
1	At March 31, 2021, the Corporation did not have any loans classified as Doubtful or Loss.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$316,962	$182	$317,144

Loans by credit quality indicators as of December 31, 2020 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$215,712	$1,715	$595	$276	$218,298
Real estate – construction:
Construction lending	49,659	—	—	—	49,659
Consumer lot lending	12,488	—	—	—	12,488
Commercial, financial and agricultural:
Commercial real estate lending	415,506	15,507	10,890	—	441,903
Land acquisition and development lending	37,724	—	—	—	37,724
Builder line lending	18,194	—	—	—	18,194
Commercial business lending	196,743	3,124	99	2,428	202,394
Equity lines	48,140	132	3	191	48,466
Consumer	10,832	48	41	107	11,028
	$1,004,998	$20,526	$11,628	$3,002	$1,040,154
1	At December 31, 2020, the Corporation did not have any loans classified as Doubtful or Loss.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$311,850	$402	$312,252

NOTE 6: Goodwill and Other Intangible Assets

The carrying amount of goodwill was $25.19 million at both March 31, 2021 and December 31, 2020. The following table presents the changes in goodwill during the three months ended March 31, 2020.  There were no changes in the recorded balance of goodwill during the three months ended March 31, 2021.

	Community	Consumer
(Dollars in thousands)	Banking	Finance	Total
Balance as of January 1, 2020	$3,702	$10,723	$14,425
Acquisition of Peoples Bankshares, Incorporated	10,766	—	10,766
Balance at March 31, 2020	$14,468	$10,723	$25,191

The Corporation had $2.21 million and $2.29 million of other intangible assets as of March 31, 2021 and December 31, 2020, respectively.  Other intangible assets were recognized in connection with the core deposits acquired from Peoples in 2020 and customer relationships acquired by C&F Wealth Management in 2016. The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets:

	March 31,		December 31,
	2021		2020
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Core deposit intangibles	$1,711	$(209)	$1,711	$(171)
Other amortizable intangibles	1,405	(694)	1,405	(654)
Total	$3,116	$(903)	$3,116	$(825)

Amortization expense was $78,000 and $83,000 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 7: Equity, Other Comprehensive Income and Earnings Per Share

Equity and Noncontrolling Interest

The Corporation’s Board of Directors authorized a program, effective November 17, 2020 to repurchase up to 365,000 shares of the Corporation’s common stock through November 30, 2021 (the Repurchase Program). As of March 31, 2021, the Corporation has made aggregate common stock repurchases of 7,459 shares for an aggregate cost of $275,000 under the Repurchase Program. There were no share repurchases under the Repurchase Program during the three months ended March 31, 2021.

The Corporation’s previous share repurchase program, which was authorized by the Board of Directors in May 2019, expired on May 31, 2020. During the three months ended March 31, 2020, the Corporation repurchased 8,963 shares of its common stock for an aggregate cost of $355,000, under its previous share repurchase program.

Additionally during the three months ended March 31, 2021 and 2020, the Corporation withheld 5,633 shares and 5,069 shares of its common stock, respectively, from employees to satisfy tax withholding obligations upon vesting of restricted stock.

Noncontrolling interest represents an ownership interest in C&F Select LLC, a subsidiary of C&F Mortgage, held by an unrelated investor. In exchange for issuing this noncontrolling interest in C&F Select LLC, C&F Bank received a note receivable from the investor for $490,000, which is included in loans in the Consolidated Balance Sheets and is secured by cash deposits at C&F Bank.

Accumulated Other Comprehensive Loss, Net

The following table presents the cumulative balances of the components of accumulated other comprehensive loss, net of deferred taxes of $997,000 and $630,000 as of March 31, 2021 and December 31, 2020, respectively.

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Net unrealized gains on securities	$2,024	$4,397
Net unrecognized losses on cash flow hedges	(633)	(1,367)
Net unrecognized losses on defined benefit plan	(4,951)	(4,985)
Total accumulated other comprehensive loss, net	$(3,560)	$(1,955)

Earnings Per Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Net income attributable to C&F Financial Corporation	$7,061	$3,578
Weighted average shares outstanding—basic and diluted	3,676,067	3,644,614

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

NOTE 8: Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost for the Bank’s non-contributory cash balance pension plan.

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Components of net periodic benefit cost:
Service cost, included in salaries and employee benefits	$487	$386

Other components of net periodic benefit cost:
Interest cost	116	135
Expected return on plan assets	(440)	(374)
Amortization of prior service credit	(17)	(17)
Amortization of net obligation at transition	—	—
Recognized net actuarial losses	60	42
Other components of net periodic benefit cost, included in other noninterest income	(281)	(214)

Net periodic benefit cost	$206	$172

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At

March 31, 2021 and December 31, 2020, the Corporation’s entire investment securities portfolio was comprised of securities available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are ICE Data Services (ICE) and Thomson Reuters Pricing Service (TRPS).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. ICE provides evaluated prices for the Corporation’s obligations of states and political subdivisions category of securities.  ICE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  TRPS provides evaluated prices for the Corporation’s U.S. government agencies and corporations, mortgage-backed, and corporate categories of securities.  Fixed-rate callable securities of the U.S. government agencies and corporations category are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to relative to-be-announced mortgage-backed securities (TBA securities) or other benchmark prices. TBA securities prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables. Fixed-rate securities issued by the Small Business Association in the mortgage backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.

Investments in small business investment company funds. The Corporation holds an investment in a small business investment company fund, which is recorded at fair value and included in other assets in the Consolidated Balance Sheets.  Changes in fair value are recognized in net income.  At March 31, 2021 and December 31, 2020, the fair value of the Corporation’s investment in small business investment companies, based on net asset value, was $1.44 million and $1.48 million, respectively.  Investments in small business investment company funds measured at net asset value are not presented in the tables below related to fair value measurements. Changes in fair value of small business investment company funds resulted in the recognition of unrealized gains of $45,000 for the three months ended March 31, 2021.  There were no unrealized gains or losses on investments in small business investment company funds recorded during the three months ended March 31, 2020.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis.

	March 31, 2021
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$53,681	$—	$53,681
Mortgage-backed securities	—	150,518	—	150,518
Obligations of states and political subdivisions	—	103,154	—	103,154
Corporate and other debt securities	—	13,932	—	13,932
Total securities available for sale	—	321,285	—	321,285
Loans held for sale	—	177,350	—	177,350
Derivatives
IRLC	—	4,026	—	4,026
Interest rate swaps on loans	—	4,841	—	4,841
Forward sales of TBA securities	—	75	—	75
Total assets	$—	$507,577	$—	$507,577

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$4,841	$—	$4,841
Cash flow hedges	—	891	—	891
Total liabilities	$—	$5,732	$—	$5,732

	December 31, 2020
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$48,282	$—	$48,282
Mortgage-backed securities	—	123,714	—	123,714
Obligations of states and political subdivisions	—	102,805	—	102,805
Corporate and other debt securities	—	11,588	—	11,588
Total securities available for sale	—	286,389	—	286,389
Loans held for sale	—	214,266	—	214,266
Derivatives
IRLC	—	4,582	—	4,582
Interest rate swaps on loans	—	8,185	—	8,185
Total assets	$—	$513,422	$—	$513,422

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$8,185	$—	$8,185
Cash flow hedges	—	1,882	—	1,882
Forward sales of TBA securities	—	47	—	47
Total liabilities	$—	$10,114	$—	$10,114

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

The following table presents the balances of assets measured at fair value on a nonrecurring basis. At March 31, 2021 and December 31, 2020 there were no impaired loans that were measured at fair value.

	March 31, 2021
	Fair Value Measurements Classified as			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Other real estate owned, net	$—	$—	$72	$72
Total	$—	$—	$72	$72

	December 31, 2020
	Fair Value Measurements Classified as			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Other real estate owned, net	$—	$—	$72	$72
Total	$—	$—	$72	$72

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis as of March 31, 2021 and December 31, 2020:

	Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)[1]
At March 31, 2021:
Other real estate owned, net	$72	Appraisals	Discount to reflect current market conditions and estimated selling costs	75%-80% (79%)
Total	$72

At December 31, 2020:
Other real estate owned, net	$72	Appraisals	Discount to reflect current market conditions and estimated selling costs	75% - 80% (79%)
Total	$72
1	The weighted average of unobservable inputs is calculated based on the relative asset fair values.

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

	Carrying	Fair Value Measurements at March 31, 2021 Classifed as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$147,438	$147,438	$—	$—	$147,438
Securities available for sale	321,285	—	321,285	—	321,285
Loans, net	1,346,003	—	—	1,331,249	1,331,249
Loans held for sale	177,350	—	177,350	—	177,350
Derivatives
IRLC	4,026	—	4,026	—	4,026
Interest rate swaps on loans	4,841	—	4,841	—	4,841
Forward sales of TBA securities	75	—	75	—	75
Bank-owned life insurance	20,332	—	20,332	—	20,332
Accrued interest receivable	7,723	7,723	—	—	7,723
Financial liabilities:
Demand and savings deposits	1,373,882	1,373,882	—	—	1,373,882
Time deposits	458,100	—	461,981	—	461,981
Borrowings	73,328	—	72,267	—	72,267
Derivatives
Cash flow hedges	891	—	891	—	891
Interest rate swaps on loans	4,841	—	4,841	—	4,841
Accrued interest payable	734	734	—	—	734

	Carrying	Fair Value Measurements at December 31, 2020 Classifed as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$86,669	$86,669	$—	$—	$86,669
Securities available for sale	286,389	—	286,389	—	286,389
Loans, net	1,313,250	—	—	1,308,569	1,308,569
Loans held for sale	214,266	—	214,266	—	214,266
Derivatives
IRLC	4,582	—	4,582	—	4,582
Interest rate swaps on loans	8,185	—	8,185	—	8,185
Bank-owned life insurance	20,205	—	20,205	—	20,205
Accrued interest receivable	8,103	8,103	—	—	8,103
Financial liabilities:
Demand and savings deposits	1,282,590	1,282,590	—	—	1,282,590
Time deposits	469,583	—	474,154	—	474,154
Borrowings	69,864	—	71,119	—	71,119
Derivatives
Cash flow hedges	1,882	—	1,882	—	1,882
Interest rate swaps on loans	8,185	—	8,185	—	8,185
Forward sales of TBA securities	47	—	47		47
Accrued interest payable	1,109	1,109	—	—	1,109

NOTE 10: Business Segments

The Corporation operates in a decentralized fashion in three business segments: community banking, mortgage banking and consumer finance. Beginning with the first quarter of 2021, the community banking segment comprises C&F Bank and C&F Wealth Management.  Prior to 2021, the segment comprised only C&F Bank, and prior periods have been restated to conform to the current period presentation.  Revenues from community banking operations consist primarily of net interest income related to investments in loans and securities and outstanding deposits and borrowings, fees earned on deposit accounts and debit card interchange activity, and net revenues from offering wealth management services and insurance products through third-party service providers.  Mortgage banking revenues consist principally of gains on sales of loans in the secondary market, mortgage banking fee income related to loan originations, fees earned by providing mortgage loan origination functions to third-party lenders, and net interest income earned on mortgage loans held for sale. Revenues from consumer finance consist primarily of net interest income earned on purchased retail installment sales contracts.

The Corporation’s revenues and expenses are comprised primarily of interest expense associated with the Corporation’s trust preferred capital notes and subordinated debt, general corporate expenses, and changes in the value of the rabbi trust assets and deferred compensation liability related to its nonqualified deferred compensation plan.  The results of the Corporation, which includes funding and operating costs that are not allocated to the business segments, are included in the column labeled “Other” in the tables below.

	Three Months Ended March 31, 2021
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$15,176	$1,127	$9,249	$—	$(2,476)	$23,076
Interest expense	1,724	373	2,200	582	(2,479)	2,400
Net interest income	13,452	754	7,049	(582)	3	20,676
Gain on sales of loans	—	7,105	—	—	(47)	7,058
Other noninterest income	3,968	2,724	112	511	(17)	7,298
Net revenue	17,420	10,583	7,161	(71)	(61)	35,032

Provision for loan losses	—	30	250	—	—	280
Noninterest expense	14,052	6,987	3,448	813	—	25,300
Income (loss) before taxes	3,368	3,566	3,463	(884)	(61)	9,452
Income tax expense (benefit)	575	1,021	936	(232)	(13)	2,287
Net income (loss)	$2,793	$2,545	$2,527	$(652)	$(48)	$7,165

Other data:
Capital expenditures	$139	$60	$1,924	$—	$—	$2,123
Depreciation and amortization	$1,066	$68	$55	$—	$—	$1,189

	Three Months Ended March 31, 2020
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$15,915	$661	$10,101	$—	$(1,899)	$24,778
Interest expense	3,144	305	2,286	339	(1,899)	4,175
Net interest income	12,771	356	7,815	(339)	—	20,603
Gain on sales of loans	—	3,676	—	—	—	3,676
Other noninterest income	3,285	1,611	117	(1,941)	—	3,072
Net revenue	16,056	5,643	7,932	(2,280)	—	27,351

Provision for loan losses	1,000	—	1,650	—	—	2,650
Noninterest expense	14,402	3,568	3,630	(1,515)	—	20,085
Income (loss) before taxes	654	2,075	2,652	(765)	—	4,616
Income tax expense (benefit)	(3)	532	722	(274)	—	977
Net income (loss)	$657	$1,543	$1,930	$(491)	$—	$3,639

Other data:
Capital expenditures	$752	$294	$502	$—	$—	$1,548
Depreciation and amortization	$850	$72	$46	$—	$—	$968

	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Total assets at March 31, 2021	$2,023,480	$205,074	$320,891	$44,924	$(425,731)	$2,168,638
Total assets at December 31, 2020	$1,951,622	$239,417	$314,746	$43,826	$(463,301)	$2,086,310

During the three months ended March 31, 2020, the Corporation recorded merger related expenses of $957,000 ($785,000 after income taxes) in connection with its acquisition of Peoples, of which $857,000 ($685,000 after income taxes) was allocated to the community banking segment and recorded as $559,000 of noninterest expense and $298,000 of a loss on disposal of assets within other noninterest income.  The remainder was recorded as other noninterest expense at the holding company.

The community banking segment extends two warehouse lines of credit to the mortgage banking segment, providing a portion of the funds needed to originate mortgage loans. The community banking segment charges the mortgage banking segment interest at the daily FHLB advance rate plus a spread ranging from 50 basis points to 175 basis points. The community banking segment also provides the consumer finance segment with a portion of the funds needed to purchase loan contracts by means of variable rate notes that carry interest at one-month LIBOR plus 200 basis points, with a floor of 3.5 percent and fixed rate notes that carry interest at rates ranging from 2.2 percent to 8.0 percent. The community banking segment acquires certain residential real estate loans from the mortgage banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. In addition to unallocated expenses recorded by the holding company, certain overhead costs are incurred by the community banking segment and are not allocated to the mortgage banking and consumer finance segments.

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of loan commitments at the Bank was $318.95 million at March 31, 2021 and $326.98 million at December 31, 2020, which does not include IRLCs at the mortgage banking segment, which are discussed in Note 12.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $15.55 million at March 31, 2021 and $19.07 million at December 31, 2020.

The mortgage banking segment sells substantially all of the residential mortgage loans it originates to third-party investors. As is customary in the industry, the agreements with these investors require the mortgage banking segment to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the investors are entitled to make loss claims and repurchase requests of the mortgage banking segment for loans that contain covered deficiencies. The mortgage banking segment has obtained early payment default recourse waivers for a significant portion of its business. Recourse periods for early payment default for the remaining investors vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. The mortgage banking segment maintains an allowance for indemnifications that represents management’s estimate of losses that are probable of arising under these recourse provisions. As performance data for loans that have been sold is not made available to the mortgage banking segment by the investors, the estimate of potential losses is inherently subjective and is based on historical indemnification payments and management’s assessment of current conditions that may contribute to indemnified losses on mortgage loans that have been sold in the secondary market.  For the three months ended March 31, 2021 and 2020, the Corporation recorded $17,000 and $7,000 of provision for indemnifications, respectively. The allowance for indemnifications was $3.37 million at March 31, 2021 and $3.36 million at December 31, 2020.

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

Cash flow hedges.  The Corporation designates interest rate swaps as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Corporation’s trust preferred capital notes. These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Corporation’s borrowings for fixed-rate interest payments.  Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Corporation assesses the effectiveness of each hedging relationship quarterly. If the Corporation determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of March 31, 2021, the Corporation has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2024 and June 2029.

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

At March 31, 2021, the mortgage banking segment had $181.07 million of IRLCs and $161.85 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $342.92 million in mortgage loans.  Also at March 31, 2021, the mortgage banking segment had $11.39 million of IRLCs and $8.97 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using forward sales of $11.25 million of TBA securities and mandatory-delivery forward sales contracts for $7.62 million in mortgage loans.

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

The following tables summarize key elements of the Corporation’s derivative instruments other than forward sales of mortgage loans.  The fair values of forward sales of mortgage loans were not material to the consolidated financial statements of the Corporation at March 31, 2021 or December 31, 2020.

	March 31, 2021
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$—	$891
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	84,444	4,547	294
Matched interest rate swaps with counterparty	84,444	294	4,547
Mortgage banking contracts:
IRLCs	192,458	4,026	—
Forward sales of TBA securities	11,250	75	—

	December 31, 2020
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$—	$1,882
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	84,753	8,185	—
Matched interest rate swaps with counterparty	84,753	—	8,185
Mortgage banking contracts:
IRLCs	198,632	4,582	—
Forward sales of TBA securities	8,000	—	47

The Corporation is required to maintain cash collateral with dealer counterparties for interest rate swap relationships in a loss position. At March 31, 2021 and at December 31, 2020, $5.62 million and $9.92 million, respectively, of cash collateral was maintained with dealer counterparties and was included in “Other assets” in the Consolidated Balance Sheets.

NOTE 13: Other Noninterest Expenses

The following table presents the significant components in the Consolidated Statements of Income line “Noninterest Expenses-Other.”

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Data processing fees	$2,903	$2,674
Mortgage banking loan processing expenses	894	484
Professional fees	747	980
Marketing and advertising expenses	345	490
Telecommunication expenses	374	372
Travel and educational expenses	154	444
All other noninterest expenses	1,910	1,777
Total other noninterest expenses	$7,327	$7,221

The table above includes merger related expenses for the three months ended March 31, 2020 of $590,000, of which $238,000 was included in data processing fees, $314,000 was included in professional fees, and $38,000 was included in all other noninterest expenses.  There were no merger related expenses during the three months ended March 31, 2021.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion supplements and provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Corporation. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements. In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future business, financial condition or results of operations. For a description of certain factors that may have a significant impact on our future business, financial condition or results of operations, see “Cautionary Statement About Forward-Looking Statements” at the end of this discussion and analysis.

OVERVIEW

Our primary financial goals are to maximize the Corporation’s earnings and to deploy capital in profitable growth initiatives that will enhance long-term shareholder value. We track three primary financial performance measures in order to assess the level of success in achieving these goals: (1) return on average assets (ROA), (2) return on average equity (ROE), and (3) growth in earnings.  In addition to these financial performance measures, we track the performance of the Corporation’s three business segments:  community banking, mortgage banking, and consumer finance.  We also actively manage our capital through growth, dividends and share repurchases, while considering the need to maintain a strong capital position.

Financial Performance Highlights

Consolidated net income for the Corporation was $7.2 million for the first quarter of 2021, or $1.92 per share, compared with consolidated net income of $3.6 million for the first quarter of 2020, or $0.98 per share.  The Corporation’s annualized ROE and ROA were 15.16 percent and 1.36 percent, respectively, for the first quarter of 2021, compared to 8.27 percent and 0.79 percent, respectively, for the first quarter of 2020.

The Corporation uses adjusted net income, which is a non-GAAP measure of financial performance, to provide meaningful information about operating performance by excluding the effects of certain items that management does not expect to have an ongoing impact on consolidated net income.  Adjusted net income for the first quarter of 2020 excludes the effects of merger related expenses incurred in connection with the acquisition of Peoples.  Excluding the effects of these items, adjusted net income was $7.2 million for the first quarter of 2021, or $1.92 per share, compared to $4.4 million, or $1.20 per share, for the first quarter of 2020.  Adjusted ROE and adjusted ROA, on an annualized basis were 15.16 percent and 1.36 percent, respectively, for the first quarter of 2021, compared to 10.06 percent and 0.96 percent, respectively, for the first quarter of 2020.  Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net income, adjusted earnings per share, adjusted ROE and adjusted ROA, which are non-GAAP financial measures, to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

Consolidated net income and earnings per share increased 97 percent and 96 percent, respectively, for the first quarter of 2021, compared to the first quarter of 2020.  Adjusted net income and adjusted earnings per share increased 62 percent and 60 percent, respectively, for the first quarter of 2021, compared to the first quarter of 2020.  These increases were due primarily to lower provision for loan losses, higher net income from mortgage banking activities and higher income from debit card interchange and wealth management services, partially offset by lower overdraft fee income and higher expenses related to the opening of two financial centers in the third quarter of 2020.

A discussion of the performance of our business segments is included under the heading “Business Segments” in the “Results of Operations” section of this discussion and analysis.

Key highlights for the three months ended March 31, 2021 are as follows.

●	Consolidated provision for loan losses was $280,000 in the first quarter of 2021, compared to $2.7 million in the first quarter of 2020, as qualitative adjustments to reserves related to the COVID-19 pandemic increased provision for loan losses in 2020 and net charge-offs were lower in 2021;
●	Consolidated annualized net interest margin for the first quarter of 2021 decreased to 4.33 percent, compared to 4.92 percent for the first quarter of 2020, due primarily to lower average yields on loans, securities and cash reserves, partially offset by lower average costs of deposits, loan growth and repayment of borrowings using excess cash during 2020. Net interest income for the first quarter of 2021 was essentially unchanged compared to the first quarter of 2020 as average balances of loans and securities were higher;
●	Average loans held for investment at the community banking segment grew $126.4 million, or 14 percent, for the first quarter of 2021 compared to the first quarter of 2020. Excluding average Paycheck Protection Program (PPP) loans of $93.1 million, average loans at the community banking segment increased $33.3 million, or 4 percent, compared to the first quarter of 2020;
●	Mortgage banking segment net income increased 65 percent for the first quarter of 2021 compared to the first quarter of 2020, primarily as a result of higher margins on mortgage loans originated for resale. Mortgage loan originations increased from $260.4 million to $422.5 million;
●	The consumer finance segment’s net charge-off ratio fell to 0.51 percent for the first quarter of 2021 from 2.81 percent for the first quarter of 2020, as borrowers generally benefitted from government stimulus measures related to the COVID-19 pandemic; and
●	The consumer finance segment’s average loan yield in the first quarter of 2021 declined compared to the first quarter of 2020 due to continued competition for non-prime auto loans and growth in higher quality, lower-yielding loans, including marine and recreational vehicle loans.

Capital Management

Total equity was $198.7 million at March 31, 2021, compared to $194.5 million at December 31, 2020. Under regulatory capital standards, the Corporation’s tier 1 capital and total capital ratios at March 31, 2021 were 12.9 percent and 15.7 percent, respectively, compared to 12.5 percent and 15.2 percent, respectively, at December 31, 2020. Capital growth resulted primarily from earnings for the first quarter of 2021, which was partially offset by cash dividends declared of $0.38 per share during the first quarter of 2021. At March 31, 2021, the book value per share of the Corporation’s common stock was $53.78, and tangible book value per share, which is a non-GAAP financial measure, was $46.34, compared to $52.80 and $45.32, respectively, at December 31, 2020.  For the first quarter of 2021, the Corporation’s cash dividend equated to a payout ratio of 19.8 percent of earnings per share. The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital levels and requirements and expected future earnings. In making its decision on the payment of dividends on the Corporation’s common stock, the Corporation’s Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors. The Corporation has a share repurchase program that was authorized by the Board of Directors in November 2020 to repurchase up to 365,000 shares of the Corporation’s common stock through November 30, 2021.  There were no repurchases under the Corporation’s share repurchase program for the first quarter of 2021.

COVID-19 Pandemic

New infections of COVID-19 continue to be a public health concern in our market areas.  While over 140 million U.S. adults have received at least one dose of an authorized COVID-19 vaccine and many businesses and consumers have begun to resume activities that had been suspended during the pandemic, the strength of the economic recovery remains uncertain. Government stimulus measures, such as economic impact payments, PPP loans and enhanced unemployment benefits, may not continue or may not be effective at supporting the economy. The U.S. unemployment rate remained elevated at 6.0 percent in March 2021, and many workers who decided to leave the labor force during the pandemic have not returned. The Corporation has continued to serve our customers and communities throughout the pandemic, and with enhanced health and safety measures in place our branch lobbies have been fully open to the public since September 2020 and a majority of our employees are at work in our offices. As of March 31, 2021, we have originated over 1,800 PPP loans totaling nearly $135.0 million, and have provided modified payment terms on loans with aggregate balances of over $100.0 million, of which over three quarters have either resumed payments or have been paid off. During the year ended December 31, 2020, we increased our allowance for loan losses by adding reserves of approximately $8.0 million based on qualitative adjustments related to the pandemic.  We continue to carefully monitor the pandemic and its impact on our market areas, our customers and our employees, and we believe that the pandemic continues to present risks of elevated loan losses, sustained net interest margin compression and falling demand for loans; however, at this time we cannot determine the ultimate impact of the pandemic on the results of operations of the Corporation.  As of March 31, 2021, we have maintained the qualitative adjustments to the allowance for loan losses recorded during 2020 and believe that our allowance for loan losses will be adequate to absorb probable losses that are inherent in our loan portfolio. If loan losses ultimately are not realized to the extent of the reserves provided for during the pandemic, our allowance for loan losses may be reduced in future periods through negative provisions for loan losses, which could benefit our results of operations for any such future period.  However, a resurgence in COVID-19 cases, weaker than expected consumer spending or a reduction in government stimulus prior to a recovery in employment could adversely impact our loan loss experience and therefore our results of operations in future periods.

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

Impairment of Loans: We consider a loan impaired when it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement. We do not consider a loan impaired during a period of delay in payment if we expect the ultimate collection of all amounts due. We measure impairment on a loan-by-loan basis based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment in the loan. All troubled debt restructurings (TDRs) are also considered impaired loans and are evaluated individually. A TDR occurs when we agree to significantly modify the original terms of a loan by granting a concession due to the deterioration in the financial condition of the borrower.  For more information see the section titled “Asset Quality” within this Item 2.

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

Goodwill: The Corporation's goodwill was recognized in connection with past business combinations and is reported at the community banking segment and the consumer finance segment. The Corporation reviews the carrying value of goodwill at least annually or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Corporation may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Corporation elects to bypass the qualitative assessment or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying value to determine whether an impairment exists. In the last evaluation of goodwill at the community banking segment and the consumer finance segment, which was the annual evaluation in the fourth quarter of 2020, the Corporation concluded that no impairment existed. Depending on the severity and duration of the economic consequences of the COVID-19 pandemic and their impact on the Corporation, management may conclude in a future period that goodwill has become impaired.

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

For further information concerning accounting policies, refer to Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 1: Summary of Significant Accounting Policies” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three months ended March 31, 2021 and 2020.

Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Accretion and amortization of fair value purchase adjustments related to business combinations are included in the computation of yields on loans and investments and on the costs of deposits and borrowings. The accretion contributed approximately 26 basis points and 18 basis points to the yields on community banking segment loans and total loans, respectively, and 14 basis points to both the yield on total earning assets and net interest margin for the first quarter of 2021, compared to approximately 52 basis points and 37 basis points to the yields on community banking segment loans and total loans, respectively, and 28 basis points to both the yield on total earning assets and the net interest margin for the first quarter of 2020.  Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented.

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended March 31,
	2021			2020
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$202,537	$748	1.48%	$131,837	$787	2.39%
Tax-exempt	86,159	593	2.76	72,162	628	3.48
Total securities	288,696	1,341	1.86	203,999	1,415	2.77
Loans:
Community banking segment	1,045,876	11,454	4.44	919,466	12,165	5.32
Mortgage banking segment	174,415	1,127	2.62	73,726	661	3.61
Consumer finance segment	314,223	9,249	11.94	310,117	10,101	13.10
Total loans	1,534,514	21,830	5.77	1,303,309	22,927	7.08
Interest-bearing deposits in other banks	125,439	46	0.15	189,467	598	1.28
Total earning assets	1,948,649	23,217	4.83	1,696,775	24,940	5.91
Allowance for loan losses	(39,530)			(32,866)
Total non-earning assets	192,112			183,627
Total assets	$2,101,231			$1,847,536

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$300,728	130	0.18	$261,221	230	0.35
Money market deposit accounts	305,647	202	0.27	237,579	328	0.56
Savings accounts	191,851	27	0.06	141,689	28	0.08
Certificates of deposit, $100 or more	267,891	827	1.25	249,407	1,233	1.99
Other certificates of deposit	196,816	481	0.99	255,313	1,066	1.68
Interest-bearing deposits	1,262,933	1,667	0.54	1,145,209	2,885	1.01
Borrowings	76,940	733	3.81	165,261	1,290	3.12
Total interest-bearing liabilities	1,339,873	2,400	0.72	1,310,470	4,175	1.28
Noninterest-bearing demand deposits	515,782			321,838
Other liabilities	56,471			39,303
Total liabilities	1,912,126			1,671,611
Equity	189,105			175,925
Total liabilities and equity	$2,101,231			$1,847,536
Net interest income		$20,817			$20,765
Interest rate spread			4.11%			4.63%
Interest expense to average earning assets			0.50%			0.99%
Net interest margin			4.33%			4.92%

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

TABLE 2: Rate-Volume Recap

	Three Months Ended March 31, 2021 from 2020
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans:
Community banking segment	$(2,199)	$1,488	$(711)
Mortgage banking segment	(222)	688	466
Consumer finance segment	(972)	120	(852)
Securities:
Taxable	(366)	327	(39)
Tax-exempt	(144)	109	(35)
Interest-bearing deposits in other banks	(399)	(153)	(552)
Total interest income	(4,302)	2,579	(1,723)
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	(128)	28	(100)
Money market deposit accounts	(202)	76	(126)
Savings accounts	(9)	8	(1)
Certificates of deposit, $100 or more	(490)	84	(406)
Other certificates of deposit	(376)	(209)	(585)
Total interest-bearing deposits	(1,205)	(13)	(1,218)
Borrowings	240	(797)	(557)
Total interest expense	(965)	(810)	(1,775)
Change in net interest income	$(3,337)	$3,389	$52

Net interest income, on a taxable-equivalent basis, for the three months ended March 31, 2021 was $20.8 million, essentially unchanged compared to the three months ended March 31, 2020. Annualized net interest margin decreased 59 basis points to 4.33 percent for the first quarter of 2021, relative to the same period in 2020, due primarily to lower average yields on loans, securities and cash reserves, partially offset by lower average costs of deposits (including growth in noninterest-bearing demand deposits) and using lower-yielding excess cash to fund growth in loans and securities and repay borrowings.  The yield on interest-earning assets and cost of interest-bearing liabilities decreased by 108 basis points and 56 basis points, respectively, for the first quarter of 2021, compared to the same period in 2020.  Average earning assets grew by $251.9 million for the first quarter of 2021, compared to the same period in 2020, primarily due to growth in loans (including PPP loans) and securities, funded by deposit growth.

Average loans, which includes both loans held for investment and loans held for sale, increased $231.2 million to $1.5 billion for the first quarter of 2021, compared to the same period in 2020. Average loans held for investment at the community banking segment increased $126.4 million, or 14 percent, for the first quarter of 2021, compared to the same period in 2020.  This increase included $93.1 million of average balances of PPP loans.  In addition to the increase resulting from the PPP, the increase in average loans outstanding for the first quarter of 2021 compared to the same period in 2020 resulted from growth in the commercial real estate and commercial business lending segments of the loan portfolio. Average loans held for investment at the consumer finance segment increased $4.1 million, or 1.3 percent, for the first quarter of 2021, compared to the same period in 2020 as average marine and RV loans increased due to the continued expansion of the consumer finance segment’s purchases of those loan contracts and average automobile loans decreased due to continuing competition for loan contracts.  Average loans at the mortgage banking segment, which consist primarily of loans held for sale, increased $100.7 million, or 137 percent, for the first quarter of 2021, compared to the same period in 2020, due to higher loan production.

The overall yield on average loans decreased 131 basis points to 5.77 percent for the first quarter of 2021, compared to the same period in 2020, due primarily to lower average yields across the loan portfolio and changes in the composition of the portfolio. The community banking segment average loan yield decreased 88 basis points to 4.44 percent for the first quarter of 2021, compared to the first quarter of 2020, due primarily to changes in interest rates in 2020, resulting in repricing of variable rate loans and lower average yields on new lending, as well as lower interest income on PCI loans.  The recognition of interest income on PCI loans is based on management’s expectation of future payments of principal and interest, which is inherently uncertain. Earlier than expected repayments of certain PCI loans resulted in the recognition of additional interest income during the first quarters of 2021 and 2020. Interest income recognized on PCI loans was $517,000 and $959,000 for the first quarters of 2021 and 2020, respectively. PPP loans earn interest at a note rate of one percent as well as net origination fees that are amortized over the contractual term of the related loan or accelerated into interest income upon repayment of the loan.  Net PPP origination fees recognized in  the first quarter of 2021 were $864,000.  Unrecognized net deferred PPP fees at March 31, 2021 were $3.7 million, which are expected to be recognized primarily in 2021 and 2022. The consumer finance segment average loan yield decreased 116 basis points to 11.94 percent for the first quarter of 2021, compared to the first quarter of 2020, due to continued competition in the non-prime automobile loan business, including the effect of a lower interest rate environment, and the consumer finance segment continuing to pursue growth in higher quality, lower yielding loans, which includes prime marine and RV loans. The mortgage banking segment average loan yield decreased 99 basis points to 2.62 percent due to lower market interest rates for mortgage loans.

Average securities available for sale increased $84.7 million for the first quarter of 2021, compared to the same period in 2020, due primarily to higher purchases of securities. The average yield on the securities portfolio on a taxable-equivalent basis decreased 91 basis points for the first quarter of 2021, compared to the same period in 2020, due to purchases of securities in 2020 and 2021 at lower average yields relative to the average yield of the portfolio as a whole, increased calls of securities that were issued during periods of higher market interest rates, and accelerated amortization of premiums on mortgage-backed securities as a result of increased prepayment activity.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the Federal Reserve Bank, decreased $64.0 million for the first quarter of 2021, compared to the same period in 2020, as the Corporation utilized excess cash to fund growth in loans and securities and repay borrowings. The average yield on interest-bearing deposits in other banks decreased 113 basis points for the first quarter of 2021, compared to the same period in 2020, due to lower average rates on excess cash reserves.  The Federal Reserve Bank decreased the interest rate on excess cash reserve balances from 1.55 percent at December 31, 2019 to 0.10 percent by March 31, 2020 in response to the COVID-19 pandemic, and the rate has remained unchanged since the end of the first quarter of 2020.

Average money market, savings and interest-bearing demand deposits increased $157.7 million for the first quarter of 2021, and average time deposits decreased $40.0 million for the first quarter of 2021, compared to the same period in 2020.  Average noninterest-bearing demand deposits increased $193.9 million for the first quarter of 2021, compared to the same period in 2020.  The average cost of interest-bearing deposits decreased 47 basis points for the first quarter of 2021, compared to the same period in 2020, due primarily to lower rates on time deposits. Offered rates on interest-bearing deposit accounts were reduced in response to changes in market interest rates beginning in March 2020.  While changes in rates take effect immediately for interest checking, money market and savings accounts, changes in the average cost of time deposits lag changes in pricing based on the repricing of time deposits at maturity.  Rates on outstanding time deposits continued to decrease during the first quarter of 2021 as accounts at higher rates matured.

Average borrowings decreased $88.3 million for the first quarter of 2021, compared to the same period in 2020 due primarily to the repayment of long-term borrowings in 2020, partially offset by the issuance of $20.0 million of subordinated notes by the Corporation in the third quarter of 2020 and finance leases commenced in 2020.  The average cost of borrowings increased 69 basis points during the first quarter of 2021, compared to the same period in 2020 due primarily to the higher cost of the subordinated notes relative to borrowings that were repaid.

The Corporation believes that its net interest margin may be affected in future periods by several factors that are difficult to predict, including (1) changes in interest rates, which may depend on the severity of adverse economic conditions, the timing and extent of any economic recovery, and the extent of government stimulus measures, which are inherently uncertain, (2) possible changes in the composition of earning assets which may result from decreased loan demand as a result of the current economic environment (3) accretion of purchase discounts on loans related to acquisitions, which is included in yields on loans and may fluctuate based on the timing of repayment and (4) the recognition of net deferred fees on PPP loans, which is subject to the timing of repayment or forgiveness.

Noninterest Income

TABLE 3: Noninterest Income

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Gains on sales of loans	$7,058	$3,676
Mortgage banking fee income	1,856	1,305
Interchange income	1,318	1,089
Service charges on deposit accounts	819	1,002
Wealth management services income, net	702	585
Mortgage lender services income	778	242
Other service charges and fees	389	375
Net gains on sales, maturities and calls of available for sale securities	32	4
Other income (loss), net	1,404	(1,530)
Total noninterest income	$14,356	$6,748

Total noninterest income increased $7.6 million, or 113 percent, in the first quarter of 2021, compared to the first quarter of 2020.  The increase in noninterest income was due primarily to (1) higher gains on sales of loans as a result of higher margins on loans originated for resale, (2) higher mortgage banking fee income, which resulted from higher loan production, (3) higher mortgage lender services income for providing mortgage origination functions to third parties, as a result of higher volume, (4) losses of $298,000 in the first quarter of 2020, included in other income (loss), net, resulting from the disposition of assets in connection with the acquisition of Peoples, (5) an increase in debit card interchange activity and (6) unrealized gains in the Corporation’s nonqualified deferred compensation plan, included in other income (loss), net, of $506,000 in the first quarter of 2021, compared to unrealized losses of $2.0 million in the first quarter of 2020, partially offset by lower overdraft fee income, included in service charges on deposit accounts.  Unrealized gains and losses in the Corporation’s nonqualified deferred compensation plan are offset by changes in deferred compensation, recorded in salaries and employee benefits expense.

Noninterest Expense

TABLE 4: Noninterest Expense

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Salaries and employee benefits	$15,613	$10,817
Occupancy expense	2,360	2,047
Other expenses:
Data processing	2,903	2,674
Professional fees	747	980
Mortgage banking loan processing expenses	894	484
Other expenses	2,783	3,083
Total other expenses	7,327	7,221
Total noninterest expense	$25,300	$20,085

Total noninterest expenses increased $5.2 million, or 26 percent, in the first quarter of 2021, compared to the first quarter of 2020.  The increase in noninterest expenses was due primarily to higher expenses related to higher mortgage loan production volume included in salaries and employee benefits, data processing and mortgage banking loan processing expenses, higher occupancy expense related to the opening of two new financial centers in the third quarter of 2020, and changes in deferred compensation liabilities under the Corporation’s nonqualified deferred compensation plan, partially offset by lower merger related expenses and cost savings related to the integration of Peoples.  Changes in deferred compensation liabilities increased salaries and employee benefits expense by $506,000 in the first quarter of 2021 and decreased salaries and employee benefits expense by $2.0 million in the first quarter of 2020, and are offset by unrealized gains and losses recorded in noninterest income.

Merger related expenses of $957,000 were recorded in the first quarter of 2020, of which $69,000 was salaries and employee benefits expense, $238,000 was data processing expense, $314,000 was professional fees expense, $38,000 was other expenses and $298,000 was included in other income (loss), net within noninterest income.  There were no merger related expenses in the first quarter of 2021.

Income Taxes

The Corporation’s consolidated effective income tax rate was 24.2 percent and 21.2 percent for the first quarter of 2021 and 2020, respectively. The effective income tax rate for the first quarter of 2021 was higher compared to the same period in 2020 as income before income taxes grew while certain tax benefits, including benefits related to tax-exempt income and share-based compensation, did not.

Business Segments

The Corporation operates in a decentralized manner in three business segments: community banking, mortgage banking and consumer finance.  An overview of the financial results for each of the Corporation’s business segments is presented below.

Community Banking:  Beginning with the first quarter of 2021, the community banking segment comprises C&F Bank and C&F Wealth Management.  Prior to the first quarter of 2021, the segment comprised only C&F Bank, and prior periods have been restated to conform to the current period presentation.  The following table presents the community banking segment operating results for the periods indicated.

TABLE 5: Community Banking Segment Operating Results

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Interest income	$15,176	$15,915
Interest expense	1,724	3,144
Net interest income	13,452	12,771
Provision for loan losses	—	1,000
Net interest income after provision for loan losses	13,452	11,771
Noninterest income:
Interchange income	1,318	1,089
Service charges on deposit accounts	819	1,002
Investment services income	702	585
Other income, net	1,129	609
Total noninterest income	3,968	3,285
Noninterest expense:
Salaries and employee benefits	8,248	8,508
Occupancy expense	1,772	1,502
Data processing	1,991	2,052
Other expenses	2,041	2,340
Total noninterest expenses	14,052	14,402
Income before income taxes	3,368	654
Income tax expense (benefit)	575	(3)
Net income	$2,793	$657

The community banking segment reported net income of $2.8 million for the first quarter of 2021, compared to net income of $657,000 for the first quarter of 2020.  The increase in community banking segment quarterly net income of $2.1 million was due primarily to lower provision for loan losses, lower merger related expenses, higher net interest income, cost savings related to the integration of Peoples, and higher income from debit card interchange and wealth management services, partially offset by lower overdraft fee income and higher expenses related to occupancy and FDIC deposit insurance.

Net interest income for the community banking segment increased $681,000 for the first quarter of 2021 compared to the first quarter of 2020. This increase resulted from a decrease of $1.4 million in interest expense, partially offset by a decrease of $739,000 in interest income, which were due primarily to growth in average balances of loans and securities, funded by deposit growth, and lower average cost of deposits, partially offset by lower average yields on loans.  Interest income for the first quarter of 2021 included net PPP origination fees recognized of  $864,000.  Unrecognized net deferred PPP fees at March 31, 2021 were $3.7 million, which are expected to be recognized primarily in 2021 and 2022. Provision for loan losses for the community banking segment decreased $1.0 million for the first quarter of 2021 compared to the first quarter of 2020, due primarily to qualitative adjustments to reserves related to the COVID-19 pandemic and loan growth that resulted in increased provision for loan losses in the first quarter of 2020. Management believes that the level of the allowance for loan losses is sufficient to absorb losses inherent in the portfolio. However, if there are further challenges to the economic recovery, including a resurgence in COVID-19 cases or weaker than expected consumer spending, additional provision for loan losses may be required in future periods.

Merger related expenses at the community banking segment of $857,000 ($658,000 after income taxes) were recorded in the first quarter of 2020, of which $69,000 was salaries and employee benefits expense, $238,000 was data processing expense, $214,000 was professional fees expense, $38,000 was other expenses and $298,000 was included in other income (loss), net.  There were no merger related expenses in the first quarter of 2021. Cost savings related to the integration of Peoples were realized primarily in salaries and employee benefits expense. Occupancy expense was higher in the first quarter of 2021 compared to the first quarter of 2020 due primarily to the opening of two new financial centers in the third quarter of 2020.  FDIC insurance assessment expense, included in other expenses, was higher in the first quarter of 2021 compared to the first quarter of 2020 as credits available to banks with less than $10 billion in consolidated assets were used to offset assessment expense for the first quarter of 2020.

Mortgage Banking:  The following table presents the mortgage banking operating results for the periods indicated.

TABLE 6: Mortgage Banking Segment Operating Results

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Interest income	$1,127	$661
Interest expense	373	305
Net interest income	754	356
Provision for loan losses	30	—
Net interest income after provision for loan losses	724	356
Noninterest income:
Gains of sales of loans	7,105	3,676
Mortgage banking fee income	1,873	1,305
Mortgage lender services fee income	778	242
Other income	73	64
Total noninterest income	9,829	5,287
Noninterest expense:
Salaries and employee benefits	4,467	1,845
Occupancy expense	419	384
Data processing	616	296
Other expenses	1,485	1,043
Total noninterest expenses	6,987	3,568
Income before income taxes	3,566	2,075
Income tax expense	1,021	532
Net income	$2,545	$1,543

The mortgage banking segment reported net income of $2.5 million for the first quarter of 2021, compared to net income of $1.5 million for the first quarter of 2020. The increase in mortgage banking segment quarterly net income of $1.0 million was due primarily to higher gains on sales of loans as a result of higher margins on loans originated for resale, higher fee income as a result of higher volume of mortgage loan originations and higher lender services volume, and higher net interest income due to higher average balances of loans held for sale.  Partially offsetting these factors were higher expenses, primarily tied to loan production, including salaries and employee benefits expense, loan processing expense, which is included in other expenses, and data processing expense.

Mortgage loan originations for the mortgage banking segment were $422.5 million and $260.4 million for the first quarters of 2021 and 2020, respectively. Sustained historically low interest rates on mortgage loans and higher demand in the housing market have contributed to continued higher volume in the broader mortgage industry during the first quarter of 2021. Mortgage loan originations for the mortgage banking segment during the first quarter of 2021 for refinancings and home purchases were $235.2 million and $187.3 million, respectively, compared to $95.4 million and $165.0 million, respectively, during the first quarter of 2020. While mortgage loan origination volume increased 62 percent compared to the first quarter of 2020, gains on sales of loans also includes the effects of changes in locked loan commitments, which reflects the volume of mortgage loan applications that are in process and have not closed.  Locked loan commitments decreased by $6.2 million  in the first quarter of 2021 and grew by $170.1 million in the first quarter of 2020.  Locked loan commitments were $192.5 million at March 31, 2021, compared to $198.7 million at December 31, 2020 and $245.2 million at March 31, 2020.

Consumer Finance:  The following table presents the consumer finance operating results for the periods indicated.

TABLE 7: Consumer Finance Segment Operating Results

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Interest income	$9,249	$10,101
Interest expense	2,200	2,286
Net interest income	7,049	7,815
Provision for loan losses	250	1,650
Net interest income after provision for loan losses	6,799	6,165

Noninterest income	112	117
Noninterest expense:
Salaries and employee benefits	2,240	2,243
Occupancy expense	169	164
Data processing	292	314
Other expenses	747	909
Total noninterest expenses	3,448	3,630
Income before income taxes	3,463	2,652
Income tax expense	936	722
Net income	$2,527	$1,930

The consumer finance segment reported net income of $2.5 million for the first quarter of 2021, compared to net income of $1.9 million for the first quarter of 2020.  The increase in consumer finance segment quarterly net income of $597,000 was due primarily to lower provision for loan losses, partially offset by lower net interest income.

Interest income decreased $852,000 for the first quarter of 2021 compared to the first quarter of 2020 due primarily to lower average yields on loans, resulting from continued competition in the non-prime automobile loan business, including the effect of a lower interest rate environment, and the consumer finance segment’s pursuing growth in higher quality, lower yielding loans, which include prime marine and RV loans.  Provision for loan losses decreased for the first quarter of 2021 due to lower net charge-offs and due to qualitative adjustments to reserves related to the COVID-19 pandemic that increased provision for loan losses in the first quarter of 2020. Management believes that the level of the allowance for loan losses is sufficient to absorb losses inherent in the portfolio.  However, if there are further challenges to the economic recovery, including a resurgence in COVID-19 cases, weaker than expected consumer spending or a reduction in government stimulus prior to a recovery in employment, additional provision for loan losses may be required in future periods.

In April 2021, the consumer finance segment relocated its headquarters to a newly constructed office that it owns, and exited its prior leased office space.  Beginning with the second quarter of 2021, the consumer finance segment expects to realize cost savings in occupancy expense related to the headquarters relocation.

ASSET QUALITY

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. Table 8 summarizes the allowance activity for the periods indicated:

TABLE 8: Allowance for Loan Losses

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Balance, beginning of period	$39,156	$32,873
Provision for loan losses:
Community Banking	—	1,000
Mortgage Banking	30	—
Consumer Finance	250	1,650
Total provision for loan losses	280	2,650
Loans charged off:
Real estate—residential mortgage	—	(4)
Commercial, financial and agricultural[1]	—	(18)
Consumer	(45)	(93)
Consumer finance	(1,651)	(3,426)
Total loans charged off	(1,696)	(3,541)
Recoveries of loans previously charged off:
Real estate—residential mortgage	7	4
Commercial, financial and agricultural[1]	—	1
Consumer	35	62
Consumer finance	1,251	1,249
Total recoveries	1,293	1,316
Net loans charged off	(403)	(2,225)
Balance, end of period	$39,033	$33,298
Ratio of annualized net charge-offs to average total loans outstanding during period for Community Banking	0.01%	0.01%
Ratio of annualized net charge-offs to average total loans outstanding during period for Consumer Finance	0.51%	2.81%

1	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Table 9 presents the allocation of the allowance for loan losses as of the dates indicated.

TABLE 9: Allocation of Allowance for Loan Losses

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,893	$2,914
Real estate—construction [1]	822	975
Commercial, financial and agricultural [2]	11,007	10,696
Equity lines	671	687
Consumer	277	371
Consumer finance	23,363	23,513
Total allowance for loan losses	$39,033	$39,156
Ratio of loans to total period-end loans:
Real estate—residential mortgage	16%	16%
Real estate—construction [1]	4	4
Commercial, financial and agricultural [2]	53	52
Equity lines	3	4
Consumer	1	1
Consumer finance	23	23
	100%	100%
1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators are presented in Table 10 below.  The characteristics of these loan ratings are as follows:

●	Pass rated loans are to persons or business entities with an acceptable financial condition, appropriate collateral margins, appropriate cash flow to service the existing loan, and an appropriate leverage ratio. The borrower has paid all obligations as agreed and it is expected that this type of payment history will continue. When necessary, acceptable personal guarantors support the loan.

●	Special mention loans have a specific identified weakness in the borrower’s operations and in the borrower’s ability to generate positive cash flow on a sustained basis. The borrower’s recent payment history may be characterized by late payments. The Corporation’s risk exposure is mitigated by collateral supporting the loan. The collateral is considered to be well-margined, well maintained, accessible and readily marketable.

●	Substandard loans are considered to have specific and well-defined weaknesses that jeopardize the viability of the Corporation’s credit extension. The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantor(s) to pay the loan may not adequately protect the Corporation. There is a distinct possibility that the Corporation will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet the Corporation’s definition of impaired unless the loan is significantly past due and the borrower’s performance and financial condition provide evidence that it is probable that the Corporation will be unable to collect all amounts due.

●	Substandard nonaccrual loans have the same characteristics as substandard loans; however, they have a nonaccrual classification because it is probable that the Corporation will not be able to collect all amounts due.

●	Doubtful rated loans have all the weaknesses inherent in a loan that is classified substandard but with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high.
●	Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

TABLE 10: Credit Quality Indicators

Loans by credit quality indicators as of March 31, 2021 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$215,312	$699	$631	$278	$216,920
Real estate – construction [2]	52,884	—	—	—	52,884
Commercial, financial and agricultural [3]	712,737	18,611	8,223	2,409	741,980
Equity lines	46,658	126	3	189	46,976
Consumer	8,964	42	16	110	9,132
	$1,036,555	$19,478	$8,873	$2,986	$1,067,892

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$316,962	$182	$317,144
1	At March 31, 2021, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2020 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$215,712	$1,715	$595	$276	$218,298
Real estate – construction [2]	62,147	—	—	—	62,147
Commercial, financial and agricultural [3]	668,167	18,631	10,989	2,428	700,215
Equity lines	48,140	132	3	191	48,466
Consumer	10,832	48	41	107	11,028
	$1,004,998	$20,526	$11,628	$3,002	$1,040,154

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$311,850	$402	$312,252
1	At December 31, 2020, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Table 11 summarizes nonperforming assets as of the dates indicated.

TABLE 11: Nonperforming Assets

Community Banking Segment

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Loans, excluding purchased loans and PPP loans	$870,811	$862,917
Purchased performing loans[1]	77,491	87,096
Purchased credit impaired loans[1]	5,878	6,359
PPP loans[2]	102,573	76,527
Total loans	$1,056,753	$1,032,899

Nonaccrual loans	$2,956	$2,971
OREO[3]	907	907
Total nonperforming assets	$3,863	$3,878

Accruing loans past due for 90 days or more	$145	$145
Troubled debt restructurings (TDRs)[4]	$3,000	$3,575
Allowance for loan losses (ALL)	$15,032	$15,035
Nonperforming assets to total loans and OREO	0.37%	0.38%
ALL to total loans, excluding purchased credit impaired loans[5]	1.43	1.46
ALL to total loans, excluding purchased loans and PPP loans	1.73	1.74
ALL to total nonaccrual loans	508.53	506.06
Annualized net charge-offs to average total loans	0.01	0.01
1	Acquired loans are tracked in two separate categories – “purchased performing” and “purchased credit impaired.” The remaining discount for the purchased performing loans was $1.5 million at March 31, 2021 and $1.8 million at December 31, 2020. The remaining discount for the purchased credit impaired loans was $6.1 million at March 31, 2021 and $6.4 million at December 31, 2020.
2	The principal amount of outstanding PPP loans was $106.3 million at March 31, 2021 and $78.7 million at December 31, 2020.
3	OREO includes $835,000 at both March 31, 2020 and December 31, 2020 related to the land and buildings of the Bellgrade branch, which was consolidated into a nearby branch in 2019.
4	Nonaccrual loans include nonaccrual TDRs of $301,000 at March 31, 2021 and $257,000 at December 31, 2020.
5	The ratio of ALL to total loans, excluding purchased credit impaired loans, includes purchased performing loans and loans originated under the PPP for which no allowance for loan losses is required.

Mortgage Banking Segment

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Nonaccrual loans	$30	$31
Total loans	$11,139	$7,255
ALL	$638	$608
Nonaccrual loans to total loans	0.27%	0.43%
ALL to total loans	5.73	8.38

Consumer Finance Segment

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Nonaccrual loans	$182	$402
Accruing loans past due for 90 days or more	$—	$—
Repossessed assets	$156	$291
Total loans	$317,144	$312,252
ALL	$23,363	$23,513
Nonaccrual consumer finance loans to total consumer finance loans	0.06%	0.13%
ALL to total consumer finance loans	7.37	7.53
Annualized net charge-offs to average total loans	0.51	1.54

Nonperforming assets of the community banking segment totaled $3.9 million at March 31, 2021 and December 31, 2020. Nonperforming assets at March 31, 2021 and December 31, 2020 consisted of $3.0 million in nonaccrual loans and $907,000 in OREO.  Nonaccrual loans were comprised primarily of one commercial relationship at March 31, 2021 and December 31, 2020.

The allowance for loan losses as a percentage of total loans at the community banking segment, excluding PCI loans, at March 31, 2021 decreased to 1.43 percent, compared to 1.46 percent at December 31, 2020. The allowance for loan losses as a percentage of total loans excluding all purchased loans and loans originated under the PPP was 1.73 percent at March 31, 2021, compared to 1.74 percent at December 31, 2020.  As of March 31, 2021, the community banking segment maintained reserves that were added during 2020 based on qualitative adjustments related to the COVID-19 pandemic. As of March 31, 2021, compared to December 31, 2020, there have not been significant changes in the overall credit quality of the loan portfolio, although management believes that the effects of PPP loans and government stimulus may be delaying signs of credit deterioration.  At March 31, 2021, compared to December 31, 2020, the allowance for loan losses remained unchanged at $15.0 million.  Management believes that the level of the allowance for loan losses is sufficient to absorb losses inherent in the portfolio.  However, if there are further challenges to the economic recovery, including a resurgence in COVID-19 cases or weaker than expected consumer spending, additional provision for loan losses may be required in future periods.

Nonaccrual loans at the consumer finance segment were $182,000 at March 31, 2021, compared to $402,000 at December 31, 2020. Nonaccrual consumer finance loans remain low relative to the allowance for loan losses and the total consumer finance loan portfolio because the consumer finance segment generally initiates repossession of loan collateral once a loan becomes more than 60 days delinquent.  Repossessed vehicles of the consumer finance segment are classified as other assets and consist only of vehicles the Corporation has the legal right to sell.  Prior to the reclassification from loans to repossessed vehicles, the difference between the carrying amount of each loan and the fair value of each vehicle (i.e. the deficiency) is charged against the allowance for loan losses. At March 31, 2021, repossessed vehicles available for sale totaled $156,000, compared to $291,000 at December 31, 2020.

The consumer finance segment’s allowance for loan losses decreased $150,000 to $23.4 million at March 31, 2021 from $23.5 million at December 31, 2020. Total delinquent loans as a percentage of total loans decreased to 1.56 percent at March 31, 2021 compared to 3.08 percent at December 31, 2020 and 3.38 percent at  March 31, 2020.  Average amounts of payment deferrals on a monthly basis, which are not included in delinquent loans, were 1.16 percent and 2.52 percent as a percentage of average non-prime automobile loans outstanding for the first quarter of 2021 and 2020, respectively.  The consumer finance segment at times offers payment deferrals to borrowers as a portfolio management technique. The consumer finance segment’s annualized net charge-off ratio for the first quarter of 2021 decreased to 0.51 percent from 2.81 percent for the first quarter of 2020 due to a lower number of charge-offs during the first quarter of 2021 as a result of improvement in loan performance and lower losses per loan charged off as a result of a strong used car market. Improvement in loan performance has resulted from the consumer finance segment continuing to purchase higher quality loans, including marine and RV loans, as well as borrowers benefitting from the government’s stimulus measures in response to the pandemic. The Corporation can give no assurance as to the continuation of government stimulus measures or the extent to which they will be effective. The allowance for loan losses as a percentage of loans decreased to 7.37 percent at March 31, 2021, compared to 7.53 percent at December 31, 2020. The decrease in the level of the allowance for loan losses as a percentage of total loans is primarily a result of lower net charge-offs.  Management believes that the level of the allowance for loan losses is sufficient to absorb losses inherent in the portfolio.  However, if there are further challenges to the economic recovery, including a resurgence in COVID-19 cases, weaker than expected consumer spending or a reduction in government stimulus prior to a recovery in employment, additional provision for loan losses may be required in future periods.

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

TABLE 12: Impaired Loans

Impaired loans, which included TDRs of $3.0 million, and the related allowance at March 31, 2021, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$1,753	$446	$1,194	$69	$1,758	$17
Commercial, financial and agricultural:
Commercial real estate lending	1,395	—	1,395	95	1,396	18
Commercial business lending	2,430	—	2,408	625	2,410	—
Equity lines	120	110	—	—	117	—
Consumer	286	—	105	102	106	—
Total	$5,984	$556	$5,102	$891	$5,787	$35

Impaired loans, which included TDRs of $3.6 million, and the related allowance at December 31, 2020, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$2,326	$931	$1,279	$77	$2,353	$105
Commercial, financial and agricultural:
Commercial real estate lending	1,397	—	1,397	89	1,404	73
Commercial business lending	2,430	—	2,428	585	2,573	—
Equity lines	120	111	—	—	119	2
Consumer	147	—	132	128	154	3
Total	$6,420	$1,042	$5,236	$879	$6,603	$183

TDRs at March 31, 2021 and December 31, 2020 were as follows:

TABLE 13: Troubled Debt Restructurings

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Accruing TDRs	$2,699	$3,318
Nonaccrual TDRs[1]	301	257
Total TDRs[2]	$3,000	$3,575
1	Included in nonaccrual loans in Table 11: Nonperforming Assets.
2	Included in impaired loans in Table 12: Impaired Loans.

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

The Corporation has accommodated certain borrowers affected by the COVID-19 pandemic by granting short-term payment deferrals or periods of interest-only payments. Generally, a short-term payment deferral does not result in a loan modification being classified as a TDR. Furthermore, certain modifications are not required to be evaluated for classification as a TDR under statutory and regulatory relief related to the COVID-19 pandemic. There were no modifications offered during the first quarter of 2021 which were not evaluated for classification as a TDR. The Corporation has granted loan modifications related to COVID-19 on aggregate balances of $103.6 million since the beginning of the pandemic. At March 31, 2021, loans whose modification periods had not ended had aggregate balances of $23.5 million and all such loans are performing in accordance with their modified terms, which includes payments of interest. Management monitors the credit risk related to these loans and has adjusted risk ratings as applicable as of March 31, 2021. Management cannot predict the overall impact of the COVID-19 pandemic on its loan portfolio or the extent of payment deferrals or other modifications that may be granted. Depending on the severity and duration of the economic disruption caused by the COVID-19 pandemic, the Corporation may experience an increase in delinquencies that may lead to further loan modifications, including loan modifications that may be classified as TDRs.

FINANCIAL CONDITION

At March 31, 2021, the Corporation had total assets of $2.2 billion, which was an increase of $82.3 million since December 31, 2020. The increase resulted primarily from loan and deposit growth.

Loan Portfolio

Table 14 presents information pertaining to the composition of loans held for investment.

TABLE 14: Summary of Loans Held for Investment

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate—residential mortgage	$216,920	16%	$218,298	16%
Real estate—construction [1]	52,884	4	62,147	4
Commercial, financial, and agricultural [2]	741,980	53	700,215	52
Equity lines	46,976	3	48,466	4
Consumer	9,132	1	11,028	1
Consumer finance	317,144	23	312,252	23
Total loans	1,385,036	100%	1,352,406	100%
Less allowance for loan losses	(39,033)		(39,156)
Total loans, net	$1,346,003		$1,313,250
1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending (which includes loans originated under the PPP).

Beginning in April 2020, the community banking segment originated loans under the PPP which are guaranteed by the SBA, and in some cases borrowers may be eligible to obtain forgiveness of the loans, in which case loans would be repaid by the SBA.  Net PPP origination fees recognized in  the first quarter of 2021 were $864,000.  Since the second quarter of 2020, the community banking segment has recognized $2.4 million of net fees under the PPP, and there were unrecognized net deferred PPP fees at March 31, 2021 of $3.7 million, which are expected to be recognized primarily in 2021 and 2022. As repayment of the loans is guaranteed by the SBA, the community banking segment does not recognize a reserve for PPP loans in its allowance for loan losses.  Table 15 presents information pertaining to loans originated under the PPP.

TABLE 15: Paycheck Protection Loans

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Outstanding principal	$106,288	$78,684
Unrecognized deferred fees, net	(3,715)	(2,157)
	$102,573	$76,527

In evaluating the allowance for loan losses, the community banking segment considered its exposure to segments of the economy that it believes have been or will be most sensitive to the impacts of the COVID-19 pandemic.  Table 16 presents balances of loans to borrowers in these sensitive industries at March 31, 2021, excluding PPP loans, and the exposure of the community banking segment to those borrowers, which includes available credit.

TABLE 16: Sensitive Industries and Exposure

	March 31, 2021
(Dollars in thousands)	Balance	Exposure
Apartments	$82,074	$94,398
Health care[1]	65,974	66,863
Commercial real estate - retail[2]	51,073	56,009
Restaurants	14,444	14,918
Fitness centers and recreation	11,208	11,927
Hospitality	8,154	31,782
	$232,927	$275,897

________________________

1	Includes primarily loans secured by medical office buildings and assisted living facilities.
2	Includes loans secured by commercial real estate used or being constructed for use in a retail business, a majority of which are leased to unrelated retail tenants.

The increase in total loans from December 31, 2020 to March 31, 2021 was due primarily to commercial loan growth at the community banking segment, which included a $26.0 million increase in loans originated under the PPP.

Investment Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At March 31, 2021 and December 31, 2020, all securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 17: Securities Available for Sale

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$53,681	17%	$48,282	17%
Mortgage-backed securities	150,518	47	123,714	43
Obligations of states and political subdivisions	103,154	32	102,805	36
Corporate and other debt securities	13,932	4	11,588	4
Total available for sale securities at fair value	$321,285	100%	$286,389	100%

For more information about the Corporation's securities available for sale, including information about securities in an unrealized loss position at March 31, 2021 and December 31, 2020, see Part I, Item 1, “Financial Statements” under the heading “Note 3: Securities” in this Quarterly Report on Form 10-Q.

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first quarter of 2021, deposits increased $79.8 million to $1.83 billion at March 31, 2021, compared to $1.75 billion at December 31, 2020. This increase included the effect of PPP loans and direct government payments received by depositors.

The Corporation had $5.6 million in brokered money market and time deposits outstanding at March 31, 2021, compared to $6.1 million at December 31, 2020. The source of these brokered deposits is primarily uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Borrowings

Borrowings increased to $79.7 million at March 31, 2021 from $76.2 million at December 31, 2020, primarily due to fluctuations in short-term borrowings with commercial customers.

Off-Balance Sheet Arrangements

As of March 31, 2021, there have been no material changes to the off-balance sheet arrangements disclosed in Part II, Item 7, "Management's Discussion and Analysis," under the heading "Off-Balance-Sheet Arrangements" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020.

At March 31, 2021, the mortgage banking segment had $181.1 million of  interest rate lock commitments (IRLCs) and $161.8 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $342.9 million in mortgage loans.  Also at March 31, 2021, the mortgage banking segment had $11.4 million of IRLCs and $9.0 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using forward sales of $11.3 million of TBA securities and mandatory-delivery forward sales contracts for $7.6 million in mortgage loans.

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

The Corporation has interest rate swaps that qualify and are designated as cash flow hedges. The Corporation’s cash flow hedges effectively modify the Corporation’s exposure to interest rate risk by converting variable rates of interest on $25.0 million of the Corporation’s trust preferred capital notes to fixed rates of interest for periods that end between June 2024 and June 2029. The cash flow hedges’ total notional amount is $25.0 million. At March 31, 2021, the cash flow hedges had a fair value of $891,000, which is recorded in other liabilities.  The net gain/loss on the cash flow hedges is recognized as a component of other comprehensive income and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings.

The Corporation also enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs.  The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms.  The net effect of these interest rate swaps and the related loans is that the customer pays a fixed rate of interest and the Corporation receives a floating rate.  At March 31, 2021, the total notional amount of the interest rate swaps related to these loans was $168.9 million and the interest rate swaps had a net fair value of zero, with $4.5 million recognized in other assets and $4.5 million recognized in other liabilities.  These swaps are not designated as hedging instruments; therefore, changes in fair value are recorded in other noninterest expense.

The Corporation’s contracts with dealer counterparties for interest rate swaps and forward sales of TBA securities require the Corporation to post collateral for derivative instruments in a loss position, subject to certain thresholds and offsets.  At March 31, 2021 and at December 31, 2020, $5.6 million and $9.9 million, respectively, of cash collateral was maintained with dealer counterparties and was included in “Other assets” in the Consolidated Balance Sheets.

Contractual Obligations

As of March 31, 2021, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading “Table 20: Contractual Obligations” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available for sale, totaled $330.62 million at March 31, 2021, compared to $227.9 million at December 31, 2020. The Corporation’s funding sources, including capacity, amount outstanding and amount available at March 31, 2021 are presented in Table 18.

TABLE 18: Funding Sources

	March 31, 2021
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$95,000	$—	$95,000
Repurchase lines of credit	35,000	—	35,000
Borrowings from FHLB	239,057	—	239,057
Borrowings from Federal Reserve Bank	124,923	—	124,923
Revolving bank line of credit	50,000	—	50,000
Total	$543,980	$—	$543,980

We have no reason to believe these arrangements will not be renewed at maturity.  During the three months ended March 31, 2021, the Corporation pledged additional loans as collateral in order to increase available liquidity at the FHLB that had been unpledged as of December 31, 2020.  Additional loans and securities are available that can be pledged as collateral for future borrowings from the Federal Reserve Bank or the FHLB above the current lendable collateral value. Our ability to maintain sufficient liquidity may be affected by numerous factors, including economic conditions nationally and in our markets. Depending on our liquidity levels, our capital position, conditions in the capital markets, our business operations and initiatives, and other factors, we may from time to time consider the issuance of debt, equity or other securities or other possible capital market transactions, the proceeds of which could provide additional liquidity for our operations.

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

TABLE 19: Regulatory Capital

					Minimum To Be
					Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2021:
Total Capital (to Risk-Weighted Assets)
Corporation	$245,860	15.7%	$125,005	8.0%	N/A	N/A
C&F Bank	219,286	14.2	123,284	8.0	$154,105	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	202,087	12.9	93,754	6.0	N/A	N/A
C&F Bank	199,779	13.0	92,463	6.0	123,284	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	177,087	11.3	70,315	4.5	N/A	N/A
C&F Bank	199,779	13.0	69,347	4.5	100,168	6.5
Tier 1 Capital (to Average Tangible Assets)
Corporation	202,087	9.8	82,709	4.0	N/A	N/A
C&F Bank	199,779	9.8	81,845	4.0	102,306	5.0

As of December 31, 2020:
Total Capital (to Risk-Weighted Assets)
Corporation	$240,060	15.2%	$125,947	8.0%	N/A	N/A
C&F Bank	214,151	13.8	124,291	8.0	$155,364	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	196,140	12.5	94,460	6.0	N/A	N/A
C&F Bank	194,487	12.5	93,219	6.0	124,291	8.0
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Corporation	171,140	10.9	70,845	4.5	N/A	N/A
C&F Bank	194,487	12.5	69,914	4.5	100,987	6.5
Tier 1 Capital (to Average Tangible Assets)
Corporation	196,140	9.6	81,414	4.0	N/A	N/A
C&F Bank	194,487	9.6	80,640	4.0	100,800	5.0

The regulatory risk-based capital amounts presented above include:  (1) common equity tier 1 capital (CET1) which consists principally of common stock (including surplus) and retained earnings with adjustments for goodwill, intangible assets and deferred tax assets; (2) Tier 1 capital which consists principally of CET1 plus the Corporation’s “grandfathered” trust preferred securities; and (3) Tier 2 capital which consists principally of Tier 1 capital plus a limited amount of the allowance for loan losses and the Corporation’s subordinated notes, as discussed further below.  In addition, the Corporation has made the one-time irrevocable election to continue treating accumulated other comprehensive income

(AOCI) under regulatory standards that were in place prior to the Basel III Final Rule in order to eliminate volatility of regulatory capital that can result from fluctuations in AOCI and the inclusion of AOCI in regulatory capital, as would otherwise be required under the Basel III Capital Rule.  For additional information about the Basel III Final Rules, see “Item 1. Business” under the heading “Regulation and Supervision” and “Item 8. Financial Statements and Supplementary Data,” under the heading “Note 18: Regulatory Requirements and Restrictions” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020.

In addition to the regulatory risk-based capital amounts presented above, the Bank must maintain a capital conservation buffer of additional capital of 2.5 percent of risk-weighted assets as required by the Basel III Final Rule.  At March 31, 2021, the Bank exceeded the total capital conservation buffer and the tier 1 capital conservation buffer by 373 basis points and 446 basis points, respectively.  At December 31, 2020, the Bank exceeded the total capital conservation buffer and the tier 1 capital conservation buffer by 328 basis points and 402 basis points, respectively.

Total capital of the Corporation includes subordinated notes of $24.0 million, of which $20.0 million was issued in the third quarter of 2020 to support general corporate purposes and future growth opportunities.

In November 2020, the Board of Directors of the Corporation authorized a program, effective November 17, 2020, to repurchase up to 365,000 shares of the Corporation’s common stock (the Repurchase Program) through November 30, 2021.  Repurchases under the program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. There were no repurchases under the Corporation’s share repurchase program for the first quarter of 2021. As of March 31, 2021, the Corporation has made aggregate common stock repurchases of 7,459 shares for an aggregate amount repurchased cost of $275,000 under the Repurchase Program.

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

USE OF CERTAIN NON-GAAP FINANCIAL MEASURES

The accounting and reporting policies of the Corporation conform to GAAP in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of the Corporation’s performance. These include adjusted net income, adjusted earnings per share, adjusted ROE, adjusted ROA, tangible book value per share, and the following fully-taxable equivalent (FTE) measures: interest income on loans-FTE, interest income on securities-FTE, total interest income-FTE and net interest income-FTE.

Management believes that the use of these non-GAAP measures provide meaningful information about operating performance by enhancing comparability with other financial periods, other financial institutions, and between different sources of interest income. The non-GAAP measures used by management enhance comparability by excluding the effects of (1) items that do not reflect ongoing operating performance, including non-recurring gains or charges, (2) balances of intangible assets, including goodwill, that vary significantly between institutions, and (3) tax benefits that are not consistent across different opportunities for investment. These non-GAAP financial measures should not be considered an alternative to GAAP-basis financial statements, and other bank holding companies may define or calculate these or similar measures differently. A reconciliation of the non-GAAP financial measures used by the Corporation to evaluate and measure the Corporation’s performance to the most directly comparable GAAP financial measures is presented below.

TABLE 20: Reconciliation of Certain Non-GAAP Financial Measures

	For The
	Quarter Ended
(Dollars in thousands except for per share data)	3/31/2021	3/31/2020

Adjusted Net Income and Earnings Per Share
Net income, as reported	$7,165	$3,639
Merger related expenses[1]	-	785
Adjusted net income	$7,165	$4,424

Weighted average shares - basic and diluted	3,676,067	3,644,614

Earnings per share - basic and diluted, as reported	$1.92	$0.98
Merger related expenses	-	0.22
Adjusted earnings per share - basic and diluted	$1.92	$1.20

Adjusted Return on Average Equity (ROE)
Average total equity, as reported	$189,105	$175,925

Annualized ROE, as reported	15.16%	8.27%
Adjusted annualized ROE	15.16%	10.06%

Adjusted Return on Average Assets (ROA)
Average total assets, as reported	$2,101,231	$1,847,536

Annualized ROA, as reported	1.36%	0.79%
Adjusted annualized ROA	1.36%	0.96%

Fully Taxable Equivalent Net Interest Income[2]
Interest income on loans	$21,813	$22,897
FTE adjustment	17	30
FTE interest income on loans	$21,830	$22,927

Interest income on securities	$1,217	$1,283
FTE adjustment	124	132
FTE interest income on securities	$1,341	$1,415

Total interest income	$23,076	$24,778
FTE adjustment	141	162
FTE interest income	$23,217	$24,940

Net interest income	$20,676	$20,603
FTE adjustment	141	162
FTE net interest income	$20,817	$20,765

_____________________

1	Merger related expenses are net of related income taxes of $172,000 for the quarter ended March 31, 2020.
2	Assuming a tax rate of 21%.

(Dollars in thousands except for per share data)	3/31/2021	12/31/2020
Tangible Book Value Per Share
Equity attributable to C&F Financial Corporation	$198,069	$193,805
Less goodwill	25,191	25,191
Less other intangible assets	2,213	2,291
Tangible equity attributable to C&F Financial Corporation	$170,665	$166,323

Shares outstanding	3,683,015	3,670,301

Book value per share	$53.78	$52.80
Tangible book value per share	$46.34	$45.32

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Corporation’s expectations, plans, objectives or beliefs regarding future financial performance and other statements that are not historical facts.  These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to statements regarding expected future operations and financial performance; potential effects of the COVID-19 pandemic, including on asset quality, the allowance for loan losses, provision for loan losses, interest rates and results of operations, future dividend payments, net interest margin compression and items affecting net interest margin, including future repricing of time deposits at maturity and the impact of repaying certain long-term borrowings, strategic business initiatives and the anticipated effects thereof, including new or consolidated facilities, lending under the PPP loan program, future recognition of PPP origination fees, margin compression, technology initiatives, asset quality, credit quality, including the effect of PPP loans and government stimulus related to COVID-19 on credit quality, adequacy of allowances for loan losses and the level of future charge-offs, liquidity and capital levels, the effect of future market and industry trends and the effects of future interest rate levels and fluctuations. These forward-looking statements are subject to significant risks and uncertainties due to factors that could have a material adverse effect on the operations and future prospects of the Corporation, including, but not limited to, changes in:

●interest rates, such as volatility in short-term interest rates or yields on U.S. Treasury bonds and increases or volatility in mortgage interest rates
●general business conditions, as well as conditions within the financial markets
●general economic conditions, including unemployment levels and slowdowns in economic growth, and particularly related to further and sustained economic impacts of the COVID-19 pandemic
●the effectiveness of the Corporation’s efforts to respond to COVID-19, the severity and duration of the pandemic, the pace and availability of vaccinations, the pace of economic recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein
●potential claims, damages and fines related to litigation or government actions, including litigation or actions arising from the Corporation’s participation in and administration of programs related to COVID-19, including, among other things, the PPP under the CARES Act
●the legislative and regulatory climate, regulatory initiatives with respect to financial institutions, products and services, the Consumer Financial Protection Bureau (the CFPB) and the regulatory and enforcement activities of the CFPB
●monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Federal Reserve Board, and the effect of these policies on interest rates and business in our markets
●the value of securities held in the Corporation’s investment portfolios
●the quality or composition of the loan portfolios and the value of the collateral securing those loans
●the inventory level and pricing of used automobiles, including sales prices of repossessed vehicles
●the level of net charge-offs on loans and the adequacy of our allowance for loan losses
●the level of indemnification losses related to mortgage loans sold
●deposit flows
●the strength of the Corporation’s counterparties
●competition from both banks and non-banks, including competition in the non-prime automobile finance markets
●demand for financial services in the Corporation’s market area, including demand for loan products
●reliance on third parties for key services
●the commercial and residential real estate markets
●the demand in the secondary residential mortgage loan markets
●the Corporation’s technology initiatives and other strategic initiatives
●the Corporation’s branch expansions and consolidations
●cyber threats, attacks or events
●expansion of C&F Bank’s product offerings
●accounting principles, policies and guidelines, and elections made by the Corporation thereunder.

These risks and uncertainties, and the risks discussed in more detail in Item 1A. “Risk Factors,” of Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020 should be considered in evaluating the forward-looking statements contained herein.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the quantitative and qualitative disclosures about market risk made in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4.CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2021 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

There were no changes in the Corporation’s internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors authorized a program, effective November 17, 2020, to repurchase up to 365,000 shares of the Corporation’s common stock through November 30, 2021 (the Repurchase Program). Repurchases under the Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act and shares repurchased will be returned to the status of authorized and unissued shares of common stock. There were no repurchases under the Repurchase Program during the first quarter of 2021. As of March 31, 2021, the Corporation has made aggregate common stock repurchases of 7,459 shares for an aggregate cost of $275,000 under the Repurchase Program.

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended March 31, 2021.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
	Shares Purchased[1]	per Share	Programs	Programs
January 1, 2021 - January 31, 2021	4,957	$40.03	—	357,541
February 1, 2021 - February 28, 2021	266	43.82	—	357,541
March 1, 2021 - March 31, 2021	410	44.29	—	357,541
Total	5,633	$40.52	—

1	During the three months ended March 31, 2021, 5,633 shares were withheld upon the vesting of restricted shares granted to employees of the Corporation and its subsidiaries in order to satisfy tax withholding obligations.

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

101

The following financial statements from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL, filed herewith: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included with Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	May 4, 2021	By:	/s/ Thomas F. Cherry
Thomas F. Cherry
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2021		/s/ Jason E. Long
Jason E. Long
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)