Form 10-Q
period 2021-06-30
C & F FINANCIAL CORP
filed 2021-08-03
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

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

At July 31, 2021, the latest practicable date for determination, 3,592,477 shares of common stock, $1.00 par value, of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2021	2020
Assets
Cash and due from banks	$18,724	$17,742
Interest-bearing deposits in other banks	150,741	68,927
Total cash and cash equivalents	169,465	86,669
Securities—available for sale at fair value, amortized cost of $353,341 and $280,824, respectively	356,886	286,389
Loans held for sale, at fair value	119,038	214,266
Loans, net of allowance for loan losses of $38,951 and $39,156, respectively	1,348,293	1,313,250
Restricted stock, at cost	1,027	1,636
Corporate premises and equipment, net	45,495	44,132
Other real estate owned, net of valuation allowance of $32 and $207, respectively	857	907
Accrued interest receivable	7,382	8,103
Goodwill	25,191	25,191
Other intangible assets, net	2,134	2,291
Bank-owned life insurance	20,440	20,205
Net deferred tax asset	13,786	13,555
Other assets	58,650	69,716
Total assets	$2,168,644	$2,086,310

Liabilities
Deposits
Noninterest-bearing demand deposits	$551,382	$501,945
Savings and interest-bearing demand deposits	830,195	780,645
Time deposits	449,985	469,583
Total deposits	1,831,562	1,752,173
Short-term borrowings	23,570	20,455
Long-term borrowings	30,506	30,398
Trust preferred capital notes	25,334	25,316
Accrued interest payable	851	1,109
Other liabilities	55,023	62,388
Total liabilities	1,966,846	1,891,839

Commitments and contingent liabilities (Note 11)

Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,591,902 and 3,670,301 shares issued and outstanding, respectively, includes 152,622 and 155,945 of unvested shares, respectively)	3,439	3,514
Additional paid-in capital	17,643	21,427
Retained earnings	183,043	170,819
Accumulated other comprehensive loss, net	(2,924)	(1,955)
Equity attributable to C&F Financial Corporation	201,201	193,805
Noncontrolling interest	597	666
Total equity	201,798	194,471
Total liabilities and equity	$2,168,644	$2,086,310

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income
Interest and fees on loans	$22,466	$22,204	$44,279	$45,101
Interest on interest-bearing deposits and federal funds sold	48	52	94	650
Interest and dividends on securities
U.S. government agencies and corporations	175	120	300	246
Mortgage-backed securities	506	543	915	1,063
Tax-exempt obligations of states and political subdivisions	436	513	905	1,009
Taxable obligations of states and political subdivisions	94	108	184	200
Other	141	44	265	93
Total interest income	23,866	23,584	46,942	48,362
Interest expense
Savings and interest-bearing deposits	344	355	703	941
Time deposits	1,053	2,131	2,361	4,430
Borrowings	454	557	903	1,558
Trust preferred capital notes	287	287	571	576
Total interest expense	2,138	3,330	4,538	7,505
Net interest income	21,728	20,254	42,404	40,857
Provision for loan losses	(600)	3,600	(320)	6,250
Net interest income after provision for loan losses	22,328	16,654	42,724	34,607
Noninterest income
Gains on sales of loans	5,947	4,605	13,005	8,281
Mortgage banking fee income	1,648	1,986	3,504	3,291
Interchange income	1,471	1,141	2,789	2,230
Service charges on deposit accounts	828	639	1,647	1,641
Wealth management services income, net	685	748	1,387	1,333
Mortgage lender services income	615	400	1,393	642
Other service charges and fees	413	394	802	769
Net gains on sales, maturities and calls of available for sale securities	6	3	38	7
Other income, net	1,487	1,912	2,891	382
Total noninterest income	13,100	11,828	27,456	18,576
Noninterest expenses
Salaries and employee benefits	15,714	14,354	31,327	25,171
Occupancy	2,190	2,154	4,550	4,201
Other	6,998	7,284	14,325	14,505
Total noninterest expenses	24,902	23,792	50,202	43,877
Income before income taxes	10,526	4,690	19,978	9,306
Income tax expense	2,436	947	4,723	1,924
Net income	8,090	3,743	15,255	7,382
Less net income (loss) attributable to noncontrolling interest	82	(3)	186	58
Net income attributable to C&F Financial Corporation	$8,008	$3,746	$15,069	$7,324
Net income per share - basic and diluted	$2.19	$1.03	$4.11	$2.01

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$8,090	$3,743	$15,255	$7,382
Other comprehensive income (loss):
Defined benefit plan:
Reclassification of recognized net actuarial losses into net income[1]	61	57	121	99
Related income tax effects	(12)	(12)	(25)	(21)
Amortization of prior service credit into net income[1]	(17)	(17)	(34)	(34)
Related income tax effects	3	3	7	7
Defined benefit plan, net of tax	35	31	69	51

Cash flow hedges:
Unrealized holding (losses) gains arising during the period	(235)	(154)	755	(2,128)
Related income tax effects	61	39	(194)	547
Amortization of hedging gains into net income[2]	(2)	(3)	(4)	(6)
Related income tax effects	—	1	1	2
Cash flow hedges, net of tax	(176)	(117)	558	(1,585)

Securities available for sale:
Unrealized holding gains (losses) arising during the period	989	1,779	(1,982)	3,988
Related income tax effects	(207)	(373)	416	(837)
Reclassification of net realized gains into net income[3]	(6)	(3)	(38)	(7)
Related income tax effects	1	—	8	1
Securities available for sale, net of tax	777	1,403	(1,596)	3,145
Other comprehensive income (loss), net of tax	636	1,317	(969)	1,611
Comprehensive income	8,726	5,060	14,286	8,993
Less comprehensive income (loss) attributable to noncontrolling interest	82	(3)	186	58
Comprehensive income attributable to C&F Financial Corporation	$8,644	$5,063	$14,100	$8,935
1	These items are included in the computation of net periodic benefit cost and are included in “Noninterest income – Other income, net” on the Consolidated Statements of Income. See “Note 8: Employee Benefit Plans,” for additional information.
2	These items are included in “Interest expense – Trust preferred capital notes” on the Consolidated Statements of Income.
3	These items are included in “Net gains on sales, maturities and calls of available for sale securities” on the Consolidated Statements of Income.

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

(Dollars in thousands, except per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance March 31, 2021	$3,526	$21,622	$176,481	$(3,560)	$623	$198,692
Comprehensive income:
Net income	—	—	8,008	—	82	8,090
Other comprehensive income	—	—	—	636	—	636
Share-based compensation	—	428	—	—	—	428
Restricted stock vested	4	(4)	—	—	—	—
Common stock issued	1	41	—	—	—	42
Common stock purchased	(92)	(4,444)	—	—	—	(4,536)
Cash dividends declared ($0.40 per share)	—	—	(1,446)	—	—	(1,446)
Distributions to noncontrolling interest	—	—	—	—	(108)	(108)
Balance June 30, 2021	$3,439	$17,643	$183,043	$(2,924)	$597	$201,798

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance March 31, 2020	$3,509	$20,710	$156,438	$(1,955)	$542	$179,244
Comprehensive income:
Net income	—	—	3,746	—	(3)	3,743
Other comprehensive income	—	—	—	1,317	—	1,317
Share-based compensation	—	312	—	—	—	312
Common stock issued	1	33	—	—	—	34
Cash dividends declared ($0.38 per share)	—	—	(1,385)	—	—	(1,385)
Balance June 30, 2020	$3,510	$21,055	$158,799	$(638)	$539	$183,265

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

(Dollars in thousands, except per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2020	3,514	21,427	170,819	(1,955)	666	194,471
Comprehensive income:
Net income	—	—	15,069	—	186	15,255
Other comprehensive loss	—	—	—	(969)	—	(969)
Share-based compensation	—	820	—	—	—	820
Restricted stock vested	20	(20)	—	—	—	—
Common stock issued	3	83	—	—	—	86
Common stock purchased	(98)	(4,667)	—	—	—	(4,765)
Cash dividends declared ($0.78 per share)	—	—	(2,845)	—	—	(2,845)
Distributions to noncontrolling interest	—	—	—	—	(255)	(255)
Balance June 30, 2021	$3,439	$17,643	$183,043	$(2,924)	$597	$201,798

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2019	$3,296	$9,503	$154,248	$(2,249)	$481	$165,279
Comprehensive income:
Net income	—	—	7,324	—	58	7,382
Other comprehensive income	—	—	—	1,611	—	1,611
Share-based compensation	—	701	—	—	—	701
Restricted stock vested	16	(16)	—	—	—	—
Acquisition of Peoples Bankshares, Incorporated	210	11,402	—	—	—	11,612
Common stock issued	2	69	—	—	—	71
Common stock purchased	(14)	(604)	—	—	—	(618)
Cash dividends declared ($0.76 per share)	—	—	(2,773)	—	—	(2,773)
Balance June 30, 2020	$3,510	$21,055	$158,799	$(638)	$539	$183,265

See notes to consolidated interim financial statements

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net income	$15,255	$7,382
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	(320)	6,250
Accretion of certain acquisition-related discounts, net	(1,891)	(1,972)
Share-based compensation	820	701
Depreciation and amortization	2,390	1,957
Accretion of discounts and amortization of premiums on securities, net	1,731	941
Income from bank-owned life insurance	(209)	(206)
Pension expense	434	396
Proceeds from sales of loans held for sale	909,516	624,112
Origination of loans held for sale	(806,866)	(698,740)
Gains on sales of loans held for sale	(13,005)	(8,281)
Other (gains) losses, net	(451)	807
Change in other assets and liabilities:
Accrued interest receivable	721	(898)
Other assets	1,189	929
Accrued interest payable	(258)	(341)
Other liabilities	(3,395)	471
Net cash provided by (used in) operating activities	105,661	(66,492)
Investing activities:
Acquisition of Peoples Bankshares, Incorporated	—	19,101
Disposition of assets related to business combination	—	8,004
Proceeds from sales, maturities and calls of securities available for sale and payments on mortgage-backed securities	55,496	70,780
Purchases of securities available for sale	(129,706)	(107,964)
Maturities (purchases) of time deposits, net	4,693	(6,464)
Repayments on loans held for investment by non-bank affiliates	77,605	62,462
Purchases of loans held for investment by non-bank affiliates	(97,971)	(53,013)
Net increase in community banking loans held for investment	(8,770)	(102,276)
Purchases of corporate premises and equipment	(3,444)	(3,453)
Proceeds from sales of other real estate owned	457	—
Changes in collateral posted with other financial institutions, net	3,480	(9,270)
Other investing activities, net	671	319
Net cash used in investing activities	(97,489)	(121,774)
Financing activities:
Net increase in demand and savings deposits	98,987	189,256
Net decrease in time deposits	(19,459)	(6,394)
Net increase in short-term borrowings	3,115	6,288
Repayments of long-term borrowings	—	(82,553)
Repurchases of common stock	(4,765)	(618)
Cash dividends paid	(2,845)	(2,773)
Other financing activities, net	(409)	(73)
Net cash provided by financing activities	74,624	103,133
Net increase (decrease) in cash and cash equivalents	82,796	(85,133)
Cash and cash equivalents at beginning of period	86,669	165,433
Cash and cash equivalents at end of period	$169,465	$80,300
Supplemental cash flow disclosures:
Interest paid	$4,957	$8,010
Income taxes paid	5,632	2,130
Supplemental disclosure of noncash investing and financing activities:
Liabilities assumed to acquire right of use assets under operating leases	881	597
Liabilities assumed to acquire right of use assets under finance leases	—	2,181
Transfers from loans held for sale to loans held for investment	3,717	621

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

The COVID-19 pandemic has caused a significant disruption in economic activity worldwide, including in market areas served by the Corporation. Estimates for the allowance for loan losses at June 30, 2021 include probable losses related to the pandemic.  While there have been signals of economic recovery and a resumption of many types of business activity, there remains significant uncertainty involved in the measurement of these losses.  If economic conditions deteriorate further, then additional provision for loan losses may be required in future periods.  It is unknown how long these conditions will last and what the ultimate financial impact will be to the Corporation.

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

Income Taxes: The Corporation’s effective tax rate was 23.6 percent and 20.7 percent for the first six months of 2021 and 2020, respectively. The Corporation recognized income tax benefits of $303,000 in the three and six months ended June 30, 2020 arising from a change in tax law enacted in response to the COVID-19 pandemic which changed the tax rate applied to certain net operating losses related to prior tax years of Peoples. The effects of changes in tax law are recognized in income tax expense in the period in which the changes are enacted.

Share-Based Compensation: Share-based compensation expense, net of forfeitures, for the three and six months ended June 30, 2021 was $428,000 ($304,000 after tax) and $820,000 ($592,000 after tax), respectively, for restricted stock granted during 2016 through 2021. Share-based compensation expense, net of forfeitures, for the three and six months ended June 30, 2020 was $312,000 ($217,000 after tax) and $701,000 ($435,000 after tax), respectively, for restricted stock granted during 2015 through 2020. As of June 30, 2021, there was $3.66 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

A summary of activity for restricted stock awards during the first six months of 2021 and 2020 is presented below:

	2021
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2020	155,945	$48.52
Granted	20,262	44.03
Vested	(20,395)	43.89
Forfeited	(3,190)	45.44
Unvested, June 30, 2021	152,622	48.60

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

Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:

Loans:  The acquired loans were recorded at fair value at the acquisition date without carryover of Peoples’ allowance for loan losses. The fair value of the loans was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and then discounting those cash flows based on a discount rate that would be required by a market participant. In this regard, the acquired loans were segregated into pools based on loan type and credit risk. Loan type was determined based on collateral type, loan purpose and loan structure. Credit risk characteristics included risk rating groups (pass rated loans and adversely classified loans), updated loan-to-value ratios and lien position, and past loan performance. For valuation purposes, these pools were further disaggregated by maturity and pricing characteristics (e.g., fixed-rate, adjustable-rate, balloon maturities).

Core Deposit Intangible: The fair value of the CDI was determined based on a discounted cash flow analysis using a discount rate based on the estimated cost of equity capital for a market participant. To calculate cash flows, deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available through the Federal Home Loan Bank (FHLB). The life of the deposit base and projected deposit attrition rates were determined using Peoples’ historical deposit data. The CDI was estimated at $1.71 million or 1.8% of non-maturity deposits.

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

The revenue and earnings amounts specific to Peoples that are included in the consolidated results for 2020 are not readily determinable.  Disclosure of these amounts is impracticable due to the merging of certain processes and systems at the acquisition date.

The Corporation recorded merger related expenses in connection with the acquisition of Peoples of $439,000 ($347,000 after income taxes) for the three months ended June 30, 2020 and $1.40 million ($1.13 million after income taxes) for the six months ended June 30, 2020.  The Corporation recorded aggregate merger related expenses of $2.10 million ($1.78 million after income taxes) during 2019 and 2020, including the integration of systems and operations and legal and consulting expenses, which were expensed as incurred.

NOTE 3: Securities

The Corporation’s debt securities, all of which are classified as available for sale, are summarized as follows:

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$61,401	$92	$(595)	$60,898
Mortgage-backed securities	178,174	2,415	(367)	180,222
Obligations of states and political subdivisions	98,385	2,078	(179)	100,284
Corporate and other debt securities	15,381	140	(39)	15,482
	$353,341	$4,725	$(1,180)	$356,886

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$48,171	$121	$(10)	$48,282
Mortgage-backed securities	120,664	3,165	(115)	123,714
Obligations of states and political subdivisions	100,405	2,436	(36)	102,805
Corporate and other debt securities	11,584	47	(43)	11,588
	$280,824	$5,769	$(204)	$286,389

The amortized cost and estimated fair value of securities at June 30, 2021, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	June 30, 2021
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$63,814	$63,773
Due after one year through five years	184,816	188,212
Due after five years through ten years	95,707	96,001
Due after ten years	9,004	8,900
	$353,341	$356,886

The following table presents the gross realized gains and losses on and the proceeds from the sales, maturities and calls of securities. There were no sales of securities during the three months ended June 30, 2021 or 2020. During the six months ended June 30, 2021 and 2020, $2.30 million and $5.99 million of proceeds, respectively, were related to sales of securities.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Realized gains from sales, maturities and calls of securities:
Gross realized gains	$6	$3	$38	$7
Gross realized losses	—	—	—	—
Net realized gains	$6	$3	$38	$7
Proceeds from sales, maturities, calls and paydowns of securities	$21,784	$31,717	$55,496	$70,780

The Corporation pledges securities primarily to secure public deposits and repurchase agreements. Securities with an aggregate amortized cost of $150.52 million and an aggregate fair value of $153.39 million were pledged at June 30, 2021. Securities with an aggregate amortized cost of $146.66 million and an aggregate fair value of $150.13 million were pledged at December 31, 2020.

Securities in an unrealized loss position at June 30, 2021, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies and corporations	$41,265	$551	$1,455	$44	$42,720	$595
Mortgage-backed securities	78,791	367	—	—	78,791	367
Obligations of states and political subdivisions	14,139	179	—	—	14,139	179
Corporate and other debt securities	7,766	39	—	—	7,766	39
Total temporarily impaired securities	$141,961	$1,136	$1,455	$44	$143,416	$1,180

There were 104 debt securities totaling $143.42 million of aggregate fair value considered temporarily impaired at June 30, 2021. The primary cause of the temporary impairments in the Corporation’s investments in debt securities was fluctuations in interest rates. The Corporation concluded that no other-than-temporary impairment existed in its securities portfolio at June 30, 2021, and no other-than-temporary impairment loss has been recognized in net income, based primarily on the fact that changes in fair value were caused primarily by fluctuations in interest rates, there were no securities with unrealized losses that were significant relative to their carrying amounts, securities with unrealized losses had generally high credit quality, the Corporation intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Corporation will not be required to sell these investments before a recovery of its investment, and issuers have continued to make timely payments of principal and interest. Additionally, the Corporation’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

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

The Corporation’s investment in restricted stock totaled $1.03 million at June 30, 2021 and consisted of FHLB stock.  Restricted stock is generally viewed as a long-term investment, which is carried at cost because there is no market for the stock other than the FHLBs. Therefore, when evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing any temporary decline in value. The Corporation did not consider its investment in restricted stock to be other-than-temporarily impaired at June 30, 2021 and no impairment has been recognized.

NOTE 4: Loans

Major classifications of loans are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Real estate – residential mortgage	$218,189	$218,298
Real estate – construction [1]	53,921	62,147
Commercial, financial and agricultural [2]	730,177	700,215
Equity lines	43,782	48,466
Consumer	8,302	11,028
Consumer finance	332,873	312,252
	1,387,244	1,352,406
Less allowance for loan losses	(38,951)	(39,156)
Loans, net	$1,348,293	$1,313,250
1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending (which includes loans originated under the Paycheck Protection Program).

Consumer loans included $198,000 and $284,000 of demand deposit overdrafts at June 30, 2021 and December 31, 2020, respectively.

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting.  The outstanding principal balance and the carrying amount at June 30, 2021 and December 31, 2020 of loans acquired in business combinations were as follows:

	June 30, 2021			December 31, 2020
	Acquired Loans -	Acquired Loans -		Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total	Credit Impaired	Performing	Total
Outstanding principal balance	$10,632	$68,873	$79,505	$12,760	$89,043	$101,803
Carrying amount
Real estate – residential mortgage	$804	$12,432	$13,236	$1,473	$15,117	$16,590
Real estate – construction	—	1,078	1,078	—	1,077	1,077
Commercial, financial and agricultural[1]	4,490	44,589	49,079	4,758	58,796	63,554
Equity lines	35	7,965	8,000	80	10,182	10,262
Consumer	41	1,465	1,506	48	1,924	1,972
Total acquired loans	$5,370	$67,529	$72,899	$6,359	$87,096	$93,455
1	Includes acquired loans classified by the Corporation as commercial real estate lending and commercial business lending.

The following table presents a summary of the change in the accretable yield of loans classified as purchased credit impaired (PCI):

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Accretable yield, balance at beginning of period	$4,048	$4,721
Acquisition of Peoples	—	3,372
Accretion	(1,537)	(1,687)
Reclassification of nonaccretable difference due to improvement in expected cash flows	743	923
Other changes, net	84	115
Accretable yield, balance at end of period	$3,338	$7,444

Loans on nonaccrual status were as follows:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Real estate – residential mortgage	$271	$276
Commercial, financial and agricultural:
Commercial business lending	2,349	2,428
Equity lines	187	191
Consumer	106	107
Consumer finance	138	402
Total loans on nonaccrual status	$3,051	$3,404

The past due status of loans as of June 30, 2021 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$560	$307	$145	$1,012	$804	$216,373	$218,189	$—
Real estate – construction:
Construction lending	—	—	—	—	—	38,729	38,729	—
Consumer lot lending	—	—	—	—	—	15,192	15,192	—
Commercial, financial and agricultural:
Commercial real estate lending	48	—	—	48	4,490	477,676	482,214	—
Land acquisition and development lending	—	—	—	—	—	31,671	31,671	—
Builder line lending	—	—	—	—	—	28,233	28,233	—
Commercial business lending	—	—	—	—	—	188,059	188,059	—
Equity lines	—	72	—	72	35	43,675	43,782	—
Consumer	—	—	—	—	41	8,261	8,302	—
Consumer finance	5,064	694	138	5,896	—	326,977	332,873	—
Total	$5,672	$1,073	$283	$7,028	$5,370	$1,374,846	$1,387,244	$—
1	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $2.77 million and 90+ days past due of $283,000.

The past due status of loans as of December 31, 2020 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$1,100	$154	$176	$1,430	$1,473	$215,395	$218,298	$145
Real estate – construction:
Construction lending	—	—	—	—	—	49,659	49,659	—
Consumer lot lending	—	—	—	—	—	12,488	12,488	—
Commercial, financial and agricultural:
Commercial real estate lending	—	—	—	—	4,758	437,145	441,903	—
Land acquisition and development lending	—	—	—	—	—	37,724	37,724	—
Builder line lending	—	—	—	—	—	18,194	18,194	—
Commercial business lending	24	—	—	24	—	202,370	202,394	—
Equity lines	52	—	—	52	80	48,334	48,466	—
Consumer	2	—	—	2	48	10,978	11,028	—
Consumer finance	8,249	967	402	9,618	—	302,634	312,252	—
Total	$9,427	$1,121	$578	$11,126	$6,359	$1,334,921	$1,352,406	$145
1	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $2.86 million, 30-59 days past due of $115,000 and 90+ days past due of $433,000.

There were no loan modifications during the three months ended June 30, 2021 and 2020 that were classified as a troubled debt restructuring (TDR). There was one loan modification during the six months ended June 30, 2021 that was classified as a TDR.  This TDR was a modification of the payment structure of a residential mortgage loan with a recorded investment of $4,000 at the time of the modification.  There was one loan modification during the six months ended June 30, 2020 that was classified as a TDR.  This TDR was a modification of the payment structure of an equity line with a recorded investment of $84,000 at the time of modification.

All TDRs are considered impaired loans and are individually evaluated in the determination of the allowance for loan losses. A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due. The specific reserve associated with a TDR is reevaluated when a TDR payment default occurs. There were no TDR payment defaults during the three and six months ended June 30, 2021 and 2020.

Impaired loans, which included TDRs of $2.90 million, and the related allowance at June 30, 2021 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$1,651	$558	$982	$62	$1,661	$35
Commercial, financial and agricultural:
Commercial real estate lending	1,393	—	1,395	92	1,395	35
Commercial business lending	2,402	—	2,349	572	2,375	—
Equity lines	119	109	—	—	116	1
Consumer	119	—	102	101	104	—
Total	$5,684	$667	$4,828	$827	$5,651	$71

Impaired loans, which included TDRs of $3.58 million, and the related allowance at December 31, 2020 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$2,326	$931	$1,279	$77	$2,353	$105
Commercial, financial and agricultural:
Commercial real estate lending	1,397	—	1,397	89	1,404	73
Commercial business lending	2,430	—	2,428	585	2,573	—
Equity lines	120	111	—	—	119	2
Consumer	147	—	132	128	154	3
Total	$6,420	$1,042	$5,236	$879	$6,603	$183

NOTE 5: Allowance for Loan Losses

The following table presents the changes in the allowance for loan losses by major classification during the six months ended June 30, 2021:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2020	$2,914	$975	$10,696	$687	$371	$23,513	$39,156
Provision (credited) charged to operations	(113)	(182)	331	(88)	(88)	(180)	(320)
Loans charged off	—	—	—	—	(81)	(2,442)	(2,523)
Recoveries of loans previously charged off	13	—	1	1	65	2,558	2,638
Balance at June 30, 2021	$2,814	$793	$11,028	$600	$267	$23,449	$38,951

The following table presents the changes in the allowance for loan losses by major classification during the six months ended June 30, 2020:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2019	$2,080	$681	$7,121	$733	$465	$21,793	$32,873
Provision charged to operations	285	302	1,724	56	33	3,850	6,250
Loans charged off	(4)	—	(18)	—	(133)	(5,422)	(5,577)
Recoveries of loans previously charged off	64	—	2	—	105	2,377	2,548
Balance at June 30, 2020	$2,425	$983	$8,829	$789	$470	$22,598	$36,094

The following table presents, as of June 30, 2021, the balance of the allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$62	$—	$664	$—	$101	$—	$827
Collectively evaluated for impairment	2,752	793	10,364	600	166	23,449	38,124
Acquired loans - PCI	—	—	—	—	—	—	—
Total allowance	$2,814	$793	$11,028	$600	$267	$23,449	$38,951
Loans:
Individually evaluated for impairment	$1,540	$—	$3,744	$109	$102	$—	$5,495
Collectively evaluated for impairment	215,845	53,921	721,943	43,638	8,159	332,873	1,376,379
Acquired loans - PCI	804	—	4,490	35	41	—	5,370
Total loans	$218,189	$53,921	$730,177	$43,782	$8,302	$332,873	$1,387,244

The following table presents, as of December 31, 2020, the balance of the allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$77	$—	$674	$—	$128	$—	$879
Collectively evaluated for impairment	2,837	975	10,022	687	243	23,513	38,277
Acquired loans - PCI	—	—	—	—	—	—	—
Total allowance	$2,914	$975	$10,696	$687	$371	$23,513	$39,156
Loans:
Individually evaluated for impairment	$2,210	$—	$3,825	$111	$132	$—	$6,278
Collectively evaluated for impairment	214,615	62,147	691,632	48,275	10,848	312,252	1,339,769
Acquired loans - PCI	1,473	—	4,758	80	48	—	6,359
Total loans	$218,298	$62,147	$700,215	$48,466	$11,028	$312,252	$1,352,406

Loans by credit quality indicators as of June 30, 2021 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$216,599	$864	$455	$271	$218,189
Real estate – construction:
Construction lending	38,729	—	—	—	38,729
Consumer lot lending	15,192	—	—	—	15,192
Commercial, financial and agricultural:
Commercial real estate lending	459,231	15,487	7,496	—	482,214
Land acquisition and development lending	31,671	—	—	—	31,671
Builder line lending	28,233	—	—	—	28,233
Commercial business lending	184,404	1,306	—	2,349	188,059
Equity lines	43,418	176	1	187	43,782
Consumer	8,155	41	—	106	8,302
	$1,025,632	$17,874	$7,952	$2,913	$1,054,371
1	At June 30, 2021, the Corporation did not have any loans classified as Doubtful or Loss.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$332,735	$138	$332,873

Loans by credit quality indicators as of December 31, 2020 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$215,712	$1,715	$595	$276	$218,298
Real estate – construction:
Construction lending	49,659	—	—	—	49,659
Consumer lot lending	12,488	—	—	—	12,488
Commercial, financial and agricultural:
Commercial real estate lending	415,506	15,507	10,890	—	441,903
Land acquisition and development lending	37,724	—	—	—	37,724
Builder line lending	18,194	—	—	—	18,194
Commercial business lending	196,743	3,124	99	2,428	202,394
Equity lines	48,140	132	3	191	48,466
Consumer	10,832	48	41	107	11,028
	$1,004,998	$20,526	$11,628	$3,002	$1,040,154
1	At December 31, 2020, the Corporation did not have any loans classified as Doubtful or Loss.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$311,850	$402	$312,252

NOTE 6: Goodwill and Other Intangible Assets

The carrying amount of goodwill was $25.19 million at June 30, 2021 and December 31, 2020. The following table presents the changes in goodwill during the six months ended June 30, 2020.  There were no changes in the recorded balance of goodwill during the three and six months ended June 30, 2021.

	Community	Consumer
(Dollars in thousands)	Banking	Finance	Total
Balance as of January 1, 2020	$3,702	$10,723	$14,425
Acquisition of Peoples Bankshares, Incorporated	10,766	—	10,766
Balance at June 30, 2020	$14,468	$10,723	$25,191

The Corporation had $2.13 million and $2.29 million of other intangible assets as of June 30, 2021 and December 31, 2020, respectively.  Other intangible assets were recognized in connection with the core deposits acquired from Peoples in 2020 and customer relationships acquired by C&F Wealth Management in 2016. The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets:

	June 30,		December 31,
	2021		2020
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Core deposit intangibles	$1,711	$(248)	$1,711	$(171)
Other amortizable intangibles	1,405	(734)	1,405	(654)
Total	$3,116	$(982)	$3,116	$(825)

Amortization expense was $79,000 and $83,000 for the three months ended June 30, 2021 and 2020, respectively and $157,000 and $166,000 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 7: Equity, Other Comprehensive Income and Earnings Per Share

Equity and Noncontrolling Interest

The Corporation’s Board of Directors authorized a program, effective November 17, 2020 to repurchase up to 365,000 shares of the Corporation’s common stock through November 30, 2021 (the Repurchase Program). As of June 30, 2021, the Corporation has made aggregate common stock repurchases of 97,714 shares for an aggregate cost of $4.74 million under the Repurchase Program. There were 90,255 shares repurchased under the Repurchase Program during the three and six months ended June 30, 2021 for an aggregate cost of $4.46 million.

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

Additionally during the six months ended June 30, 2021 and 2020, the Corporation withheld 7,311 shares and 5,069 shares of its common stock, respectively, from employees to satisfy tax withholding obligations upon vesting of restricted stock.

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

Accumulated Other Comprehensive Loss, Net

The following table presents the cumulative balances of the components of accumulated other comprehensive loss, net of deferred taxes of $842,000 and $630,000 as of June 30, 2021 and December 31, 2020, respectively.

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Net unrealized gains on securities	$2,801	$4,397
Net unrecognized losses on cash flow hedges	(809)	(1,367)
Net unrecognized losses on defined benefit plan	(4,916)	(4,985)
Total accumulated other comprehensive loss, net	$(2,924)	$(1,955)

Earnings Per Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Three Months Ended June 30,
(Dollars in thousands)	2021	2020
Net income attributable to C&F Financial Corporation	$8,008	$3,746
Weighted average shares outstanding—basic and diluted	3,653,568	3,647,707

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Net income attributable to C&F Financial Corporation	$15,069	$7,324
Weighted average shares outstanding—basic and diluted	3,664,752	3,646,161

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

NOTE 8: Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost for the Bank’s non-contributory cash balance pension plan.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost, included in salaries and employee benefits	$498	$415	$985	$801

Other components of net periodic benefit cost:
Interest cost	113	140	229	275
Expected return on plan assets	(427)	(371)	(867)	(745)
Amortization of prior service credit	(17)	(17)	(34)	(34)
Amortization of net obligation at transition	—	—	—	—
Recognized net actuarial losses	61	57	121	99
Other components of net periodic benefit cost, included in other noninterest income	(270)	(191)	(551)	(405)

Net periodic benefit cost	$228	$224	$434	$396

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At June 30, 2021 and December 31, 2020, the Corporation’s entire investment securities portfolio was comprised of securities available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are ICE Data Services (ICE) and Thomson Reuters Pricing Service (TRPS).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. ICE provides evaluated prices for the Corporation’s obligations of states and political subdivisions category of securities.  ICE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  TRPS provides evaluated prices for the Corporation’s U.S. government agencies and corporations, mortgage-backed, and corporate categories of securities.  Fixed-rate callable securities of the U.S. government agencies and corporations category are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to relative to-be-announced mortgage-backed securities (TBA securities) or other benchmark prices. TBA securities prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables. Fixed-rate securities issued by the Small Business Association in the mortgage backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.

Investments in small business investment company funds. The Corporation holds an investment in a small business investment company fund, which is recorded at fair value and included in other assets in the Consolidated Balance Sheets.  Changes in fair value are recognized in net income.  At June 30, 2021 and December 31, 2020, the fair value of the Corporation’s investment in small business investment companies, based on net asset value, was $1.37 million and $1.48 million, respectively.  Investments in small business investment company funds measured at net asset value are not presented in the tables below related to fair value measurements. Changes in fair value of small business investment company funds resulted in the recognition of unrealized gains of $2,000 and $47,000 for the three and six months ended June 30, 2021, respectively, and unrealized losses of $124,000 for the three and six months ended June 30, 2020.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis.

	June 30, 2021
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$60,898	$—	$60,898
Mortgage-backed securities	—	180,222	—	180,222
Obligations of states and political subdivisions	—	100,284	—	100,284
Corporate and other debt securities	—	15,482	—	15,482
Total securities available for sale	—	356,886	—	356,886
Loans held for sale	—	119,038	—	119,038
Derivatives
IRLC	—	3,382	—	3,382
Interest rate swaps on loans	—	5,547	—	5,547
Total assets	$—	$484,853	$—	$484,853

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$5,547	$—	$5,547
Cash flow hedges	—	1,127	—	1,127
Forward sales of TBA securities	—	43	—	43
Total liabilities	$—	$6,717	$—	$6,717

	December 31, 2020
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$48,282	$—	$48,282
Mortgage-backed securities	—	123,714	—	123,714
Obligations of states and political subdivisions	—	102,805	—	102,805
Corporate and other debt securities	—	11,588	—	11,588
Total securities available for sale	—	286,389	—	286,389
Loans held for sale	—	214,266	—	214,266
Derivatives
IRLC	—	4,582	—	4,582
Interest rate swaps on loans	—	8,185	—	8,185
Total assets	$—	$513,422	$—	$513,422

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$8,185	$—	$8,185
Cash flow hedges	—	1,882	—	1,882
Forward sales of TBA securities	—	47	—	47
Total liabilities	$—	$10,114	$—	$10,114

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

The following table presents the balances of assets measured at fair value on a nonrecurring basis. At June 30, 2021 and December 31, 2020 there were no impaired loans that were measured at fair value.

	June 30, 2021
	Fair Value Measurements Classified as			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Other real estate owned, net	$—	$—	$22	$22
Total	$—	$—	$22	$22

	December 31, 2020
	Fair Value Measurements Classified as			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Other real estate owned, net	$—	$—	$72	$72
Total	$—	$—	$72	$72

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis as of June 30, 2021 and December 31, 2020:

	Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)[1]
At June 30, 2021:
Other real estate owned, net	$22	Appraisals	Discount to reflect current market conditions and estimated selling costs	75% (75%)
Total	$22

At December 31, 2020:
Other real estate owned, net	$72	Appraisals	Discount to reflect current market conditions and estimated selling costs	75% - 80% (79%)
Total	$72
1	The weighted average of unobservable inputs is calculated based on the relative asset fair values.

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

	Carrying	Fair Value Measurements at June 30, 2021 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$172,445	$169,465	$2,993	$—	$172,458
Securities available for sale	356,886	—	356,886	—	356,886
Loans, net	1,348,293	—	—	1,334,567	1,334,567
Loans held for sale	119,038	—	119,038	—	119,038
Derivatives
IRLC	3,382	—	3,382	—	3,382
Interest rate swaps on loans	5,547	—	5,547	—	5,547
Bank-owned life insurance	20,440	—	20,440	—	20,440
Accrued interest receivable	7,382	7,382	—	—	7,382
Financial liabilities:
Demand and savings deposits	1,381,577	1,381,577	—	—	1,381,577
Time deposits	449,985	—	453,308	—	453,308
Borrowings	72,965	—	76,937	—	76,937
Derivatives
Cash flow hedges	1,127	—	1,127	—	1,127
Interest rate swaps on loans	5,547	—	5,547	—	5,547
Forward sales of TBA securities	43	—	43	—	43
Accrued interest payable	851	851	—	—	851

	Carrying	Fair Value Measurements at December 31, 2020 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$94,342	$86,669	$7,710	$—	$94,379
Securities available for sale	286,389	—	286,389	—	286,389
Loans, net	1,313,250	—	—	1,308,569	1,308,569
Loans held for sale	214,266	—	214,266	—	214,266
Derivatives
IRLC	4,582	—	4,582	—	4,582
Interest rate swaps on loans	8,185	—	8,185	—	8,185
Bank-owned life insurance	20,205	—	20,205	—	20,205
Accrued interest receivable	8,103	8,103	—	—	8,103
Financial liabilities:
Demand and savings deposits	1,282,590	1,282,590	—	—	1,282,590
Time deposits	469,583	—	474,154	—	474,154
Borrowings	69,864	—	71,119	—	71,119
Derivatives
Cash flow hedges	1,882	—	1,882	—	1,882
Interest rate swaps on loans	8,185	—	8,185	—	8,185
Forward sales of TBA securities	47	—	47		47
Accrued interest payable	1,109	1,109	—	—	1,109

NOTE 10: Business Segments

The Corporation operates in a decentralized fashion in three business segments: community banking, mortgage banking and consumer finance. Beginning with the first quarter of 2021, the community banking segment comprises C&F Bank and C&F Wealth Management. Prior to 2021, the segment comprised only C&F Bank, and prior periods have been restated

to conform to the current period presentation.  Revenues from community banking operations consist primarily of net interest income related to investments in loans and securities and outstanding deposits and borrowings, fees earned on deposit accounts and debit card interchange activity, and net revenues from offering wealth management services and insurance products through third-party service providers.  Mortgage banking revenues consist primarily of gains on sales of loans in the secondary market, mortgage banking fee income related to loan originations, fees earned by providing mortgage loan origination functions to third-party lenders, and net interest income earned on mortgage loans held for sale. Revenues from consumer finance consist primarily of net interest income earned on purchased retail installment sales contracts.

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

	Three Months Ended June 30, 2021
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$15,935	$1,021	$9,421	$—	$(2,511)	$23,866
Interest expense	1,456	312	2,302	588	(2,520)	2,138
Net interest income	14,479	709	7,119	(588)	9	21,728
Gain on sales of loans	—	5,957	—	—	(10)	5,947
Other noninterest income	3,852	2,308	74	945	(26)	7,153
Net revenue	18,331	8,974	7,193	357	(27)	34,828

Provision for loan losses	(200)	30	(430)	—	—	(600)
Noninterest expense	13,752	6,208	3,683	1,259	—	24,902
Income (loss) before taxes	4,779	2,736	3,940	(902)	(27)	10,526
Income tax expense (benefit)	854	768	1,065	(245)	(6)	2,436
Net income (loss)	$3,925	$1,968	$2,875	$(657)	$(21)	$8,090

Other data:
Capital expenditures	$211	$3	$1,107	$—	$—	$1,321
Depreciation and amortization	$1,034	$64	$103	$—	$—	$1,201

	Three Months Ended June 30, 2020
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$14,894	$1,097	$9,689	$—	$(2,096)	$23,584
Interest expense	2,718	280	2,090	338	(2,096)	3,330
Net interest income	12,176	817	7,599	(338)	—	20,254
Gain on sales of loans	—	4,605	—	—	—	4,605
Other noninterest income	3,018	2,387	80	1,738	—	7,223
Net revenue	15,194	7,809	7,679	1,400	—	32,082

Provision for loan losses	1,400	—	2,200	—	—	3,600
Noninterest expense	13,982	4,511	3,236	2,063	—	23,792
Income (loss) before taxes	(188)	3,298	2,243	(663)	—	4,690
Income tax expense (benefit)	(482)	977	605	(153)	—	947
Net income (loss)	$294	$2,321	$1,638	$(510)	$—	$3,743

Other data:
Capital expenditures	$1,568	$32	$305	$—	$—	$1,905
Depreciation and amortization	$871	$73	$45	$—	$—	$989

	Six Months Ended June 30, 2021
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$31,111	$2,148	$18,670	$—	$(4,987)	$46,942
Interest expense	3,180	685	4,502	1,170	(4,999)	4,538
Net interest income	27,931	1,463	14,168	(1,170)	12	42,404
Gain on sales of loans	—	13,062	—	—	(57)	13,005
Other noninterest income	7,820	5,032	186	1,456	(43)	14,451
Net revenue	35,751	19,557	14,354	286	(88)	69,860

Provision for loan losses	(200)	60	(180)	—	—	(320)
Noninterest expense	27,804	13,195	7,131	2,072	—	50,202
Income (loss) before taxes	8,147	6,302	7,403	(1,786)	(88)	19,978
Income tax expense (benefit)	1,429	1,789	2,001	(477)	(19)	4,723
Net income (loss)	$6,718	$4,513	$5,402	$(1,309)	$(69)	$15,255

Other data:
Capital expenditures	$350	$63	$3,031	$—	$—	$3,444
Depreciation and amortization	$2,100	$132	$158	$—	$—	$2,390

	Six Months Ended June 30, 2020
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$30,809	$1,758	$19,790	$—	$(3,995)	$48,362
Interest expense	5,862	585	4,376	677	(3,995)	7,505
Net interest income	24,947	1,173	15,414	(677)	—	40,857
Gain on sales of loans	—	8,281	—	—		8,281
Other noninterest income	6,303	3,998	197	(203)		10,295
Net revenue	31,250	13,452	15,611	(880)	—	59,433

Provision for loan losses	2,400	—	3,850	—	—	6,250
Noninterest expense	28,384	8,079	6,866	548	—	43,877
Income (loss) before taxes	466	5,373	4,895	(1,428)	—	9,306
Income tax expense (benefit)	(485)	1,509	1,327	(427)	—	1,924
Net income (loss)	$951	$3,864	$3,568	$(1,001)	$—	$7,382

Other data:
Capital expenditures	$2,320	$326	$807	$—	$—	$3,453
Depreciation and amortization	$1,721	$145	$91	$—	$—	$1,957

	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Total assets at June 30, 2021	$2,023,814	$143,854	$337,774	$41,991	$(378,789)	$2,168,644
Total assets at December 31, 2020	$1,951,622	$239,417	$314,746	$43,826	$(463,301)	$2,086,310

During the three months ended June 30, 2020, the Corporation recorded merger related expenses of $439,000 ($347,000 after income taxes), in connection with its acquisition of Peoples, all of which was recorded as noninterest expense at the community banking segment.  During the six months ended June 30, 2020, the Corporation recorded merger related expenses of $1.40 million ($1.13 million after income taxes), in connection with its acquisition of Peoples, of which $1.30 million ($1.03 million after income taxes) was allocated to the community banking segment and recorded as $998,000 of noninterest expense and a loss on disposal of equipment of $298,000 included in other noninterest income.  The remainder was recorded as other noninterest expense at the holding company and included in the “Other” column above.

The community banking segment extends two warehouse lines of credit to the mortgage banking segment, providing a portion of the funds needed to originate mortgage loans. The community banking segment charges the mortgage banking segment interest at the daily FHLB advance rate plus a spread ranging from 50 basis points to 175 basis points. The community banking segment also provides the consumer finance segment with a portion of the funds needed to purchase loan contracts by means of variable rate notes that carry interest at one-month LIBOR plus 200 basis points, with a floor of 3.5 percent, and fixed rate notes that carry interest at rates ranging from 2.3 percent to 8.0 percent. The community banking segment acquires certain residential real estate loans from the mortgage banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. In addition to unallocated expenses recorded by the holding company, certain overhead costs are incurred by the community banking segment and are not allocated to the mortgage banking and consumer finance segments.

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of loan commitments at the Bank was $321.72 million at June 30, 2021 and $326.98 million at December 31, 2020, which does not include IRLCs at the mortgage banking segment, which are discussed in Note 12.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $17.61 million at June 30, 2021 and $19.07 million at December 31, 2020.

The mortgage banking segment sells substantially all of the residential mortgage loans it originates to third-party investors. As is customary in the industry, the agreements with these investors require the mortgage banking segment to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the investors are entitled to make loss claims and repurchase requests of the mortgage banking segment for loans that contain covered deficiencies. The mortgage banking segment has obtained early payment default recourse waivers for a significant portion of its business. Recourse periods for early payment default for the remaining investors vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. The mortgage banking segment maintains an allowance for indemnifications that represents management’s estimate of losses that are probable of arising under these recourse provisions. As performance data for loans that have been sold is not made available to the mortgage banking segment by the investors, the estimate of potential losses is inherently subjective and is based on historical indemnification payments and management’s assessment of current conditions that may contribute to indemnified losses on mortgage loans that have been sold in the secondary market.  For the three and six months ended June 30, 2021, the Corporation recorded $15,000 and $32,000 of provision for indemnifications, respectively, compared to $156,000 and $163,000 provision for indemnifications for the three and six months ended June 30, 2020, respectively. The allowance for indemnifications was $3.39 million at June 30, 2021 and $3.36 million at December 31, 2020.

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

Cash flow hedges.  The Corporation designates interest rate swaps as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Corporation’s trust preferred capital notes. These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Corporation’s borrowings for fixed-rate interest payments.  Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Corporation assesses the effectiveness of each hedging relationship quarterly. If the Corporation determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of June 30, 2021, the Corporation has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2024 and June 2029.

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

At June 30, 2021, the mortgage banking segment had $143.92 million of IRLCs and $104.41 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $248.33 million in mortgage loans.  Also at June 30, 2021, the mortgage banking segment had $10.82 million of IRLCs and $10.16 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using forward sales of $15.25 million of TBA securities and mandatory-delivery forward sales contracts for $4.64 million in mortgage loans.

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

The following tables summarize key elements of the Corporation’s derivative instruments other than forward sales of mortgage loans.  The fair values of forward sales of mortgage loans were not material to the consolidated financial statements of the Corporation at June 30, 2021 or December 31, 2020.

	June 30, 2021
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$—	$1,127
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	84,134	5,423	124
Matched interest rate swaps with counterparty	84,134	124	5,423
Mortgage banking contracts:
IRLCs	154,744	3,382	—
Forward sales of TBA securities	15,250	—	43

	December 31, 2020
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$—	$1,882
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	84,753	8,185	—
Matched interest rate swaps with counterparty	84,753	—	8,185
Mortgage banking contracts:
IRLCs	198,632	4,582	—
Forward sales of TBA securities	8,000	—	47

The Corporation is required to maintain cash collateral with dealer counterparties for interest rate swap relationships in a loss position. At June 30, 2021 and at December 31, 2020, $6.44 million and $9.92 million, respectively, of cash collateral was maintained with dealer counterparties and was included in “Other assets” in the Consolidated Balance Sheets.

NOTE 13: Other Noninterest Expenses

The following table presents the significant components in the Consolidated Statements of Income line “Noninterest Expenses-Other.”

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Data processing fees	$2,825	$2,861	$5,728	$5,535
Mortgage banking loan processing expenses	867	780	1,761	1,264
Professional fees	737	738	1,484	1,718
Marketing and advertising expenses	459	348	804	838
Telecommunication expenses	387	409	761	781
Travel and educational expenses	203	100	357	544
Other real estate (gain)/loss and expenses, net	(395)	5	(402)	8
All other noninterest expenses	1,915	2,043	3,832	3,817
Total other noninterest expenses	$6,998	$7,284	$14,325	$14,505

The table above includes merger related expenses for the three months ended June 30, 2020 of $308,000, of which $263,000 was included in data processing fees, $22,000 was included in professional fees, and $23,000 was included in all other noninterest expenses and includes merger related expenses for the six months ended June 30, 2020 of $898,000, of which $501,000 was included in data processing fees, $336,000 was included in professional fees, and $61,000 was included in all other noninterest expenses.  There were no merger related expenses during the three and six months ended June 30, 2021.

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

Financial Performance Highlights

Consolidated net income for the Corporation was $8.1 million for the second quarter of 2021, or $2.19 per share, compared with consolidated net income of $3.7 million for the second quarter of 2020, or $1.03 per share.  Consolidated net income for the Corporation was $15.3 million for the first half of 2021, or $4.11 per share, compared with consolidated net income of $7.4 million for the first half of 2020, or $2.01 per share. The Corporation’s annualized ROE and ROA were 16.49 percent and 1.50 percent, respectively, for the second quarter of 2021, compared to 8.41 percent and 0.77 percent, respectively, for the second quarter of 2020. The Corporation’s annualized ROE and ROA were 15.83 percent and 1.43 percent, respectively, for the first half of 2021, compared to 8.34 percent and 0.78 percent, respectively, for the first half of 2020.

The Corporation uses adjusted net income, which is a non-GAAP measure of financial performance, to provide meaningful information about operating performance by excluding the effects of certain items that management does not expect to have an ongoing impact on consolidated net income.  Adjusted net income for the second quarter and first half of 2020 excludes the effects of merger related expenses incurred in connection with the acquisition of Peoples Bankshares, Incorporated (Peoples), impairment charges related to branch consolidation and a change in income tax law related to the carryback of net operating losses.  Excluding the effects of these items, adjusted net income was $8.1 million, or 2.19 per share and $15.3 million, or 4.11 per share for the second quarter and first half of 2021, respectively, compared to $4.0 million, or $1.11 per share and $8.4 million, or $2.30 per share for the second quarter and first half of 2020, respectively.  Adjusted ROE and adjusted ROA, on an annualized basis were 16.49 percent and 1.50 percent, respectively, for the second quarter of 2021, compared to 9.00 percent and 0.82 percent, respectively, for the second quarter of 2020.  Adjusted ROE and adjusted ROA, on an annualized basis were 15.83 percent and 1.43 percent, respectively, for the first half of 2021, compared to 9.53 percent and 0.89 percent, respectively, for the first half of 2020, respectively. Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net income, adjusted earnings per share, adjusted ROE and adjusted ROA, which are non-GAAP financial measures, to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

Consolidated net income increased 116 percent and 107 percent for the second quarter and first half of 2021, respectively, compared to the same periods in 2020. Adjusted net income increased 102 percent and 81 percent for the second quarter and first half of 2021, respectively, compared to the same periods in 2020.  The increases in net income and adjusted net income for the second quarter of 2021 compared to the second quarter of 2020 were due primarily to higher net income of the community banking segment and consumer finance segment, partially offset by lower net income of the mortgage banking segment.  The increases in net income and adjusted net income for the first six months of 2021 compared to the first six months of 2020 were due primarily to higher net income at each of the Corporation’s business segments.

A discussion of the performance of our business segments is included under the heading “Business Segments” in the “Results of Operations” section of this discussion and analysis.

Key highlights for the three and six months ended June 30, 2021 are as follows.

●	The Corporation recorded a net reversal of provision for loan losses of $600,000 on a consolidated basis for the second quarter of 2021 and a net reversal of provision for loan losses of $320,000 for the first six months of 2021 as a result of recoveries exceeding charge-offs at the consumer finance segment and decreases to the allowance for loan losses at the community banking segment and consumer finance segment as a result of strong asset quality, partially offset by loan growth. This represents a decrease in the provision for loan losses of $4.2 million and $6.6 million for the second quarter and first six months of 2021, respectively, compared to the same periods in 2020. During the second quarter of 2021, the consumer finance segment and community banking segment released a portion of the reserves recognized during 2020, as credit deterioration since the onset of the COVID-19 pandemic has so far not been experienced to the extent previously anticipated;
●	The community banking segment recognized net origination fees related to Paycheck Protection Program (PPP) loans of $1.2 million and $2.1 million for the second quarter and first six months of 2021, respectively, primarily as a result of PPP loans that were forgiven or repaid;
●	Interest expense decreased $1.2 million for the second quarter of 2021 and $3.0 million for the first six months of 2021 compared to the same periods in 2020 due primarily to lower rates on time deposits and a shift in funding to lower cost deposits;
●	Average loans outstanding at the community banking segment, excluding PPP loans, increased 2.8 percent for the second quarter of 2021 and 3.4 percent for the first six months of 2021 compared to the same periods in 2020;
●	Mortgage banking segment net income decreased 15 percent for the second quarter of 2021 and increased 17 percent for the first six months of 2021, respectively, compared to the same periods of 2020 as both periods were affected by higher margins on sales of mortgage loans, while mortgage loan originations decreased 15 percent for the second quarter of 2021 and increased 13 percent for the first six months of 2021, as compared to the same periods of 2020;
●	The consumer finance segment experienced net recoveries at an annualized rate of 0.07 percent of average total loans for the first six months of 2021, compared to net charge-offs of 1.99 percent for the first six months of 2020, due to borrowers generally benefitting from government stimulus measures related to the COVID-19 pandemic, continued improvement in the credit quality of purchased loans and elevated values for used autos, which result in lower charge-offs upon sale of repossessed autos;
●	Consumer finance loans at June 30, 2021 increased $20.6 million, or an annualized rate of 13.2 percent, compared to December 31, 2020 due to growth in non-prime auto loans and prime marine and recreational vehicle (RV) loans. Consumer finance loans declined at an annualized rate of 7.9 percent during the first six months of 2020;
●	The consumer finance segment’s average loan yield declined for the second quarter and first six months of 2021 compared to the same periods in 2020 due to purchases of loan contracts at lower yields than the portfolio average yield, partially as a result of lower interest rates for non-prime auto loans and the consumer finance segment continuing to pursue loan contracts of higher credit quality, including prime marine and RV loans; and
●	Consolidated annualized net interest margin was 4.37 percent for the second quarter of 2021, compared to 4.61 percent and 4.33 percent for the second quarter of 2020 and first quarter of 2021, respectively, and was 4.35 percent for the first six months of 2021, compared to 4.76 percent for the first six months of 2020. The increase in the second quarter of 2021 compared to the first quarter of 2021 was due primarily to higher average yields on loans (including higher net origination fees recognized on PPP loans) and lower cost of deposits.

Capital Management

Total equity was $201.8 million at June 30, 2021, compared to $194.5 million at December 31, 2020. Under regulatory capital standards, the Corporation’s tier 1 capital and total capital ratios at June 30, 2021 were 13.0 percent and 15.8 percent, respectively, compared to 12.5 percent and 15.2 percent, respectively, at December 31, 2020. Capital growth resulted primarily from earnings for the first half of 2021, which was partially offset by share repurchases of $4.8 million and cash dividends declared of $0.78 per share during the first half of 2021. At June 30, 2021, the book value per share of the Corporation’s common stock was $56.02, and tangible book value per share, which is a non-GAAP financial measure, was $48.41, compared to $52.80 and $45.32, respectively, at December 31, 2020.  For the second quarter of 2021, the Corporation’s cash dividend equated to a payout ratio of 18.3 percent of earnings per share. The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital levels and requirements and expected future earnings. In making its decision on the payment of dividends on the Corporation’s common stock, the Corporation’s Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors. The Corporation has a share repurchase program that was authorized by the Board of Directors in November 2020 to repurchase up to 365,000 shares of the Corporation’s common stock through November 30, 2021.  During the second quarter and first six months of 2021, the Corporation repurchased $4.5 million of its common stock under the Corporation’s share repurchase program.

COVID-19 Pandemic

New infections of COVID-19, including the emergence of variants of the COVID-19 virus, continue to be a public health concern in our market areas.  While over half of people in the U.S. and in Virginia ages 12 years and over are fully vaccinated against COVID-19, the pace of vaccinations appears to have peaked during the second quarter of 2021, and the Delta variant has shown that there remains a threat of a resurgence of cases or even the emergence of a more dangerous variant.  There have been encouraging signs of strength in the economic recovery, including growth in consumer spending and improvement in the labor market, but many businesses continue to face difficulty in hiring needed employees and meeting consumer demand, and certain portions of the global supply chain remain challenged by shortages and delays that first occurred due to the initial COVID-19 outbreak. There remains substantial uncertainty about the path of this economic recovery, including uncertainty related to the labor market, inflation and fiscal and monetary policy responses from the federal government. There remains a risk that consumers and borrowers who have been supported during the pandemic by government stimulus measures may not return to employment and may not be able to repay debts as agreed following the expiration of government stimulus programs, including expanded unemployment benefits. We continue to carefully monitor the pandemic and its impact on our market areas, our customers and our employees, and we believe that the pandemic continues to present risks of elevated loan losses, sustained net interest margin compression and falling demand for loans; however, at this time we cannot determine the ultimate impact of the pandemic on the results of operations of the Corporation.  During the year ended December 31, 2020, we increased our allowance for loan losses by adding reserves of approximately $8.0 million based on qualitative adjustments related to the pandemic.  As of June 30, 2021, credit deterioration since the onset of the COVID-19 pandemic has so far not been experienced to the extent previously anticipated. During the second quarter of 2021, we released a portion of these added reserves through a reversal of provision for loan losses, but continue to maintain reserves for loan losses at June 30, 2021 related to the pandemic and believe that our allowance for loan losses will be adequate to absorb probable losses that are inherent in our loan portfolio. If loan losses ultimately are not realized to the extent of the reserves provided for during the pandemic, our allowance for loan losses may be reduced in future periods through further reversals of provision for loan losses, which could benefit our results of operations for any such future period.  However, if there are further challenges to the economic recovery, including a resurgence in COVID-19 cases or the emergence of variants of the COVID-19 virus that threaten to disrupt economic activity, additional provision for loan losses may be required in future periods.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three and six months ended June 30, 2021 and 2020.  Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Accretion and amortization of fair value purchase adjustments related to business combinations are included in the computation of yields on loans and investments and on the costs of deposits and borrowings. The accretion contributed approximately 41 basis points and 28 basis points to the yields on community banking segment loans and total loans, respectively, and 21 basis points to both the yield on total earning assets and net interest margin for the second quarter of 2021, compared to approximately 25 basis points and 18 basis points to the yields on community banking segment loans and total loans, respectively, and 14 basis points to both the yield on total earning assets and net interest margin, for the second quarter of 2020.  The accretion contributed approximately 33 basis points and 23 basis points to the yields on community banking segment loans and total loans, respectively, and 17 basis points to both the yield on total earning assets and net interest margin for the first half of 2021, compared to approximately 38 basis points and 26 basis points to the yields on community banking segment loans and total loans, respectively, and 21 basis points to both the yield on total earning assets and net interest margin, for the first half of 2020. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented.

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended June 30,
	2021			2020
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$255,767	$916	1.43%	$152,185	$815	2.14%
Tax-exempt	83,893	552	2.63	83,923	651	3.10
Total securities	339,660	1,468	1.73	236,108	1,466	2.48
Loans:
Community banking segment	1,038,699	12,048	4.65	1,001,035	11,448	4.60
Mortgage banking segment	138,329	1,021	2.96	142,309	1,097	3.10
Consumer finance segment	325,218	9,422	11.62	301,555	9,690	12.92
Total loans	1,502,246	22,491	6.00	1,444,899	22,235	6.19
Interest-bearing deposits in other banks	165,211	48	0.12	100,728	52	0.21
Total earning assets	2,007,117	24,007	4.80	1,781,735	23,753	5.36
Allowance for loan losses	(39,553)			(34,512)
Total non-earning assets	191,262			208,238
Total assets	$2,158,826			$1,955,461

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$307,686	121	0.16	$253,282	111	0.18
Money market deposit accounts	311,825	194	0.25	248,352	212	0.34
Savings accounts	207,506	29	0.06	161,153	32	0.08
Certificates of deposit, $100 or more	263,456	683	1.04	271,504	1,254	1.86
Other certificates of deposit	189,744	370	0.78	226,270	877	1.56
Interest-bearing deposits	1,280,217	1,397	0.44	1,160,561	2,486	0.86
Borrowings	78,239	741	3.79	136,450	847	2.48
Total interest-bearing liabilities	1,358,456	2,138	0.63	1,297,011	3,333	1.03
Noninterest-bearing demand deposits	556,719			425,796
Other liabilities	47,359			54,544
Total liabilities	1,962,534			1,777,351
Equity	196,292			178,110
Total liabilities and equity	$2,158,826			$1,955,461
Net interest income		$21,869			$20,420
Interest rate spread			4.17%			4.33%
Interest expense to average earning assets			0.43%			0.75%
Net interest margin			4.37%			4.61%

	Six Months Ended June 30,
	2021			2020
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$229,299	$1,664	1.45%	$141,468	$1,602	2.26%
Tax-exempt	85,020	1,145	2.69	78,585	1,279	3.26
Total securities	314,319	2,809	1.79	220,053	2,881	2.62
Loans:
Community banking segment	1,042,268	23,505	4.55	960,251	23,613	4.95
Mortgage banking segment	156,272	2,148	2.77	108,017	1,758	3.27
Consumer finance segment	319,751	18,671	11.78	305,836	19,791	13.01
Total loans	1,518,291	44,324	5.89	1,374,104	45,162	6.61
Interest-bearing deposits in other banks	145,435	94	0.13	145,098	650	0.90
Total earning assets	1,978,045	47,227	4.81	1,739,255	48,693	5.63
Allowance for loan losses	(39,542)			(33,689)
Total non-earning assets	191,685			195,932
Total assets	$2,130,188			$1,901,498

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$304,226	251	0.17	$257,251	341	0.27
Money market deposit accounts	308,753	396	0.26	242,966	540	0.45
Savings accounts	199,722	56	0.06	152,921	60	0.08
Certificates of deposit, $100 or more	265,661	1,510	1.15	260,080	2,487	1.92
Other certificates of deposit	193,262	851	0.89	239,667	1,943	1.63
Total interest-bearing deposits	1,271,624	3,064	0.49	1,152,885	5,371	0.94
Borrowings	77,593	1,474	3.80	150,855	2,137	2.83
Total interest-bearing liabilities	1,349,217	4,538	0.68	1,303,740	7,508	1.16
Noninterest-bearing demand deposits	536,364			373,817
Other liabilities	51,889			46,924
Total liabilities	1,937,470			1,724,481
Equity	192,718			177,017
Total liabilities and equity	$2,130,188			$1,901,498
Net interest income		$42,689			$41,185
Interest rate spread			4.13%			4.47%
Interest expense to average earning assets			0.46%			0.87%
Net interest margin			4.35%			4.76%

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

TABLE 2: Rate-Volume Recap

	Three Months Ended June 30, 2021 from 2020
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans:
Community banking segment	$135	$465	$600
Mortgage banking segment	(47)	(29)	(76)
Consumer finance segment	(1,007)	739	(268)
Securities:
Taxable	(330)	431	101
Tax-exempt	(99)	—	(99)
Interest-bearing deposits in other banks	(29)	25	(4)
Total interest income	(1,377)	1,631	254
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	(13)	23	10
Money market deposit accounts	(64)	46	(18)
Savings accounts	(10)	7	(3)
Certificates of deposit, $100 or more	(535)	(36)	(571)
Other certificates of deposit	(383)	(124)	(507)
Total interest-bearing deposits	(1,005)	(84)	(1,089)
Borrowings	341	(447)	(106)
Total interest expense	(664)	(531)	(1,195)
Change in net interest income	$(713)	$2,162	$1,449

	Six Months Ended June 30, 2021 from 2020
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans:
Community banking segment	$(2,010)	$1,902	$(108)
Mortgage banking segment	(300)	690	390
Consumer finance segment	(1,968)	848	(1,120)
Securities:
Taxable	(704)	766	62
Tax-exempt	(234)	100	(134)
Interest-bearing deposits in other banks	(558)	2	(556)
Total interest income	(5,774)	4,308	(1,466)
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	(145)	55	(90)
Money market deposit accounts	(267)	123	(144)
Savings accounts	(19)	15	(4)
Certificates of deposit, $100 or more	(1,028)	51	(977)
Other certificates of deposit	(765)	(327)	(1,092)
Total interest-bearing deposits	(2,224)	(83)	(2,307)
Borrowings	584	(1,247)	(663)
Total interest expense	(1,640)	(1,330)	(2,970)
Change in net interest income	$(4,134)	$5,638	$1,504

Net interest income, on a taxable-equivalent basis, for the second quarter of 2021 was $21.9 million, compared to $20.4 million for the second quarter of 2020. Net interest income, on a taxable-equivalent basis, for the first six months of 2021 was $42.7 million, compared to $41.2 million for the first six months of 2020. The increase in net interest income for the second quarter and first six months of 2021 compared to the same periods in 2020 was due primarily to higher average balances of interest-earning assets, partially offset by lower annualized net interest margin. Average interest-earning assets grew by $225.4 million and $238.8 million for the second quarter and first six months of 2021, respectively, compared to the same periods in 2020, primarily due to growth in loans (including PPP loans) and securities, funded by deposit growth. Annualized net interest margin decreased 24 basis points to 4.37 percent for the second quarter of 2021 and decreased 41 basis points to 4.35 percent for the first six months of 2021, relative to the same periods in 2020, due primarily to lower average yields on loans, securities and cash reserves, partially offset by lower average costs of deposits (including growth in noninterest-bearing demand deposits) and using lower-yielding excess cash to fund growth in loans and securities and repay borrowings.  The yield on interest-earning assets and cost of interest-bearing liabilities decreased by 56 basis points and 40 basis points, respectively, for the second quarter of 2021 and decreased by 82 basis points and 48 basis points, respectively, for the first six months of 2021 compared to the same periods in 2020.

Average loans, which includes both loans held for investment and loans held for sale, increased $57.3 million to $1.5 billion for the second quarter of 2021 and increased $144.2 million to $1.5 billion for the first six months of 2021, compared to the same periods in 2020. Average loans at the community banking segment increased $37.7 million, or 3.8 percent, for the second quarter of 2021, and increased $82.0 million, or 8.5 percent, for the first six months of 2021 compared to the same periods in 2020.  Excluding the impact of PPP loans, average loans at the community banking segment increased $26.0 million, or 2.8 percent, for the second quarter of 2021 and $31.3 million, or 3.4 percent, for the first six months of 2021, compared to the same periods in 2020.  In addition to the increase resulting from PPP loans, the increase in average loans at the community banking segment for the second quarter and first six months of 2021 compared to the same periods in 2020 resulted primarily from growth in the commercial real estate segment of the loan portfolio. Average loans at the consumer finance segment increased $23.7 million, or 7.8 percent, for the second quarter of 2021, and increased $13.9 million, or 4.6 percent, for the first six months of 2021, compared to the same periods in 2020 due primarily to higher average balances of marine and RV loans as a result of the continued expansion of the consumer finance segment’s purchases of those loan contracts. Average loans at the mortgage banking segment, which consist primarily of loans held for sale, decreased $4.0 million, or 2.8 percent, for the second quarter of 2021 and increased $48.3 million, or 44.7 percent, for the first six months of 2021, compared to the same periods in 2020. Changes in average loans at the mortgage banking segment were due primarily to changes in mortgage loan production volume and longer average holding periods for loans held for sale in the first six months of 2021 compared to the first six months of 2020.

The overall yield on average loans decreased 19 basis points to 6.00 percent for the second quarter of 2021 compared to the second quarter of 2020 due primarily to lower average yields at the consumer finance segment, and decreased 72 basis points to 5.89 percent for the first six months of 2021 compared to the first six months of 2020 due primarily to lower average yields across the loan portfolio and changes in the composition of the portfolio. The community banking segment average loan yield increased 5 basis points to 4.65 percent for the second quarter of 2021 and decreased 40 basis points to 4.55 percent for the first six months of 2021, compared to the same periods in 2020. Comparisons of average loan yields for the community banking segment were significantly impacted by recognition of net PPP origination fees and interest income on PCI loans, as described in more detail below.  Excluding the effects of these items, average yields on loans at the community banking segment decreased for the second quarter and first six months of 2021 compared to the same periods in 2020, due primarily to changes in interest rates in 2020, resulting in repricing of variable rate loans and lower average yields on new lending. PPP loans earn interest at a note rate of one percent as well as net origination fees that are amortized over the contractual term of the related loan or accelerated into interest income upon repayment of the loan.  Net PPP origination fees recognized in  the second quarter and first six months of 2021 were $1.2 million and $2.1 million, respectively, compared to net PPP origination fees recognized in the second quarter and first six months of 2020 of $377,000.  Unrecognized net deferred PPP fees at June 30, 2021 were $2.6 million, which are expected to be recognized primarily in 2021 and 2022. The recognition of interest income on PCI loans, which were acquired in connection with past mergers and acquisitions, is based on management’s expectation of future payments of principal and interest, which are inherently uncertain. Earlier than expected repayments of certain PCI loans resulted in the recognition of additional interest income during the second quarters and first six months of 2021 and 2020. Interest income recognized on PCI loans was $1.0 million and $729,000 for the second quarters of 2021 and 2020, respectively, and $1.5 million and $1.7 million for the first six months of 2021 and 2020, respectively. The consumer finance segment average loan yield decreased 130 basis points to 11.62 percent and decreased 123 basis points to 11.78 percent for the second quarter and first six months of 2021, respectively, compared to the same periods in 2020, due to purchases of loan contracts at lower yields than the portfolio average yield, partially as a result of lower interest rates for non-prime auto loans and the consumer finance segment continuing to pursue loan contracts of higher credit quality, including prime marine and RV loans. The mortgage banking segment average loan yield decreased 14 basis points to 2.96 percent for the second quarter of 2021 and decreased 50 basis points to 2.77 percent for the first six months of 2021, compared to the same periods in 2020, due to lower market interest rates for mortgage loans.

Average securities available for sale increased $103.6 million and $94.3 million for the second quarter and first six months of 2021, compared to the same periods in 2020, due primarily to higher purchases of mortgage-backed securities and U.S. government agency debt securities with short maturities, in order to utilize excess liquidity by investing in debt securities rather than holding lower-yielding cash reserves. The average yield on the securities portfolio on a taxable-equivalent basis decreased 75 basis points to 1.73 percent for the second quarter of 2021 and decreased 83 basis points to 1.79 percent for the first six months of 2021, compared to the same periods in 2020, due to purchases of securities in 2020 and 2021 at lower average yields relative to the average yield of the portfolio as a whole, increased calls of securities that were issued during periods of higher market interest rates, and accelerated amortization of premiums on mortgage-backed securities as a result of increased prepayment activity.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the Federal Reserve Bank, increased $64.5 million for the second quarter of 2021 and increased $337,000 for the first six months of 2021, compared to the same periods in 2020 due primarily to excess liquidity resulting from deposit growth exceeding growth in loans and securities. The average yield on interest-bearing deposits in other banks decreased 9 basis points for the second quarter of 2021 and decreased 77 basis points for the first six months of 2021, compared to the same periods in 2020, due to lower average rates on excess cash reserves.  The Federal Reserve Bank decreased the interest rate on excess cash reserve balances from 1.55 percent at December 31, 2019 to 0.10 percent by the end of the first quarter of 2020 in response to the COVID-19 pandemic, and increased the interest rate to 0.15 during the second quarter of 2021.

Average money market, savings and interest-bearing demand deposits increased $164.2 million and $159.6 million for the second quarter and first six months of 2021, respectively, and average time deposits decreased $44.6 million and $40.8 million for the second quarter and first six months of 2021, respectively, compared to the same periods in 2020, due to growth in consumer and business deposits primarily as a result of new accounts and liquidity from government stimulus programs as well as a shift to non-time deposits as a result of lower interest rates.  Average noninterest-bearing demand deposits increased $130.9 million for the second quarter of 2021 and increased $162.5 million for the first six months of 2021, compared to the same periods in 2020.  The average cost of interest-bearing deposits decreased 42 basis points for the second quarter of 2021 and decreased 45 basis points for the first six months of 2021, compared to the same periods in 2020, due primarily to lower rates on time deposits and a shift in composition toward non-time deposits. Offered rates on interest-bearing deposit accounts were reduced in response to changes in market interest rates beginning in March 2020.  While changes in rates take effect immediately for interest checking, money market and savings accounts, changes in the average cost of time deposits lag changes in pricing based on the repricing of time deposits at maturity.  Rates on outstanding time deposits continued to decrease during the first six months of 2021 as accounts at higher rates matured.

Average borrowings decreased $58.2 million for the second quarter of 2021 and decreased $73.3 million for the first six months of 2021, compared to the same periods in 2020 due primarily to the repayment of long-term borrowings in 2020, partially offset by the issuance of $20.0 million of subordinated notes by the Corporation in the third quarter of 2020 and finance leases commenced in 2020.  The average cost of borrowings increased 131 basis points during the second quarter of 2021 and increased 97 basis points during the first six months of 2021, compared to the same periods in 2020 due primarily to the higher cost of the subordinated notes relative to borrowings that were repaid.

The Corporation believes that it may be challenging to maintain net interest margin at its current level based on the effects of (1) continued pressure on loan yields at the community banking segment and consumer finance segment related to the current environment of low interest rates and competition for loans, (2) the temporary effect on loan yields of recognition of net PPP origination fees, (3) possible changes in the composition of earning assets which may result from decreased loan demand as a result of the current economic environment, (4) lower accretion of purchase discounts on loans related to acquisitions, which is included in yields on loans, (5) lower mortgage loan production, and therefore lower average loans held for sale, at the mortgage banking segment and (6) repricing of time deposits at lower rates upon maturity, which may lag or may not offset the effects of lower average loan yields.

Noninterest Income

TABLE 3: Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Gains on sales of loans	$5,947	$4,605	$13,005	$8,281
Mortgage banking fee income	1,648	1,986	3,504	3,291
Interchange income	1,471	1,141	2,789	2,230
Service charges on deposit accounts	828	639	1,647	1,641
Wealth management services income, net	685	748	1,387	1,333
Mortgage lender services income	615	400	1,393	642
Other service charges and fees	413	394	802	769
Net gains on sales, maturities and calls of available for sale securities	6	3	38	7
Other income, net	1,487	1,912	2,891	382
Total noninterest income	$13,100	$11,828	$27,456	$18,576

Total noninterest income increased $1.3 million, or 10.8 percent, in the second quarter of 2021 compared to the second quarter of 2020 due primarily to (1) higher gains on sales of loans as a result of higher margins on loans originated for resale, partially offset by lower mortgage loan production volume, (2) an increase in debit card interchange activity, (3) higher mortgage lender services income, as a result of higher volume and (4) asset write-downs of $281,000 in the second quarter of 2020 related to branch consolidation that did not recur during 2021, partially offset by (1) lower unrealized gains in the Corporation’s nonqualified deferred compensation plan, included in other income, net and (2) lower mortgage banking fee income of $338,000 as a result of lower mortgage loan originations. Total noninterest income increased $8.9 million, or 47.8 percent, in the first six months of 2021 compared to the first six months of 2020 due primarily to (1) higher gains on sales of loans primarily as a result of higher margins on loans originated for resale, (2) higher fee income from mortgage lender services and mortgage banking as a result of higher volume, (3) an increase in debit card interchange activity, (4) asset write-downs of $579,000 in the first six months of 2020 related to branch consolidation and merger related costs recognized upon disposition of assets acquired from Peoples and (5) higher unrealized gains in the Corporation’s nonqualified deferred compensation plan, included in other income, net. The Corporation recognized unrealized gains related to its nonqualified deferred compensation plan of $947,000 and $1.5 million for the second quarter and first six months of 2021, respectively, compared to unrealized gains of $1.8 million and unrealized losses of $230,000 for the same periods in 2020, respectively. Unrealized gains and losses in the Corporation’s nonqualified deferred compensation plan are offset by changes in deferred compensation, recorded in salaries and employee benefits expense.

Noninterest Expense

TABLE 4: Noninterest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Salaries and employee benefits	$15,714	$14,354	$31,327	$25,171
Occupancy expense	2,190	2,154	4,550	4,201
Other expenses:
Data processing	2,825	2,861	5,728	5,535
Mortgage banking loan processing expenses	867	780	1,761	1,264
Professional fees	737	738	1,484	1,718
Other real estate (gain)/loss and expense, net	(395)	5	(402)	8
Other expenses	2,964	2,900	5,754	5,980
Total other expenses	6,998	7,284	14,325	14,505
Total noninterest expense	$24,902	$23,792	$50,202	$43,877

Total noninterest expenses increased $1.1 million, or 4.7 percent, in the second quarter of 2021 and increased $6.3 million, or 14.4 percent, in the first six months of 2021, compared to the same periods in 2020, due primarily to (1) higher salaries and benefits expense at the mortgage banking segment, (2) higher mortgage banking loan processing expense as a result of increased sales of loans and (3) higher occupancy expense at the community banking segment related to the opening of two new financial centers in the third quarter of 2020, partially offset by (1) lower merger related expenses and cost savings related to the integration of Peoples and (2) net gains on other real estate in 2021 related primarily to the sale of one property in the second quarter of 2021. In addition to these factors, changes in deferred compensation liabilities increased salaries and employee benefits expense by $947,000 and $1.5 million in the second quarter and first six months of 2021, respectively, and increased salaries and employee benefits expense by $1.8 million and decreased salaries and employee benefits expense by $230,000 in the second quarter and first six months of 2020, respectively, and are offset by unrealized gains and losses recorded in noninterest income.

There were no merger related expenses for the first six months of 2021.  Merger related expenses for the second quarter of 2020 were $439,000, of which $50,000 was salaries and employee benefits expense, $263,000 was data processing expense, $81,000 was occupancy expense, $22,000 was professional fees expense and $23,000 was included in other noninterest expenses.  Merger related expenses for the first six months of 2020 were $1.4 million, of which $501,000 was data processing expense, $336,000 was professional fees expense, $119,000 was salaries and employee benefits expense, $81,000 was occupancy expense, $61,000 was included in all other noninterest expenses, and $298,000 was a loss on disposition of assets and was recorded in noninterest income.

Income Taxes

The Corporation’s consolidated effective income tax rate was 23.6 percent and 20.7 percent for the first six months of 2021 and 2020, respectively. The Corporation recognized income tax benefits of $303,000 in the second quarter and first six months of 2020 arising from a change in tax law enacted in response to the COVID-19 pandemic which changed the tax rate applied to certain net operating losses related to prior tax years of Peoples. The effects of changes in tax law are recognized in income tax expense in the period in which the changes are enacted.

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

TABLE 5: Community Banking Segment Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Interest income	$15,935	$14,894	$31,111	$30,809
Interest expense	1,456	2,718	3,180	5,862
Net interest income	14,479	12,176	27,931	24,947
Provision for loan losses	(200)	1,400	(200)	2,400
Net interest income after provision for loan losses	14,679	10,776	28,131	22,547
Noninterest income:
Interchange income	1,471	1,141	2,789	2,230
Service charges on deposit accounts	828	639	1,647	1,641
Investment services income	685	748	1,387	1,333
Other income, net	868	490	1,997	1,099
Total noninterest income	3,852	3,018	7,820	6,303
Noninterest expense:
Salaries and employee benefits	8,309	8,047	16,557	16,555
Occupancy expense	1,644	1,523	3,416	3,025
Data processing	2,020	1,627	4,011	3,679
Other real estate (gain)/loss and expense, net	(395)	5	(402)	8
Other expenses	2,174	2,780	4,222	5,117
Total noninterest expenses	13,752	13,982	27,804	28,384
Income (loss) before income taxes	4,779	(188)	8,147	466
Income tax expense (benefit)	854	(482)	1,429	(485)
Net income	$3,925	$294	$6,718	$951

The community banking segment reported net income of $3.9 million and $6.7 million for the second quarter and first six months of 2021, respectively, compared to $294,000 and $951,000, respectively, for the same periods in 2020. The increase in community banking segment net income for the second quarter and first six months of 2021 compared to the same periods in 2020 was due primarily to higher adjusted net income, as described below, and merger related expenses and branch consolidation charges recognized in 2020, partially offset by benefits of a change in tax law recognized in 2020. There were no merger related expenses, branch consolidation charges or one-time tax effects in the first six months of 2021.

Adjusted net income of the community banking segment, which excludes the effects of merger related expenses, branch consolidation charges and one-time income tax benefits, was $3.9 million and $6.7 million for the second quarter and first six months of 2021, respectively, compared to $560,000 and $1.9 million, respectively, for the same periods in 2020. The increase in adjusted net income of the community banking segment for the second quarter and first six months of 2021 compared to the same periods in 2020 was due primarily to higher net interest income, lower provision for loan losses, higher income from debit card interchange, net gains on other real estate in 2021 related primarily to the sale of one property in the second quarter of 2021 and cost savings related to the integration of Peoples, partially offset by higher expenses related to occupancy as a result of two new financial centers opened during the third quarter of 2020 and lower fee income from interest rate swaps for commercial borrowers.

Net interest income for the community banking segment increased $2.3 million for the second quarter of 2021 and increased $3.0 million for the first six months of 2021, compared to the same periods in 2020. This increase was due primarily to (1) lower average costs of deposits, resulting from lower rates and a shift in composition toward non-time deposits and (2) higher interest income on loans. Comparisons of interest income on loans were significantly impacted by recognition of net PPP origination fees, which was higher in the second quarter and first six months of 2021 than in the same periods in 2020, and interest income on PCI loans, which was higher for the second quarter of 2021 and lower for the first six months of 2021 compared to the same periods in 2020. In addition to the effects of these items, higher average advances to fund loans at subsidiaries and loan growth contributed to the increases in interest income on loans, partially offset by lower average yields on other loans as a result of changes in interest rates. Higher average advances to subsidiaries resulted primarily from the repayment of a third-party bank line of credit at the consumer finance segment in the second quarter of 2020 that was previously used to fund loans. Net PPP origination fees recognized in the second quarter and first six months of 2021 were $1.2 million and $2.1 million, respectively, compared to net PPP origination fees recognized in the second quarter and first six months of 2020 of $377,000.  Unrecognized net deferred PPP fees at June 30, 2021 were $2.6 million, which are expected to be recognized primarily in 2021 and 2022. Interest income recognized on PCI loans was $1.0 million and $729,000 for the second quarters of 2021 and 2020, respectively, and $1.5 million and $1.7 million for the first six months of 2021 and 2020, respectively.

Provision for loan losses for the community banking segment decreased $1.6 million for the second quarter of 2021 and decreased $2.6 million for the first six months of 2021, compared to the same periods in 2020, due primarily to reserves recognized in 2020 related to the COVID-19 pandemic, a portion of which were released in the second quarter of 2021 as credit deterioration since the onset of the pandemic has so far not been experienced to the extent previously anticipated, partially offset by loan growth.  Management believes that the level of the allowance for loan losses is sufficient to absorb losses inherent in the portfolio. However, if there are further challenges to the economic recovery, including a resurgence in COVID-19 cases or the emergence of variants of the COVID-19 virus that threaten to disrupt economic activity, additional provision for loan losses may be required in future periods.

There were no merger related expenses in the first six months of 2021.   Merger related expenses at the community banking segment of $439,000 ($347,000 after income taxes) were recorded in the second quarter of 2020, of which $50,000 was salaries and employee benefits expense, $263,000 was data processing expense, $22,000 was professional fees expense, $81,000 was occupancy expense and $23,000 was other expenses.  Merger related expenses at the community banking segment of $1.3 million ($1.0 million after income taxes) were recorded in the first six months of 2020, of which $501,000 was data processing expense, $236,000 was professional fees expense, $119,000 was salaries and employee benefits expense, $81,000 was occupancy expense, $61,000 was included in all other noninterest expenses, and $298,000 was a loss on disposition of assets and was recorded in other noninterest income.  Cost savings related to the integration of Peoples were realized primarily in salaries and employee benefits expense.

Branch consolidation charges of $281,000 ($222,000 after income taxes) were recorded in the second quarter and first six months of 2020 in other noninterest income. Income tax benefits of $303,000 were recorded in the second quarter and first six months of 2020 related to a change in tax law enacted in response to the COVID-19 pandemic which changed the tax rate applied to certain net operating losses related to prior tax years of Peoples.

Mortgage Banking:  The following table presents the mortgage banking operating results for the periods indicated.

TABLE 6: Mortgage Banking Segment Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Interest income	$1,021	$1,097	$2,148	$1,758
Interest expense	312	280	685	585
Net interest income	709	817	1,463	1,173
Provision for loan losses	30	—	60	—
Net interest income after provision for loan losses	679	817	1,403	1,173
Noninterest income:
Gains of sales of loans	5,957	4,605	13,062	8,281
Mortgage banking fee income	1,674	1,986	3,547	3,291
Mortgage lender services fee income	615	400	1,393	642
Other income	19	1	92	65
Total noninterest income	8,265	6,992	18,094	12,279
Noninterest expense:
Salaries and employee benefits	4,072	2,272	8,539	4,117
Occupancy expense	357	386	776	770
Data processing	455	431	1,071	727
Other expenses	1,324	1,422	2,809	2,465
Total noninterest expenses	6,208	4,511	13,195	8,079
Income before income taxes	2,736	3,298	6,302	5,373
Income tax expense	768	977	1,789	1,509
Net income	$1,968	$2,321	$4,513	$3,864

The mortgage banking segment reported net income of $2.0 million and $4.5 million for the second quarter and first six months of 2021, respectively, compared to $2.3 million and $3.9 million, respectively, for the same periods in 2020. The decrease in mortgage banking segment net income of $353,000 for the second quarter of 2021 compared to the second quarter of 2020 was due primarily to (1) higher salaries and benefits expense and (2) lower volume of mortgage loan originations, partially offset by (1) higher gains on sales of loans resulting primarily from higher margins on loans originated for resale and (2) higher lender services volume.  The increase in mortgage banking segment net income for the first six months of 2021 compared to the first six months of 2020 was due primarily to (1) higher gains on sales of loans resulting primarily from higher margins on loans originated for resale and (2) higher fee income as a result of higher volume of mortgage loan originations and higher lender services volume, partially offset by higher expenses, primarily tied to loan production. Salaries and benefits expense was higher for the second quarter and first six months of 2021, compared to the same periods of 2020, primarily as a result of higher average rates of loan officer commissions and the addition of operations staff to meet the demands of higher mortgage loan production volume.  Additionally, higher mortgage loan origination volume contributed to higher commissions for the first six months of 2021, and lower mortgage loan originations partially offset the effect of higher commission rates for the second quarter of 2021, compared to the same periods in 2020.

The following table presents mortgage loan originations and mortgage loans sold for the periods indicated.

TABLE 7: Mortgage Loan Originations & Mortgage Loans Sold

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Mortgage loan originations:
Purchases	$273,113	$248,732	$460,368	$373,262
Refinancings	108,195	199,549	343,443	335,369
Total mortgage loan originations[1]	$381,308	$448,281	$803,811	$708,631

Mortgage loans sold	$437,554	$395,494	$895,737	$621,532
[1]	Total mortgage loan originations does not include mortgage lender services.

Mortgage loan originations for the mortgage banking segment decreased 14.9 percent for the second quarter of 2021 and increased 13.4 percent for the first six months of 2021 compared to the same periods in 2020. We believe sustained historically low interest rates on mortgage loans and higher demand in the housing market have contributed to continued higher volume in the broader mortgage industry during the first six months of 2021. Production of the mortgage banking segment has begun to moderate during the second quarter of 2021, but remains elevated relative to historical levels. Refinancings, which increased as a share of mortgage loan originations during 2020 compared to historical levels, declined as a share of mortgage loan originations during 2021, which contributed to higher average margins on sales of loans for the second quarter and first six months of 2021 compared to the same periods in 2020. Gains on sales of loans, while driven in part by mortgage loan originations, also includes the effects of changes in locked loan commitments, which reflect the volume of mortgage loan applications that are in process and have not closed.  Locked loan commitments decreased by $37.7 million in the second quarter of 2021 and grew by $2.7 million in the second quarter of 2020.  Locked loan commitments decreased by $43.9 million in the first six months of 2021 and grew by $172.8 million in the first six months of 2020.  Locked loan commitments were $154.7 million at June 30, 2021, compared to $198.6 million at December 31, 2020 and $247.9 million at June 30, 2020. Mortgage lender services fee income is derived from providing mortgage origination functions to third-party mortgage lenders. Mortgage lender services volume increased for the second quarter and first six months of 2021 compared to the same periods in 2020 as a result of business with new customers as well as higher volume with existing customers.

Consumer Finance:  The following table presents the consumer finance operating results for the periods indicated.

TABLE 8: Consumer Finance Segment Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Interest income	$9,421	$9,689	$18,670	$19,790
Interest expense	2,302	2,090	4,502	4,376
Net interest income	7,119	7,599	14,168	15,414
Provision for loan losses	(430)	2,200	(180)	3,850
Net interest income after provision for loan losses	7,549	5,399	14,348	11,564

Noninterest income	74	80	186	197
Noninterest expense:
Salaries and employee benefits	2,206	2,134	4,446	4,377
Occupancy expense	188	161	357	325
Data processing	343	294	635	608
Other expenses	946	647	1,693	1,556
Total noninterest expenses	3,683	3,236	7,131	6,866
Income before income taxes	3,940	2,243	7,403	4,895
Income tax expense	1,065	605	2,001	1,327
Net income	$2,875	$1,638	$5,402	$3,568

The consumer finance segment reported net income of $2.9 million for the second quarter of 2021, compared to net income of $1.6 million for the second quarter of 2020.  The consumer finance segment reported net income of $5.4 million for the first six months of 2021, compared to net income of $3.6 million for the first six months of 2020.  The increase in consumer finance segment net income was due primarily to lower provision for loan losses, partially offset by lower net interest income.

Interest income decreased $268,000 and $1.1 million for the second quarter and first six months of 2021, respectively, compared to the same periods of 2020 due primarily to lower average yields on loans, resulting from purchases of loan contracts at lower yields than the portfolio average yield, partially as a result of lower interest rates for non-prime auto loans and the consumer finance segment continuing to pursue loan contracts of higher credit quality, including prime marine and RV loans.  The effect of lower average yields on loans was partially offset by higher average balances of loans outstanding. Provision for loan losses decreased $2.6 million and $4.0 million for the second quarter and first six months of 2021, respectively, as compared to the same periods of 2020 due primarily to lower net charge-offs as well as reserves recognized in 2020 related to the COVID-19 pandemic, a portion of which was released in the second quarter of 2021 as credit deterioration since the onset of the pandemic has so far not been experienced to the extent previously anticipated. Charge-offs at the consumer finance segment have continued to decrease as a result of continued improvement in the credit quality of purchased loan contracts as well as the temporary effects of government stimulus programs and a strong used car market. Management believes that the level of the allowance for loan losses is sufficient to absorb losses inherent in the portfolio.  However, if there are further challenges to the economic recovery, including a resurgence in COVID-19 cases or the emergence of variants of the COVID-19 virus that threaten to disrupt economic activity, additional provision for loan losses may be required in future periods.

ASSET QUALITY

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. Table 9 summarizes the allowance activity for the periods indicated:

TABLE 9: Allowance for Loan Losses

	Three Months Ended June 30,
(Dollars in thousands)	2021	2020
Balance, beginning of period	$39,033	$33,298
Provision for loan losses:
Community Banking	(200)	1,400
Mortgage Banking	30	—
Consumer Finance	(430)	2,200
Total provision for loan losses	(600)	3,600
Loans charged off:
Consumer	(36)	(40)
Consumer finance	(791)	(1,996)
Total loans charged off[1]	(827)	(2,036)
Recoveries of loans previously charged off:
Real estate—residential mortgage	6	60
Commercial, financial and agricultural[2]	1	1
Equity lines	1	—
Consumer	30	43
Consumer finance	1,307	1,128
Total recoveries[1]	1,345	1,232
Net loans charged off	518	(804)
Balance, end of period	$38,951	$36,094
Ratio of annualized net recoveries to average total loans outstanding during period for Community Banking	(0.01)%	(0.03)%
Ratio of annualized net (recoveries) charge-offs to average total loans outstanding during period for Consumer Finance	(0.63)%	1.15%

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Balance, beginning of period	$39,156	$32,873
Provision for loan losses:
Community Banking	(200)	2,400
Mortgage Banking	60	—
Consumer Finance	(180)	3,850
Total provision for loan losses	(320)	6,250
Loans charged off:
Real estate—residential mortgage	—	(4)
Commercial, financial and agricultural[2]	—	(18)
Consumer	(81)	(133)
Consumer finance	(2,442)	(5,422)
Total loans charged off[1]	(2,523)	(5,577)
Recoveries of loans previously charged off:
Real estate—residential mortgage	13	64
Commercial, financial and agricultural[2]	1	2
Equity lines	1	—
Consumer	65	105
Consumer finance	2,558	2,377
Total recoveries[1]	2,638	2,548
Net loans charged off	115	(3,029)
Balance, end of period	$38,951	$36,094
Ratio of annualized net charge-offs (recoveries) to average total loans outstanding during period for Community Banking	0.01%	(0.01)%
Ratio of annualized net (recoveries) charge-offs to average total loans outstanding during period for Consumer Finance	(0.07)%	1.99%

1	Charge-offs and recoveries for real estate residential mortgages; commercial, financial and agricultural loans; equity lines and consumer loans were recorded at the community banking segment. Charge-offs and recoveries for consumer finance loans were recorded at the consumer finance segment. The mortgage banking segment had no charge-offs or recoveries for the three or six months ended June 30, 2021 and 2020.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Table 10 presents the allocation of the allowance for loan losses as of the dates indicated.

TABLE 10: Allocation of Allowance for Loan Losses

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,814	$2,914
Real estate—construction [1]	793	975
Commercial, financial and agricultural [2]	11,028	10,696
Equity lines	600	687
Consumer	267	371
Consumer finance	23,449	23,513
Total allowance for loan losses	$38,951	$39,156
Ratio of loans to total period-end loans:
Real estate—residential mortgage	16%	16%
Real estate—construction [1]	4	4
Commercial, financial and agricultural [2]	52	52
Equity lines	3	4
Consumer	1	1
Consumer finance	24	23
	100%	100%
1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators are presented in Table 11 below.  The characteristics of these loan ratings are as follows:

●	Pass rated loans are to persons or business entities with an acceptable financial condition, appropriate collateral margins, appropriate cash flow to service the existing loan, and an appropriate leverage ratio. The borrower has paid all obligations as agreed and it is expected that this type of payment history will continue. When necessary, acceptable personal guarantors support the loan.

●	Special mention loans have a specific identified weakness in the borrower’s operations and in the borrower’s ability to generate positive cash flow on a sustained basis. The borrower’s recent payment history may be characterized by late payments. The Corporation’s risk exposure is mitigated by collateral supporting the loan. The collateral is considered to be well-margined, well maintained, accessible and readily marketable.

●	Substandard loans are considered to have specific and well-defined weaknesses that jeopardize the viability of the Corporation’s credit extension. The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantor(s) to pay the loan may not adequately protect the Corporation. There is a distinct possibility that the Corporation will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet the Corporation’s definition of impaired unless the loan is significantly past due and the borrower’s performance and financial condition provide evidence that it is probable that the Corporation will be unable to collect all amounts due.

●	Substandard nonaccrual loans have the same characteristics as substandard loans; however, they have a nonaccrual classification because it is probable that the Corporation will not be able to collect all amounts due.

●	Doubtful rated loans have all the weaknesses inherent in a loan that is classified substandard but with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high.
●	Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

TABLE 11: Credit Quality Indicators

Loans by credit quality indicators as of June 30, 2021 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$216,599	$864	$455	$271	$218,189
Real estate – construction [2]	53,921	—	—	—	53,921
Commercial, financial and agricultural [3]	703,539	16,793	7,496	2,349	730,177
Equity lines	43,418	176	1	187	43,782
Consumer	8,155	41	—	106	8,302
	$1,025,632	$17,874	$7,952	$2,913	$1,054,371

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$332,735	$138	$332,873
1	At June 30, 2021, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2020 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$215,712	$1,715	$595	$276	$218,298
Real estate – construction [2]	62,147	—	—	—	62,147
Commercial, financial and agricultural [3]	668,167	18,631	10,989	2,428	700,215
Equity lines	48,140	132	3	191	48,466
Consumer	10,832	48	41	107	11,028
	$1,004,998	$20,526	$11,628	$3,002	$1,040,154

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$311,850	$402	$312,252
1	At December 31, 2020, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

The decrease in substandard loans at June 30, 2021 compared to December 31, 2020 was due primarily to repayments. The decrease in special mention loans at June 30, 2021 compared to December 31, 2020 was due primarily to loans classified as commercial, financial and agricultural and residential mortgages that were rated special mention at December 31, 2020 and were rated pass at June 30, 2021.

Table 12 summarizes nonperforming assets as of the dates indicated.

TABLE 12: Nonperforming Assets

Community Banking Segment

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Loans, excluding purchased loans and PPP loans	$908,974	$862,917
Purchased performing loans[1]	67,529	87,096
Purchased credit impaired loans[1]	5,370	6,359
PPP loans[2]	62,029	76,527
Total loans	$1,043,902	$1,032,899

Nonaccrual loans	$2,883	$2,971
OREO[3]	857	907
Total nonperforming assets	$3,740	$3,878

Accruing loans past due for 90 days or more	$—	$145
Troubled debt restructurings (TDRs)[4]	$2,898	$3,575
Allowance for loan losses (ALL)	$14,834	$15,035
Nonperforming assets to total loans and OREO	0.36%	0.38%
ALL to total loans, excluding purchased credit impaired loans[5]	1.43	1.46
ALL to total loans, excluding purchased loans and PPP loans	1.63	1.74
ALL to total nonaccrual loans	514.53	506.06
Annualized net charge-offs to average total loans	0.01	0.01
1	Acquired loans are tracked in two separate categories – “purchased performing” and “purchased credit impaired.” The remaining discount for the purchased performing loans was $1.3 million at June 30, 2021 and $1.8 million at December 31, 2020. The remaining discount for the purchased credit impaired loans was $5.3 million at June 30, 2021 and $6.4 million at December 31, 2020.
2	The principal amount of outstanding PPP loans was $64.7 million at June 30, 2021 and $78.7 million at December 31, 2020.
3	OREO includes $835,000 at both June 30, 2021 and December 31, 2020 related to the land and buildings of the Bellgrade branch, which was consolidated into a nearby branch in 2019.
4	Nonaccrual loans include nonaccrual TDRs of $297,000 at June 30, 2021 and $257,000 at December 31, 2020.
5	The ratio of ALL to total loans, excluding purchased credit impaired loans, includes purchased performing loans and loans originated under the PPP for which no allowance for loan losses is required.

Mortgage Banking Segment

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Nonaccrual loans	$30	$31
Total loans	$10,469	$7,255
ALL	$668	$608
Nonaccrual loans to total loans	0.29%	0.43%
ALL to total loans	6.38	8.38

Consumer Finance Segment

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Nonaccrual loans	$138	$402
Accruing loans past due for 90 days or more	$—	$—
Repossessed assets	$151	$291
Total loans	$332,873	$312,252
ALL	$23,449	$23,513
Nonaccrual consumer finance loans to total consumer finance loans	0.04%	0.13%
ALL to total consumer finance loans	7.04	7.53
Annualized net (recoveries) charge-offs to average total loans	(0.07)	1.54

Nonperforming assets of the community banking segment totaled $3.7 million at June 30, 2021 compared to $3.9 million at December 31, 2020. Nonperforming assets consisted of $2.9 million in nonaccrual loans and $857,000 in OREO at June 30, 2021 and consisted of $3.0 million in nonaccrual loans and $907,000 in OREO at December 31, 2020.  Nonaccrual loans were comprised primarily of one commercial relationship at June 30, 2021 and December 31, 2020.

The allowance for loan losses as a percentage of total loans at the community banking segment, excluding PCI loans, at June 30, 2021 decreased to 1.43 percent, compared to 1.46 percent at December 31, 2020.  The allowance for loan losses as a percentage of total loans excluding all purchased loans and loans originated under the PPP decreased to 1.63 percent at June 30, 2021, compared to 1.74 percent at December 31, 2020, as credit deterioration since the onset of the pandemic has so far not been experienced to the extent previously anticipated.  The community banking segment recorded a net reversal of provision for loan losses of $200,000 for the second quarter and first six months of 2021, as release of reserves was partially offset by provision related to loan growth, compared to provision for loan losses of $1.4 million and $2.4 million, respectively, for the same periods in 2020.  As of June 30, 2021, compared to December 31, 2020, there have not been significant changes in the overall credit quality of the loan portfolio, although management believes that the effects of PPP loans and government stimulus may be delaying signs of credit deterioration.  At June 30, 2021, the allowance for loan losses decreased to $14.8 million, compared to $15.0 million at December 31, 2020.  Management believes that the level of the allowance for loan losses is sufficient to absorb losses inherent in the portfolio.  However, if there are further challenges to the economic recovery, including a resurgence in COVID-19 cases or the emergence of variants of the COVID-19 virus that threaten to disrupt economic activity, additional provision for loan losses may be required in future periods.

Nonaccrual loans at the consumer finance segment were $138,000 at June 30, 2021, compared to $402,000 at December 31, 2020. Nonaccrual consumer finance loans remain low relative to the allowance for loan losses and the total consumer finance loan portfolio because the consumer finance segment generally initiates repossession of loan collateral once a loan becomes more than 60 days delinquent and due to improvement in loan performance.  Repossessed vehicles of the consumer finance segment are classified as other assets and consist only of vehicles the Corporation has the legal right to sell.  Prior to the reclassification from loans to repossessed vehicles, the difference between the carrying amount of each loan and the fair value of each vehicle (i.e. the deficiency) is charged against the allowance for loan losses. At June 30, 2021, repossessed vehicles available for sale totaled $151,000, compared to $291,000 at December 31, 2020.

The consumer finance segment’s allowance for loan losses decreased $64,000 to $23.4 million at June 30, 2021 from $23.5 million at December 31, 2020. The consumer finance segment recorded a net reversal of provision for loan losses of $430,000 and $180,000 for the second quarter and first six months of 2021, respectively, as release of reserves was partially offset by provision related to loan growth, compared to provision for loan losses of $2.2 million and $3.9 million, respectively, for the same periods in 2020.  Total delinquent loans as a percentage of total loans decreased to 1.77 percent at June 30, 2021 compared to 3.08 percent at December 31, 2020 and 2.05 percent at June 30, 2020.  Average amounts of payment deferrals on a monthly basis, which are not included in delinquent loans, were 1.02 percent and 5.58 percent as a percentage of average non-prime automobile loans outstanding for the second quarter of 2021 and 2020, respectively and were 1.09 percent and 4.05 percent for the first six months of 2021 and 2020, respectively.  The consumer finance segment at times offers payment deferrals to borrowers as a portfolio management technique. The consumer finance segment experienced annualized net recoveries for the first six months of 2021 of 0.07 percent of average total loans, compared to net charge-offs of 1.99 percent for the first six months of 2020.  The decline in the net charge-off ratio for the first six months of 2021 compared to the first six months of 2020 reflects a lower number of charge-offs during 2021 as a result of improvement in loan performance and lower losses per loan charged off as a result of a strong used car market, which results in lower charge-offs upon sale of repossessed autos. Improvement in loan performance has resulted from the consumer finance segment continuing to purchase higher quality loans, including marine and RV loans, as well as borrowers benefitting from the government’s stimulus measures in response to the pandemic. The Corporation can give no assurance as to the continuation of government stimulus measures, the extent to which they will be effective, or that prices for used cars will remain elevated. The allowance for loan losses as a percentage of loans decreased to 7.04 percent at June 30, 2021, compared to 7.53 percent at December 31, 2020 as credit deterioration since the onset of the COVID-19 pandemic has so far not been experienced to the extent previously anticipated and due to lower net charge-offs.  Management believes that the level of the allowance for loan losses is sufficient to absorb losses inherent in the portfolio.  However, if there are further challenges to the economic recovery, including a resurgence in COVID-19 cases or the emergence of variants of the COVID-19 virus that threaten to disrupt economic activity, additional provision for loan losses may be required in future periods.

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

TABLE 13: Impaired Loans

Impaired loans, which included TDRs of $2.9 million, and the related allowance at June 30, 2021, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$1,651	$558	$982	$62	$1,661	$35
Commercial, financial and agricultural:
Commercial real estate lending	1,393	—	1,395	92	1,395	35
Commercial business lending	2,402	—	2,349	572	2,375	—
Equity lines	119	109	—	—	116	1
Consumer	119	—	102	101	104	—
Total	$5,684	$667	$4,828	$827	$5,651	$71

Impaired loans, which included TDRs of $3.6 million, and the related allowance at December 31, 2020, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$2,326	$931	$1,279	$77	$2,353	$105
Commercial, financial and agricultural:
Commercial real estate lending	1,397	—	1,397	89	1,404	73
Commercial business lending	2,430	—	2,428	585	2,573	—
Equity lines	120	111	—	—	119	2
Consumer	147	—	132	128	154	3
Total	$6,420	$1,042	$5,236	$879	$6,603	$183

TDRs at June 30, 2021 and December 31, 2020 were as follows:

TABLE 14: Troubled Debt Restructurings

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Accruing TDRs	$2,601	$3,318
Nonaccrual TDRs[1]	297	257
Total TDRs[2]	$2,898	$3,575
1	Included in nonaccrual loans in Table 12: Nonperforming Assets.
2	Included in impaired loans in Table 13: Impaired Loans.

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

The Corporation has accommodated certain borrowers affected by the COVID-19 pandemic by granting short-term payment deferrals or periods of interest-only payments.  Generally, a short-term payment deferral does not result in a loan modification being classified as a TDR. Furthermore, certain modifications are not required to be evaluated for classification as a TDR under statutory and regulatory relief related to the COVID-19 pandemic. There were no modifications offered during the first six months of 2021 which were not evaluated for classification as a TDR. The Corporation has granted loan modifications related to COVID-19 on aggregate balances of $103.6 million since the beginning of the pandemic. At June 30, 2021, loans whose modification periods had not ended had aggregate balances of $23.6 million and all such loans are performing in accordance with their modified terms, which includes payments of interest. Management monitors the credit risk related to these loans and has adjusted risk ratings as applicable as of June 30, 2021. Management cannot predict the overall impact of the COVID-19 pandemic on its loan portfolio or the extent of payment deferrals or other modifications that may be granted.  Depending on the severity and duration of the economic disruption caused by the COVID-19 pandemic, the Corporation may experience an increase in delinquencies that may lead to further loan modifications, including loan modifications that may be classified as TDRs.

FINANCIAL CONDITION

At June 30, 2021, the Corporation had total assets of $2.2 billion, which was an increase of $82.3 million since December 31, 2020. The increase resulted primarily from increases in cash reserves, available for sale securities and loans held for investment, funded by deposit growth, partially offset by a decrease in loans held for sale.

Loan Portfolio

Table 15 presents information pertaining to the composition of loans held for investment.

TABLE 15: Summary of Loans Held for Investment

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate—residential mortgage	$218,189	16%	$218,298	16%
Real estate—construction [1]	53,921	4	62,147	4
Commercial, financial, and agricultural [2]	730,177	52	700,215	52
Equity lines	43,782	3	48,466	4
Consumer	8,302	1	11,028	1
Consumer finance	332,873	24	312,252	23
Total loans	1,387,244	100%	1,352,406	100%
Less allowance for loan losses	(38,951)		(39,156)
Total loans, net	$1,348,293		$1,313,250
1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending (which includes loans originated under the PPP).

Beginning in April 2020, the community banking segment originated loans under the PPP which are guaranteed by the SBA, and in some cases borrowers may be eligible to obtain forgiveness of the loans, in which case loans would be repaid by the SBA.  Net PPP origination fees recognized in the second quarter and first six months of 2021 were $1.2 million and $2.1 million, respectively, compared to net PPP origination fees recognized in the second quarter and first six months of 2020 of $377,000.  Since the second quarter of 2020, the community banking segment has recognized $3.7 million of net fees under the PPP, and there were unrecognized net deferred PPP fees at June 30, 2021 of $2.6 million, which are expected to be recognized primarily in 2021 and 2022. As repayment of the loans is guaranteed by the SBA, the community banking segment does not recognize a reserve for PPP loans in its allowance for loan losses.  Table 16 presents information pertaining to loans originated under the PPP.

The increase in total loans from December 31, 2020 to June 30, 2021 was due primarily to commercial loan growth at the community banking segment and growth in the consumer finance segment.

TABLE 16: Paycheck Protection Program Loans

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Outstanding principal	$64,666	$78,684
Unrecognized deferred fees, net	(2,637)	(2,157)
	$62,029	$76,527

In evaluating the allowance for loan losses, the community banking segment considered its exposure to segments of the economy that it believes have been or will be most sensitive to the impacts of the COVID-19 pandemic.  Table 17 presents balances of loans to borrowers in these sensitive industries at June 30, 2021, excluding PPP loans, and the exposure of the community banking segment to those borrowers, which includes available credit.

TABLE 17: Sensitive Industries and Exposure

	June 30, 2021
(Dollars in thousands)	Balance	Exposure
Apartments	$86,046	$96,281
Health care[1]	64,859	65,702
Commercial real estate - retail[2]	43,987	47,770
Restaurants	14,125	14,600
Fitness centers and recreation	11,402	12,102
Hospitality	11,061	31,741
	$231,480	$268,196

________________________

1	Includes primarily loans secured by medical office buildings and assisted living facilities.
2	Includes loans secured by commercial real estate used or being constructed for use in a retail business, a majority of which are leased to unrelated retail tenants.

Investment Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At June 30, 2021 and December 31, 2020, all securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 18: Securities Available for Sale

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$60,898	17%	$48,282	17%
Mortgage-backed securities	180,222	51	123,714	43
Obligations of states and political subdivisions	100,284	28	102,805	36
Corporate and other debt securities	15,482	4	11,588	4
Total available for sale securities at fair value	$356,886	100%	$286,389	100%

Securities available for sale increased by $70.5 million to $356.9 million at June 30, 2021, compared to $286.4 million at December 31, 2020, due primarily to purchases of mortgage-backed securities and U.S. government agency debt securities with short maturities, in order to utilize excess liquidity by investing in debt securities rather than holding lower-yielding cash reserves.

For more information about the Corporation's securities available for sale, including information about securities in an unrealized loss position at June 30, 2021 and December 31, 2020, see Part I, Item 1, “Financial Statements” under the heading “Note 3: Securities” in this Quarterly Report on Form 10-Q.

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first six months of 2021, deposits increased $79.4 million to $1.83 billion at June 30, 2021, compared to $1.75 billion at December 31, 2020. Non-time deposits increased $99.0 million and time deposits decreased $19.6 million during the same period. This increase in non-time deposits included the effect of PPP loans and direct government payments received by depositors.

The Corporation had $4,000 in brokered money market and time deposits outstanding at June 30, 2021, compared to $6.1 million at December 31, 2020. The source of these brokered deposits is primarily uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Borrowings

Borrowings increased to $79.4 million at June 30, 2021 from $76.2 million at December 31, 2020 due primarily to fluctuations in short-term borrowings with commercial customers.

Off-Balance Sheet Arrangements

As of June 30, 2021, there have been no material changes to the off-balance sheet arrangements disclosed in Part II, Item 7, "Management's Discussion and Analysis," under the heading "Off-Balance-Sheet Arrangements" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020.

At June 30, 2021, the mortgage banking segment had $143.9 million of interest rate lock commitments (IRLCs) and $104.4 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $248.3 million in mortgage loans.  Also at June 30, 2021, the mortgage banking segment had $10.8 million of IRLCs and $10.2 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using forward sales of $15.3 million of TBA securities and mandatory-delivery forward sales contracts for $4.6 million in mortgage loans.

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

The Corporation has interest rate swaps that qualify and are designated as cash flow hedges. The Corporation’s cash flow hedges effectively modify the Corporation’s exposure to interest rate risk by converting variable rates of interest on $25.0 million of the Corporation’s trust preferred capital notes to fixed rates of interest for periods that end between June 2024 and June 2029. The cash flow hedges’ total notional amount is $25.0 million. At June 30, 2021, the cash flow hedges had a fair value of $1.1 million, which is recorded in other liabilities.  The net gain/loss on the cash flow hedges is recognized as a component of other comprehensive income and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings.

The Corporation also enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs.  The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms.  The net effect of these interest rate swaps and the related loans is that the customer pays a fixed rate of interest and the Corporation receives a floating rate.  At June 30, 2021, the total notional amount of the interest rate swaps related to these loans was $168.3 million and the interest rate swaps had a net fair value of zero, with $5.5 million recognized in other assets and $5.5 million recognized in other liabilities.  These swaps are not designated as hedging instruments; therefore, changes in fair value are recorded in other noninterest expense.

The Corporation’s contracts with dealer counterparties for interest rate swaps and forward sales of TBA securities require the Corporation to post collateral for derivative instruments in a loss position, subject to certain thresholds and offsets.  At June 30, 2021 and at December 31, 2020, $6.4 million and $9.9 million, respectively, of cash collateral was maintained with dealer counterparties and was included in “Other assets” in the Consolidated Balance Sheets.

Contractual Obligations

As of June 30, 2021, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading “Table 22: Contractual Obligations” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available for sale, totaled $373.0 million at June 30, 2021, compared to $227.9 million at December 31, 2020. The Corporation’s funding sources, including capacity, amount outstanding and amount available at June 30, 2021 are presented in Table 19.

TABLE 19: Funding Sources

	June 30, 2021
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$95,000	$—	$95,000
Repurchase lines of credit	35,000	—	35,000
Borrowings from FHLB	187,380	—	187,380
Borrowings from Federal Reserve Bank	115,851	—	115,851
Revolving bank line of credit	50,000	—	50,000
Total	$483,231	$—	$483,231

We have no reason to believe these arrangements will not be renewed at maturity.  During the six months ended June 30, 2021, the Corporation pledged additional loans as collateral in order to increase available liquidity at the Federal Home Loan Bank of Atlanta (FHLB) that had been unpledged as of December 31, 2020.  Additional loans and securities are available that can be pledged as collateral for future borrowings from the Federal Reserve Bank or the FHLB above the current lendable collateral value. Our ability to maintain sufficient liquidity may be affected by numerous factors, including economic conditions nationally and in our markets. Depending on our liquidity levels, our capital position, conditions in the capital markets, our business operations and initiatives, and other factors, we may from time to time consider the issuance of debt, equity or other securities or other possible capital market transactions, the proceeds of which could provide additional liquidity for our operations.

As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its operational requirements and contractual obligations.

Capital Resources

The disclosure below presents the Bank’s actual regulatory capital amounts and ratios under currently applicable regulatory capital standards.  Under the small bank holding company policy statement of the Federal Reserve Board, which applies to certain bank holding companies with consolidated total assets of less than $3 billion, the Corporation is not subject to regulatory capital requirements. The table below reflects the Corporation’s consolidated capital as determined under regulations that apply to bank holding companies that are not small bank holding companies and minimum capital requirements that would apply to the Corporation if it were not a small bank holding company.  Although the minimum regulatory capital requirements are not applicable to the Corporation, the Corporation calculates these ratios for its own planning and monitoring purposes.

TABLE 20: Regulatory Capital

	June 30, 2021
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$248,558	15.8%	$125,810	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	204,662	13.0	94,357	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	179,662	11.4	70,768	4.5		N/A	N/A
Tier 1 leverage ratio	204,662	9.6	85,257	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$226,139	14.6%	$123,998	8.0%		$154,997	10.0%
Tier 1 risk-based capital ratio	206,523	13.3	92,998	6.0		123,998	8.0
Common Equity Tier 1 capital ratio	206,523	13.3	69,749	4.5		100,748	6.5
Tier 1 leverage ratio	206,523	9.8	84,420	4.0		105,525	5.0

	December 31, 2020
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$240,060	15.2%	$125,947	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	196,140	12.5	94,460	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	171,140	10.9	70,845	4.5		N/A	N/A
Tier 1 leverage ratio	196,140	9.6	81,414	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$214,151	13.8%	$124,291	8.0%		$155,364	10.0%
Tier 1 risk-based capital ratio	194,487	12.5	93,219	6.0		124,291	8.0
Common Equity Tier 1 capital ratio	194,487	12.5	69,914	4.5		100,987	6.5
Tier 1 leverage ratio	194,487	9.6	80,640	4.0		100,800	5.0

The regulatory risk-based capital amounts presented above include:  (1) common equity tier 1 capital (CET1) which consists principally of common stock (including surplus) and retained earnings with adjustments for goodwill, intangible assets and deferred tax assets; (2) Tier 1 capital which consists principally of CET1 plus the Corporation’s “grandfathered” trust preferred securities; and (3) Tier 2 capital which consists principally of Tier 1 capital plus a limited amount of the allowance for loan losses and the Corporation’s subordinated notes, as discussed further below.  The Total Capital ratio, Tier 1 Capital ratio and CET1 ratio are calculated as a percentage of risk-weighted assets. The Tier 1 Leverage ratio is calculated as a percentage of average tangible assets. In addition, the Corporation has made the one-time irrevocable election to continue treating accumulated other comprehensive income (AOCI) under regulatory standards that were in place prior to the Basel III Final Rule in order to eliminate volatility of regulatory capital that can result from fluctuations in AOCI and the inclusion of AOCI in regulatory capital, as would otherwise be required under the Basel III Capital Rule.  For additional information about the Basel III Final Rules, see “Item 1. Business” under the heading “Regulation and Supervision” and “Item 8. Financial Statements and Supplementary Data,” under the heading “Note 18: Regulatory Requirements and Restrictions” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020.

The Basel III rules established a “capital conservation buffer” of 2.5 percent above the regulatory minimum risk-based capital ratios and are not included in the table above.  Including the capital conservation buffer, the minimum ratios are a common equity Tier I risk-based capital ratio of 7.0 percent, a Tier I risk-based capital ratio of 8.5 percent, and a total risk-based capital ratio of 10.5 percent.  The Corporation and the Bank exceeded these ratios at June 30, 2021 and December 31, 2020.

Total capital of the Corporation includes subordinated notes of $24.0 million, of which $20.0 million was issued in the third quarter of 2020 to support general corporate purposes and future growth opportunities.

In November 2020, the Board of Directors of the Corporation authorized a program, effective November 17, 2020, to repurchase up to 365,000 shares of the Corporation’s common stock (the Repurchase Program) through November 30, 2021.  Repurchases under the program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. During the second quarter and first six months of 2021, the Corporation repurchased $4.5 million of its common stock. As of June 30, 2021, the Corporation has made aggregate common stock repurchases of 97,714 shares for an aggregate amount repurchased cost of $4.7 million under the Repurchase Program.

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

USE OF CERTAIN NON-GAAP FINANCIAL MEASURES

The accounting and reporting policies of the Corporation conform to GAAP in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of the Corporation’s performance. These include adjusted net income for the Corporation and for the community banking segment, adjusted earnings per share, adjusted ROE, adjusted ROA, tangible book value per share, and the following fully-taxable equivalent (FTE) measures: interest income on loans-FTE, interest income on securities-FTE, total interest income-FTE and net interest income-FTE.

Management believes that the use of these non-GAAP measures provides meaningful information about operating performance by enhancing comparability with other financial periods, other financial institutions, and between different sources of interest income. The non-GAAP measures used by management enhance comparability by excluding the effects of (1) items that do not reflect ongoing operating performance, including non-recurring gains or charges, (2) balances of intangible assets, including goodwill, that vary significantly between institutions, and (3) tax benefits that are not consistent across different opportunities for investment. These non-GAAP financial measures should not be considered an alternative to GAAP-basis financial statements, and other bank holding companies may define or calculate these or similar measures differently. A reconciliation of the non-GAAP financial measures used by the Corporation to evaluate and measure the Corporation’s performance to the most directly comparable GAAP financial measures is presented below.

TABLE 21: Reconciliation of Certain Non-GAAP Financial Measures

	For The		For The
(Dollars in thousands except for per share data)	Quarter Ended		Six Months Ended
Reconciliation of Certain Non-GAAP Financial Measures	6/30/2021	6/30/2020	6/30/2021	6/30/2020

Adjusted Net Income and Earnings Per Share
Net income, as reported	$8,090	$3,743	$15,255	$7,382
Merger related expenses[1]	-	347	-	1,132
Branch consolidation[2]	-	222	-	222
Change in tax law	-	(303)	-	(303)
Adjusted net income	$8,090	$4,009	$15,255	$8,433

Weighted average shares - basic and diluted	3,653,568	3,647,707	3,664,752	3,646,161

Earnings per share - basic and diluted, as reported	$2.19	$1.03	$4.11	$2.01
Merger related expenses	-	0.10	-	0.31
Branch consolidation	-	0.06	-	0.06
Change in tax law	-	(0.08)	-	(0.08)
Adjusted earnings per share - basic and diluted	$2.19	$1.11	$4.11	$2.30

Adjusted Return on Average Equity (ROE)
Average total equity, as reported	$196,292	$178,110	$192,718	$177,017

Annualized ROE, as reported	16.49%	8.41%	15.83%	8.34%
Adjusted annualized ROE	16.49%	9.00%	15.83%	9.53%

Adjusted Return on Average Assets (ROA)
Average total assets, as reported	$2,158,826	$1,955,461	$2,130,188	$1,901,498

Annualized ROA, as reported	1.50%	0.77%	1.43%	0.78%
Adjusted annualized ROA	1.50%	0.82%	1.43%	0.89%

Adjusted Net Income, Community Banking Segment
Net income, community banking segment, as reported	$3,925	$294	$6,718	$951
Merger related expenses[1]	-	347	-	1,032
Branch consolidation[2]	-	222	-	222
Change in tax law	-	(303)	-	(303)
Adjusted net income, community banking segment	$3,925	$560	$6,718	$1,902

Fully Taxable Equivalent Net Interest Income[3]
Interest income on loans	$22,466	$22,204	$44,279	$45,101
FTE adjustment	25	31	45	61
FTE interest income on loans	$22,491	$22,235	$44,324	$45,162

Interest income on securities	$1,352	$1,328	$2,569	$2,611
FTE adjustment	116	138	240	270
FTE interest income on securities	$1,468	$1,466	$2,809	$2,881

Total interest income	$23,866	$23,584	$46,942	$48,362
FTE adjustment	141	169	285	331
FTE interest income	$24,007	$23,753	$47,227	$48,693

Net interest income	$21,728	$20,254	$42,404	$40,857
FTE adjustment	141	169	285	331
FTE net interest income	$21,869	$20,423	$42,689	$41,188

_____________________

1	Merger related expenses are net of related income taxes of $92,000 and $264,000 for the three and six months ended June 30, 2020, respectively. Branch consolidation charges are net of related income taxes of $59,000 for both the three and six months ended June 30, 2020.
2	Assuming a tax rate of 21%.

(Dollars in thousands except for per share data)	6/30/2021	12/31/2020
Tangible Book Value Per Share
Equity attributable to C&F Financial Corporation	$201,201	$193,805
Less goodwill	25,191	25,191
Less other intangible assets	2,134	2,291
Tangible equity attributable to C&F Financial Corporation	$173,876	$166,323

Shares outstanding	3,591,902	3,670,301

Book value per share	$56.02	$52.80
Tangible book value per share	$48.41	$45.32

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Corporation’s expectations, plans, objectives or beliefs regarding future financial performance and other statements that are not historical facts.  These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to statements regarding expected future operations and financial performance; potential effects of the COVID-19 pandemic or the emergence of variants of COVID-19, including on asset quality, the allowance for loan losses, provision for loan losses, interest rates and results of operations, future dividend payments, charge-offs, net interest margin compression and items affecting net interest margin, including future repricing of time deposits at maturity and the impact of repaying certain long-term borrowings, strategic business initiatives and the anticipated effects thereof, including new or consolidated facilities, lending under the PPP loan program, future recognition of PPP origination fees, margin compression, mortgage loan originations, technology initiatives, our diversified business strategy, asset quality, credit quality, including the effect of PPP loans and government stimulus related to COVID-19 on credit quality, adequacy of allowances for loan losses and the level of future charge-offs, liquidity and capital levels, the effect of future market and industry trends and the effects of future interest rate levels and fluctuations. These forward-looking statements are subject to significant risks and uncertainties due to factors that could have a material adverse effect on the operations and future prospects of the Corporation, including, but not limited to, changes in:

●interest rates, such as volatility in short-term interest rates or yields on U.S. Treasury bonds and increases or volatility in mortgage interest rates
●general business conditions, as well as conditions within the financial markets
●general economic conditions, including unemployment levels and slowdowns in economic growth, and particularly related to further and sustained economic impacts of the COVID-19 pandemic or variants thereof
●the effectiveness of the Corporation’s efforts to respond to COVID-19 or variants thereof, the severity and duration of the COVID-19 pandemic, the pace and availability of COVID-19 vaccinations, the pace of economic recovery when the COVID-19 pandemic subsides and the heightened impact it has on many of the risks described herein
●potential claims, damages and fines related to litigation or government actions, including litigation or actions arising from the Corporation’s participation in and administration of programs related to COVID-19, including, among other things, the PPP under the CARES Act
●the legislative and regulatory climate, regulatory initiatives with respect to financial institutions, products and services, the Consumer Financial Protection Bureau (the CFPB) and the regulatory and enforcement activities of the CFPB
●monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Federal Reserve Board, and the effect of these policies on interest rates and business in our markets
●the value of securities held in the Corporation’s investment portfolios
●the quality or composition of the loan portfolios and the value of the collateral securing those loans
●the inventory level and pricing of used automobiles, including sales prices of repossessed vehicles
●the level of net charge-offs on loans and the adequacy of our allowance for loan losses
●the level of indemnification losses related to mortgage loans sold
●deposit flows

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

ITEM 4.CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2021 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

There were no changes in the Corporation’s internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors authorized a program, effective November 17, 2020, to repurchase up to 365,000 shares of the Corporation’s common stock through November 30, 2021 (the Repurchase Program). Repurchases under the Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act and shares repurchased will be returned to the status of authorized and unissued shares of common stock. There were 90,255 shares repurchased under the Repurchase Program during the second quarter of 2021. As of June 30, 2021, the Corporation has made aggregate common stock repurchases of 97,714 shares for an aggregate cost of $4.7 million under the Repurchase Program.

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended June 30, 2021.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
	Shares Purchased[1]	per Share	Programs	Programs
April 1, 2021 - April 30, 2021	525	$43.60	—	357,541
May 1, 2021 - May 31, 2021	52,641	47.85	51,699	305,842
June 1, 2021 - June 30, 2021	38,767	51.40	38,556	267,286
Total	91,933	$49.34	90,255

1	During the three months ended June 30, 2021, 1,678 shares were withheld upon the vesting of restricted shares granted to employees of the Corporation and its subsidiaries in order to satisfy tax withholding obligations.

ITEM 6.EXHIBITS

2.1

Agreement and Plan of Reorganization dated as of August 13, 2019 by and among C&F Financial Corporation and Peoples Bankshares, Incorporated (incorporated by reference to Appendix A to Pre-Effective Amendment No. 1 to Form S-4 filed October 15, 2019)

3.1	Amended and Restated Articles of Incorporation of C&F Financial Corporation, effective March 7, 1994 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed November 8, 2017)

3.1.1	Amendment to Articles of Incorporation of C&F Financial Corporation, effective January 8, 2009 (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted December 15, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 17, 2020)

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

101

The following financial statements from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL, filed herewith: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included within Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	August 3, 2021	By:	/s/ Thomas F. Cherry
Thomas F. Cherry
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 3, 2021		/s/ Jason E. Long
Jason E. Long
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)