Form 10-Q
period 2021-09-30
C & F FINANCIAL CORP
filed 2021-11-02
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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

At October 29, 2021, the latest practicable date for determination, 3,538,713 shares of common stock, $1.00 par value, of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2021	2020
Assets
Cash and due from banks	$15,001	$17,742
Interest-bearing deposits in other banks	186,494	68,927
Total cash and cash equivalents	201,495	86,669
Securities—available for sale at fair value, amortized cost of $360,981 and $280,824, respectively	363,413	286,389
Loans held for sale, at fair value	116,789	214,266
Loans, net of allowance for loan losses of $39,447 and $39,156, respectively	1,351,564	1,313,250
Restricted stock, at cost	1,027	1,636
Corporate premises and equipment, net	45,397	44,132
Other real estate owned, net of valuation allowance of $32 and $207, respectively	857	907
Accrued interest receivable	7,125	8,103
Goodwill	25,191	25,191
Other intangible assets, net	2,055	2,291
Bank-owned life insurance	20,382	20,205
Net deferred tax asset	13,977	13,555
Other assets	60,136	69,716
Total assets	$2,209,408	$2,086,310

Liabilities
Deposits
Noninterest-bearing demand deposits	$576,065	$501,945
Savings and interest-bearing demand deposits	835,915	780,645
Time deposits	441,105	469,583
Total deposits	1,853,085	1,752,173
Short-term borrowings	37,006	20,455
Long-term borrowings	30,441	30,398
Trust preferred capital notes	25,343	25,316
Accrued interest payable	581	1,109
Other liabilities	57,770	62,388
Total liabilities	2,004,226	1,891,839

Commitments and contingent liabilities (Note 11)

Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,537,894 and 3,670,301 shares issued and outstanding, respectively, includes 149,762 and 155,945 of unvested shares, respectively)	3,388	3,514
Additional paid-in capital	15,390	21,427
Retained earnings	189,301	170,819
Accumulated other comprehensive loss, net	(3,647)	(1,955)
Equity attributable to C&F Financial Corporation	204,432	193,805
Noncontrolling interest	750	666
Total equity	205,182	194,471
Total liabilities and equity	$2,209,408	$2,086,310

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income
Interest and fees on loans	$22,120	$22,506	$66,399	$67,607
Interest on interest-bearing deposits and federal funds sold	77	32	171	682
Interest and dividends on securities
U.S. government agencies and corporations	198	109	498	355
Mortgage-backed securities	536	533	1,451	1,596
Tax-exempt obligations of states and political subdivisions	395	498	1,300	1,507
Taxable obligations of states and political subdivisions	104	102	288	302
Other	174	42	439	135
Total interest income	23,604	23,822	70,546	72,184
Interest expense
Savings and interest-bearing deposits	346	346	1,049	1,287
Time deposits	888	1,938	3,249	6,368
Borrowings	462	404	1,365	1,962
Trust preferred capital notes	290	289	861	865
Total interest expense	1,986	2,977	6,524	10,482
Net interest income	21,618	20,845	64,022	61,702
Provision for loan losses	430	3,300	110	9,550
Net interest income after provision for loan losses	21,188	17,545	63,912	52,152
Noninterest income
Gains on sales of loans	5,660	9,706	18,665	17,987
Mortgage banking fee income	1,630	2,206	5,134	5,497
Interchange income	1,461	1,268	4,250	3,498
Service charges on deposit accounts	992	785	2,639	2,426
Wealth management services income, net	708	640	2,095	1,973
Mortgage lender services income	598	706	1,991	1,348
Other service charges and fees	386	390	1,188	1,159
Net gains on sales, maturities and calls of available for sale securities	3	4	41	11
Other income, net	604	1,233	3,495	1,615
Total noninterest income	12,042	16,938	39,498	35,514
Noninterest expenses
Salaries and employee benefits	13,915	15,767	45,242	40,938
Occupancy	2,231	2,131	6,781	6,331
Other	7,030	7,433	21,355	21,939
Total noninterest expenses	23,176	25,331	73,378	69,208
Income before income taxes	10,054	9,152	30,032	18,458
Income tax expense	2,227	2,234	6,950	4,158
Net income	7,827	6,918	23,082	14,300
Less net income attributable to noncontrolling interest	153	125	339	183
Net income attributable to C&F Financial Corporation	$7,674	$6,793	$22,743	$14,117
Net income per share - basic and diluted	$2.16	$1.86	$6.27	$3.87

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$7,827	$6,918	$23,082	$14,300
Other comprehensive income (loss):
Defined benefit plan:
Reclassification of recognized net actuarial losses into net income[1]	61	49	182	148
Related income tax effects	(13)	(10)	(38)	(31)
Amortization of prior service credit into net income[1]	(17)	(17)	(51)	(51)
Related income tax effects	4	4	11	11
Defined benefit plan, net of tax	35	26	104	77

Cash flow hedges:
Unrealized holding gains (losses) arising during the period	166	127	921	(2,001)
Related income tax effects	(43)	(32)	(237)	515
Amortization of hedging gains into net income[2]	(1)	(3)	(5)	(9)
Related income tax effects	—	—	1	2
Cash flow hedges, net of tax	122	92	680	(1,493)

Securities available for sale:
Unrealized holding (losses) gains arising during the period	(1,112)	(261)	(3,094)	3,727
Related income tax effects	234	54	650	(783)
Reclassification of net realized gains into net income[3]	(3)	(4)	(41)	(11)
Related income tax effects	1	1	9	2
Securities available for sale, net of tax	(880)	(210)	(2,476)	2,935
Other comprehensive (loss) income, net of tax	(723)	(92)	(1,692)	1,519
Comprehensive income	7,104	6,826	21,390	15,819
Less comprehensive income attributable to noncontrolling interest	153	125	339	183
Comprehensive income attributable to C&F Financial Corporation	$6,951	$6,701	$21,051	$15,636
1	These items are included in the computation of net periodic benefit cost and are included in “Noninterest income – Other income, net” on the Consolidated Statements of Income. See “Note 8: Employee Benefit Plans,” for additional information.
2	These items are included in “Interest expense – Trust preferred capital notes” on the Consolidated Statements of Income.
3	These items are included in “Net gains on sales, maturities and calls of available for sale securities” on the Consolidated Statements of Income.

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

(Dollars in thousands, except per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance June 30, 2021	$3,439	$17,643	$183,043	$(2,924)	$597	$201,798
Comprehensive income:
Net income	—	—	7,674	—	153	7,827
Other comprehensive loss	—	—	—	(723)	—	(723)
Share-based compensation	—	386	—	—	—	386
Restricted stock vested	1	(1)	—	—	—	—
Common stock issued	—	48	—	—	—	48
Common stock purchased	(52)	(2,686)	—	—	—	(2,738)
Cash dividends declared ($0.40 per share)	—	—	(1,416)	—	—	(1,416)
Balance September 30, 2021	$3,388	$15,390	$189,301	$(3,647)	$750	$205,182

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance June 30, 2020	$3,510	$21,055	$158,799	$(638)	$539	$183,265
Comprehensive income:
Net income	—	—	6,793	—	125	6,918
Other comprehensive loss	—	—	—	(92)	—	(92)
Share-based compensation	—	311	—	—	—	311
Restricted stock vested	1	(1)	—	—	—	—
Common stock issued	—	38	—	—	—	38
Common stock purchased	—	(1)	—	—	—	(1)
Cash dividends declared ($0.38 per share)	—	—	(1,387)	—	—	(1,387)
Balance September 30, 2020	$3,511	$21,402	$164,205	$(730)	$664	$189,052

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

(Dollars in thousands, except per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2020	$3,514	$21,427	$170,819	$(1,955)	$666	$194,471
Comprehensive income:
Net income	—	—	22,743	—	339	23,082
Other comprehensive loss	—	—	—	(1,692)	—	(1,692)
Share-based compensation	—	1,206	—	—	—	1,206
Restricted stock vested	21	(21)	—	—	—	—
Common stock issued	3	131	—	—	—	134
Common stock purchased	(150)	(7,353)	—	—	—	(7,503)
Cash dividends declared ($1.18 per share)	—	—	(4,261)	—	—	(4,261)
Distributions to noncontrolling interest	—	—	—	—	(255)	(255)
Balance September 30, 2021	$3,388	$15,390	$189,301	$(3,647)	$750	$205,182

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2019	$3,296	$9,503	$154,248	$(2,249)	$481	$165,279
Comprehensive income:
Net income	—	—	14,117	—	183	14,300
Other comprehensive income	—	—	—	1,519	—	1,519
Share-based compensation	—	1,012	—	—	—	1,012
Restricted stock vested	17	(17)	—	—	—	—
Acquisition of Peoples Bankshares, Incorporated	210	11,402	—	—	—	11,612
Common stock issued	2	107	—	—	—	109
Common stock purchased	(14)	(605)	—	—	—	(619)
Cash dividends declared ($1.14 per share)	—	—	(4,160)	—	—	(4,160)
Balance September 30, 2020	$3,511	$21,402	$164,205	$(730)	$664	$189,052

See notes to consolidated interim financial statements

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net income	$23,082	$14,300
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	110	9,550
Accretion of certain acquisition-related discounts, net	(2,401)	(2,631)
Share-based compensation	1,206	1,012
Depreciation and amortization	3,578	3,028
Accretion of discounts and amortization of premiums on securities, net	2,629	1,564
Income from bank-owned life insurance	(312)	(320)
Pension expense	652	593
Proceeds from sales of loans held for sale	1,276,899	1,070,338
Origination of loans held for sale	(1,163,845)	(1,226,538)
Gains on sales of loans held for sale	(18,665)	(17,987)
Other (gains) losses, net	(519)	862
Change in other assets and liabilities:
Accrued interest receivable	978	(623)
Other assets	447	5,934
Accrued interest payable	(528)	(460)
Other liabilities	(3,544)	4,056
Net cash provided by (used in) operating activities	119,767	(137,322)
Investing activities:
Acquisition of Peoples Bankshares, Incorporated	—	19,101
Disposition of assets related to business combination	—	8,004
Proceeds from sales, maturities and calls of securities available for sale and payments on mortgage-backed securities	85,293	101,068
Purchases of securities available for sale	(168,040)	(164,094)
Maturities (purchases) of time deposits, net	4,692	(6,466)
Repayments on loans held for investment by non-bank affiliates	120,088	96,460
Purchases of loans held for investment by non-bank affiliates	(156,677)	(98,760)
Net decrease (increase) in community banking loans held for investment	3,330	(118,640)
Purchases of corporate premises and equipment	(4,377)	(7,655)
Proceeds from sales of other real estate owned	457	—
Changes in collateral posted with other financial institutions, net	3,960	(9,340)
Other investing activities, net	834	310
Net cash used in investing activities	(110,440)	(180,012)
Financing activities:
Net increase in demand and savings deposits	129,390	220,379
Net decrease in time deposits	(28,269)	(19,723)
Net increase in short-term borrowings	16,551	44,121
Proceeds from long-term borrowings	—	20,000
Repayments of long-term borrowings	—	(82,553)
Repurchases of common stock	(7,503)	(355)
Cash dividends paid	(4,261)	(4,160)
Other financing activities, net	(409)	(35)
Net cash provided by financing activities	105,499	177,674
Net increase (decrease) in cash and cash equivalents	114,826	(139,660)
Cash and cash equivalents at beginning of period	86,669	165,433
Cash and cash equivalents at end of period	$201,495	$25,773
Supplemental cash flow disclosures:
Interest paid	$7,295	$11,195
Income taxes paid	8,429	3,847
Supplemental disclosure of noncash investing and financing activities:
Liabilities assumed to acquire right of use assets under operating leases	1,931	842
Liabilities assumed to acquire right of use assets under finance leases	—	6,359
Transfers from loans held for sale to loans held for investment	2,911	1,810

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

The COVID-19 pandemic has caused a significant disruption in economic activity worldwide, including in market areas served by the Corporation. Estimates for the allowance for loan losses at September 30, 2021 include probable losses related to the pandemic.  While there have been signals of economic recovery and a resumption of many types of business activity, there remains significant uncertainty involved in the measurement of these losses.  If economic conditions deteriorate further, then additional provision for loan losses may be required in future periods.  It is unknown how long these conditions will last and what the ultimate financial impact will be to the Corporation.

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

Income Taxes: The Corporation’s effective tax rate was 23.1 percent and 22.5 percent for the first nine months of 2021 and 2020, respectively. The Corporation recognized income tax benefits of $23,000 and $326,000 in the three and nine months ended September 30, 2020 arising from a change in tax law enacted in response to the COVID-19 pandemic which changed the tax rate applied to certain net operating losses related to prior tax years of Peoples. The effects of changes in tax law are recognized in income tax expense in the period in which the changes are enacted.

Share-Based Compensation: Share-based compensation expense, net of forfeitures, for the three and nine months ended September 30, 2021 was $386,000 ($271,000 after tax) and $1.21 million ($863,000 after tax), respectively, for restricted stock granted during 2016 through 2021. Share-based compensation expense, net of forfeitures, for the three and nine months ended September 30, 2020 was $311,000 ($219,000 after tax) and $1.01 million ($654,000 after tax), respectively, for restricted stock granted during 2015 through 2020. As of September 30, 2021, there was $3.18 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

A summary of activity for restricted stock awards during the first nine months of 2021 and 2020 is presented below:

	2021
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2020	155,945	$48.52
Granted	20,462	44.13
Vested	(21,195)	44.18
Forfeited	(5,450)	45.89
Unvested, September 30, 2021	149,762	48.63

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

NOTE 3: Securities

The Corporation’s debt securities, all of which are classified as available for sale, are summarized as follows:

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$63,271	$73	$(772)	$62,572
Mortgage-backed securities	184,548	2,105	(533)	186,120
Obligations of states and political subdivisions	94,872	1,748	(315)	96,305
Corporate and other debt securities	18,290	190	(64)	18,416
	$360,981	$4,116	$(1,684)	$363,413

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$48,171	$121	$(10)	$48,282
Mortgage-backed securities	120,664	3,165	(115)	123,714
Obligations of states and political subdivisions	100,405	2,436	(36)	102,805
Corporate and other debt securities	11,584	47	(43)	11,588
	$280,824	$5,769	$(204)	$286,389

The amortized cost and estimated fair value of securities at September 30, 2021, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	September 30, 2021
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$62,145	$62,010
Due after one year through five years	200,714	203,445
Due after five years through ten years	89,131	89,136
Due after ten years	8,991	8,822
	$360,981	$363,413

The following table presents the gross realized gains and losses on and the proceeds from the sales, maturities and calls of securities. There were no sales of securities during the three months ended September 30, 2021 or 2020. During the nine months ended September 30, 2021 and 2020, $2.30 million and $5.99 million of proceeds, respectively, were related to sales of securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Realized gains from sales, maturities and calls of securities:
Gross realized gains	$3	$4	$41	$11
Gross realized losses	—	—	—	—
Net realized gains	$3	$4	$41	$11
Proceeds from sales, maturities, calls and paydowns of securities	$29,798	$30,288	$85,293	$101,068

The Corporation pledges securities primarily to secure public deposits and repurchase agreements. Securities with an aggregate amortized cost of $157.62 million and an aggregate fair value of $159.86 million were pledged at September 30, 2021. Securities with an aggregate amortized cost of $146.66 million and an aggregate fair value of $150.13 million were pledged at December 31, 2020.

Securities in an unrealized loss position at September 30, 2021, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies and corporations	$46,809	$724	$1,451	$48	$48,260	$772
Mortgage-backed securities	94,098	511	4,341	22	98,439	533
Obligations of states and political subdivisions	20,132	279	1,273	36	21,405	315
Corporate and other debt securities	9,077	64	—	—	9,077	64
Total temporarily impaired securities	$170,116	$1,578	$7,065	$106	$177,181	$1,684

There were 133 debt securities totaling $177.18 million of aggregate fair value considered temporarily impaired at September 30, 2021. The primary cause of the temporary impairments in the Corporation’s investments in debt securities was fluctuations in interest rates. The Corporation concluded that no other-than-temporary impairment existed in its securities portfolio at September 30, 2021, and no other-than-temporary impairment loss has been recognized in net income, based primarily on the fact that changes in fair value were caused primarily by fluctuations in interest rates, there were no securities with unrealized losses that were significant relative to their carrying amounts, securities with unrealized losses had generally high credit quality, the Corporation intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Corporation will not be required to sell these investments before a recovery of its investment, and issuers have continued to make timely payments of principal and interest. Additionally, the Corporation’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

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

The Corporation’s investment in restricted stock totaled $1.03 million at September 30, 2021 and consisted of FHLB stock.  Restricted stock is generally viewed as a long-term investment, which is carried at cost because there is no market for the stock other than the FHLBs. Therefore, when evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing any temporary decline in value. The Corporation did not consider its investment in restricted stock to be other-than-temporarily impaired at September 30, 2021 and no impairment has been recognized.

NOTE 4: Loans

Major classifications of loans are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Real estate – residential mortgage	$215,166	$218,298
Real estate – construction [1]	53,845	62,147
Commercial, financial and agricultural [2]	721,824	700,215
Equity lines	42,881	48,466
Consumer	8,165	11,028
Consumer finance	349,130	312,252
	1,391,011	1,352,406
Less allowance for loan losses	(39,447)	(39,156)
Loans, net	$1,351,564	$1,313,250
1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending (which includes loans originated under the Paycheck Protection Program).

Consumer loans included $232,000 and $284,000 of demand deposit overdrafts at September 30, 2021 and December 31, 2020, respectively.

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting.  The outstanding principal balance and the carrying amount at September 30, 2021 and December 31, 2020 of loans acquired in business combinations were as follows:

	September 30, 2021			December 31, 2020
	Acquired Loans -	Acquired Loans -		Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total	Credit Impaired	Performing	Total
Outstanding principal balance	$10,517	$62,063	$72,580	$12,760	$89,043	$101,803
Carrying amount
Real estate – residential mortgage	$854	$11,125	$11,979	$1,473	$15,117	$16,590
Real estate – construction	—	1,246	1,246	—	1,077	1,077
Commercial, financial and agricultural[1]	4,510	39,739	44,249	4,758	58,796	63,554
Equity lines	35	7,482	7,517	80	10,182	10,262
Consumer	41	1,319	1,360	48	1,924	1,972
Total acquired loans	$5,440	$60,911	$66,351	$6,359	$87,096	$93,455
1	Includes acquired loans classified by the Corporation as commercial real estate lending and commercial business lending.

The following table presents a summary of the change in the accretable yield of loans classified as purchased credit impaired (PCI):

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Accretable yield, balance at beginning of period	$4,048	$4,721
Acquisition of Peoples	—	3,372
Accretion	(1,901)	(2,172)
Reclassification of nonaccretable difference due to improvement in expected cash flows	713	440
Other changes, net	477	(1,492)
Accretable yield, balance at end of period	$3,337	$4,869

Loans on nonaccrual status were as follows:

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Real estate – residential mortgage	$317	$276
Commercial, financial and agricultural:
Commercial business lending	2,235	2,428
Equity lines	185	191
Consumer	4	107
Consumer finance	198	402
Total loans on nonaccrual status	$2,939	$3,404

The past due status of loans as of September 30, 2021 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$768	$251	$301	$1,320	$854	$212,992	$215,166	$—
Real estate – construction:
Construction lending	—	—	—	—	—	36,159	36,159	—
Consumer lot lending	—	—	—	—	—	17,686	17,686	—
Commercial, financial and agricultural:
Commercial real estate lending	43	—	—	43	4,510	495,772	500,325	—
Land acquisition and development lending	—	—	—	—	—	37,242	37,242	—
Builder line lending	—	—	—	—	—	29,748	29,748	—
Commercial business lending	—	—	—	—	—	154,509	154,509	—
Equity lines	—	50	72	122	35	42,724	42,881	72
Consumer	6	—	—	6	41	8,118	8,165	—
Consumer finance	5,694	801	198	6,693	—	342,437	349,130	—
Total	$6,511	$1,102	$571	$8,184	$5,440	$1,377,387	$1,391,011	$72
1	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $2.44 million and 90+ days past due of $499,000.

The past due status of loans as of December 31, 2020 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$1,100	$154	$176	$1,430	$1,473	$215,395	$218,298	$145
Real estate – construction:
Construction lending	—	—	—	—	—	49,659	49,659	—
Consumer lot lending	—	—	—	—	—	12,488	12,488	—
Commercial, financial and agricultural:
Commercial real estate lending	—	—	—	—	4,758	437,145	441,903	—
Land acquisition and development lending	—	—	—	—	—	37,724	37,724	—
Builder line lending	—	—	—	—	—	18,194	18,194	—
Commercial business lending	24	—	—	24	—	202,370	202,394	—
Equity lines	52	—	—	52	80	48,334	48,466	—
Consumer	2	—	—	2	48	10,978	11,028	—
Consumer finance	8,249	967	402	9,618	—	302,634	312,252	—
Total	$9,427	$1,121	$578	$11,126	$6,359	$1,334,921	$1,352,406	$145
1	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $2.86 million, 30-59 days past due of $115,000 and 90+ days past due of $433,000.

There were no loan modifications during the three months ended September 30, 2021 that were classified as a troubled debt restructuring (TDR). There were two loan modifications during the three months ended September 30, 2020 that were classified as TDRs.  These TDRs were a modification of the payment structure of residential mortgage loans with a recorded investment of $176,000 at the time of the modification.  There was one loan modification during the nine months ended September 30, 2021 that was classified as a TDR.  This TDR was a modification of the payment structure of a residential mortgage loan with a recorded investment of $4,000 at the time of the modification.  There were three loan modifications during the nine months ended September 30, 2020 that were classified as TDRs.  These TDRs were a modification of the payment structure of two residential mortgage loans with a recorded investment of $176,000 at the time of modification and an equity line with a recorded investment of $84,000 at the time of modification.

All TDRs are considered impaired loans and are individually evaluated in the determination of the allowance for loan losses. A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due. The specific reserve associated with a TDR is reevaluated when a TDR payment default occurs. There were no TDR payment defaults during the three and nine months ended September 30, 2021 and 2020.

Impaired loans, which included TDRs of $2.70 million, and the related allowance at September 30, 2021 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$1,550	$402	$1,042	$68	$1,566	$47
Commercial, financial and agricultural:
Commercial real estate lending	1,391	—	1,393	86	1,394	54
Commercial business lending	2,318	—	2,235	263	2,320	—
Equity lines	118	108	—	—	115	1
Consumer	—	—	—	—	—	—
Total	$5,377	$510	$4,670	$417	$5,395	$102

Impaired loans, which included TDRs of $3.58 million, and the related allowance at December 31, 2020 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$2,326	$931	$1,279	$77	$2,353	$105
Commercial, financial and agricultural:
Commercial real estate lending	1,397	—	1,397	89	1,404	73
Commercial business lending	2,430	—	2,428	585	2,573	—
Equity lines	120	111	—	—	119	2
Consumer	147	—	132	128	154	3
Total	$6,420	$1,042	$5,236	$879	$6,603	$183

NOTE 5: Allowance for Loan Losses

The following table presents the changes in the allowance for loan losses by major classification during the nine months ended September 30, 2021:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2020	$2,914	$975	$10,696	$687	$371	$23,513	$39,156
Provision (credited) charged to operations	(99)	(183)	422	(90)	(160)	220	110
Loans charged off	—	—	—	—	(128)	(3,443)	(3,571)
Recoveries of loans previously charged off	19	—	2	1	93	3,637	3,752
Balance at September 30, 2021	$2,834	$792	$11,120	$598	$176	$23,927	$39,447

The following table presents the changes in the allowance for loan losses by major classification during the nine months ended September 30, 2020:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2019	$2,080	$681	$7,121	$733	$465	$21,793	$32,873
Provision charged (credited) to operations	337	232	3,446	(78)	(37)	5,650	9,550
Loans charged off	(9)	—	(18)	—	(174)	(7,005)	(7,206)
Recoveries of loans previously charged off	79	—	3	—	135	3,422	3,639
Balance at September 30, 2020	$2,487	$913	$10,552	$655	$389	$23,860	$38,856

The following table presents, as of September 30, 2021, the balance of the allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$68	$—	$349	$—	$—	$—	$417
Collectively evaluated for impairment	2,766	792	10,771	598	176	23,927	39,030
Acquired loans - PCI	—	—	—	—	—	—	—
Total allowance	$2,834	$792	$11,120	$598	$176	$23,927	$39,447
Loans:
Individually evaluated for impairment	$1,444	$—	$3,628	$108	$—	$—	$5,180
Collectively evaluated for impairment	212,868	53,845	713,686	42,738	8,124	349,130	1,380,391
Acquired loans - PCI	854	—	4,510	35	41	—	5,440
Total loans	$215,166	$53,845	$721,824	$42,881	$8,165	$349,130	$1,391,011

The following table presents, as of December 31, 2020, the balance of the allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$77	$—	$674	$—	$128	$—	$879
Collectively evaluated for impairment	2,837	975	10,022	687	243	23,513	38,277
Acquired loans - PCI	—	—	—	—	—	—	—
Total allowance	$2,914	$975	$10,696	$687	$371	$23,513	$39,156
Loans:
Individually evaluated for impairment	$2,210	$—	$3,825	$111	$132	$—	$6,278
Collectively evaluated for impairment	214,615	62,147	691,632	48,275	10,848	312,252	1,339,769
Acquired loans - PCI	1,473	—	4,758	80	48	—	6,359
Total loans	$218,298	$62,147	$700,215	$48,466	$11,028	$312,252	$1,352,406

Loans by credit quality indicators as of September 30, 2021 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$213,523	$873	$453	$317	$215,166
Real estate – construction:
Construction lending	36,159	—	—	—	36,159
Consumer lot lending	17,686	—	—	—	17,686
Commercial, financial and agricultural:
Commercial real estate lending	477,246	15,484	7,595	—	500,325
Land acquisition and development lending	37,242	—	—	—	37,242
Builder line lending	29,748	—	—	—	29,748
Commercial business lending	150,974	1,300	—	2,235	154,509
Equity lines	42,475	137	84	185	42,881
Consumer	8,161	—	—	4	8,165
	$1,013,214	$17,794	$8,132	$2,741	$1,041,881
1	At September 30, 2021, the Corporation did not have any loans classified as Doubtful or Loss.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$348,932	$198	$349,130

Loans by credit quality indicators as of December 31, 2020 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$215,712	$1,715	$595	$276	$218,298
Real estate – construction:
Construction lending	49,659	—	—	—	49,659
Consumer lot lending	12,488	—	—	—	12,488
Commercial, financial and agricultural:
Commercial real estate lending	415,506	15,507	10,890	—	441,903
Land acquisition and development lending	37,724	—	—	—	37,724
Builder line lending	18,194	—	—	—	18,194
Commercial business lending	196,743	3,124	99	2,428	202,394
Equity lines	48,140	132	3	191	48,466
Consumer	10,832	48	41	107	11,028
	$1,004,998	$20,526	$11,628	$3,002	$1,040,154
1	At December 31, 2020, the Corporation did not have any loans classified as Doubtful or Loss.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$311,850	$402	$312,252

NOTE 6: Goodwill and Other Intangible Assets

The carrying amount of goodwill was $25.19 million at September 30, 2021 and December 31, 2020. The following table presents the changes in goodwill during the nine months ended September 30, 2020.  There were no changes in the recorded balance of goodwill during the three and nine months ended September 30, 2021.

	Community	Consumer
(Dollars in thousands)	Banking	Finance	Total
Balance as of January 1, 2020	$3,702	$10,723	$14,425
Acquisition of Peoples Bankshares, Incorporated	10,766	—	10,766
Balance at September 30, 2020	$14,468	$10,723	$25,191

The Corporation had $2.06 million and $2.29 million of other intangible assets as of September 30, 2021 and December 31, 2020, respectively.  Other intangible assets were recognized in connection with the core deposits acquired from Peoples in 2020 and customer relationships acquired by C&F Wealth Management in 2016. The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets:

	September 30,		December 31,
	2021		2020
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Core deposit intangibles	$1,711	$(287)	$1,711	$(171)
Other amortizable intangibles	1,405	(774)	1,405	(654)
Total	$3,116	$(1,061)	$3,116	$(825)

Amortization expense was $79,000 and $83,000 for the three months ended September 30, 2021 and 2020, respectively and $236,000 and $248,000 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 7: Equity, Other Comprehensive Income and Earnings Per Share

Equity and Noncontrolling Interest

The Corporation’s Board of Directors authorized a program, effective November 17, 2020 to repurchase up to 365,000 shares of the Corporation’s common stock through November 30, 2021 (the Repurchase Program). As of September 30, 2021, the Corporation has made aggregate common stock repurchases of 150,333 shares for an aggregate cost of $7.46 million under the Repurchase Program. There were 52,619 shares and 142,874 shares repurchased under the Repurchase Program during the three and nine months ended September 30, 2021, respectively, for an aggregate cost of $2.72 million and $7.19 million, respectively.

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

Additionally during the nine months ended September 30, 2021 and 2020, the Corporation withheld 7,596 shares and 5,084 shares of its common stock, respectively, from employees to satisfy tax withholding obligations upon vesting of restricted stock.

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

Accumulated Other Comprehensive Loss, Net

The following table presents the cumulative balances of the components of accumulated other comprehensive loss, net of deferred taxes of $1.02 million and $630,000 as of September 30, 2021 and December 31, 2020, respectively.

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Net unrealized gains on securities	$1,921	$4,397
Net unrecognized losses on cash flow hedges	(687)	(1,367)
Net unrecognized losses on defined benefit plan	(4,881)	(4,985)
Total accumulated other comprehensive loss, net	$(3,647)	$(1,955)

Earnings Per Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020
Net income attributable to C&F Financial Corporation	$7,674	$6,793
Weighted average shares outstanding—basic and diluted	3,550,001	3,648,515

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Net income attributable to C&F Financial Corporation	$22,743	$14,117
Weighted average shares outstanding—basic and diluted	3,626,083	3,646,951

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

NOTE 8: Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost for the Bank’s non-contributory cash balance pension plan.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost, included in salaries and employee benefits	$493	$401	$1,478	$1,202

Other components of net periodic benefit cost:
Interest cost	114	138	343	413
Expected return on plan assets	(433)	(374)	(1,300)	(1,119)
Amortization of prior service credit	(17)	(17)	(51)	(51)
Recognized net actuarial losses	61	49	182	148
Other components of net periodic benefit cost, included in other noninterest income	(275)	(204)	(826)	(609)

Net periodic benefit cost	$218	$197	$652	$593

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At September 30, 2021 and December 31, 2020, the Corporation’s entire investment securities portfolio was comprised of securities available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are ICE Data Services (ICE) and Thomson Reuters Pricing Service (TRPS).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. ICE provides evaluated prices for the Corporation’s obligations of states and political subdivisions category of securities.  ICE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  TRPS provides evaluated prices for the Corporation’s U.S. government agencies and corporations, mortgage-backed, and corporate categories of securities.  Fixed-rate callable securities of the U.S. government agencies and corporations category are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to relative to-be-announced mortgage-backed securities (TBA securities) or other benchmark prices. TBA securities prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables. Fixed-rate securities issued by the Small Business Association in the mortgage backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.

Investments in small business investment company funds. The Corporation holds an investment in a small business investment company fund, which is recorded at fair value and included in other assets in the Consolidated Balance Sheets.  Changes in fair value are recognized in net income.  At September 30, 2021 and December 31, 2020, the fair value of the Corporation’s investment in small business investment companies, based on net asset value, was $1.42 million and $1.48 million, respectively.  Investments in small business investment company funds measured at net asset value are not presented in the tables below related to fair value measurements. Changes in fair value of small business investment company funds resulted in the recognition of unrealized gains of $88,000 and $135,000 for the three and nine months ended September 30, 2021, respectively, and unrealized gains of $40,000 and unrealized losses of $84,000 for the three and nine months ended September 30, 2020, respectively.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis.

	September 30, 2021
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$62,572	$—	$62,572
Mortgage-backed securities	—	186,120	—	186,120
Obligations of states and political subdivisions	—	96,305	—	96,305
Corporate and other debt securities	—	18,416	—	18,416
Total securities available for sale	—	363,413	—	363,413
Loans held for sale	—	116,789	—	116,789
Derivatives
IRLC	—	2,875	—	2,875
Interest rate swaps on loans	—	4,961	—	4,961
Forward sales of TBA securities	—	45	—	45
Total assets	$—	$488,083	$—	$488,083

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$4,961	$—	$4,961
Cash flow hedges	—	960	—	960
Total liabilities	$—	$5,921	$—	$5,921

	December 31, 2020
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$48,282	$—	$48,282
Mortgage-backed securities	—	123,714	—	123,714
Obligations of states and political subdivisions	—	102,805	—	102,805
Corporate and other debt securities	—	11,588	—	11,588
Total securities available for sale	—	286,389	—	286,389
Loans held for sale	—	214,266	—	214,266
Derivatives
IRLC	—	4,582	—	4,582
Interest rate swaps on loans	—	8,185	—	8,185
Total assets	$—	$513,422	$—	$513,422

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$8,185	$—	$8,185
Cash flow hedges	—	1,882	—	1,882
Forward sales of TBA securities	—	47	—	47
Total liabilities	$—	$10,114	$—	$10,114

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

The following table presents the balances of assets measured at fair value on a nonrecurring basis. At September 30, 2021 and December 31, 2020 there were no impaired loans that were measured at fair value.

	September 30, 2021
	Fair Value Measurements Classified as			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Other real estate owned, net	$—	$—	$22	$22
Total	$—	$—	$22	$22

	December 31, 2020
	Fair Value Measurements Classified as			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Other real estate owned, net	$—	$—	$72	$72
Total	$—	$—	$72	$72

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis as of September 30, 2021 and December 31, 2020:

	Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)[1]
At September 30, 2021:
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

	Carrying	Fair Value Measurements at September 30, 2021 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$204,475	$201,495	$2,479	$—	$203,974
Securities available for sale	363,413	—	363,413	—	363,413
Loans, net	1,351,564	—	—	1,368,093	1,368,093
Loans held for sale	116,789	—	116,789	—	116,789
Derivatives
IRLC	2,875	—	2,875	—	2,875
Interest rate swaps on loans	4,961	—	4,961	—	4,961
Forward sales of TBA securities	45	—	45	—	45
Bank-owned life insurance	20,382	—	20,382	—	20,382
Accrued interest receivable	7,125	7,125	—	—	7,125
Financial liabilities:
Demand and savings deposits	1,411,980	1,411,980	—	—	1,411,980
Time deposits	441,105	—	444,446	—	444,446
Borrowings	86,394	—	91,484	—	91,484
Derivatives
Cash flow hedges	960	—	960	—	960
Interest rate swaps on loans	4,961	—	4,961	—	4,961
Accrued interest payable	581	581	—	—	581

	Carrying	Fair Value Measurements at December 31, 2020 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$94,342	$86,669	$7,710	$—	$94,379
Securities available for sale	286,389	—	286,389	—	286,389
Loans, net	1,313,250	—	—	1,308,569	1,308,569
Loans held for sale	214,266	—	214,266	—	214,266
Derivatives
IRLC	4,582	—	4,582	—	4,582
Interest rate swaps on loans	8,185	—	8,185	—	8,185
Bank-owned life insurance	20,205	—	20,205	—	20,205
Accrued interest receivable	8,103	8,103	—	—	8,103
Financial liabilities:
Demand and savings deposits	1,282,590	1,282,590	—	—	1,282,590
Time deposits	469,583	—	474,154	—	474,154
Borrowings	69,864	—	71,119	—	71,119
Derivatives
Cash flow hedges	1,882	—	1,882	—	1,882
Interest rate swaps on loans	8,185	—	8,185	—	8,185
Forward sales of TBA securities	47	—	47		47
Accrued interest payable	1,109	1,109	—	—	1,109

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

	Three Months Ended September 30, 2021
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$15,924	$863	$9,388	$—	$(2,571)	$23,604
Interest expense	1,301	240	2,424	589	(2,568)	1,986
Net interest income	14,623	623	6,964	(589)	(3)	21,618
Gain on sales of loans	—	5,691	—	—	(31)	5,660
Other noninterest income	4,202	2,266	45	(115)	(16)	6,382
Net revenue	18,825	8,580	7,009	(704)	(50)	33,660

Provision for loan losses	—	30	400	—	—	430
Noninterest expense	13,827	5,643	3,580	126	—	23,176
Income (loss) before taxes	4,998	2,907	3,029	(830)	(50)	10,054
Income tax expense (benefit)	832	799	835	(229)	(10)	2,227
Net income (loss)	$4,166	$2,108	$2,194	$(601)	$(40)	$7,827

Other data:
Capital expenditures	$234	$55	$644	$—	$—	$933
Depreciation and amortization	$1,015	$61	$112	$—	$—	$1,188

	Three Months Ended September 30, 2020
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$15,242	$1,503	$9,628	$—	$(2,551)	$23,822
Interest expense	2,547	449	2,191	342	(2,552)	2,977
Net interest income	12,695	1,054	7,437	(342)	1	20,845
Gain on sales of loans	—	9,755	—	—	(49)	9,706
Other noninterest income	3,526	2,915	93	701	(3)	7,232
Net revenue	16,221	13,724	7,530	359	(51)	37,783

Provision for loan losses	1,500	—	1,800	—	—	3,300
Noninterest expense	13,260	7,634	3,530	907	—	25,331
Income (loss) before taxes	1,461	6,090	2,200	(548)	(51)	9,152
Income tax expense (benefit)	149	1,640	599	(154)	—	2,234
Net income (loss)	$1,312	$4,450	$1,601	$(394)	$(51)	$6,918

Other data:
Capital expenditures	$3,234	$14	$954	$—	$—	$4,202
Depreciation and amortization	$958	$71	$42	$—	$—	$1,071

	Nine Months Ended September 30, 2021
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$47,035	$3,011	$28,058	$—	$(7,558)	$70,546
Interest expense	4,481	925	6,926	1,759	(7,567)	6,524
Net interest income	42,554	2,086	21,132	(1,759)	9	64,022
Gain on sales of loans	—	18,753	—	—	(88)	18,665
Other noninterest income	12,022	7,298	231	1,341	(59)	20,833
Net revenue	54,576	28,137	21,363	(418)	(138)	103,520

Provision for loan losses	(200)	90	220	—	—	110
Noninterest expense	41,631	18,838	10,711	2,198	—	73,378
Income (loss) before taxes	13,145	9,209	10,432	(2,616)	(138)	30,032
Income tax expense (benefit)	2,261	2,588	2,836	(706)	(29)	6,950
Net income (loss)	$10,884	$6,621	$7,596	$(1,910)	$(109)	$23,082

Other data:
Capital expenditures	$584	$118	$3,675	$—	$—	$4,377
Depreciation and amortization	$3,115	$193	$270	$—	$—	$3,578

	Nine Months Ended September 30, 2020
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$46,051	$3,261	$29,418	$—	$(6,546)	$72,184
Interest expense	8,409	1,034	6,567	1,019	(6,547)	10,482
Net interest income	37,642	2,227	22,851	(1,019)	1	61,702
Gain on sales of loans	—	18,036	—	—	(49)	17,987
Other noninterest income	9,829	6,913	290	498	(3)	17,527
Net revenue	47,471	27,176	23,141	(521)	(51)	97,216

Provision for loan losses	3,900	—	5,650	—	—	9,550
Noninterest expense	41,644	15,713	10,396	1,455	—	69,208
Income (loss) before taxes	1,927	11,463	7,095	(1,976)	(51)	18,458
Income tax expense (benefit)	(336)	3,149	1,926	(581)	—	4,158
Net income (loss)	$2,263	$8,314	$5,169	$(1,395)	$(51)	$14,300

Other data:
Capital expenditures	$5,554	$340	$1,761	$—	$—	$7,655
Depreciation and amortization	$2,679	$216	$133	$—	$—	$3,028

	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Total assets at September 30, 2021	$2,061,796	$139,406	$353,319	$41,813	$(386,926)	$2,209,408
Total assets at December 31, 2020	$1,951,622	$239,417	$314,746	$43,826	$(463,301)	$2,086,310

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

The community banking segment extends two warehouse lines of credit to the mortgage banking segment, providing a portion of the funds needed to originate mortgage loans. The community banking segment charges the mortgage banking segment interest at the daily FHLB advance rate plus a spread ranging from 50 basis points to 175 basis points. The community banking segment also provides the consumer finance segment with a portion of the funds needed to purchase loan contracts by means of variable rate notes that carry interest at one-month LIBOR plus 200 basis points, with a floor of 3.5 percent, and fixed rate notes that carry interest at rates ranging from 2.2 percent to 8.0 percent. The community banking segment acquires certain residential real estate loans from the mortgage banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. In addition to unallocated expenses recorded by the holding company, certain overhead costs are incurred by the community banking segment and are not allocated to the mortgage banking and consumer finance segments.

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of loan commitments at the Bank was $314.65 million at September 30, 2021 and $326.98 million at December 31, 2020, which does not include IRLCs at the mortgage banking segment, which are discussed in Note 12.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $19.17 million at September 30, 2021 and $19.07 million at December 31, 2020.

The mortgage banking segment sells substantially all of the residential mortgage loans it originates to third-party investors. As is customary in the industry, the agreements with these investors require the mortgage banking segment to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the investors are entitled to make loss claims and repurchase requests of the mortgage banking segment for loans that contain covered deficiencies. The mortgage banking segment has obtained early payment default recourse waivers for a significant portion of its business. Recourse periods for early payment default for the remaining investors vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. The mortgage banking segment maintains an allowance for indemnifications that represents management’s estimate of losses that are probable of arising under these recourse provisions. As performance data for loans that have been sold is not made available to the mortgage banking segment by the investors, the estimate of potential losses is inherently subjective and is based on historical indemnification payments and management’s assessment of current conditions that may contribute to indemnified losses on mortgage loans that have been sold in the secondary market.  For the three and nine months ended September 30, 2021, the Corporation recorded $20,000 and $52,000 of provision for indemnifications, respectively, compared to $9,000 and $172,000 provision for indemnifications for the three and nine months ended September 30, 2020, respectively. The allowance for indemnifications was $3.41 million at September 30, 2021 and $3.36 million at December 31, 2020.

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

Cash flow hedges.  The Corporation designates interest rate swaps as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Corporation’s trust preferred capital notes. These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Corporation’s borrowings for fixed-rate interest payments.  Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Corporation assesses the effectiveness of each hedging relationship quarterly. If the Corporation determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of September 30, 2021, the Corporation has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2024 and June 2029.

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

At September 30, 2021, the mortgage banking segment had $136.01 million of IRLCs and $102.11 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $238.12 million in mortgage loans.  Also at September 30, 2021, the mortgage banking segment had $12.13 million of IRLCs and $10.55 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using forward sales of $16.50 million of TBA securities and mandatory-delivery forward sales contracts for $5.34 million in mortgage loans.

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

The following tables summarize key elements of the Corporation’s derivative instruments other than forward sales of mortgage loans.  The fair values of forward sales of mortgage loans were not material to the consolidated financial statements of the Corporation at September 30, 2021 or December 31, 2020.

	September 30, 2021
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$—	$960
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	83,819	4,794	167
Matched interest rate swaps with counterparty	83,819	167	4,794
Mortgage banking contracts:
IRLCs	148,144	2,875	—
Forward sales of TBA securities	16,500	45	—

	December 31, 2020
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$—	$1,882
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	84,753	8,185	—
Matched interest rate swaps with counterparty	84,753	—	8,185
Mortgage banking contracts:
IRLCs	198,632	4,582	—
Forward sales of TBA securities	8,000	—	47

The Corporation is required to maintain cash collateral with dealer counterparties for interest rate swap relationships in a loss position. At September 30, 2021 and at December 31, 2020, $5.96 million and $9.92 million, respectively, of cash collateral was maintained with dealer counterparties and was included in “Other assets” in the Consolidated Balance Sheets.

NOTE 13: Other Noninterest Expenses

The following table presents the significant components in the Consolidated Statements of Income line “Noninterest Expenses-Other.”

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Data processing fees	$2,791	$2,607	$8,519	$8,142
Mortgage banking loan processing expenses	697	916	2,458	2,180
Professional fees	675	706	2,159	2,424
Telecommunication expenses	390	311	1,151	1,092
Marketing and advertising expenses	374	369	1,178	1,207
Travel and educational expenses	263	430	620	974
Other real estate (gain)/loss and expenses, net	2	76	(400)	84
All other noninterest expenses	1,838	2,018	5,670	5,836
Total other noninterest expenses	$7,030	$7,433	$21,355	$21,939

The table above includes merger related expenses for the nine months ended September 30, 2020 of $898,000, of which $501,000 was included in data processing fees, $336,000 was included in professional fees, and $61,000 was included in all other noninterest expenses.  There were no merger related expenses during the three or nine months ended September 30, 2021 or the three months ended September 30, 2020.

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

Financial Performance Highlights

Consolidated net income for the Corporation was $7.8 million for the third quarter of 2021, or $2.16 per share, compared with $6.9 million for the third quarter of 2020, or $1.86 per share.  Consolidated net income for the Corporation was $23.1 million for the first nine months of 2021, or $6.27 per share, compared with $14.3 million for the first nine months of 2020, or $3.87 per share. The Corporation’s annualized ROE and ROA were 15.66 percent and 1.44 percent, respectively, for the third quarter of 2021, compared to 15.47 percent and 1.39 percent, respectively, for the third quarter of 2020. The Corporation’s annualized ROE and ROA were 15.77 percent and 1.43 percent, respectively, for the first nine months of 2021, compared to 10.73 percent and 0.99 percent, respectively, for the first nine months of 2020.

The Corporation uses adjusted net income, which is a non-GAAP measure of financial performance, to provide meaningful information about operating performance by excluding the effects of certain items that management does not expect to have an ongoing impact on consolidated net income.  Adjusted net income for the third quarter and first nine months of 2021 and 2020 excludes the effects of merger related expenses incurred in connection with the acquisition of Peoples Bankshares, Incorporated (Peoples), branch consolidation activity and a change in income tax law related to the carryback of net operating losses.  Excluding the effects of these items, adjusted net income was $7.7 million, or 2.13 per share, and $23.0 million, or 6.24 per share, for the third quarter and first nine months of 2021, respectively, compared to $6.9 million, or $1.85 per share, and $15.3 million, or $4.15 per share, for the third quarter and first nine months of 2020, respectively.  Adjusted ROE and adjusted ROA, on an annualized basis were 15.44 percent and 1.42 percent, respectively, for the third quarter of 2021, compared to 15.42 percent and 1.38 percent, respectively, for the third quarter of 2020.  Adjusted ROE and adjusted ROA, on an annualized basis were 15.69 percent and 1.43 percent, respectively, for the first nine months of 2021, compared to 11.50 percent and 1.06 percent, respectively, for the first nine months of 2020, respectively. Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net income, adjusted earnings per share, adjusted ROE and adjusted ROA, which are non-GAAP financial measures, to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

Consolidated net income increased 13.1 percent and 61.4 percent for the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020. Adjusted net income increased 12.0 percent and 49.9 percent for the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020.  The increases in net income and adjusted net income for the third quarter and first nine months of 2021 compared to the same periods of 2020 were due primarily to higher net income of the community banking segment and consumer finance segment, partially offset by lower net income of the mortgage banking segment.

A discussion of the performance of our business segments is included under the heading “Business Segments” in the “Results of Operations” section of this discussion and analysis.

Key highlights for the three and nine months ended September 30, 2021 are as follows.

●	Average loans outstanding at the community banking segment, excluding Paycheck Protection Program (PPP) loans, increased 5.7 percent for the third quarter of 2021 and 3.9 percent for the first nine months of 2021 compared to the same periods in 2020;
●	Average loans outstanding at the consumer finance segment increased 10.0 percent for the third quarter of 2021 and 6.4 percent for the first nine months of 2021 compared to the same periods in 2020;
●	Interest expense decreased $991,000 for the third quarter of 2021 and $4.0 million for the first nine months of 2021 compared to the same periods in 2020 due primarily to lower rates on time deposits and a shift in funding to lower cost deposits;
●	The community banking segment recognized net origination fees related to PPP loans of $1.3 million and $3.4 million for the third quarter and first nine months of 2021, respectively, primarily as a result of PPP loans that were forgiven or repaid, compared to $455,000 and $832,000, respectively in the same periods in 2020;
●	The Corporation recorded provision for loan losses of $430,000 and $110,000 for the third quarter and first nine months of 2021 on a consolidated basis. This represents a decrease in the provision for loan losses of $2.9 million and $9.4 million for the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020, as a result of recoveries exceeding charge-offs at the consumer finance segment and decreases to the allowance for loan losses at the community banking segment and consumer finance segment as a result of strong asset quality, which were partially offset by loan growth. During the first nine months of 2021, the consumer finance segment and community banking segment released a portion of the reserves recognized during 2020, as credit deterioration since the onset of the COVID-19 pandemic has so far not been experienced to the extent previously anticipated;
●	Consolidated annualized net interest margin was 4.25 percent for the third quarter of 2021, compared to 4.54 percent and 4.37 percent for the third quarter of 2020 and second quarter of 2021, respectively, and was 4.31 percent for the first nine months of 2021, compared to 4.68 percent for the first nine months of 2020. The decrease in the third quarter of 2021 compared to the second quarter of 2021 was due primarily to loan growth at the consumer finance segment being outpaced by lower-yielding cash generated from repayments of PPP loans and sales of mortgage loans, as well as lower average loan yields, especially at the consumer finance segment, partially offset by lower cost of deposits;
●	Mortgage banking segment net income decreased 53 percent for the third quarter of 2021 and decreased 20 percent for the first nine months of 2021, respectively, compared to the same periods in 2020, as mortgage loan originations decreased 33 percent for the third quarter of 2021 and decreased 7 percent for the first nine months of 2021 as compared to the record loan production experienced in 2020;
●	The consumer finance segment experienced net recoveries at an annualized rate of 0.08 percent of average total loans for the first nine months of 2021, compared to net charge-offs of 1.56 percent for the first nine months of 2020, due to borrowers generally benefitting from government stimulus measures related to the COVID-19 pandemic, continued improvement in the credit quality of purchased loans and elevated values for used autos, which result in lower charge-offs upon sale of repossessed autos; and
●	The consumer finance segment’s average loan yields for the third quarter and first nine months of 2021 were lower than the same periods in 2020 due to continued competition for non-prime auto loans and growth in higher quality, lower-yielding loans, including marine and recreational vehicle loans.

Capital Management

Total equity was $205.2 million at September 30, 2021, compared to $194.5 million at December 31, 2020. Under regulatory capital standards, the Corporation’s tier 1 capital and total capital ratios at September 30, 2021 were 12.7 percent and 15.5 percent, respectively, compared to 12.5 percent and 15.2 percent, respectively, at December 31, 2020. Capital growth resulted primarily from earnings for the first nine months of 2021, which was partially offset by share repurchases of $7.2 million and cash dividends declared of $1.18 per share during the first nine months of 2021. At September 30, 2021, the book value per share of the Corporation’s common stock was $57.78, and tangible book value per share, which is a non-GAAP financial measure, was $50.08, compared to $52.80 and $45.32, respectively, at December 31, 2020.  For the third quarter of 2021, the Corporation’s cash dividend equated to a payout ratio of 18.5 percent of earnings per share. The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital levels and requirements and expected future earnings. In making its decision on the payment of dividends on the Corporation’s common stock, the Corporation’s Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors. The Corporation has a share repurchase program that was authorized by the Board of Directors in November 2020 to repurchase up to 365,000 shares of the Corporation’s common stock through November 30, 2021.  During the third quarter and first nine months of 2021, the Corporation repurchased $2.7 million and $7.2 million, respectively, of its common stock under the Corporation’s share repurchase program.

COVID-19 Pandemic

New infections of COVID-19, including the emergence of variants of the COVID-19 virus, continue to be a public health concern in our market areas and a potential threat to the progress of the economic recovery.  There have been encouraging signs of strength in the economies in our markets, including growth in consumer spending and improvement in the labor market, and we have experienced strong demand for our services through growth in commercial loans, consumer finance loans, and deposit accounts. However, many businesses appear to be experiencing difficulty in hiring needed employees in a tighter labor market and businesses and consumers are challenged by supply chain disruptions and price pressure as recent economic data have broadly indicated rising inflation in 2021. There remains substantial uncertainty about the path of this economic recovery, including uncertainty related to the labor market, inflation and fiscal and monetary policy responses from the federal government. There remains a risk that consumers and borrowers who have been supported during the pandemic by government stimulus measures may not return to employment and may not be able to repay debts as agreed following the expiration of government stimulus programs, including expanded unemployment benefits and relief for renters that have ended. We continue to carefully monitor the pandemic and economic recovery and their impact on our market areas, our customers and our employees, and we believe that the pandemic continues to present risks of elevated loan losses, sustained net interest margin compression and falling demand for loans; however, at this time we cannot determine the ultimate impact of the pandemic on the results of operations of the Corporation.  During the year ended December 31, 2020, we increased our allowance for loan losses by adding reserves based on qualitative adjustments related to the pandemic.  As of September 30, 2021, credit deterioration since the onset of the COVID-19 pandemic has so far not been experienced to the extent previously anticipated. During the first nine months of 2021, we released a portion of these added reserves through a reduction of provision for loan losses, but continue to maintain reserves for loan losses at September 30, 2021 related to the pandemic and believe that our allowance for loan losses will be adequate to absorb probable losses that are inherent in our loan portfolio. If loan losses ultimately are not realized to the extent of the reserves provided for during the pandemic, our allowance for loan losses may be reduced in future periods through further reductions of provision for loan losses, which could benefit our results of operations for any such future period. However, if there are further challenges to the economic recovery, including a resurgence in COVID-19 cases or challenges related to continuing supply chain disruption and lower overall employment, additional provision for loan losses may be required in future periods.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three and nine months ended September 30, 2021 and 2020.  Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Accretion and amortization of fair value purchase adjustments related to business combinations are included in the computation of yields on loans and investments and on the costs of deposits and borrowings. The accretion contributed approximately 16 basis points and 11 basis points to the yields on community banking segment loans and total loans, respectively, and 8 basis points to both the yield on total earning assets and net interest margin for the third quarter of 2021, compared to approximately 22 basis points and 15 basis points to the yields on community banking segment loans and total loans, respectively, and 12 basis points to both the yield on total earning assets and net interest margin, for the third quarter of 2020.  The accretion contributed approximately 27 basis points and 20 basis points to the yields on community banking segment loans and total loans, respectively, and 14 basis points to both the yield on total earning assets and net interest margin for the first nine months of 2021, compared to approximately 32 basis points and 22 basis points to the yields on community banking segment loans and total loans, respectively, and 18 basis points to both the yield on total earning assets and net interest margin, for the first nine months of 2020. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented.

TABLE 1: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended September 30,
	2021			2020
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$280,018	$1,012	1.45%	$168,659	$788	1.87%
Tax-exempt	77,695	501	2.58	83,776	629	3.00
Total securities	357,713	1,513	1.69	252,435	1,417	2.25
Loans:
Community banking segment	1,033,291	11,895	4.57	1,021,593	11,407	4.43
Mortgage banking segment	113,436	864	3.02	214,422	1,503	2.78
Consumer finance segment	339,283	9,386	10.98	308,374	9,627	12.39
Total loans	1,486,010	22,145	5.91	1,544,389	22,537	5.81
Interest-bearing deposits in other banks	184,603	77	0.17	44,523	32	0.29
Total earning assets	2,028,326	23,735	4.64	1,841,347	23,986	5.18
Allowance for loan losses	(39,215)			(37,417)
Total non-earning assets	189,631			188,314
Total assets	$2,178,742			$1,992,244

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$295,761	118	0.16	$253,950	102	0.16
Money market deposit accounts	319,172	198	0.25	271,652	219	0.32
Savings accounts	214,881	30	0.06	170,296	25	0.06
Certificates of deposit, $100 or more	258,217	583	0.90	273,668	1,182	1.72
Other certificates of deposit	186,609	305	0.65	212,101	756	1.42
Interest-bearing deposits	1,274,640	1,234	0.38	1,181,667	2,284	0.77
Borrowings	85,412	752	3.52	99,097	693	2.80
Total interest-bearing liabilities	1,360,052	1,986	0.58	1,280,764	2,977	0.93
Noninterest-bearing demand deposits	568,275			478,232
Other liabilities	50,461			54,405
Total liabilities	1,978,788			1,813,401
Equity	199,954			178,843
Total liabilities and equity	$2,178,742			$1,992,244
Net interest income		$21,749			$21,009
Interest rate spread			4.06%			4.25%
Interest expense to average earning assets			0.39%			0.64%
Net interest margin			4.25%			4.54%

	Nine Months Ended September 30,
	2021			2020
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$246,391	$2,676	1.45%	$150,598	$2,390	2.12%
Tax-exempt	82,551	1,646	2.66	80,328	1,908	3.17
Total securities	328,942	4,322	1.75	230,926	4,298	2.48
Loans:
Community banking segment	1,039,242	35,400	4.55	980,847	35,020	4.77
Mortgage banking segment	141,837	3,012	2.84	143,745	3,261	3.03
Consumer finance segment	326,333	28,057	11.50	306,688	29,418	12.82
Total loans	1,507,412	66,469	5.90	1,431,280	67,699	6.32
Interest-bearing deposits in other banks	158,635	171	0.14	111,329	682	0.82
Total earning assets	1,994,989	70,962	4.75	1,773,535	72,679	5.47
Allowance for loan losses	(39,432)			(34,937)
Total non-earning assets	190,993			193,370
Total assets	$2,146,550			$1,931,968

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$301,374	369	0.16	$256,143	443	0.23
Money market deposit accounts	312,265	594	0.25	252,598	759	0.40
Savings accounts	204,829	86	0.06	158,755	85	0.07
Certificates of deposit, $100 or more	263,152	2,093	1.06	264,642	3,669	1.85
Other certificates of deposit	191,019	1,156	0.81	230,411	2,699	1.56
Total interest-bearing deposits	1,272,639	4,298	0.45	1,162,549	7,655	0.88
Borrowings	80,228	2,226	3.70	133,477	2,827	2.82
Total interest-bearing liabilities	1,352,867	6,524	0.64	1,296,026	10,482	1.08
Noninterest-bearing demand deposits	547,118			408,876
Other liabilities	51,409			49,436
Total liabilities	1,951,394			1,754,338
Equity	195,156			177,630
Total liabilities and equity	$2,146,550			$1,931,968
Net interest income		$64,438			$62,197
Interest rate spread			4.11%			4.39%
Interest expense to average earning assets			0.44%			0.79%
Net interest margin			4.31%			4.68%

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

TABLE 2: Rate-Volume Recap

	Three Months Ended September 30, 2021 from 2020
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans:
Community banking segment	$358	$130	$488
Mortgage banking segment	121	(760)	(639)
Consumer finance segment	(1,154)	913	(241)
Securities:
Taxable	(207)	431	224
Tax-exempt	(84)	(44)	(128)
Interest-bearing deposits in other banks	(18)	63	45
Total interest income	(984)	733	(251)
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	—	16	16
Money market deposit accounts	(54)	33	(21)
Savings accounts	—	5	5
Certificates of deposit, $100 or more	(536)	(63)	(599)
Other certificates of deposit	(369)	(82)	(451)
Total interest-bearing deposits	(959)	(91)	(1,050)
Borrowings	163	(104)	59
Total interest expense	(796)	(195)	(991)
Change in net interest income	$(188)	$928	$740

	Nine Months Ended September 30, 2021 from 2020
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans:
Community banking segment	$(1,653)	$2,033	$380
Mortgage banking segment	(206)	(43)	(249)
Consumer finance segment	(3,162)	1,801	(1,361)
Securities:
Taxable	(1,014)	1,300	286
Tax-exempt	(314)	52	(262)
Interest-bearing deposits in other banks	(721)	210	(511)
Total interest income	(7,070)	5,353	(1,717)
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	(145)	71	(74)
Money market deposit accounts	(320)	155	(165)
Savings accounts	(16)	17	1
Certificates of deposit, $100 or more	(1,555)	(21)	(1,576)
Other certificates of deposit	(1,138)	(405)	(1,543)
Total interest-bearing deposits	(3,174)	(183)	(3,357)
Borrowings	725	(1,326)	(601)
Total interest expense	(2,449)	(1,509)	(3,958)
Change in net interest income	$(4,621)	$6,862	$2,241

Net interest income, on a taxable-equivalent basis, for the third quarter of 2021 was $21.7 million, compared to $21.0 million for the third quarter of 2020. Net interest income, on a taxable-equivalent basis, for the first nine months of 2021 was $64.4 million, compared to $62.2 million for the first nine months of 2020. The increase in net interest income for the third quarter of 2021 compared to the third quarter of 2020 was due primarily to higher accretion of net PPP origination fees, lower cost of deposits, and higher average balances of consumer finance segment loans, community banking segment loans and securities, partially offset by lower average yields on loans and securities. The increase in net interest income for the first nine months of 2021 compared to the first nine months of 2020 was due primarily to lower cost of deposits, higher accretion of net PPP origination fees, and using deposit growth to fund higher average balances of loans and securities and repayment of borrowings, partially offset by lower average yields on loans, securities, and cash reserves.

Annualized net interest margin decreased 29 basis points to 4.25 percent for the third quarter of 2021 compared to the third quarter of 2020, due primarily to growth in lower yielding securities and cash reserves outpacing loan growth at the consumer finance and community banking segment, and lower average yields on securities and cash reserves, partially offset by lower average cost of deposits (including growth in noninterest-bearing demand deposits). Annualized net interest margin decreased 37 basis points to 4.31 percent for the first nine months of 2021 compared to the first nine months of 2020, due primarily to lower average yields on loans, securities and cash reserves, and growth in lower yielding securities and cash reserves outpacing loan growth, partially offset by lower average cost of deposits (including growth in noninterest-bearing demand deposits) and using lower cost deposits to fund growth in loans and securities and repay borrowings.  The yield on interest-earning assets and cost of interest-bearing liabilities decreased by 54 basis points and 35 basis points, respectively, for the third quarter of 2021 and decreased by 72 basis points and 44 basis points, respectively, for the first nine months of 2021 compared to the same periods in 2020.

Average loans, which includes both loans held for investment and loans held for sale, decreased $58.4 million to $1.49 billion for the third quarter of 2021 and increased $76.1 million to $1.51 billion for the first nine months of 2021, compared to the same periods in 2020. Average loans at the community banking segment increased $11.7 million, or 1.1 percent, for the third quarter of 2021, and increased $58.4 million, or 6.0 percent, for the first nine months of 2021 compared to the same periods in 2020.  Excluding the impact of PPP loans, average loans at the community banking segment increased $53.1 million, or 5.7 percent, for the third quarter of 2021 and $36.3 million, or 3.9 percent, for the first nine months of 2021, compared to the same periods in 2020.  The increase in average loans at the community banking segment excluding PPP loans for the third quarter and first nine months of 2021 compared to the same periods in 2020 resulted primarily from growth in the commercial real estate segment of the loan portfolio. Average loans at the consumer finance segment increased $30.9 million, or 10.0 percent, for the third quarter of 2021, and increased $19.6 million, or 6.4 percent, for the first nine months of 2021, compared to the same periods in 2020 due to higher average balances of non-prime auto loans and prime marine and RV loans. Average loans at the mortgage banking segment, which consist primarily of loans held for sale, decreased $101.0 million, or 47.1 percent, for the third quarter of 2021 and decreased $1.9 million, or 1.3 percent, for the first nine months of 2021, compared to the same periods in 2020, due primarily to lower mortgage loan production volume and reducing the average holding period for loans held for sale in the first nine months of 2021 compared to the first nine months of 2020 due to lower volume and increased capacity for processing and sale of loans.

The overall yield on average loans increased 10 basis points to 5.91 percent for the third quarter of 2021 compared to the third quarter of 2020 due primarily to growth in higher yielding consumer finance loans as a share of the loan portfolio, as average balances of loans grew at the consumer finance and community banking segments and the average balance of lower yielding mortgage loans held for sale decreased. The overall yield on average loans decreased 42 basis points to 5.90 percent for the first nine months of 2021 compared to the first nine months of 2020 due primarily to lower average yields across the loan portfolio. The community banking segment average loan yield increased 14 basis points to 4.57 percent for the third quarter of 2021 and decreased 22 basis points to 4.55 percent for the first nine months of 2021, compared to the same periods in 2020. Comparisons of average loan yields for the community banking segment were significantly impacted by recognition of net PPP origination fees and interest income on PCI loans, as described in more detail below.  Excluding the effects of these items, average yields on loans at the community banking segment decreased for the third quarter and first nine months of 2021 compared to the same periods in 2020, due primarily to changes in interest rates in 2020, resulting in repricing of variable rate loans and lower average yields on new lending. PPP loans earn interest at a note rate of one percent as well as net origination fees that are amortized over the contractual term of the related loan or accelerated into interest income upon repayment of the loan.  Net PPP origination fees recognized in the third quarter and first nine months of 2021 were $1.3 million and $3.4 million, respectively, compared to net PPP origination fees recognized in the third quarter and first nine months of 2020 of $455,000 and $832,000, respectively.  Deferred net PPP origination fees that remained unrecognized at September 30, 2021 were $1.4 million, which are expected to be recognized in 2021 and 2022. The recognition of interest income on PCI loans, which were acquired in connection with past mergers and acquisitions, is based on management’s expectation of future payments of principal and interest, which are inherently uncertain. Earlier than expected repayments of certain PCI loans resulted in the recognition of additional interest income during the third quarters and first nine months of 2021 and 2020. Interest income recognized on PCI loans was $364,000 and $485,000 for the third quarters of 2021 and 2020, respectively, and $1.9 million and $2.2 million for the first nine months of 2021 and 2020, respectively. The consumer finance segment average loan yield decreased 141 basis points to 10.98 percent and decreased 132 basis points to 11.50 percent for the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020, due to purchases of loan contracts at lower yields than the portfolio average yield, partially as a result of lower interest rates for non-prime auto loans and the consumer finance segment continuing to pursue loan contracts of higher credit quality, including prime marine and RV loans. The mortgage banking segment average loan yield increased 24 basis points to 3.02 percent for the third quarter of 2021 and decreased 19 basis points to 2.84 percent for the first nine months of 2021, compared to the same periods in 2020.

Average securities available for sale increased $105.3 million and $98.0 million for the third quarter and first nine months of 2021, compared to the same periods in 2020, due primarily to higher purchases of mortgage-backed securities and U.S. government agency debt securities with short maturities, in order to utilize excess liquidity by investing in debt securities rather than holding lower-yielding cash reserves. The average yield on the securities portfolio on a taxable-equivalent basis decreased 56 basis points to 1.69 percent for the third quarter of 2021 and decreased 73 basis points to 1.75 percent for the first nine months of 2021, compared to the same periods in 2020, due to purchases of securities in 2020 and 2021 at lower average yields relative to the average yield of the portfolio as a whole, increased calls of securities that were issued during periods of higher market interest rates, and accelerated amortization of premiums on mortgage-backed securities as a result of increased prepayment activity.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the Federal Reserve Bank, increased $140.1 million for the third quarter of 2021 and increased $47.3 million for the first nine months of 2021, compared to the same periods in 2020 due primarily to excess liquidity resulting from deposit growth and decreases in loans held for sale exceeding growth in securities and loans at the consumer finance and community banking segments. The average yield on interest-bearing deposits in other banks decreased 12 basis points for the third quarter of 2021 and decreased 68 basis points for the first nine months of 2021, compared to the same periods in 2020.  The Federal Reserve Bank decreased the interest rate on excess cash reserve balances from 1.55 percent at December 31, 2019 to 0.10 percent by the end of the first quarter of 2020 in response to the COVID-19 pandemic, and increased the interest rate to 0.15 during the second quarter of 2021.

Average money market, savings and interest-bearing demand deposits increased $133.9 million and $151.0 million for the third quarter and first nine months of 2021, respectively, and average time deposits decreased $40.9 million for both of the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020, due to growth in consumer and business deposits primarily as a result of new accounts and liquidity from government stimulus programs as well as a shift to non-time deposits as a result of lower interest rates.  Average noninterest-bearing demand deposits increased $90.0 million for the third quarter of 2021 and increased $138.2 million for the first nine months of 2021, compared to the same periods in 2020.  The average cost of interest-bearing deposits decreased 39 basis points for the third quarter of 2021 and decreased 43 basis points for the first nine months of 2021, compared to the same periods in 2020, due primarily to lower rates on time deposits and a shift in composition toward non-time deposits. Offered rates on interest-bearing deposit accounts were reduced in response to changes in market interest rates beginning in March 2020.  While changes in rates take effect immediately for interest checking, money market and savings accounts, changes in the average cost of time deposits lag changes in pricing based on the repricing of time deposits at maturity.  Rates on outstanding time deposits continued to decrease during the first nine months of 2021 as accounts at higher rates matured.

Average borrowings decreased $13.7 million for the third quarter of 2021 and decreased $53.2 million for the first nine months of 2021, compared to the same periods in 2020 due primarily to the repayment of long-term borrowings in 2020, partially offset by the issuance of $20.0 million of subordinated notes by the Corporation in the third quarter of 2020.  The average cost of borrowings increased 72 basis points for the third quarter of 2021 and increased 88 basis points for the first nine months of 2021, compared to the same periods in 2020 due primarily to the higher cost of the subordinated notes relative to borrowings that were repaid.

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

Noninterest Income

TABLE 3: Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Gains on sales of loans	$5,660	$9,706	$18,665	$17,987
Mortgage banking fee income	1,630	2,206	5,134	5,497
Interchange income	1,461	1,268	4,250	3,498
Service charges on deposit accounts	992	785	2,639	2,426
Wealth management services income, net	708	640	2,095	1,973
Mortgage lender services income	598	706	1,991	1,348
Other service charges and fees	386	390	1,188	1,159
Net gains on sales, maturities and calls of available for sale securities	3	4	41	11
Other income, net	604	1,233	3,495	1,615
Total noninterest income	$12,042	$16,938	$39,498	$35,514

Total noninterest income decreased $4.9 million, or 28.9 percent, in the third quarter of 2021 compared to the third quarter of 2020 due primarily to (1) lower gains on sales of loans as a result of lower mortgage loan production volume, partially offset by higher margins on loans originated for resale, (2) lower fee income from mortgage banking and mortgage lender services as a result of lower mortgage loan production volume, and (3) unrealized losses in the third quarter of 2021 compared to unrealized gains in the third quarter of 2020 related to the Corporation’s nonqualified deferred compensation plan, included in other income, net, partially offset by (1) an increase in debit card interchange activity and  (2) higher overdraft fees on deposit accounts.

Total noninterest income increased $4.0 million, or 11.2 percent, in the first nine months of 2021 compared to the first nine months of 2020 due primarily to (1) higher gains on sales of loans primarily as a result of higher margins on loans originated for resale, partially offset by lower mortgage loan production volume, (2) an increase in debit card interchange activity, (3) higher fee income from mortgage lender services as a result of serving a growing number of third-party lenders, (4) asset write-downs of $579,000 in the first nine months of 2020, included in other income, related to branch consolidation and merger related costs recognized upon disposition of assets acquired from Peoples, and (5) higher unrealized gains in the Corporation’s nonqualified deferred compensation plan, included in other income, net, partially offset by (1) lower mortgage banking fee income as a result of lower mortgage loan production volume.

The Corporation recognized unrealized losses related to its nonqualified deferred compensation plan of $122,000 and unrealized gains of $1.3 million for the third quarter and first nine months of 2021, respectively, compared to unrealized gains of $705,000 and $475,000 for the same periods in 2020, respectively. Unrealized gains and losses in the Corporation’s nonqualified deferred compensation plan are offset by changes in deferred compensation, recorded in salaries and employee benefits expense.

Noninterest Expense

TABLE 4: Noninterest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Salaries and employee benefits	$13,915	$15,767	$45,242	$40,938
Occupancy expense	2,231	2,131	6,781	6,331
Other expenses:
Data processing	2,791	2,607	8,519	8,142
Mortgage banking loan processing expenses	697	916	2,458	2,180
Professional fees	675	706	2,159	2,424
Other real estate loss/(gain) and expense, net	2	76	(400)	84
Other expenses	2,865	3,128	8,619	9,109
Total other expenses	7,030	7,433	21,355	21,939
Total noninterest expense	$23,176	$25,331	$73,378	$69,208

Total noninterest expenses decreased $2.2 million, or 8.5 percent, in the third quarter of 2021 compared to the same period in 2020, due primarily to lower salaries and benefits expense and mortgage banking loan processing expenses at the mortgage banking segment, both primarily as a result of lower mortgage loan production volume.

Total noninterest expenses increased $4.2 million, or 6.0 percent, in the first nine months of 2021, compared to the same period in 2020, due primarily to (1) higher salaries and benefits expense, driven primarily by the mortgage banking segment, (2) higher mortgage banking loan processing expense as a result of increased sales of loans, (3) higher occupancy expense at the community banking segment related to the opening of two new financial centers in the third quarter of 2020, and (4) higher data processing expenses primarily at the community banking segment, partially offset by (1) lower merger related expenses and cost savings related to the integration of Peoples and (2) net gains on other real estate in 2021 related primarily to the sale of one property.

In addition to these factors, changes in deferred compensation liabilities decreased salaries and employee benefits expense by $161,000 and increased salaries and employee benefits expense by $1.3 million in the third quarter and first nine months of 2021, respectively, and increased salaries and employee benefits expense by $705,000 and $475,000 in the third quarter and first nine months of 2020, respectively, and are offset by unrealized gains and losses recorded in noninterest income.

There were no merger related expenses for the third quarter or first nine months of 2021 or the third quarter of 2020.  Merger related expenses for the first nine months of 2020 were $1.4 million, of which $501,000 was data processing expense, $336,000 was professional fees expense, $119,000 was salaries and employee benefits expense, $81,000 was occupancy expense, $61,000 was included in all other noninterest expenses, and $298,000 was a loss on disposition of assets and was recorded in noninterest income.

Income Taxes

The Corporation’s consolidated effective income tax rate was 23.1 percent and 22.5 percent for the first nine months of 2021 and 2020, respectively. The Corporation recognized income tax benefits of $23,000 and $326,000 in the third quarter and first nine months of 2020 arising from a change in tax law enacted in response to the COVID-19 pandemic which changed the tax rate applied to certain net operating losses related to prior tax years of Peoples. The effects of changes in tax law are recognized in income tax expense in the period in which the changes are enacted. The Corporation’s consolidated effective tax rate was also affected by lower state income taxes in 2021, as a greater share of income before taxes was earned at C&F Bank, which is not subject to state income tax, and income tax benefits recorded in 2021 related to branch consolidation activities of $107,000.

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

TABLE 5: Community Banking Segment Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Interest income	$15,924	$15,242	$47,035	$46,051
Interest expense	1,301	2,547	4,481	8,409
Net interest income	14,623	12,695	42,554	37,642
Provision for loan losses	—	1,500	(200)	3,900
Net interest income after provision for loan losses	14,623	11,195	42,754	33,742
Noninterest income:
Interchange income	1,461	1,268	4,250	3,498
Service charges on deposit accounts	992	785	2,639	2,426
Investment services income	708	640	2,095	1,973
Other income, net	1,041	833	3,038	1,932
Total noninterest income	4,202	3,526	12,022	9,829
Noninterest expense:
Salaries and employee benefits	8,083	7,831	24,640	24,386
Occupancy expense	1,707	1,554	5,124	4,659
Data processing	2,001	1,783	6,012	5,962
Other real estate loss/(gain) and expense, net	2	76	(400)	84
Other expenses	2,034	2,016	6,255	6,553
Total noninterest expenses	13,827	13,260	41,631	41,644
Income before income taxes	4,998	1,461	13,145	1,927
Income tax expense (benefit)	832	149	2,261	(336)
Net income	$4,166	$1,312	$10,884	$2,263

The community banking segment reported net income of $4.2 million and $10.9 million for the third quarter and first nine months of 2021, respectively, compared to $1.3 million and $2.3 million respectively, for the same periods in 2020. The increase in community banking segment net income for the third quarter and first nine months of 2021 compared to the same periods in 2020 was due primarily to higher adjusted net income, as described below, and merger related expenses and branch consolidation charges recognized in 2020, and income tax benefits recognized in 2021 as a result of branch consolidation activities, partially offset by benefits of a change in tax law recognized in 2020. There were no merger related expenses in the first nine months of 2021.

Adjusted net income of the community banking segment, which excludes the effects of merger related expenses, branch consolidation charges and one-time income tax benefits, was $4.1 million and $10.8 million for the third quarter and first nine months of 2021, respectively, compared to $1.3 million and $3.2 million, respectively, for the same periods in 2020. The increase in adjusted net income of the community banking segment for the third quarter of 2021 compared to the third quarter of 2020 was due primarily to higher net interest income, lower provision for loan losses, higher overdraft charges and account maintenance fees on deposit accounts, and higher income from debit card interchange, partially offset by higher data processing expenses primarily related to enhancing products and services and serving a greater number of deposit accounts. The increase in adjusted net income of the community banking segment for the first nine months of 2021 compared to the first nine months of 2020 was due primarily to higher net interest income, lower provision for loan losses, higher income from debit card interchange, net gains on other real estate in 2021 related primarily to the sale of one property and cost savings related to the integration of Peoples, partially offset by (1) higher expenses related to occupancy as a result of two new financial centers opened during the third quarter of 2020, (2) higher data processing expenses primarily related to enhancing products and services and serving a greater number of deposit accounts, (3) higher cost of employee medical benefits and (4) lower fee income from interest rate swaps for commercial borrowers.

Net interest income for the community banking segment increased $1.9 million for the third quarter of 2021 and increased $4.9 million for the first nine months of 2021, compared to the same periods in 2020. This increase was due primarily to (1) lower average costs of deposits, resulting from lower rates and a shift in composition toward non-time deposits, (2) higher interest income on loans and (3) lower interest expense on borrowings, due to lower borrowings outstanding. Comparisons of interest income on loans were significantly impacted by recognition of net PPP origination fees, which was higher in the third quarter and first nine months of 2021 than in the same periods in 2020, and interest income on PCI loans, which was lower for the third quarter of 2021 and for the first nine months of 2021 compared to the same periods in 2020. In addition to the effects of these items, higher average advances to fund loans at subsidiaries and loan growth contributed to the increases in interest income on loans for the first nine months of 2021 compared to the first nine months of 2020, partially offset by lower average yields on other loans as a result of changes in interest rates. Higher average advances to subsidiaries resulted primarily from the repayment of a third-party bank line of credit at the consumer finance segment in the second quarter of 2020 that was previously used to fund consumer finance loans. Net PPP origination fees recognized in the third quarter and first nine months of 2021 were $1.3 million and $3.4 million, respectively, compared to net PPP origination fees recognized in the third quarter and first nine months of 2020 of $455,000 and $832,000, respectively.  Deferred net PPP origination fees that remained unrecognized at September 30, 2021 were $1.4 million, which are expected to be recognized in 2021 and 2022. Interest income recognized on PCI loans was $364,000 and $485,000 for the third quarters of 2021 and 2020, respectively, and $1.9 million and $2.2 million for the first nine months of 2021 and 2020, respectively.

Provision for loan losses for the community banking segment decreased $1.5 million for the third quarter of 2021 and decreased $4.1 million for the first nine months of 2021, compared to the same periods in 2020, due primarily to reserves recognized in 2020 related to the COVID-19 pandemic, a portion of which were released in the first nine months of 2021 as credit deterioration since the onset of the pandemic has so far not been experienced to the extent previously anticipated, and improvement in impaired loans, partially offset by loan growth.  Management believes that the level of the allowance for loan losses is sufficient to absorb losses inherent in the portfolio.  However, if there are further challenges to the economic recovery, including a resurgence in COVID-19 cases or challenges related to continuing supply chain disruption and lower overall employment, additional provision for loan losses may be required in future periods.

There were no merger related expenses in the third quarter or first nine months of 2021 or the third quarter of 2020.  Merger related expenses at the community banking segment of $1.3 million ($1.0 million after income taxes) were recorded in the first nine months of 2020, of which $501,000 was data processing expense, $236,000 was professional fees expense, $119,000 was salaries and employee benefits expense, $81,000 was occupancy expense, $61,000 was included in all other noninterest expenses, and $298,000 was a loss on disposition of assets and was recorded in other noninterest income. Cost savings related to the integration of Peoples were realized primarily in salaries and employee benefits expense.

Branch consolidation activity resulted in income tax benefits recognized in the third quarter and first nine months of 2021 of $107,000 and pre-tax charges of $281,000 ($222,000 after income taxes) recorded in the first nine months of 2020 in other noninterest income.  Income tax benefits of $23,000 and $326,000 were recorded in the third quarter and first nine months of 2020 related to a change in tax law enacted in response to the COVID-19 pandemic which changed the tax rate applied to certain net operating losses related to prior tax years of Peoples.

Mortgage Banking:  The following table presents the mortgage banking operating results for the periods indicated.

TABLE 6: Mortgage Banking Segment Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Interest income	$863	$1,503	$3,011	$3,261
Interest expense	240	449	925	1,034
Net interest income	623	1,054	2,086	2,227
Provision for loan losses	30	—	90	—
Net interest income after provision for loan losses	593	1,054	1,996	2,227
Noninterest income:
Gains of sales of loans	5,691	9,755	18,753	18,036
Mortgage banking fee income	1,646	2,209	5,193	5,500
Mortgage lender services fee income	598	706	1,991	1,348
Other income	22	—	114	65
Total noninterest income	7,957	12,670	26,051	24,949
Noninterest expense:
Salaries and employee benefits	3,595	4,872	12,134	8,989
Occupancy expense	356	416	1,132	1,186
Data processing	453	508	1,524	1,235
Other expenses	1,239	1,838	4,048	4,303
Total noninterest expenses	5,643	7,634	18,838	15,713
Income before income taxes	2,907	6,090	9,209	11,463
Income tax expense	799	1,640	2,588	3,149
Net income	$2,108	$4,450	$6,621	$8,314

The mortgage banking segment reported net income of $2.1 million and $6.6 million for the third quarter and first nine months of 2021, respectively, compared to $4.5 million and $8.3 million, respectively, for the same periods in 2020. The decrease in mortgage banking segment net income of $2.3 for the third quarter of 2021 compared to the third quarter of 2020 was due primarily to (1) lower mortgage loan production volume, which resulted in lower gains on sales of loans and mortgage banking fee income as well as lower expenses related to mortgage loan production, and (2) lower interest income due to lower average balances of loans held for sale, partially offset by higher margins on loans originated for resale.

The decrease in mortgage banking segment net income for the first nine months of 2021 compared to the first nine months of 2020 was due primarily to (1) higher expenses related to loan production and (2) lower mortgage banking fee income as a result of lower mortgage loan production volume, partially offset by (1) higher gains on sales of loans resulting primarily from higher margins on loans originated for resale and (2) higher fee income from mortgage lender services as a result of serving a growing number of third-party lenders. While mortgage loan originations decreased for the first nine months of 2021 compared to the first nine months of 2020, salaries and benefits expense increased as a result of higher average rates of loan officer commissions and the addition of operations staff to meet the demands of higher mortgage loan production volume, and certain expenses increased related to sales of mortgage loans, which outpaced origination volume as the balance of loans held for sale declined.

The following table presents mortgage loan originations and mortgage loans sold for the periods indicated.

TABLE 7: Mortgage Loan Originations & Mortgage Loans Sold

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Mortgage loan originations:
Purchases	$263,207	$249,386	$723,574	$617,960
Refinancings	95,044	285,297	438,488	625,354
Total mortgage loan originations[1]	$358,251	$534,683	$1,162,062	$1,243,314

Mortgage loans sold	$360,170	$443,835	$1,255,907	$1,065,367
[1]	Total mortgage loan originations does not include mortgage lender services.

Mortgage loan originations for the mortgage banking segment decreased 33.0 percent for the third quarter of 2021 and decreased 6.5 percent for the first nine months of 2021 compared to the same periods in 2020, while remaining substantially above mortgage loan origination levels experienced prior to the record levels of 2020. We believe sustained historically low interest rates on mortgage loans and higher demand in the housing market have contributed to continued higher volume in the broader mortgage industry during the first nine months of 2021. Production of the mortgage banking segment began to moderate beginning in the second quarter of 2021, but remains elevated relative to historical levels. Refinancings, which increased as a share of mortgage loan originations during 2020 compared to historical levels, declined for the third quarter and first nine months of 2021 compared to the same periods in 2020, and purchase volume for the third quarter and first nine months of 2021 has grown compared to the same periods in 2020, which contributed to higher average margins on sales of loans for the third quarter and first nine months of 2021 compared to the same periods in 2020. Gains on sales of loans, while driven in part by mortgage loan originations, also includes the effects of changes in locked loan commitments, which reflect the volume of mortgage loan applications that are in process and have not closed.  Locked loan commitments decreased by $6.6 million in the third quarter of 2021 and grew by $69.9 million in the third quarter of 2020.  Locked loan commitments decreased by $50.5 million in the first nine months of 2021 and grew by $242.7 million in the first nine months of 2020.  Locked loan commitments were $148.1 million at September 30, 2021, compared to $198.6 million at December 31, 2020 and $317.8 million at September 30, 2020. Mortgage lender services fee income is derived from providing mortgage origination functions to third-party mortgage lenders. Mortgage lender services volume decreased for the third quarter of 2021 compared to the third quarter of 2020 as a result of lower mortgage industry volume, and increased for the first nine months of 2021 compared to the first nine months of 2020 as a result of business with new customers as well as higher volume with existing customers.

Consumer Finance:  The following table presents the consumer finance operating results for the periods indicated.

TABLE 8: Consumer Finance Segment Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Interest income	$9,388	$9,628	$28,058	$29,418
Interest expense	2,424	2,191	6,926	6,567
Net interest income	6,964	7,437	21,132	22,851
Provision for loan losses	400	1,800	220	5,650
Net interest income after provision for loan losses	6,564	5,637	20,912	17,201

Noninterest income	45	93	231	290
Noninterest expense:
Salaries and employee benefits	2,184	2,190	6,630	6,567
Occupancy expense	168	161	525	486
Data processing	332	310	967	918
Other expenses	896	869	2,589	2,425
Total noninterest expenses	3,580	3,530	10,711	10,396
Income before income taxes	3,029	2,200	10,432	7,095
Income tax expense	835	599	2,836	1,926
Net income	$2,194	$1,601	$7,596	$5,169

The consumer finance segment reported net income of $2.2 million and $7.6 million for the third quarter and first nine months of 2021, respectively, compared to $1.6 million and $5.2 million, respectively, for the same periods of 2020.  The increase in consumer finance segment net income was due primarily to lower provision for loan losses, partially offset by lower net interest income.

Interest income decreased $240,000 and $1.4 million for the third quarter and first nine months of 2021, respectively, compared to the same periods of 2020 due primarily to lower average yields on loans, partially offset by higher average balances of non-prime auto loans and prime marine and RV loans.  Average yields decreased as a result of purchases of loan contracts at lower yields than the portfolio average yield, partially due to lower interest rates for non-prime auto loans and the consumer finance segment continuing to pursue loan contracts of higher credit quality, including prime marine and RV loans.  Provision for loan losses decreased $1.4 million and $5.4 million for the third quarter and first nine months of 2021, respectively, as compared to the same periods of 2020 as a result of reserves recognized in 2020 related to the COVID-19 pandemic, a portion of which were released in the first nine months of 2021, and lower net charge-offs, partially offset by loan growth in 2021. Charge-offs at the consumer finance segment have continued to decrease as a result of continued improvement in the credit quality of purchased loan contracts as well as the temporary effects of government stimulus programs and a strong used car market, which results in lower charge-offs upon sale of repossessed autos. Management believes that the level of the allowance for loan losses is sufficient to absorb losses inherent in the portfolio.  However, if there are further challenges to the economic recovery, including a resurgence in COVID-19 cases or challenges related to continuing supply chain disruption and lower overall employment, additional provision for loan losses may be required in future periods.

ASSET QUALITY

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. Table 9 summarizes the allowance activity for the periods indicated:

TABLE 9: Allowance for Loan Losses

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020
Balance, beginning of period	$38,951	$36,094
Provision for loan losses:
Community Banking	—	1,500
Mortgage Banking	30	—
Consumer Finance	400	1,800
Total provision for loan losses	430	3,300
Loans charged off:
Real estate—residential mortgage	—	(5)
Consumer	(47)	(41)
Consumer finance	(1,001)	(1,583)
Total loans charged off[1]	(1,048)	(1,629)
Recoveries of loans previously charged off:
Real estate—residential mortgage	6	15
Commercial, financial and agricultural[2]	1	1
Consumer	28	30
Consumer finance	1,079	1,045
Total recoveries[1]	1,114	1,091
Net recoveries/(charge-offs)	66	(538)
Balance, end of period	$39,447	$38,856
Ratio of annualized net charge-offs (recoveries) to average total loans outstanding during period for Community Banking	0.01%	(0.01)%
Ratio of annualized net (recoveries) charge-offs to average total loans outstanding during period for Consumer Finance	(0.09)%	0.70%

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Balance, beginning of period	$39,156	$32,873
Provision for loan losses:
Community Banking	(200)	3,900
Mortgage Banking	90	—
Consumer Finance	220	5,650
Total provision for loan losses	110	9,550
Loans charged off:
Real estate—residential mortgage	—	(9)
Commercial, financial and agricultural[2]	—	(18)
Consumer	(128)	(174)
Consumer finance	(3,443)	(7,005)
Total loans charged off[1]	(3,571)	(7,206)
Recoveries of loans previously charged off:
Real estate—residential mortgage	19	79
Commercial, financial and agricultural[2]	2	3
Equity lines	1	—
Consumer	93	135
Consumer finance	3,637	3,422
Total recoveries[1]	3,752	3,639
Net recoveries/(charge-offs)	181	(3,567)
Balance, end of period	$39,447	$38,856
Ratio of annualized net charge-offs (recoveries) to average total loans outstanding during period for Community Banking	0.01%	(0.01)%
Ratio of annualized net (recoveries) charge-offs to average total loans outstanding during period for Consumer Finance	(0.08)%	1.56%

1	Charge-offs and recoveries for real estate residential mortgages; commercial, financial and agricultural loans; equity lines and consumer loans were recorded at the community banking segment. Charge-offs and recoveries for consumer finance loans were recorded at the consumer finance segment. The mortgage banking segment had no charge-offs or recoveries for the three or nine months ended September 30, 2021 and 2020.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Table 10 presents the allocation of the allowance for loan losses as of the dates indicated.

TABLE 10: Allocation of Allowance for Loan Losses

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,834	$2,914
Real estate—construction [1]	792	975
Commercial, financial and agricultural [2]	11,120	10,696
Equity lines	598	687
Consumer	176	371
Consumer finance	23,927	23,513
Total allowance for loan losses	$39,447	$39,156
Ratio of loans to total period-end loans:
Real estate—residential mortgage	15%	16%
Real estate—construction [1]	4	4
Commercial, financial and agricultural [2]	52	52
Equity lines	3	4
Consumer	1	1
Consumer finance	25	23
	100%	100%
1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators are presented in Table 11 below.  The characteristics of these loan ratings are as follows:

●	Pass rated loans are to persons or business entities with an acceptable financial condition, appropriate collateral margins, appropriate cash flow to service the existing loan, and an appropriate leverage ratio. The borrower has paid all obligations as agreed and it is expected that this type of payment history will continue. When necessary, acceptable personal guarantors support the loan.

●	Special mention loans have a specific identified weakness in the borrower’s operations and in the borrower’s ability to generate positive cash flow on a sustained basis. The borrower’s recent payment history may be characterized by late payments. The Corporation’s risk exposure is mitigated by collateral supporting the loan. The collateral is considered to be well-margined, well maintained, accessible and readily marketable.

●	Substandard loans are considered to have specific and well-defined weaknesses that jeopardize the viability of the Corporation’s credit extension. The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantor(s) to pay the loan may not adequately protect the Corporation. There is a distinct possibility that the Corporation will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet the Corporation’s definition of impaired unless the loan is significantly past due and the borrower’s performance and financial condition provide evidence that it is probable that the Corporation will be unable to collect all amounts due.

●	Substandard nonaccrual loans have the same characteristics as substandard loans; however, they have a nonaccrual classification because it is probable that the Corporation will not be able to collect all amounts due.

●	Doubtful rated loans have all the weaknesses inherent in a loan that is classified substandard but with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high.
●	Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

TABLE 11: Credit Quality Indicators

Loans by credit quality indicators as of September 30, 2021 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$213,523	$873	$453	$317	$215,166
Real estate – construction [2]	53,845	—	—	—	53,845
Commercial, financial and agricultural [3]	695,210	16,784	7,595	2,235	721,824
Equity lines	42,475	137	84	185	42,881
Consumer	8,161	—	—	4	8,165
	$1,013,214	$17,794	$8,132	$2,741	$1,041,881

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$348,932	$198	$349,130
1	At September 30, 2021, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2020 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$215,712	$1,715	$595	$276	$218,298
Real estate – construction [2]	62,147	—	—	—	62,147
Commercial, financial and agricultural [3]	668,167	18,631	10,989	2,428	700,215
Equity lines	48,140	132	3	191	48,466
Consumer	10,832	48	41	107	11,028
	$1,004,998	$20,526	$11,628	$3,002	$1,040,154

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$311,850	$402	$312,252
1	At December 31, 2020, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

The decrease in substandard loans at September 30, 2021 compared to December 31, 2020 was due primarily to repayments. The decrease in special mention loans at September 30, 2021 compared to December 31, 2020 was due primarily to loans classified as commercial, financial and agricultural and residential mortgages that were rated special mention at December 31, 2020 and were rated pass at September 30, 2021.

Table 12 summarizes nonperforming assets as of the dates indicated.

TABLE 12: Nonperforming Assets

Community Banking Segment

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Loans, excluding purchased loans and PPP loans	$934,484	$862,917
Purchased performing loans[1]	60,911	87,096
Purchased credit impaired loans[1]	5,440	6,359
PPP loans[2]	31,452	76,527
Total loans	$1,032,287	$1,032,899

Nonaccrual loans	$2,555	$2,971
OREO[3]	857	907
Total nonperforming assets	$3,412	$3,878

Accruing loans past due for 90 days or more	$72	$145
Troubled debt restructurings (TDRs)[4]	$2,698	$3,575
Allowance for loan losses (ALL)	$14,822	$15,035
Nonperforming assets to total loans and OREO	0.33%	0.38%
ALL to total loans, excluding purchased credit impaired loans[5]	1.44	1.46
ALL to total loans, excluding purchased loans and PPP loans	1.59	1.74
ALL to total nonaccrual loans	580.16	506.06
Annualized net charge-offs to average total loans	0.01	0.01
1	Acquired loans are tracked in two separate categories – “purchased performing” and “purchased credit impaired.” The remaining discount for the purchased performing loans was $1.2 million at September 30, 2021 and $1.8 million at December 31, 2020. The remaining discount for the purchased credit impaired loans was $5.1 million at September 30, 2021 and $6.4 million at December 31, 2020.
2	The principal amount of outstanding PPP loans was $32.8 million at September 30, 2021 and $78.7 million at December 31, 2020.
3	OREO includes $835,000 at both September 30, 2021 and December 31, 2020 related to the land and buildings of the Bellgrade branch, which was consolidated into a nearby branch in 2019.
4	Nonaccrual loans include nonaccrual TDRs of $194,000 at September 30, 2021 and $257,000 at December 31, 2020.
5	The ratio of ALL to total loans, excluding purchased credit impaired loans, includes purchased performing loans and loans originated under the PPP for which no allowance for loan losses is required.

Mortgage Banking Segment

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Nonaccrual loans	$186	$31
Total loans	$9,594	$7,255
ALL	$698	$608
Nonaccrual loans to total loans	1.94%	0.43%
ALL to total loans	7.28	8.38

Consumer Finance Segment

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Nonaccrual loans	$198	$402
Accruing loans past due for 90 days or more	$—	$—
Repossessed assets	$196	$291
Total loans	$349,130	$312,252
ALL	$23,927	$23,513
Nonaccrual consumer finance loans to total consumer finance loans	0.06%	0.13%
ALL to total consumer finance loans	6.85	7.53
Annualized net (recoveries) charge-offs to average total loans	(0.08)	1.54

Nonperforming assets of the community banking segment totaled $3.4 million at September 30, 2021 compared to $3.9 million at December 31, 2020. Nonperforming assets consisted of $2.6 million in nonaccrual loans and $857,000 in OREO at September 30, 2021 and consisted of $3.0 million in nonaccrual loans and $907,000 in OREO at December 31, 2020.  Nonaccrual loans were comprised primarily of one commercial relationship at September 30, 2021 and December 31, 2020.

At September 30, 2021, the allowance for loan losses at the community banking segment decreased to $14.8 million, compared to $15.0 million at December 31, 2020.  The allowance for loan losses as a percentage of total loans at the community banking segment, excluding PCI loans, at September 30, 2021 decreased to 1.44 percent, compared to 1.46 percent at December 31, 2020.  The allowance for loan losses as a percentage of total loans excluding all purchased loans and loans originated under the PPP decreased to 1.59 percent at September 30, 2021, compared to 1.74 percent at December 31, 2020, as credit deterioration since the onset of the pandemic has so far not been experienced to the extent previously anticipated and as certain impaired loans have improved since December 31, 2020. As of September 30, 2021, compared to December 31, 2020, there have not been significant changes in the overall credit quality of the loan portfolio. We believe that PPP loans and other forms of government stimulus may have delayed and partially mitigated credit deterioration during the COVID-19 pandemic. The community banking segment recorded no provision for loan losses for the third quarter of 2021 and recorded a net reversal of provision for loan losses of $200,000 for the first nine months of 2021, as a partial release of qualitative adjustments to reserves related to the COVID-19 pandemic and improvement in impaired loans were partially offset by additional reserves related to growth in the loan portfolio. The community banking segment recorded provision for loan losses of $1.5 million and $3.9 million for the third quarter and first nine months of 2020, respectively, due primarily to qualitative adjustments to reserves established as a result of the COVID-19 pandemic and growth in certain segments of the loan portfolio.  Management believes that the level of the allowance for loan losses is sufficient to absorb losses inherent in the portfolio.  However, if there are further challenges to the economic recovery, including a resurgence in COVID-19 cases or challenges related to continuing supply chain disruption and lower overall employment, additional provision for loan losses may be required in future periods.

Nonaccrual loans at the consumer finance segment were $198,000 at September 30, 2021, compared to $402,000 at December 31, 2020. Nonaccrual consumer finance loans remain low relative to the allowance for loan losses and the total consumer finance loan portfolio because the consumer finance segment generally initiates repossession of loan collateral once a loan becomes more than 60 days delinquent and due to improvement in loan performance.  Repossessed vehicles of the consumer finance segment are classified as other assets and consist only of vehicles the Corporation has the legal right to sell.  Prior to the reclassification from loans to repossessed vehicles, the difference between the carrying amount of each loan and the fair value of each vehicle (i.e. the deficiency) is charged against the allowance for loan losses. At September 30, 2021, repossessed vehicles available for sale totaled $196,000, compared to $291,000 at December 31, 2020.

The consumer finance segment’s allowance for loan losses increased $413,000 to $23.9 million at September 30, 2021 from $23.5 million at December 31, 2020. The allowance for loan losses as a percentage of loans decreased to 6.85 percent at September 30, 2021, compared to 7.53 percent at December 31, 2020 as credit deterioration since the onset of the COVID-19 pandemic has so far not been experienced to the extent previously anticipated and due to continuing improvement in the credit quality of purchased loan contracts and lower net charge-offs.  Total delinquent loans as a percentage of total loans decreased to 1.92 percent at September 30, 2021 compared to 3.08 percent at December 31, 2020 and 2.48 percent at September 30, 2020.  Average amounts of payment deferrals on a monthly basis, which are not included in delinquent loans, were 1.21 percent and 2.04 percent as a percentage of average non-prime automobile loans outstanding for the third quarter of 2021 and 2020, respectively and were 1.13 percent and 3.38 percent for the first nine months of 2021 and 2020, respectively, as payment deferrals have fallen after temporarily increasing during the pandemic.  The consumer finance segment at times offers payment deferrals to borrowers as a portfolio management technique. The consumer finance segment experienced annualized net recoveries for the first nine months of 2021 of 0.08 percent of average total loans, compared to net charge-offs of 1.56 percent for the first nine months of 2020.  The decline in the net charge-off ratio for the first nine months of 2021 compared to the first nine months of 2020 reflects a lower number of charge-offs during 2021 as a result of improvement in loan performance and lower losses per loan charged off as a result of a strong used car market, which results in lower charge-offs upon sale of repossessed autos. Improvement in loan performance has resulted from the consumer finance segment continuing to purchase higher quality loans, including marine and RV loans, as well as borrowers benefitting from the government’s stimulus measures in response to the pandemic. The Corporation can give no assurance as to the how present or future government policies or stimulus measures will affect our borrowers or that prices for used cars will remain elevated. The consumer finance segment recorded provision for loan losses of $400,000 and $220,000 for the third quarter and first nine months of 2021, respectively, as additional reserves related to growth in the loan portfolio were partially offset by reserve releases related to qualitative adjustments arising from the COVID-19 pandemic, improvement in credit quality and lower net charge-offs. The consumer finance segment recorded provision for loan losses of $1.8 million and $5.7 million for the third quarter and first nine months of 2020, respectively, due primarily to qualitative adjustments to reserves established as a result of the COVID-19 pandemic and net charge-offs, partially offset by a reserve release due to improvement in credit quality.  Management believes that the level of the allowance for loan losses is sufficient to absorb losses inherent in the portfolio.  However, if there are further challenges to the economic recovery, including a resurgence in COVID-19 cases or challenges related to continuing supply chain disruption and lower overall employment, additional provision for loan losses may be required in future periods.

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

TABLE 13: Impaired Loans

Impaired loans, which included TDRs of $2.7 million, and the related allowance at September 30, 2021, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$1,550	$402	$1,042	$68	$1,566	$47
Commercial, financial and agricultural:
Commercial real estate lending	1,391	—	1,393	86	1,394	54
Commercial business lending	2,318	—	2,235	263	2,320	—
Equity lines	118	108	—	—	115	1
Consumer	—	—	—	—	—	—
Total	$5,377	$510	$4,670	$417	$5,395	$102

Impaired loans, which included TDRs of $3.6 million, and the related allowance at December 31, 2020, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$2,326	$931	$1,279	$77	$2,353	$105
Commercial, financial and agricultural:
Commercial real estate lending	1,397	—	1,397	89	1,404	73
Commercial business lending	2,430	—	2,428	585	2,573	—
Equity lines	120	111	—	—	119	2
Consumer	147	—	132	128	154	3
Total	$6,420	$1,042	$5,236	$879	$6,603	$183

TDRs at September 30, 2021 and December 31, 2020 were as follows:

TABLE 14: Troubled Debt Restructurings

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Accruing TDRs	$2,504	$3,318
Nonaccrual TDRs[1]	194	257
Total TDRs[2]	$2,698	$3,575
1	Included in nonaccrual loans in Table 12: Nonperforming Assets.
2	Included in impaired loans in Table 13: Impaired Loans.

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

The Corporation has accommodated certain borrowers affected by the COVID-19 pandemic by granting short-term payment deferrals or periods of interest-only payments.  Generally, a short-term payment deferral does not result in a loan modification being classified as a TDR. Furthermore, certain modifications are not required to be evaluated for classification as a TDR under statutory and regulatory relief related to the COVID-19 pandemic. There were no modifications offered during the first nine months of 2021 which were not evaluated for classification as a TDR. The Corporation has granted loan modifications related to COVID-19 on aggregate balances of $103.6 million since the beginning of the pandemic. At September 30, 2021, loans whose modification periods had not ended had aggregate balances of $23.5 million and all such loans are performing in accordance with their modified terms, which includes payments of interest. Management monitors the credit risk related to these loans and has adjusted risk ratings as applicable as of September 30, 2021. Management cannot predict the overall impact of the COVID-19 pandemic on its loan portfolio or the extent of payment deferrals or other modifications that may be granted.  Depending on the severity and duration of the economic disruption caused by the COVID-19 pandemic, the Corporation may experience an increase in delinquencies that may lead to further loan modifications, including loan modifications that may be classified as TDRs.

FINANCIAL CONDITION

At September 30, 2021, the Corporation had total assets of $2.2 billion, which was an increase of $123.1 million since December 31, 2020. The increase was attributable primarily to increases in cash reserves, available for sale securities and loans held for investment, partially offset by a decrease in loans held for sale, and was funded by growth in demand and savings deposits and short-term borrowings.

Loan Portfolio

Table 15 presents information pertaining to the composition of loans held for investment.

TABLE 15: Summary of Loans Held for Investment

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate—residential mortgage	$215,166	15%	$218,298	16%
Real estate—construction [1]	53,845	4	62,147	4
Commercial, financial, and agricultural [2]	721,824	52	700,215	52
Equity lines	42,881	3	48,466	4
Consumer	8,165	1	11,028	1
Consumer finance	349,130	25	312,252	23
Total loans	1,391,011	100%	1,352,406	100%
Less allowance for loan losses	(39,447)		(39,156)
Total loans, net	$1,351,564		$1,313,250
1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending (which includes loans originated under the PPP).

The increase in total loans from December 31, 2020 to September 30, 2021 was due primarily to commercial loan growth at the community banking segment and growth in the consumer finance segment.

Beginning in April 2020, the community banking segment originated loans under the PPP which are guaranteed by the SBA, and in some cases borrowers may be eligible to obtain forgiveness of the loans, in which case loans would be repaid by the SBA.  Net PPP origination fees recognized in the third quarter and first nine months of 2021 were $1.3 million and $3.4 million, respectively, compared to $455,000 and $832,000, respectively, in the same periods in 2020.  Since the second quarter of 2020, the community banking segment has recognized $4.9 million of net fees under the PPP, and deferred net PPP origination fees that remained unrecognized at September 30, 2021 were $1.4 million, which are expected to be recognized in 2021 and 2022. As repayment of PPP loans is guaranteed by the SBA, the community banking segment does not recognize a reserve for PPP loans in its allowance for loan losses.  Table 16 presents information pertaining to loans originated under the PPP.

TABLE 16: Paycheck Protection Program Loans

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Outstanding principal	$32,824	$78,684
Unrecognized deferred fees, net	(1,372)	(2,157)
	$31,452	$76,527

In evaluating the allowance for loan losses, the community banking segment considered its exposure to segments of the economy that it believes have been or will be most sensitive to the impacts of the COVID-19 pandemic.  Table 17 presents balances of loans to borrowers in these sensitive industries at September 30, 2021, excluding PPP loans, and the exposure of the community banking segment to those borrowers, which includes available credit.

TABLE 17: Sensitive Industries and Exposure

	September 30, 2021
(Dollars in thousands)	Balance	Exposure
Apartments	$86,693	$95,215
Health care[1]	64,608	66,348
Commercial real estate - retail[2]	41,396	45,242
Hospitality	14,382	31,721
Restaurants	14,023	14,497
Fitness centers and recreation	11,386	12,086
	$232,488	$265,109

________________________

1	Includes primarily loans secured by medical office buildings and assisted living facilities.
2	Includes loans secured by commercial real estate used or being constructed for use in a retail business, a majority of which are leased to unrelated retail tenants.

Investment Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At September 30, 2021 and December 31, 2020, all securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 18: Securities Available for Sale

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$62,572	17%	$48,282	17%
Mortgage-backed securities	186,120	51	123,714	43
Obligations of states and political subdivisions	96,305	27	102,805	36
Corporate and other debt securities	18,416	5	11,588	4
Total available for sale securities at fair value	$363,413	100%	$286,389	100%

Securities available for sale increased by $77.0 million to $363.4 million at September 30, 2021, compared to $286.4 million at December 31, 2020, due primarily to purchases of mortgage-backed securities and U.S. government agency debt securities with short maturities, in order to utilize excess liquidity by investing in debt securities rather than holding lower-yielding cash reserves.

For more information about the Corporation's securities available for sale, including information about securities in an unrealized loss position at September 30, 2021 and December 31, 2020, see Part I, Item 1, “Financial Statements” under the heading “Note 3: Securities” in this Quarterly Report on Form 10-Q.

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first nine months of 2021, deposits increased $100.9 million to $1.85 billion at September 30, 2021, compared to $1.75 billion at December 31, 2020. Demand and savings deposits increased $129.4 million and time deposits decreased $28.5 million during the same period. This increase in demand and savings deposits was due in part to opening new deposit accounts and higher balances in existing deposit accounts.

The Corporation had $4,000 in brokered money market and time deposits outstanding at September 30, 2021, compared to $6.1 million at December 31, 2020. The source of these brokered deposits is primarily uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Borrowings

Borrowings increased to $92.8 million at September 30, 2021 from $76.2 million at December 31, 2020 due primarily to a number of commercial deposit customers seeking to provide secured funding through purchases of securities under agreements to resell, and fluctuations in balances with these customers.

Off-Balance Sheet Arrangements

As of September 30, 2021, there have been no material changes to the off-balance sheet arrangements disclosed in Part II, Item 7, "Management's Discussion and Analysis," under the heading "Off-Balance-Sheet Arrangements" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020.

At September 30, 2021, the mortgage banking segment had $136.0 million of interest rate lock commitments (IRLCs) and $102.1 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $238.1 million in mortgage loans.  Also at September 30, 2021, the mortgage banking segment had $12.1 million of IRLCs and $10.6 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using forward sales of $16.5 million of TBA securities and mandatory-delivery forward sales contracts for $5.3 million in mortgage loans.

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

The Corporation has interest rate swaps that qualify and are designated as cash flow hedges. The Corporation’s cash flow hedges effectively modify the Corporation’s exposure to interest rate risk by converting variable rates of interest on $25.0 million of the Corporation’s trust preferred capital notes to fixed rates of interest for periods that end between June 2024 and June 2029. The cash flow hedges’ total notional amount is $25.0 million. At September 30, 2021, the cash flow hedges had a fair value of $960,000, which is recorded in other liabilities.  The net gain/loss on the cash flow hedges is recognized as a component of other comprehensive income and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings.

The Corporation also enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs.  The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms.  The net effect of these interest rate swaps and the related loans is that the customer pays a fixed rate of interest and the Corporation receives a floating rate.  At September 30, 2021, the total notional amount of the interest rate swaps related to these loans was $167.6 million and the interest rate swaps had a net fair value of zero, with $5.0 million recognized in other assets and $5.0 million recognized in other liabilities.  These swaps are not designated as hedging instruments; therefore, changes in fair value are recorded in other noninterest expense.

The Corporation’s contracts with dealer counterparties for interest rate swaps and forward sales of TBA securities require the Corporation to post collateral for derivative instruments in a loss position, subject to certain thresholds and offsets.  At September 30, 2021 and at December 31, 2020, $6.0 million and $9.9 million, respectively, of cash collateral was maintained with dealer counterparties and was included in “Other assets” in the Consolidated Balance Sheets.

Contractual Obligations

As of September 30, 2021, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading “Table 22: Contractual Obligations” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available for sale, totaled $405.0 million at September 30, 2021, compared to $227.9 million at December 31, 2020. The Corporation’s funding sources, including capacity, amount outstanding and amount available at September 30, 2021 are presented in Table 19.

TABLE 19: Funding Sources

	September 30, 2021
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$95,000	$—	$95,000
Repurchase lines of credit	35,000	—	35,000
Borrowings from FHLB	228,349	—	228,349
Borrowings from Federal Reserve Bank	112,137	—	112,137
Revolving bank line of credit	50,000	—	50,000
Total	$520,486	$—	$520,486

We have no reason to believe these arrangements will not be renewed at maturity.  During the three and nine months ended September 30, 2021, the Corporation pledged additional loans as collateral in order to increase available liquidity at the Federal Home Loan Bank of Atlanta (FHLB) that had been unpledged as of December 31, 2020.  Additional loans and securities are available that can be pledged as collateral for future borrowings from the Federal Reserve Bank or the FHLB above the current lendable collateral value. Our ability to maintain sufficient liquidity may be affected by numerous factors, including economic conditions nationally and in our markets. Depending on our liquidity levels, our capital position, conditions in the capital markets, our business operations and initiatives, and other factors, we may from time to time consider the issuance of debt, equity or other securities or other possible capital market transactions, the proceeds of which could provide additional liquidity for our operations.

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

TABLE 20: Regulatory Capital

	September 30, 2021
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$253,408	15.5%	$131,064	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	208,695	12.7	98,298	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	183,695	11.2	73,723	4.5		N/A	N/A
Tier 1 leverage ratio	208,695	9.7	86,119	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$231,261	14.4%	$128,928	8.0%		$161,160	10.0%
Tier 1 risk-based capital ratio	210,878	13.1	96,696	6.0		128,928	8.0
Common Equity Tier 1 capital ratio	210,878	13.1	72,522	4.5		104,754	6.5
Tier 1 leverage ratio	210,878	9.9	85,212	4.0		106,515	5.0

	December 31, 2020
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$240,060	15.2%	$125,947	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	196,140	12.5	94,460	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	171,140	10.9	70,845	4.5		N/A	N/A
Tier 1 leverage ratio	196,140	9.6	81,414	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$214,151	13.8%	$124,291	8.0%		$155,364	10.0%
Tier 1 risk-based capital ratio	194,487	12.5	93,219	6.0		124,291	8.0
Common Equity Tier 1 capital ratio	194,487	12.5	69,914	4.5		100,987	6.5
Tier 1 leverage ratio	194,487	9.6	80,640	4.0		100,800	5.0

The regulatory risk-based capital amounts presented above include:  (1) common equity tier 1 capital (CET1) which consists principally of common stock (including surplus) and retained earnings with adjustments for goodwill and intangible assets; (2) Tier 1 capital which consists principally of CET1 plus the Corporation’s “grandfathered” trust preferred securities; and (3) Tier 2 capital which consists principally of Tier 1 capital plus a limited amount of the allowance for loan losses and the Corporation’s subordinated notes, as discussed further below.  The Total Capital ratio, Tier 1 Capital ratio and CET1 ratio are calculated as a percentage of risk-weighted assets. The Tier 1 Leverage ratio is calculated as a percentage of average tangible assets.  In addition, the Corporation has made the one-time irrevocable election to continue treating accumulated other comprehensive income (AOCI) under regulatory standards that were in place prior to the Basel III Final Rule in order to eliminate volatility of regulatory capital that can result from fluctuations in AOCI and the inclusion of AOCI in regulatory capital, as would otherwise be required under the Basel III Capital Rule.  For additional information about the Basel III Final Rules, see “Item 1. Business” under the heading “Regulation and Supervision” and “Item 8. Financial Statements and Supplementary Data,” under the heading “Note 18: Regulatory Requirements and Restrictions” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020.

The Basel III rules established a “capital conservation buffer” of 2.5 percent above the regulatory minimum risk-based capital ratios, which is not included in the table above.  Including the capital conservation buffer, the minimum ratios are a common equity Tier I risk-based capital ratio of 7.0 percent, a Tier I risk-based capital ratio of 8.5 percent, and a total risk-based capital ratio of 10.5 percent.  The Corporation and the Bank exceeded these ratios at September 30, 2021 and December 31, 2020.

Total capital of the Corporation includes subordinated notes of $24.0 million, of which $20.0 million was issued in the third quarter of 2020 to support general corporate purposes and future growth opportunities.

In November 2020, the Board of Directors of the Corporation authorized a program, effective November 17, 2020, to repurchase up to 365,000 shares of the Corporation’s common stock (the Repurchase Program) through November 30, 2021.  Repurchases under the program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. During the third quarter and first nine months of 2021, the Corporation repurchased $2.7 million and $7.2 million, respectively, of its common stock. As of September 30, 2021, the Corporation has made aggregate common stock repurchases of 150,333 shares for an aggregate amount repurchased cost of $7.5 million under the Repurchase Program.

Effects of Inflation and Changing Prices

The Corporation’s financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP).  U.S. GAAP presently requires the Corporation to measure financial position and operating results primarily in terms of historical dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Corporation is reflected in increased operating costs. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in prices. While interest rates are greatly influenced by changes in inflation and expected inflation, they are sensitive to many factors and do not necessarily change at the same rate or in the same magnitude as rates of inflation. Rising inflation could result in adverse impacts on the economies in our markets and on our customers, which may affect demand for our products and services.

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

TABLE 21: Reconciliation of Certain Non-GAAP Financial Measures

(Dollars in thousands except for per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Certain Non-GAAP Financial Measures	2021	2020	2021	2020

Adjusted Net Income and Earnings Per Share
Net income, as reported	$7,827	$6,918	$23,082	$14,300
Merger related expenses[1]	-	-	-	1,132
Branch consolidation[2]	(107)	-	(107)	222
Change in tax law	-	(23)	-	(326)
Adjusted net income	$7,720	$6,895	$22,975	$15,328

Weighted average shares - basic and diluted	3,550,001	3,648,515	3,626,083	3,646,951

Earnings per share - basic and diluted, as reported	$2.16	$1.86	$6.27	$3.87
Merger related expenses	-	-	-	0.31
Branch consolidation	(0.03)	-	(0.03)	0.06
Change in tax law	-	(0.01)	-	(0.09)
Adjusted earnings per share - basic and diluted	$2.13	$1.85	$6.24	$4.15

Adjusted Return on Average Equity (ROE)
Average total equity, as reported	$199,954	$178,843	$195,156	$177,630

Annualized ROE, as reported	15.66%	15.47%	15.77%	10.73%
Adjusted annualized ROE	15.44%	15.42%	15.69%	11.50%

Adjusted Return on Average Assets (ROA)
Average total assets, as reported	$2,178,742	$1,992,244	$2,146,550	$1,931,968

Annualized ROA, as reported	1.44%	1.39%	1.43%	0.99%
Adjusted annualized ROA	1.42%	1.38%	1.43%	1.06%

Adjusted Net Income, Community Banking Segment
Net income, community banking segment, as reported	$4,166	$1,312	$10,884	$2,263
Merger related expenses[1]	-	-	-	1,032
Branch consolidation[2]	(107)	-	(107)	222
Change in tax law	-	(23)	-	(326)
Adjusted net income, community banking segment	$4,059	$1,289	$10,777	$3,191

Fully Taxable Equivalent Net Interest Income[3]
Interest income on loans	$22,120	$22,506	$66,399	$67,607
FTE adjustment	25	31	70	92
FTE interest income on loans	$22,145	$22,537	$66,469	$67,699

Interest income on securities	$1,407	$1,284	$3,976	$3,895
FTE adjustment	106	133	346	403
FTE interest income on securities	$1,513	$1,417	$4,322	$4,298

Total interest income	$23,604	$23,822	$70,546	$72,184
FTE adjustment	131	164	416	495
FTE interest income	$23,735	$23,986	$70,962	$72,679

Net interest income	$21,618	$20,845	$64,022	$61,702
FTE adjustment	131	164	416	495
FTE net interest income	$21,749	$21,009	$64,438	$62,197

_____________________

1	Merger related expenses are net of related income taxes of $264,000 for the nine months ended September 30, 2020.
2	Branch consolidation charges consist of income tax benefits of $107,000 for both the third quarter and first nine months of 2021. Branch consolidation charges are net of related income taxes of $59,000 for the nine months ended September 30, 2020.
3	Assuming a tax rate of 21%.

(Dollars in thousands except for per share data)	September 30, 2021	December 31, 2020
Tangible Book Value Per Share
Equity attributable to C&F Financial Corporation	$204,432	$193,805
Less goodwill	25,191	25,191
Less other intangible assets	2,055	2,291
Tangible equity attributable to C&F Financial Corporation	$177,186	$166,323

Shares outstanding	3,537,894	3,670,301

Book value per share	$57.78	$52.80
Tangible book value per share	$50.08	$45.32

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Corporation’s expectations, plans, objectives or beliefs regarding future financial performance and other statements that are not historical facts.  These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to statements regarding expected future operations and financial performance; potential effects of the COVID-19 pandemic or the emergence of variants of COVID-19, including on asset quality, the allowance for loan losses, provision for loan losses, interest rates and results of operations, future dividend payments, charge-offs, net interest margin compression and items affecting net interest margin, including future repricing of time deposits at maturity and the impact of repaying certain long-term borrowings, strategic business initiatives and the anticipated effects thereof, including new or consolidated facilities, lending under the PPP loan program, future recognition of PPP origination fees, margin compression, mortgage loan originations, technology initiatives, our diversified business strategy, asset quality, credit quality, including the effect of PPP loans and government stimulus related to COVID-19 on credit quality, adequacy of allowances for loan losses and the level of future charge-offs, liquidity and capital levels, the effect of future market and industry trends and the effects of future interest rate levels and fluctuations. These forward-looking statements are subject to significant risks and uncertainties due to factors that could have a material adverse effect on the operations and future prospects of the Corporation, including, but not limited to, changes in:

●interest rates, such as volatility in short-term interest rates or yields on U.S. Treasury bonds and increases or volatility in mortgage interest rates
●general business conditions, as well as conditions within the financial markets
●general economic conditions, including unemployment levels and slowdowns in economic growth, and particularly related to further and sustained economic impacts of the COVID-19 pandemic or variants thereof
●the effectiveness of the Corporation’s efforts to respond to COVID-19 or variants thereof, the severity and duration of the COVID-19 pandemic, the availability and effectiveness of COVID-19 vaccinations and treatments, the pace of economic recovery when the COVID-19 pandemic subsides and the heightened impact it has on many of the risks described herein and in other reports we file with the SEC
●potential claims, damages and fines related to litigation or government actions, including litigation or actions arising from the Corporation’s participation in and administration of programs related to COVID-19, including, among other things, the PPP under the CARES Act
●the legislative and regulatory climate, regulatory initiatives with respect to financial institutions, products and services, the Consumer Financial Protection Bureau (the CFPB) and the regulatory and enforcement activities of the CFPB
●monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Federal Reserve Board, and the effect of these policies on interest rates and business in our markets
●the value of securities held in the Corporation’s investment portfolios
●the quality or composition of the loan portfolios and the value of the collateral securing those loans
●the inventory level and pricing of used automobiles, including sales prices of repossessed vehicles
●the level of net charge-offs on loans and the adequacy of our allowance for loan losses
●the level of indemnification losses related to mortgage loans sold
●deposit flows

●the strength of the Corporation’s counterparties
●competition from both banks and non-banks, including competition in the non-prime automobile, marine and RV finance markets
●demand for financial services in the Corporation’s market area, including demand for loan products
●reliance on third parties for key services
●the commercial and residential real estate markets
●the demand in the secondary residential mortgage loan markets
●the Corporation’s technology initiatives and other strategic initiatives
●the Corporation’s branch expansions and consolidations
●cyber threats, attacks or events
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

ITEM 4.CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2021 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

There were no changes in the Corporation’s internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors authorized a program, effective November 17, 2020, to repurchase up to 365,000 shares of the Corporation’s common stock through November 30, 2021 (the Repurchase Program). Repurchases under the Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act and shares repurchased will be returned to the status of authorized and unissued shares of common stock. There were 52,619 shares repurchased under the Repurchase Program during the third quarter of 2021. As of September 30, 2021, the Corporation has made aggregate common stock repurchases of 150,333 shares for an aggregate cost of $7.5 million under the Repurchase Program.

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended September 30, 2021.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
	Shares Purchased[1]	per Share	Programs	Programs
July 1, 2021 - July 31, 2021	41,854	$51.39	41,854	225,432
August 1, 2021 - August 31, 2021	10,765	53.32	10,765	214,667
September 1, 2021 - September 30, 2021	285	50.18	—	214,667
Total	52,904	$51.78	52,619

1	During the three months ended September 30, 2021, 285 shares were withheld upon the vesting of restricted shares granted to employees of the Corporation and its subsidiaries in order to satisfy tax withholding obligations.

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

101

The following financial statements from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL, filed herewith: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included within Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	November 2, 2021	By:	/s/ Thomas F. Cherry
Thomas F. Cherry
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2021		/s/ Jason E. Long
Jason E. Long
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)