Form 10-K
period 2021-12-31
C & F FINANCIAL CORP
filed 2022-03-01
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s second fiscal quarter, was $171,470,670.

There were 3,552,278 shares of common stock, $1.00 par value per share, outstanding as of February 28, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 19, 2022 are incorporated by reference in Part III of this report.

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Corporation’s expectations, plans, objectives or beliefs regarding future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to: statements regarding expected future operations and financial performance; potential effects of the COVID-19 pandemic, including on asset quality, the allowance for loan losses, provision for loan losses, interest rates, and results of operations; future dividend payments; competition, including our competitors increased adoption of digital platforms; data-driven commerce; inflation; cybersecurity risks; our loan portfolio; our digital services; deposits; improving operational efficiencies; retention of qualified loan officers; higher quality automobile loan contracts, marine and RV lending; charge-offs; changes in net interest margin and items affecting net interest margin; strategic business initiatives and the anticipated effects thereof, including lending under the Paycheck Protection Program (PPP) loan program; future recognition of PPP origination fees; mortgage loan originations; technology initiatives; our diversified business strategy; asset quality, including the effect of PPP loans and government stimulus related to COVID-19 on credit quality; adequacy of allowances for loan losses and the level of future charge-offs; liquidity and capital levels; the effect of future market and industry trends, including changes in the markets for residential real estate and used automobiles; and the effects of future interest rate levels and fluctuations.  These forward-looking statements are subject to significant risks and uncertainties due to factors that could have a material adverse effect on the operations and future prospects of the Corporation including, but not limited to, changes in:

●interest rates, such as volatility in short-term interest rates or yields on U.S. Treasury bonds and increases or volatility in mortgage interest rates

●general business conditions, as well as conditions within the financial markets

●general economic conditions, including unemployment levels and slowdowns in economic growth, and particularly related to further and sustained economic impacts of the COVID-19 pandemic

●the effectiveness of the Corporation’s efforts to respond to COVID-19, the severity and duration of the COVID-19 pandemic, the acceptance and effectiveness of COVID-19 vaccinations and treatments, and the pace of economic recovery when the COVID-19 pandemic subsides

●potential claims, damages and fines related to litigation or government actions, including litigation or actions arising from the Corporation’s participation in and administration of programs related to COVID-19, including, among other things, the PPP under the Coronavirus Aid, Recovery, and Economic Security Act (the CARES Act)

●the legislative/regulatory climate, regulatory initiatives with respect to financial institutions, products and services, the Consumer Financial Protection Bureau (the CFPB) and the regulatory and enforcement activities of the CFPB

●monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System (the Federal Reserve Board), and the effect of these policies on interest rates and business in our markets

●demand for financial services in the Corporation’s market area, including demand for loan products, and the impact of changes in demand on loan growth

●the value of securities held in the Corporation’s investment portfolios

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

●the level of net charge-offs on loans and the adequacy of our allowance for loan losses

●the level of indemnification losses related to mortgage loans sold

●deposit flows

●the strength of the Corporation’s counterparties

●competition from both banks and non-banks, including competition in the non-prime automobile finance and prime marine and recreational vehicle finance markets

●reliance on third parties for key services

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

The Corporation operates in a decentralized manner in three principal business segments: (1) community banking through C&F Bank and C&F Wealth Management Corporation (C&F Wealth Management), (2) mortgage banking through C&F Mortgage Corporation (C&F Mortgage) and (3) consumer finance through C&F Finance Company (C&F Finance). For detailed information about the financial condition and results of operations of these segments, see “Note 20: Business Segments” in Item 8. “Financial Statements and Supplementary Data” in this report. C&F Insurance Services, Inc. and CVB Title Services, Inc. were organized for the primary purpose of owning equity interests in an independent insurance agency and a full service title and settlement agency, respectively. The financial position and operating results of C&F Insurance Services, Inc. and CVB Title Services, Inc. are not significant to the Corporation as a whole.

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

Community Banking

We provide community banking services through C&F Bank. C&F Bank provides community banking services at its main office in West Point, Virginia, and 30 Virginia branches located one each in the counties of Albermarle, Goochland, Hanover, Middlesex, Powhatan, Stafford and York and the towns and cities of Charlottesville, Hampton, Montross, Newport News, Richmond, Warsaw and Williamsburg, two each in the counties of Cumberland, James City, King George, and New Kent, and four each in the counties of Chesterfield and Henrico. These branches provide a wide range of banking services to individuals and businesses. These services include various types of checking and savings deposit accounts, as well as business, real estate, development, mortgage, home equity and installment loans. The Bank also offers ATMs, internet and mobile banking, peer-to-peer payment capabilities and debit cards, as well as safe deposit box rentals, notary public, electronic transfer and other customary bank services to its customers. C&F Bank manages its commercial lending portfolio primarily through commercial lending offices located in Charlottesville, Chesapeake,

Richmond and Williamsburg, Virginia. C&F Wealth Management, which was organized in April 1995, is a full-service brokerage firm offering a comprehensive range of wealth management services and insurance products through third-party service providers primarily at C&F Bank branch locations. Revenues from community banking operations consist primarily of interest earned on loans and investment securities, fees earned on deposit accounts and debit card interchange, and net revenues from offering wealth management services and insurance products. Community banking revenues and operations are not materially affected by seasonal factors; however, public deposits tend to increase with tax collections primarily in the fourth quarter of each year and decline with spending thereafter. At December 31, 2021, assets of the community banking segment totaled $2.1 billion. For the year ended December 31, 2021, net income for this segment totaled $14.1 million.

Mortgage Banking

We conduct mortgage banking activities through C&F Mortgage, which was organized in September 1995, and its 51%-owned subsidiary, C&F Select LLC, which was organized in January 2019. C&F Mortgage provides mortgage loan origination services through 14 locations in Virginia, two in North Carolina, and one each in Maryland, South Carolina, and West Virginia. The Virginia offices are located one each in Charlottesville, Chesapeake, Fishersville, Fredericksburg, Glen Allen, Harrisonburg, Richmond, Waynesboro, and Yorktown, two in Williamsburg, and three in Midlothian. The North Carolina offices are located in Gastonia and Moyock. The Maryland office is located in Clarksville. The South Carolina office is located in Fort Mill.  The West Virginia office is located in Keyser.  C&F Select LLC provides mortgage loan origination services through two locations in Richmond, Virginia.  The mortgage banking segment offers a wide variety of residential mortgage loans, which are originated for sale generally to the following investors: PennyMac Corporation; AmeriHome Mortgage Company, LLC; Wells Fargo Home Mortgage; Truist Financial Corporation; US Bank N.A.; Virginia Housing and Planet Home Lending, LLC. The mortgage banking segment does not securitize loans. C&F Bank may also purchase mortgage loans from the mortgage banking segment. The mortgage banking segment originates conventional mortgage loans, mortgage loans insured by the Federal Housing Administration (the FHA), and mortgage loans guaranteed by the United States Department of Agriculture (the USDA) and the Veterans Administration (the VA). A majority of the conventional loans are conforming loans that qualify for purchase by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The remainder of the conventional loans are non-conforming in that they do not meet Fannie Mae or Freddie Mac guidelines, but are eligible for sale to various other investors. The mortgage banking segment also has a division, Lender Solutions, that provides certain mortgage loan origination functions as a service to third party mortgage lenders and a subsidiary, Certified Appraisals LLC, which provides ancillary mortgage loan production services to third parties for residential appraisals. Revenues from mortgage banking operations consist principally of gains on sales of loans to investors in the secondary mortgage market, loan origination fee income, interest earned on mortgage loans held for sale and mortgage lender services income through Lender Solutions. Revenues and income from mortgage banking, which are driven primarily by the origination and sale of mortage loans, are subject to seasonal factors, including the volume of home sales in the residential real estate market, which typically rises during spring and summer months and declines during fall and winter months. However, seasonal trends may be disrupted by cyclical and other economic factors that affect the residential real estate market. At December 31, 2021, assets of the mortgage banking segment totaled $105.3 million. For the year ended December 31, 2021, net income for this segment totaled $7.7 million.

Consumer Finance

We conduct consumer finance activities through C&F Finance. C&F Finance is a regional finance company purchasing automobile, marine and recreational vehicle (RV) loans throughout Virginia and in portions of Alabama, Colorado, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Minnesota, Missouri, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas and West Virginia through its offices in Richmond and Hampton, Virginia. C&F Finance is an indirect lender that primarily provides automobile financing through lending programs that are designed to serve customers in the “non-prime” market who have limited access to traditional automobile financing. C&F Finance generally purchases automobile retail installment sales contracts from manufacturer-franchised dealerships with used-car operations and through selected independent dealerships. C&F Finance selects these dealers based on the types of vehicles sold. Specifically, C&F Finance prefers to finance later model, low mileage used vehicles because the value of new vehicles typically depreciates rapidly. The typical borrowers on the automobile retail installment sales contracts purchased have experienced prior credit difficulties. Because C&F Finance serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, C&F Finance typically charges interest at higher rates than those charged by traditional financing sources. In addition, because C&F Finance provides financing in a relatively high-risk market, it expects to experience a higher level of credit losses than financing sources that lend primarily to more credit-worthy borrowers. In addition to automobile financing, beginning in 2018, C&F Finance expanded its lending portfolio to include marine and RV loan contracts. These contracts are also purchased on an indirect basis through a referral program administered by a third party. While our automobile loan contracts are primarily with non-prime borrowers, these marine and RV loan contracts are for prime loans made to individuals with higher credit scores, and they are priced at rates substantially lower than our non-prime automobile loans. Revenues from consumer finance operations consist principally of interest earned on automobile, marine and RV loans. While the consumer finance segment’s loans outstanding and interest income are not materially affected by seasonal factors, delinquencies on automobile loans are generally highest in the period from November through January, related in part to seasonal trends affecting borrowers, including consumer spending. At December 31, 2021, assets of the consumer finance segment totaled $371.9 million. For the year ended December 31, 2021, net income for this segment totaled $10.0 million.

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

Acquiring and retaining strong talent is a top strategic priority for each of the Corporation’s businesses. We provide a competitive compensation and benefits program to help meet the needs of our employees, including benefits that incentivize retention and reward longevity. We support the health and well-being of our employees through a comprehensive program designed to increase employee focus on wellness and prevention, including the benefit plans we offer, health incentives and dedicated healthcare resources for employees and their families provided through onsite health centers located at our offices in Toano and Richmond, Virginia and virtually. We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within our organization. We have created career paths for specific positions that are designed to encourage an employee’s advancement and growth within our organization, and we aim to provide employees with the skills and opportunities they need to achieve their career goals and become leaders in our businesses.

At December 31, 2021, we employed 650 full-time equivalent employees. We consider relations with our employees to be excellent. We strive for our workforce to reflect the diversity of the customers and communities we serve. Our selection and promotion processes are without bias and include the active recruitment of minorities and women. At December 31, 2021, women represented 67 percent of our employees, and racial and ethnic minorities represented 19 percent of our employees.  We also aim for our employees to develop their careers in our businesses.  At December 31, 2021, 23 percent of our employees have been employed by the Corporation or its subsidiaries for at least 15 years.

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

The banking business in Virginia, and specifically in the Bank’s primary service areas of eastern and central Virginia, is highly competitive for both loans and deposits, and is dominated by a relatively small number of large banks with many offices operating over a wide geographic area. Among the advantages such large banks have are their ability to finance wide-ranging advertising campaigns, to maximize efficiencies through economies of scale and, by virtue of their greater total capitalization, to have substantially higher lending limits than the Bank.

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

Consumer Finance

The automobile finance business is highly competitive. The automobile finance market is highly fragmented and is served by a variety of financial entities, including the captive finance affiliates of major automotive manufacturers, banks, savings associations, credit unions and independent finance companies. Many of these competitors have substantially greater financial resources and lower costs of funds than our finance subsidiary. In addition, competitors often provide financing on terms that are more favorable to automobile purchasers or dealers than the terms C&F Finance offers. Many of these competitors also have long-standing relationships with automobile dealerships and may offer dealerships or their customers other forms of financing, including dealer floor plan financing and leasing, which we do not.

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

Basel III Capital Framework. The Federal Reserve Board and the FDIC have adopted rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and standards for calculating risk-weighted assets and risk-based capital measurements (collectively, the Basel III Final Rules) that apply to banking institutions they supervise. For the purposes of these capital rules, (i) common equity tier 1 capital (CET1) consists principally of common stock (including surplus) and retained earnings; (ii) Tier 1 capital consists principally of CET1 plus non-cumulative preferred stock and related surplus, and certain grandfathered cumulative preferred stocks and trust preferred securities; and (iii) Tier 2 capital consists of other capital instruments, principally qualifying subordinated debt and preferred stock, and limited amounts of an institution’s allowance for loan losses. Each regulatory capital classification is subject to certain adjustments and limitations, as implemented by the Basel III Final Rules. The Basel III Final Rules also establish risk weightings that are applied to many classes of assets held by community banks, importantly including applying higher risk weightings to certain commercial real estate loans. The Basel III Final Rules also include a requirement that banks maintain additional capital known as the “capital conservation buffer.”

The Basel III Final Rules and capital conservation buffer require banks and bank holding companies to maintain:

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

The Basel III Final Rules provide deductions from and adjustments to regulatory capital measures, primarily to CET1, including deductions and adjustments that were not applied to reduce CET1 under historical regulatory capital rules. For example, mortgage servicing rights, deferred tax assets dependent upon future taxable income, and significant investments in non-consolidated financial entities must be deducted from CET1 to the extent that any one such category exceeds 25 percent of CET1.

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

As of December 31, 2021, the Bank met all capital adequacy requirements under the Basel III Final Rules, including the capital conservation buffer.

Community Bank Leverage Ratio. As required by the EGRRCPA, the federal banking agencies have implemented the Community Bank Leverage Ratio Framework (the CBLRF), which is based on the ratio of a bank’s tangible equity capital to average total consolidated assets.  To qualify for the CBLRF, a bank must have less than $10 billion in total consolidated assets, limited amounts of off-balance sheet exposures and trading assets and liabilities, and a leverage ratio greater than 9 percent. A bank that elects the CBLRF and has a leverage ratio greater than 9 percent will be considered to be in compliance with Basel III capital requirements and exempt from the complex Basel III calculations and will also be deemed “well capitalized” under Prompt Corrective Action regulations, discussed below.  A bank that falls out of compliance with the CBLRF will have a two-quarter grace period to come back into full compliance, provided its leverage ratio remains above 8 percent (a bank will be deemed “well capitalized” during the grace period).  The CBLRF became available beginning March 31, 2020, with the flexibility for banking organizations to subsequently opt into or out of the CBLRF, as applicable.  The federal banking agencies issued an interim final rule in April 2020 to implement certain provisions of the CARES Act that temporarily modified the minimum leverage ratio requirements of the CBLRF.  The minimum leverage ratio requirement was reduced from 9 percent to 8 percent for the second through fourth quarters of 2020 and 8.5 percent through 2021.  A bank that falls out of compliance with the CBLRF will have a two-quarter grace period to come back into full compliance, provided its leverage ratio remains no more than 100 basis points below the applicable minimum leverage ratio requirement.  The Bank has not elected to opt into the CBLRF.

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

Deposit Insurance Assessments.  The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets minus average tangible equity (defined as Tier 1 capital). As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2 percent for the DIF and, in lieu of dividends, provides for a lower assessment rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. An institution's assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average CAMELS component rating, and is subject to further adjustments including those related to levels of unsecured debt and brokered deposits (not applicable to banks with less than $10 billion in assets).  At December 31, 2021, total base assessment rates for institutions that have been insured for at least five years range from 1.5 to 30 basis points applying to banks with less than $10 billion in assets.

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. As of September 30, 2021, the designated reserve ratio was 2.00 percent and the minimum designated reserve ratio was 1.35 percent.Although the DIF declined below the minimum level of 1.35% during 2020 due to the impact of significant deposit increases which led the FDIC to adopt a DIF restoration plan, and the DIF was 1.27% at September 30, 2021, the FDIC has not increased base assessment rates.

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

Federal Home Loan Bank of Atlanta. The Bank is a member of the Federal Home Loan Bank (FHLB) of Atlanta, which is one of 11 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB. At December 31, 2021, the Bank owned $1.0 million of FHLB stock.

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

In addition to regulations applicable to the Bank’s mortgage origination activities, C&F Mortgage is subject to the rules and regulations of, and examination by, the Department of Housing and Urban Development (HUD), the FHA, the USDA, the VA and state regulatory authorities with respect to originating, processing and selling mortgage loans. Those rules and regulations, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features and fix maximum interest rates and fees.

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

Certain federal regulatory agencies, and in particular, the CFPB, the Federal Trade Commission, and the Federal Reserve Board, as well as certain state agencies, have recently become more active in investigating the products, services and operations of banks and other finance companies engaged in auto finance activities. These investigations have extended to banks that engage in indirect automobile lending. As of January 1, 2022, the Corporation and C&F Finance were not subject to supervision by the CFPB.

Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of any bank to accept, renew or roll over any brokered deposit unless it is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” However, as a result of the EGRRCPA, the FDIC undertook a comprehensive review of its regulatory approach to brokered deposits, including reciprocal deposits, and interest rate caps applicable to banks that are less than

“well capitalized.” On December 15, 2020, the FDIC issued final rules that amend the FDIC’s methodology for calculating interest rate caps, provide a new process for banks that seek FDIC approval to offer a competitive rate on deposits when the prevailing rate in the bank’s local market exceeds the national rate cap, and provides specific exemptions and streamlined application and notice procedures for certain deposit-placement arrangements that are not subject to brokered deposit restrictions. These final rules were effective on April 1, 2021.

Other Regulations

Prompt Corrective Action. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2021, the Bank was considered “well capitalized.”

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

In December 2021, FinCEN proposed the first of three sets of rules that it will issue to implement the beneficial ownership reporting requirements of the CTA, with subsequent rulemakings expected (i) to implement the CTA’s protocols for access to and disclosure of beneficial ownership information, and (ii) to revise the existing customer due diligence requirements that apply to the Corporation, the Bank and many other financial institutions, to ensure consistency between these requirements and the beneficial ownership reporting rules. The Corporation is unable to determine the ultimate impact of the CTA and related regulations on the Corporation and its subsidiaries, including the Bank. The Corporation will continue to monitor regulatory developments related to the CTA, including future FinCEN rulemakings.

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

On November 18, 2021, the federal bank regulatory agencies issued a final rule to improve the sharing of information about cyber incidents that may affect the U.S. banking system. The rule requires a banking organization to notify its primary federal regulator of any significant computer-security incident as soon as possible and no later than 36 hours after the banking organization determines that a cyber incident has occurred. Notification is required for incidents that have materially affected—or are reasonably likely to materially affect—the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. In addition, the rule requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours. Compliance with the final rule is required by May 1, 2022. The Corporation and the Bank are currently assessing the impact of this rule, but do not anticipate any material impact to their respective operations at this time.

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

COVID-19 Related Regulatory Relief.  In response to the COVID-19 pandemic, federal banking agencies issued a joint statement on March 22, 2020 encouraging banking institutions to work with borrowers affected by the COVID-19 pandemic, including offering short-term loan modifications to borrowers unable to meet their contractual payment obligations.  Under this interagency guidance, certain loans that have been modified are exempt from being reported as past due or as troubled debt restructurings (TDRs).  Further, the CARES Act, as later amended as discussed below, provided additional exemptions from TDR reporting for certain loans that were modified for reasons related to the COVID-19 pandemic prior to January 1, 2022.  As of December 31, 2021, the Bank had $7.2 million in loans that had been modified, and whose modification periods had not ended, that were exempt from being reported as TDRs under the CARES

Act. Regulatory agencies also issued an interim final rule on April 7, 2020 which provides relief in bank regulatory capital requirements that allow loans originated under the PPP to be excluded from risk-weighted assets.

Congress also enacted the Consolidated Appropriations Act, 2021, on December 27, 2020, which included (i) the Economic Aid to Hard-Hit Small Businesses, Non-profits, and Venues Act, (ii) the COVID-Related Tax Relief Act of 2020, and (iii) the Taxpayer Certainty and Disability Relief Act of 2020. These laws include significant clarifications and modifications to PPP, which had terminated on August 8, 2020, and an extension of provisions under the CARES Act related to loan modifications. In particular, Congress revived the PPP and allocated an additional $284.45 billion in PPP funds for 2021.  The Bank participated in lending under the PPP and had $17.8 million of outstanding PPP loans as of December 31, 2021.

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

In response to the COVID-19 pandemic, the Federal Reserve Board’s Federal Open Market Committee (the FOMC) decreased the federal funds target rate – i.e., the interest rate at which depository institutions such as the Bank lend reserve balances to other depository institutions overnight on an uncollateralized basis – to a rate of zero to 0.25 percent, although during the first quarter of 2022 multiple members of the FOMC have signaled an intent to increase the federal funds target rate during 2022.

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

ITEM 1A.RISK FACTORS

Investments in the Company’s common stock involve risk. In addition to the other information set forth in this Report on Form 10-K, including the information addressed under “Cautionary Statement Regarding Forward-Looking Statements,” investors in the Company’s common stock should carefully consider the factors discussed below. The following discussion highlights the risks that we believe are material to the Company, but the following discussion does not necessarily include all risks that we may face, and an investor in the Company’s common stock should not interpret the disclosure of a risk in the following discussion to state or imply that the risk has not already materialized. These factors could materially and adversely affect the Company’s business, financial condition, liquidity, results of operations, and capital position, and could cause the Company’s actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, in which case the trading price of the Company’s common stock could decline.  Additionally, investors should not interpret the disclosure of a risk to imply that the risk has not already materialized.

Risk Factors Related to our Lending Activities and Economic Conditions

Our business is subject to various lending and other economic risks that could adversely affect our results of operations and financial condition.

Deterioration in economic conditions could adversely affect our business. Our business is directly affected by general economic and market conditions; broad trends in industry and finance; legislative and regulatory changes; changes in governmental monetary and fiscal policies; and inflation, all of which are beyond our control. A deterioration in economic conditions, in particular a prolonged economic slowdown within our geographic region or a broader disruption in the economy, possibly as a result of a pandemic or other widespread public health emergency, could result in the following consequences, any of which could hurt our business materially: an increase in loan delinquencies; an increase in problem assets and foreclosures; a decline in demand for our products and services; a deterioration in the value of collateral for loans made by our various business segments; and changes in the fair value of financial instruments held by the Corporation or its subsidiaries.

Adverse changes in economic conditions in our market areas or adverse conditions in an industry on which a local market in which we do business is dependent could adversely affect our results of operations and financial condition.

We provide full service banking and other financial services throughout eastern and central Virginia. Our loan and deposit activities are directly affected by, and our financial success depends on, economic conditions within these markets, as well as conditions in the industries on which those markets are economically dependent. A deterioration in local economic conditions or in the condition of an industry on which a local market depends, such as the U.S. military and related defense contractors and industries, could adversely affect such factors as unemployment rates, business formations and expansions and housing market conditions. Adverse developments in any of these factors could result in among other things, a decline in loan demand, a reduction in the number of credit-worthy borrowers seeking loans, an increase in delinquencies, defaults and foreclosures, an increase in classified and nonaccrual loans, a decrease in the value of loan collateral, and a decline in the financial condition of borrowers and guarantors, any of which could adversely affect our financial condition or business.

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

Deterioration in economic conditions may cause borrowers to default on their mortgages, which may result in losses to investors who purchased residential mortgage loans originated by C&F Mortgage and sold in the secondary market, especially if accompanied by declines in the value of residential real estate securing those loans.  This may result in potential repurchase or indemnification obligations for C&F Mortgage.  Such obligations may arise in the event of claims by investors of borrower misrepresentation, fraud, early-payment default, or underwriting error, as investors attempt to minimize their losses. We cannot be assured that a prolonged period of payment defaults and foreclosures will not result in an increase in requests for repurchases or indemnifications. Alternatively, during periods of low or falling interest rates, our customers may find opportunities to refinance shortly after obtaining a mortgage loan from C&F Mortgage, which may result in unexpected prepayments on loans that have been sold into the secondary market.  This may result in obligations of C&F Mortgage to return a portion of the sales proceeds from such loans to investors pursuant to the terms of the sale.  We attempt to maintain an appropriate reserve for indemnification losses and for prepayment obligations.  Although we believe our reserves for indemnification losses and prepayment obligations are adequate, these estimates are inherently subjective and actual indemnification losses and prepayment obligations will depend on future events that are often not within our control. Therefore, we can give no assurance that established reserves will be adequate.  Additional provision for indemnification losses or additional obligations arising from prepayments would have an adverse effect on the Corporation’s net income.

Our level of credit risk is higher due to the concentration of our loan portfolio in commercial loans and in consumer finance loans.

At December 31, 2021, 50.9 percent of our loan portfolio consisted of commercial, financial and agricultural loans, which include loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property. These loans generally carry larger loan balances and involve a greater degree of financial and credit risk than home equity and residential loans. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and to borrowers in similar lines of business, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

At December 31, 2021, 22.8 percent of our loan portfolio consisted of consumer finance loans that provide automobile financing, primarily for customers in the non-prime market. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses may increase in this portfolio. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which we may sell repossessed vehicles or delay the timing of these sales. Because we focus on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be dramatically affected by a general economic downturn. In addition, our servicing costs may increase without a corresponding increase in our finance charge income. While we manage the higher risk inherent in loans made to non-prime borrowers through our underwriting criteria for installment sales contracts we purchase and collection methods, we cannot guarantee that these criteria or methods will ultimately provide adequate protection against these risks.

Risk Factors Related to our Industry

We are subject to interest rate risk and fluctuations in interest rates may negatively affect our financial performance.

Our profitability depends in substantial part on our net interest margin, which is the difference between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits and borrowings divided by total interest-earning assets. Changes in interest rates will affect our net interest margin in diverse ways, including the pricing of loans and deposits, the levels of prepayments and asset quality. We are unable to predict actual fluctuations of market interest rates because many factors influencing interest rates, including changes in economic conditions, are beyond our control. We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes.  In March 2020, the FOMC announced emergency rate cuts for the federal funds rate, which is the interest rate at which depository institutions lend reserve balances to other depository institutions overnight, in response to the outbreak of COVID-19.  Since March 2020, the FOMC has kept the federal funds rate near zero, and while financial markets expect interest rates to increase during 2022 as the FOMC policy stance shifts toward addressing inflationary pressures in the economy, expectations for interest rates remain historically low.  Longer-term market interest rates, including yields on U.S. treasury bonds, have also remained below historical levels.  Therefore, we are expecting continued pressure on our net interest margin due to intense competition for loans and deposits from both local and national financial institutions and the continued effect of lower interest rates on interest income.  In addition, the Corporation could experience further net interest margin compression if it is unable to maintain its current level of loans outstanding by continuing to originate new loans or if it experiences a decrease in deposit balances, which would require the Corporation to seek funding from other sources at higher rates of interest.

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

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds, general-purpose reloadable prepaid cards, or in other types of assets, including crypto currencies or other digital assets. Consumers can also complete transactions such as paying bills or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the loss of deposits as a lower cost source of funds could have a material adverse effect on our financial condition and results of operations.

Competition from other financial institutions and financial intermediaries may adversely affect our profitability.

We face substantial competition in originating loans and in attracting deposits. Our competition in originating loans and attracting deposits comes principally from other banks, mortgage banking companies, consumer finance companies, savings associations, credit unions, brokerage firms, insurance companies and other institutional lenders and purchasers of loans, and includes firms that attract customers primarily through digital and online products which may offer greater convenience to customers than traditional banking products and services. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger clients. These institutions may be able to offer the same loan products and services that we offer at more competitive rates and prices. Increased competition could require us to increase the rates we pay on deposits or lower the rates we offer on loans, which could adversely affect our profitability.

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

The successful implementation of our business strategy will require us to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services. The market for qualified management personnel is competitive, which has contributed to salary and employee benefit costs that have risen and are expected to continue to rise, which may have an adverse effect on the Corporation’s net income. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy, and we may not be able to effectively integrate these individuals into our operations. Our inability to identify, recruit and retain talented personnel to manage our operations effectively and in a timely manner could limit our growth or impair our ability to implement our business strategy effectively and efficiently, which could materially adversely affect our business.

The Corporation or any of its subsidiaries is a defendant from time to time in a variety of litigation and other actions.

The Corporation or any of its subsidiaries may be involved from time to time in a variety of litigation arising out of its business, and the Corporation operates in a legal and regulatory environment that exposes it to potential significant litigation risk. The Corporation’s insurance may not cover all claims that may be asserted against it in legal or administrative actions or costs that it may incur defending such actions, and any claims asserted against it, regardless of merit or eventual outcome, may harm the Corporation’s reputation. Should the ultimate judgments or settlements and/or costs incurred in any litigation exceed any applicable insurance coverage, they could have a material adverse effect on the Corporation’s financial condition and results of operation for any period.

Risk Factors Related to the COVID-19 Pandemic

The Corporation’s results of operations and financial condition may be adversely affected by the COVID-19 pandemic.

The outbreak of the COVID-19 pandemic, the widespread government response and the impact on consumers and businesses have caused significant disruption in the United States and international economies and financial markets and may have had or may have a significant impact on consumers and businesses in our market area and the operations and financial performance of the Corporation.  Governments, businesses and the public initially responded to the pandemic in ways that resulted in a significant disruption of economic activity, and the businesses of many of our customers have been adversely impacted, which could result in adverse impacts on our results of operations.

Although the scope, duration and full effects of the pandemic are evolving and cannot be fully known at this time, consequences of the pandemic have included and may include further market volatility, lower interest rates, disrupted trade and supply chains, increased unemployment, rising prices, inflation and reduced economic activity.  The period of recovery from the negative economic effects of the pandemic cannot be predicted and may be protracted.  The effects of the pandemic on our borrowers has been mitigated by loan payment deferral programs and government stimulus or relief efforts, such as the PPP. However, as these programs have largely ended, signs of credit deterioration that were masked or obscured may emerge, and the Corporation can give no assurance that loan performance or net charge-offs will continue at the levels experienced in 2021 and 2020.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration and severity of the COVID-19 pandemic, the acceptance and continued effectiveness of vaccines and treatments for COVID-19, the effects of the pandemic on our customers and vendors, the short- and long-term health impacts of the pandemic, and how quickly and to what extent normal economic and operating conditions can resume. If the severity of the COVID-19 pandemic worsens, additional actions may be taken by federal, state, and local governments, or public behavior may change in response to evolving circumstances, to mitigate its effects. There can be no assurance that any efforts by the Corporation to address the adverse impacts of the COVID-19 pandemic will be effective.  Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of changes in the behavior of customers, businesses and their employees. Furthermore, the financial condition of our customers and vendors may be adversely impacted, which may result in an elevated level of loan losses, a decrease in demand for our products and services, or reduced availability of services provided by third parties on which we rely. Any of these events may, in turn, have a material adverse impact our business, results of operations and financial condition.

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

Risks Related to Owning the Corporation’s Common Stock

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

The main office of C&F Bank is located in West Point, VA. The operations center of C&F Bank, which includes the offices of the community banking segment’s loan, deposit and administrative functions, is located in Toano, Virginia.  Additionally, the community banking segment operates 30 branch offices. The community banking segment also operates four regional commercial lending offices in Virginia, two of which are situated at bank branch locations.  Of the 32 locations used as bank branches or commercial lending offices, 25 are owned by the community banking segment, 6 are leased from nonaffiliates and one is located in a loan production office of the mortgage banking segment.

The mortgage banking segment’s main administrative office and a loan production office are located in Midlothian, Virginia, in a building owned by C&F Bank that also houses a branch of C&F Bank.  In addition, the mortgage banking segment has 19 loan production offices, of which 3 in Virginia are located in C&F Bank branches and 16 are leased from nonaffiliates, including: 11 in Virginia, 1 in Maryland, 2 in North Carolina, 1 in South Carolina and 1 in West Virginia.

The consumer finance segment’s headquarters and its loan and administrative functions and staff are located in Richmond, Virginia, in offices that are owned. The consumer finance segment also has an office in a building owned by C&F Bank that also houses a branch of C&F Bank.

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

Thomas F. Cherry (53) President and Chief Executive Officer

Chief Executive Officer of the Corporation and C&F Bank since 2019; President of the Corporation and C&F Bank since 2014; Director of the Corporation and C&F Bank since 2015; Secretary of the Corporation and C&F Bank from 2002 to 2018; Chief Financial Officer of the Corporation and C&F Bank from 2004 to 2016

Larry G. Dillon (69) Executive Chairman

Chairman of the Board of Directors of the Corporation and C&F Bank since 1989; Chief Executive Officer of the Corporation and C&F Bank from 1989 to 2018; President of the Corporation and C&F Bank from 1989 to 2014

Jason E. Long (42) Executive Vice President, Chief Financial Officer and Secretary

Executive Vice President and Chief Financial Officer of the Corporation and C&F Bank since 2020; Senior Vice President and Chief Financial Officer of the Corporation and C&F Bank from 2016 to 2020; Secretary of the Corporation and C&F Bank since 2019

Bryan E. McKernon (65) President and Chief Executive Officer, C&F Mortgage	President and Chief Executive Officer of C&F Mortgage since 1995; Director of C&F Bank since 1998

S. Dustin Crone (53) President and Chief Executive Officer, C&F Finance	Chief Executive Officer of C&F Finance since 2020; President of C&F Finance since 2010

John A. Seaman, III (64) Executive Vice President and Chief Credit Officer, C&F Bank	Executive Vice President and Chief Credit Officer of C&F Bank since 2011

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is listed for trading on the NASDAQ Global Select Market of the NASDAQ Stock Market under the symbol “CFFI.” As of February 28, 2022 there were approximately 3,000 shareholders of our common stock. As of that date, the closing price of our common stock on the NASDAQ Global Select Stock Market was $50.33.

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

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors authorized a program, effective November 17, 2020, to repurchase up to 365,000 shares of the Corporation’s common stock through November 30, 2021 (the 2020 Repurchase Program). The 2020 Repurchase Program expired on November 30, 2021. As of November 30, 2021, the Corporation made aggregate common stock repurchases of 151,538 shares for an aggregate cost of $7.5 million under the 2020 Repurchase Program.

The Corporation’s Board of Directors authorized a program, effective December 1, 2021, to repurchase up to $10.0 million of the Corporation’s common stock through November 30, 2022 (the 2021 Repurchase Program). Repurchases under the 2021 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. As of December 31, 2021, the Corporation has made aggregate common stock repurchases of 1,106 shares at an aggregate cost of $56,000 under the 2021 Repurchase Program.

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended December 31, 2021.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
	Shares Purchased[1]	per Share	Programs	Programs
October 1, 2021 - October 31, 2021	86	$49.50	86	214,581
November 1, 2021 - November 30, 2021	1,119	$49.93	1,119	213,462
December 1, 2021 - December 31, 2021	13,064	$51.11	1,106	$9,943,651
Total	14,269	$51.00	2,311
1	During the three months ended December 31, 2021, 11,958 shares were withheld upon the vesting of restricted shares granted to employees of the Corporation and its subsidiaries in order to satisfy tax withholding obligations.

The following graph compares the yearly cumulative total shareholder return on the common stock of the Corporation with the yearly cumulative total shareholder return on stock included in (1) the NASDAQ Composite Index and (2) a group of peer commercial financial institutions identified by the Corporation (the Peer Group).  The Peer Group consists of entities that meet the following criteria:  (i) publicly-traded commercial financial institution headquartered in Virginia, Kentucky, Maryland, North Carolina, South Carolina, Tennessee and West Virginia and (ii) total assets as of December 31, 2020 of between $1 billion and $3.6 billion. For 2021, the Peer Group consisted of 22 publicly-traded commercial financial institutions with a median asset size of $1.8 billion based on total assets as of December 31, 2020. The following financial institutions were included in the Peer Group:  American National Bankshares Inc. (VA), Blue Ridge Bankshares, Inc. (VA), CapStar Financial Holdings, Inc. (TN), The Community Financial Corporation (MD), First Community Bancshares, Inc. (VA), First Community Corporation (SC), First United Corporation (MD), FVCBankcorp, Inc. (VA), Howard Bancorp, Inc. (MD), Limestone Bancorp, Inc. (KY), MainStreet Bancshares, Inc. (VA), MVB Financial Corp. (WV), National Bankshares, Inc. (VA), Old Point Financial Corporation (VA), Partners Bancorp, Inc. (MD), Peoples Bancorp of North Carolina, Inc. (NC), Primis Financial Corporation (VA), Reliant Bancorp, Inc. (TN), Shore Bancshares, Inc. (MD), SmartFinancial, Inc. (TN), Southern First Bancshares, Inc. (SC), Summit Financial Group, Inc. (WV).

The graph below assumes $100 invested on December 31, 2016 in the Corporation, the NASDAQ Composite Index and the Peer Group, and shows the total return on such an investment as of December 31, 2021, assuming reinvestment of dividends.  There can be no assurance that the Corporation’s stock performance in the future will continue with the same or similar trends depicted in the graph below.

Total Return Performance
350
300
250
200
150
100
50
Index Value
C&F Financial Corporation
NASDAQ Composite Index
Peer Group
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

	Period Ending
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
C&F Financial Corporation	100.00	119.46	112.47	120.36	84.39	120.06
NASDAQ Composite Index	100.00	129.64	125.96	172.18	249.51	304.85
Peer Group	100.00	113.91	98.79	120.20	94.16	144.60

ITEM 6.RESERVED

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion supplements and provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Corporation. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements.  In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future business, financial condition or results of operations. For a description of certain factors that may have a significant impact on our future business, financial condition or results of operations, see “Cautionary Statement Regarding Forward-Looking Statements” prior to Part I, Item 1. “Business.”

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

The following table presents selected financial performance highlights for the periods indicated:

TABLE 1: Financial Performance Highlights

(Dollars in thousands, except for per share data)	Year Ended December 31,
	2021	2020	2019
Net Income (Loss):
Community Banking	$14,085	$6,147	$9,915
Mortgage Banking	7,683	10,736	3,773
Consumer Finance	9,960	7,612	6,868
Other	(2,605)	(2,071)	(1,706)
Consolidated net income	$29,123	$22,424	$18,850

Adjusted net income[1]	$30,011	$22,431	$19,503

Earnings per share - basic and diluted	$7.95	$6.06	$5.47
Adjusted earnings per share - basic and diluted[1]	$8.20	$6.06	$5.66

Return on average equity	14.77%	12.54%	12.02%
Adjusted return on average equity[1]	15.22%	12.54%	12.44%
Return on average assets	1.34%	1.14%	1.20%
Adjusted return on average assets[1]	1.38%	1.14%	1.25%
[1]

Refer to “Use of Certain Non-GAAP Financial Measures,” below, for information about these non-GAAP financial measures, including a reconciliation to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

Consolidated net income for the Corporation was $29.1 million in 2021, or $7.95 per share assuming dilution, compared to $22.4 million in 2020, or $6.06 per share assuming dilution, and $18.9 million in 2019, or $5.47 per share assuming dilution.  The Corporation’s ROE and ROA were 14.77 percent and 1.34 percent, respectively, for 2021, compared to 12.54 percent and 1.14 percent, respectively, for 2020 and 12.02 percent and 1.20 percent, respectively, for 2019.

The Corporation uses adjusted net income, which is a non-GAAP measure of financial performance, to provide meaningful information about operating performance by excluding the effects of certain items that management does not expect to have an ongoing impact on consolidated net income. Adjusted net income for 2021, 2020 and 2019 excludes the effects of  charges related to pension settlement accounting, a gain upon sale of a pool of purchased credit impaired (PCI) loans, charges related to early repayment of borrowings, merger related expenses incurred in connection with the Corporation’s acquisition of Peoples Bankshares, Incorporated (Peoples), branch consolidation activity, and changes in tax law.  Excluding the effects of these items, adjusted net income for 2021 was $30.0 million, or $8.20 per share, compared to $22.4 million, or $6.06 per share, for 2020 and $19.5 million, or $5.66 per share, for 2019.  Adjusted ROE and adjusted ROA were 15.22 percent and 1.38 percent, respectively, for 2021, compared to 12.54 percent and 1.14 percent, respectively, for 2020 and 12.44 percent and 1.25 percent, respectively, for 2019.

Consolidated net income and earnings per share increased 29.9 percent and 31.2 percent, respectively, for 2021, compared to 2020.  Adjusted net income and adjusted earnings per share increased 33.8 percent and 35.3 percent, respectively, for 2021, compared to 2020.  The increase in consolidated net income and adjusted net income for 2021 compared to 2020 is due primarily to higher net income of the community banking segment and consumer finance segment, partially offset by lower net income at the mortgage banking segment.  The increase in earnings per share and adjusted earnings per share for 2021 compared to 2020 is due primarily to higher net income and fewer shares outstanding, primarily as a result of share repurchases.

A discussion of the performance of our business segments is included under the heading “Business Segments” in the “Results of Operations” section of this discussion and analysis.

Key factors affecting comparisons of consolidated net income for the years ended December 31, 2021 and 2020 are as follows.  Comparisons are to the prior year unless otherwise stated.

●	Average loans outstanding at the community banking segment, excluding Paycheck Protection Program (PPP) loans, increased 4.4 percent;
●	Average loans outstanding at the consumer finance segment increased 8.6 percent;
●	The Corporation recorded net provision for loan losses of $575,000 for 2021 on a consolidated basis, as additional reserves related to loan growth were partially offset by reserve releases at both the consumer finance and community banking segments. This represents a decrease in the provision for loan losses of $10.5 million;
●	Interest expense decreased $5.0 million due primarily to lower rates and balances of time deposits and a shift in funding to lower cost deposits;
●	The community banking segment recognized net origination fees related to PPP loans of $4.1 million for 2021, primarily as a result of PPP loans that were forgiven or repaid, compared to $1.6 million;
●	Consolidated net interest margin was 4.26 percent for 2021, compared to 4.65 percent;
●	The consumer finance segment experienced net recoveries at an annualized rate of 0.14 percent of average total loans for 2021, compared to net charge-offs of 1.54 percent, due primarily to continued improvement in the credit quality of purchased loans, borrowers benefitting from the effects of government stimulus programs during 2021 and 2020, and elevated values for used automobiles during 2021, which result in lower charge-offs upon sale of repossessed automobiles;
●	The consumer finance segment’s average loan yield declined due to continued competition for non-prime auto loans and growth in higher quality, lower-yielding loans, including prime marine and recreational vehicle loans;
●	Mortgage banking segment net income decreased 28 percent, as mortgage loan originations decreased 18 percent as compared to the record loan production experienced in 2020;
●	C&F Bank amended its cash balance pension plan and closed the plan to new entrants hired after December 31, 2021. The amendment is expected to result in lower expense related to the cash balance pension plan as the number of active participants decreases over time. Separately, the community banking segment recorded a non-cash pension settlement charge of $1.3 million in connection with certain lump sum benefit payments during the year ended December 31, 2021;

●	In 2020, the community banking segment sold a pool of PCI loans, recognizing a gain of $3.5 million;
●	In 2020, the community banking segment voluntarily repaid certain borrowings prior to their maturity, incurring early repayment charges of $2.2 million; and
●	In 2020, the Corporation recorded merger related expenses of $1.4 million.

Consolidated net income and earnings per share increased 19.0 percent and 10.8 percent, respectively, for 2020, compared to 2019.  Adjusted net income and adjusted earnings per share increased 15.0 percent and 7.1 percent, respectively, for 2020, compared to 2019.  The increase in adjusted earnings per share for 2020 compared to 2019 was due primarily to higher mortgage banking segment net income, partially offset by higher provision for loan losses at the community banking segment, and the issuance of 209,871 shares of common stock in connection with the acquisition of Peoples.

Capital Management and Dividends

Total equity was $211.0 million at December 31, 2021, compared to $194.5 million at December 31, 2020.  Capital growth resulted primarily from earnings for the year ended December 31, 2021, which was partially offset by share repurchases and cash dividends during 2021.  Under regulatory capital standards, the Corporation’s tier I capital and total capital ratios at December 31, 2021 were 13.0 percent and 15.8 percent, respectively, compared to 12.5 percent and 15.2 percent, respectively, at December 31, 2020.

The Corporation’s Board of Directors continued its historical practice of paying dividends in 2021. For the year ended December 31, 2021, the Corporation declared dividends of $1.58 per share. Annual dividends per share increased 3.9 percent over dividends of $1.52 per share declared in 2020.  The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital levels and requirements and expected future earnings. In making its decision on the payment of dividends on the Corporation’s common stock, the Corporation’s Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.

In November 2020, the Board of Directors of the Corporation authorized a program, effective November 17, 2020, to repurchase up to 365,000 shares of the Corporation’s common stock through November 30, 2021 (the 2020 Repurchase Program).  During the year ended December 31, 2021, the Corporation repurchased $7.2 million of its common stock under the 2020 Repurchase Program.  At the expiration of the 2020 Repurchase Program, the Corporation had made aggregate common stock repurchases of 151,538 shares for an aggregate cost of $7.5 million under that program.

On November 16, 2021, the Board of Directors of the Corporation authorized a new program, effective December 1, 2021, to repurchase up to $10.0 million of the Corporation’s common stock through November 30, 2022 (the 2021 Repurchase Program). Repurchases under the 2021 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. During the year ended December 31, 2021, the Corporation repurchased 1,106 shares, or $56,000, of its common stock under the 2021 Repurchase Program.

At December 31, 2021, the book value per share of the Corporation’s common stock was $59.32, and tangible book value per share, a non-GAAP measure, was $51.66, compared to $52.80 and $45.32, respectively, at December 31, 2020.  Refer to “Use of Certain Non-GAAP Financial Measures,” below, for information about non-GAAP financial measures, including a reconciliation to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

Acquisition of Peoples Bankshares, Incorporated

On January 1, 2020, the Corporation completed the acquisition of Peoples and its banking subsidiary, Peoples Community Bank for an aggregate purchase price of $22.2 million of cash and stock.  For the year ended December 31, 2020, the Corporation recorded merger related expenses of $1.4 million ($1.1 million after income taxes), of which $1.3 million (1.0 million after income taxes) was allocated to the community banking segment and $100,000 ($100,000 after income taxes) was recorded as a holding company expense.  For the year ended December 31, 2019, the Corporation recorded merger related expenses of $709,000 ($653,000 after income taxes), of which $236,000 ($196,000 after income taxes) was allocated to the community banking segment and the remainder was recorded as a holding company expense.  In the aggregate, in connection with the acquisition of Peoples, the Corporation recorded merger related expenses of $2.1 million ($1.8 million after income taxes).  There were no merger related expenses in the year ended December 31, 2021.

2022 Outlook

Management’s overall outlook for 2022 is positive as a result of the continued successes of our diversified business strategy and initiatives underway at each of our business segments; however, we will continue to face numerous ongoing challenges in 2022, including the COVID-19 pandemic, economic uncertainty and inflation, cyber security risks and increased competition in our markets due to increased adoption of digital platforms and the impact of data-driven commerce. The following additional factors could influence our financial performance in 2022:

●	Community Banking: Growing our loan portfolio will continue to be our primary focus at the Bank during 2022. Despite the issues faced during 2020 and 2021, our lending team continued to focus on commercial lending, which contributed to growth in our commercial loan portfolio during 2021 despite significant repayments of PPP loans. Our asset quality remains strong at December 31, 2021, but numerous factors related to the COVID-19 pandemic, rising interest rates and continuing inflationary pressures may indicate risks of deterioration in credit quality across the industry in future periods. In 2022, we will continue to expand our digital services, further leverage the Northern Neck market gained from the Peoples acquisition, focus on growing our deposits in markets that have higher business and population growth metrics, and strive to improve our operational efficiency.

●	Mortgage Banking: C&F Mortgage generates significant noninterest income from the origination and sale of residential loan products into the secondary market. In 2021, the housing market remained very strong and interest rates remained near historic lows. Revenue from mortgage lender services offered through C&F Mortgage’s Lender Solutions division continued to increase due to new customers and higher loan production volume. Loan production and revenue in 2022 are highly uncertain and will depend on economic conditions and market factors beyond our control, including interest rates, housing inventory and loan demand. In addition, during 2022, C&F Mortgage anticipates it will continue to (1) compete to retain and attract qualified loan officers, (2) invest in technology to further enhance our fully digital application and document collection process and (3) grow our Lender Solutions division.

●	Consumer Finance: C&F Finance provides automobile financing through programs that are designed to serve customers in the non-prime sector and marine and RV financing for borrowers in the prime sector. In 2021, record new loan volume was driven by consumer demand and our competitive business model. During 2020 and 2021, credit quality has consistently improved as we remain committed to pursue higher quality loan contracts and due to elevated values for used automobiles during 2021, which result in lower charge-offs upon sale of repossessed automobiles. In 2022, C&F Finance plans to continue to effectively diversify its business by generating higher quality automobile loan contracts and grow its marine and RV lending business. We anticipate that used automobile values may recede in the future from recent historical levels and that loan performance may deteriorate now that government stimulus programs that assisted many consumers during the COVID-19 pandemic have ended, both of which may lead to higher charge-offs of non-prime automobile loans.

CRITICAL ACCOUNTING ESTIMATES

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

Allowance for Loan Losses: We establish the allowance for loan losses through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when we believe that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Our judgment in determining the level of the allowance is based on evaluations of the collectibility of loans while taking into consideration such factors as trends in delinquencies and charge-offs for relevant periods of time, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available.  In evaluating the level of the allowance, we consider a range of possible assumptions and outcomes related to the various factors identified above. Under alternative assumptions that we considered in developing our estimate of an allowance that will be adequate to absorb probable losses inherent in the loan portfolio at December 31, 2021, our estimate of the allowance varied between $36 million and $41 million.

Impairment of Loans: We consider a loan impaired when it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement. We do not consider a loan impaired during a period of delay in payment if we expect the ultimate collection of all amounts due. We measure impairment on a loan-by-loan basis based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment in the loan. All troubled debt restructurings (TDRs) are also considered impaired loans and are evaluated individually. A TDR occurs when we agree to significantly modify the original terms of a loan by granting a concession due to deterioration in the financial condition of the borrower. For more information see the section titled “Asset Quality” within this Item 7.

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

Goodwill: The Corporation's goodwill was recognized in connection with past business combinations and is reported at the community banking segment and the consumer finance segment. The Corporation reviews the carrying value of goodwill at least annually or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Corporation may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Corporation elects to bypass the qualitative assessment or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying value to determine whether an impairment exists. In the last evaluation of goodwill at the community banking segment and the consumer finance segment, which was the annual evaluation in the fourth quarter of 2021, the Corporation concluded that no impairment existed based on an assessment of qualitative factors.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for each of the years ended December 31, 2021, 2020 and 2019. Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Accretion and amortization of fair value purchase adjustments related to business combinations are included in the computation of yields on loans and investments and on the costs of deposits and borrowings. The accretion contributed approximately 26 basis points and 18 basis points to the yields on community banking segment loans and total loans, respectively, and 13 basis points to both the yield on interest earning assets and net interest margin for the year ended December 31, 2021, compared to approximately 34 basis points and 23 basis points to the yields on community banking segment loans and total loans, respectively, and 18 basis points to both the yield on interest earning assets and net interest margin for the year ended December 31, 2020, and approximately 44 basis points and 29 basis points to the yields on community banking segment loans and total loans, respectively, and 23 basis points to both the yield on interest earning assets and net interest margin for the year ended December 31, 2019.  The yield on loans includes, with respect to PPP loans, interest at a note rate of one percent as well as net deferred origination fees that are amortized based on the contractual maturity of the related loan or accelerated into interest income upon repayment of the loan.  Accretion of net PPP origination fees contributed approximately 39 basis points and 27 basis points to the yields on community banking segment loans and total loans, respectively, and 20 basis points to both the yield on interest earning assets and net interest margin for the year ended December 31, 2021, compared to approximately 16 basis points and 11 basis points to the yields on community banking segment loans and total loans, respectively, and 9 basis points to both the yield on interest earning assets and net interest margin for the year ended December 31, 2020.  Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented.

TABLE 2: Average Balances, Income and Expense, Yields and Rates

	2021			2020			2019
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$258,138	$3,678	1.42%	$160,974	$3,224	2.00%	$131,778	$3,202	2.43%
Tax-exempt	80,518	2,123	2.64	81,154	2,511	3.09	71,531	2,671	3.73
Total securities	338,656	5,801	1.71	242,128	5,735	2.37	203,309	5,873	2.89
Loans:
Community banking segment	1,037,285	46,567	4.49	995,726	47,251	4.75	779,207	43,472	5.58
Mortgage banking segment	133,453	3,845	2.88	171,017	4,954	2.90	68,297	2,699	3.95
Consumer finance segment	334,565	37,803	11.30	307,991	38,949	12.65	307,141	41,390	13.48
Total loans	1,505,303	88,215	5.86	1,474,734	91,154	6.18	1,154,645	87,561	7.58
Interest-bearing deposits in other banks	173,050	254	0.15	92,973	713	0.77	110,638	2,179	1.97
Total earning assets	2,017,009	94,270	4.67	1,809,835	97,602	5.39	1,468,592	95,613	6.51
Allowance for loan losses	(39,582)			(35,983)			(33,733)
Total non-earning assets	189,992			192,447			130,569
Total assets	$2,167,419			$1,966,299			$1,565,428

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$303,368	492	0.16	$260,478	551	0.21	$218,394	1,168	0.53
Money market deposit accounts	318,537	802	0.25	260,342	952	0.37	199,840	1,020	0.51
Savings accounts	208,506	115	0.06	163,763	111	0.07	120,644	110	0.09
Certificates of deposit	448,922	4,028	0.90	490,301	8,020	1.64	392,544	6,796	3.44
Total interest-bearing deposits	1,279,333	5,437	0.42	1,174,884	9,634	0.82	931,422	9,094	0.98
Borrowings:
Repurchase agreements	27,359	128	0.47	19,469	115	0.59	15,533	162	1.04
Other borrowings	55,793	2,794	5.01	109,889	3,633	3.31	144,794	5,300	3.66
Total borrowings	83,152	2,922	3.51	129,358	3,748	2.90	160,327	5,462	3.41
Total interest-bearing liabilities	1,362,485	8,359	0.61	1,304,242	13,382	1.03	1,091,749	14,556	1.33
Noninterest-bearing demand deposits	556,801			431,789			283,505
Other liabilities	50,929			51,406			33,364
Total liabilities	1,970,215			1,787,437			1,408,618
Equity	197,204			178,862			156,810
Total liabilities and equity	$2,167,419			$1,966,299			$1,565,428
Net interest income		$85,911			$84,220			$81,057
Interest rate spread			4.06%			4.36%			5.18%
Interest expense to average earning assets			0.41%			0.74%			0.99%
Net interest margin			4.26%			4.65%			5.52%

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

TABLE 3: Rate-Volume Recap

	2021 from 2020			2020 from 2019
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest income:
Loans:
Community banking segment	$(2,628)	$1,944	$(684)	$(7,107)	$10,886	$3,779
Mortgage banking segment	(34)	(1,075)	(1,109)	(880)	3,135	2,255
Consumer finance segment	(4,352)	3,206	(1,146)	(2,556)	115	(2,441)
Securities:
Taxable	(1,114)	1,568	454	(620)	642	22
Tax-exempt	(368)	(20)	(388)	(492)	332	(160)
Interest-bearing deposits in other banks	(817)	358	(459)	(1,162)	(304)	(1,466)
Total interest income	(9,313)	5,981	(3,332)	(12,817)	14,806	1,989
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	(141)	82	(59)	(806)	189	(617)
Money market deposit accounts	(343)	193	(150)	(326)	258	(68)
Savings accounts	(20)	24	4	(29)	30	1
Certificates of deposit	(3,363)	(629)	(3,992)	(394)	1,618	1,224
Total interest-bearing deposits	(3,867)	(330)	(4,197)	(1,555)	2,095	540
Borrowings:
Repurchase agreements	(27)	40	13	34	(81)	(47)
Other borrowings	1,400	(2,239)	(839)	(782)	(885)	(1,667)
Total interest expense	(2,494)	(2,529)	(5,023)	(2,303)	1,129	(1,174)
Change in net interest income	$(6,819)	$8,510	$1,691	$(10,514)	$13,677	$3,163

Net interest income, on a taxable-equivalent basis, for 2021 increased to $85.9 million, compared to $84.2 million for 2020, primarily as a result of lower cost of deposits, higher accretion of net PPP origination fees and using deposit growth to fund higher average balances of loans and securities and repayment of borrowings, partially offset by lower yields on interest earning assets. The yield on interest-earning assets and cost of interest-bearing liabilities decreased by 72 basis points and 42 basis points, respectively, for 2021, compared to 2020.  Average earning assets grew $207.2 million, or 11.5 percent, in 2021 compared to 2020, and net interest margin decreased 39 basis points to 4.26 percent in 2021, compared to 4.65 percent in 2020. The net interest margin decline for 2021 as compared to 2020 was due primarily to (1) lower average yields on loans and other earning assets and (2) growth in lower yielding securities and cash reserves outpacing loan growth, partially offset by (1) lower average cost of deposits (including growth in noninterest-bearing deposits) and (2) using lower cost deposits to fund growth in loans and securities and repay borrowings.

Average loans, which includes both loans held for investment and loans held for sale, increased $30.6 million to $1.51 billion for the year ended December 31, 2021, compared to 2020. Average loans held for investment at the community banking segment increased $41.6 million, or 4.2 percent, for 2021, compared to 2020.  Average loans held for investment at the community banking segment included $60.5 million  and $59.7 million of average balances of loans originated under the PPP for 2021 and 2020, respectively.  The remaining increase in average loans outstanding at the community banking segment for 2021 compared to 2020 was due primarily to growth in the commercial real estate segment of the loan portfolio. Average loans held for investment at the consumer finance segment increased $26.6 million, or 8.6 percent, for 2021, compared to 2020 due to higher average balances of marine and RV loans, due to the continued expansion of the consumer finance segment’s purchases of those loan contracts, and higher average balances of non-prime automobile loans, due to higher loan originations resulting from greater demand for used automobiles and higher loan amounts.  Average loans at the mortgage banking segment, which consist primarily of loans held for sale, decreased $37.6 million, or 22.0 percent, for 2021, compared to 2020, as a result of lower mortgage loan production volume and reducing the average holding period for loans held for sale, in 2021, compared to 2020, due to lower volume and increased capacity for the processing and sale of loans.

The overall yield on loans decreased 32 basis points to 5.86 percent for 2021, compared to 2020, due primarily to lower average yields at the consumer finance and community banking segments, partially offset by changes in the composition of the loan portfolio, as growth in higher-yielding loans at the consumer finance segment outpaced growth in lower-yielding loans at the community banking segment. The community banking segment average loan yield decreased 26 basis points to 4.49 percent for 2021, compared to 2020, due primarily to lower market interest rates, especially on commercial real estate loans, and lower interest income on PCI loans, partially offset by higher accretion of net PPP origination fees.  The average loan yield for the community banking segment includes, with respect to PPP loans, interest at a note rate of one percent as well as net deferred origination fees that are amortized based on the contractual maturity of the related loan or accelerated into interest income upon repayment of the loan.  Net PPP origination fees recognized in 2021 were $4.1 million, compared to $1.6 million in 2020, and there were unrecognized net deferred PPP origination fees at December 31, 2021 of $679,000, which are expected to be recognized in 2022. The recognition of interest income on PCI loans, which were acquired in connection with past mergers and acquisitions, is based on management’s expectation of future payments of principal and interest, which are inherently uncertain. Earlier than expected repayments of certain PCI loans resulted in the recognition of additional interest income during the years ended December 31, 2021 and 2020. Interest income recognized on PCI loans was $2.5 million for the year ended December 31, 2021 and $3.0 million for the year ended December 31, 2020. The consumer finance segment average loan yield decreased 135 basis points to 11.30 percent for 2021, compared to 2020, due to purchases of loan contracts at lower yields than the portfolio average yield, partially as a result of lower interest rates for non-prime automobile loans and the consumer finance segment continuing to pursue loan contracts of higher credit quality, including prime marine and RV loans. The mortgage banking segment average loan yield decreased 2 basis points to 2.88 percent, as mortgage interest rates decreased throughout 2020 (although mortgage interest rates also began to rise in 2021).

Average securities available for sale increased $96.5 million for 2021, compared to 2020, due primarily to higher purchases of securities.  The average yield on the securities portfolio on a taxable-equivalent basis decreased 66 basis points for 2021, compared to 2020, due to purchases of securities in 2020 and 2021 at lower average yields relative to the average yield of the portfolio as a whole, increased calls of securities that were issued during periods of higher market interest rates and accelerated amortization of premiums on mortgage-backed securities as a result of increased prepayment activity.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the Federal Reserve Bank, increased $80.1 million during 2021, compared to 2020, due primarily to excess liquidity resulting from deposit growth and decreases in loans held for sale. The average yield on these overnight funds decreased 62 basis points for 2021, compared to 2020.  The Federal Reserve Bank decreased the interest rate on excess cash reserve balances from 1.55 percent at the end of 2019 to 0.10 percent by the end of 2020 in response to the COVID-19 pandemic, and increased the interest rate to 0.15 percent by the end of 2021.

Average money market, savings and interest-bearing demand deposits increased $145.8 million for 2021, compared to 2020, and average time deposits decreased $41.4 million for 2021, compared to 2020. Average noninterest-bearing demand deposits increased $125.0 million for 2021, compared to 2020.  Higher average deposit balances are due primarily to growth in consumer and business deposits primarily as a result of new accounts and liquidity from government stimulus programs. The average cost of interest-bearing deposits decreased 40 basis points for 2021, compared to 2020, due primarily to lower rates on time deposits and a shift in composition toward non-time deposits. Offered rates on interest-bearing deposit accounts were reduced in response to changes in market interest rates beginning in March 2020.  While changes in rates take effect immediately for interest checking, money market and savings accounts, changes in the average cost of time deposits lag changes in pricing based on the repricing of time deposits at maturity.  Rates on outstanding time deposits continued to decrease during 2021 as accounts at higher rates matured.

Average borrowings decreased $46.2 million for 2021, compared to 2020, due primarily to the repayment of long-term borrowings in 2020, partially offset by the issuance of $20.0 million of subordinated notes by the Corporation and increases in balances of repurchase agreements with commercial deposit customers.  The average cost of borrowings increased 61 basis points during 2021 compared to 2020, due primarily to the higher cost of the subordinated notes relative to the borrowings that were repaid.

The Corporation believes that it may be challenging to maintain net interest margin at its current level based on the effects of (1) continued pressure on loan yields at the community banking segment and consumer finance segment related to the current environment of low interest rates and competition for loans, (2) the temporary effect on loan yields of recognition of net PPP origination fees, (3) possible changes in the composition of earning assets which may result from decreased loan demand as a result of the current economic environment (4) lower accretion of purchase discounts on loans related to acquisitions, which is included in yields on loans and (5) lower mortgage loan production and therefore lower average loans held for sale at the mortgage banking segment.  However, if market interest rates rise to a meaningful degree in 2022, as some financial markets predict, the Corporation may benefit from higher yields on certain interest earning assets, which would be expected to outpace any increases in the cost of interest bearing liabilities.

Discussion of net interest income for the year ended December 31, 2019 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Net Interest Income” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 3, 2021, and is incorporated herein by reference.

NONINTEREST INCOME

TABLE 4: Noninterest Income

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Gains on sales of loans	$22,279	$29,224	$10,603
Mortgage banking fee income	6,482	7,713	4,700
Interchange income	5,740	4,768	4,203
Service charges on deposit accounts	3,718	3,357	3,923
Wealth management services income, net	2,761	2,618	2,029
Mortgage lender services income	2,492	2,176	390
Other service charges and fees	1,585	1,551	1,496
Net gains on sales, maturities and calls of available for sale securities	42	38	10
Other income, net	4,064	3,162	4,089
Total noninterest income	$49,163	$54,607	$31,443

Total noninterest income decreased $5.4 million, or 10.0 percent, for the year ended December 31, 2021, compared to the year ended December 31, 2020.  The decrease in noninterest income was due primarily to decreases in gains on sales of loans and mortgage banking fee income, partially offset by (1) increased debit card interchange income and service charges on deposit accounts at the community banking segment, (2) increased mortgage lender services income primarily as a result of new customers at the mortgage banking segment (3) a decrease in asset write-downs, included in other income, net, at the community banking segment and (4) higher income recognized in connection with investments in small business investment company funds, included in other income, net, at the community banking segment. Gains on sales of loans decreased as a result of lower mortgage loan production at the mortgage banking segment, which was partially offset by higher margins on loans sold, and the sale of a pool of PCI loans in 2020, which resulted in a gain of $3.5 million at the community banking segment. Asset write-downs at the community banking segment in 2020 included $298,000 of merger related costs recognized in connection with disposition of assets acquired from Peoples and $281,000 related to branch consolidation.

Discussion of noninterest income for the year ended December 31, 2019 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Noninterest Income” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 3, 2021, and is incorporated herein by reference.

NONINTEREST EXPENSE

TABLE 5: Noninterest Expense

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Salaries and employee benefits	$58,581	$57,668	$47,201
Occupancy expense	8,859	8,639	7,912
Early debt repayment charges	—	2,197	—
Other expenses:
Data processing	11,088	10,916	8,958
Mortgage banking loan processing expenses	3,128	3,235	1,666
Professional fees	3,066	3,046	3,265
Other real estate (gain)/loss and expense, net	(379)	213	58
Other components of net periodic pension cost	161	(810)	(569)
Other expenses	11,371	12,735	10,959
Total other expenses	28,435	29,335	24,337
Total noninterest expense	$95,875	$97,839	$79,450

Total noninterest expense decreased $2.0 million, or 2.0 percent, for the year ended December 31, 2021, compared to the year ended December 31, 2020. The decrease in noninterest expenses was due primarily to (1) early debt repayment charges at the community banking segment in 2020 incurred in connection with the voluntary early repayment of FHLB advances, (2) merger related expenses in 2020, and (3) provision for indemnifications at the mortgage banking segment, included in “Other expenses,” of $881,000 for 2020 compared to reversal of provision for indemnifications of $104,000 in 2021, partially offset by (1) a non-cash charge of $1.3 million related to pension settlement accounting at the community banking segment in 2021, as a result of lump sum distributions under the normal terms of C&F Bank’s cash balance pension plan during the year that exceeded the threshold for settlement accounting and (2) higher salaries and employee benefits expense, primarily at the mortgage banking segment.

There were no merger related expenses for the year ended December 31, 2021.  Merger related expenses for the year ended December 31, 2020 included $1.4 million, of which $501,000 was data processing expense, $336,000 was professional fees expense, $119,000 was salaries and employee benefits expense, $81,000 was occupancy expense, and $61,000 was included in all other noninterest expenses, while $298,000 was a loss on disposition of assets and was recorded in noninterest income. Merger related expenses for the year ended December 31, 2019 included $709,000, of which $614,000 was professional fees expense, $50,000 was data processing expense and $45,000 was included in all other noninterest expenses.

Discussion of noninterest expense for the year ended December 31, 2019 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Noninterest Expense” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 3, 2021, and is incorporated herein by reference.

INCOME TAXES

Income tax expense on 2021 earnings was $9.0 million, resulting in an effective tax rate of 23.5 percent, compared with $6.8 million, or 23.3 percent, in 2020 and $5.1 million, or 21.2 percent, in 2019.  The Corporation recognized income tax benefits of $326,000 in 2020 arising from a change in tax law enacted in response to the COVID-19 pandemic which changed the tax rate applied to certain net operating losses related to prior tax years of Peoples. The effects of changes in tax law are recognized in income tax expense in the period in which the changes are enacted. The Corporation’s consolidated effective tax rate was also affected by tax benefits of tax-exempt interest income that was lower as a percentage of pre-tax income in 2021 compared to 2020 and an increase in nondeductible executive compensation due to incentive based compensation and the timing of deferred compensation arrangements, partially offset by lower state income taxes in 2021, as a greater share of income before taxes was earned at C&F Bank, which is not subject to state income tax, and income tax benefits recorded in 2021 related to branch consolidation activities of $107,000.

Discussion of income taxes for the year ended December 31, 2019 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Income Taxes” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 3, 2021, and is incorporated herein by reference.

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

TABLE 6: Community Banking Segment Operating Results

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Interest income	$62,402	$62,173	$59,465
Interest expense	5,693	10,630	10,181
Net interest income	56,709	51,543	49,284
Provision for loan losses	(200)	4,600	360
Net interest income after provision for loan losses	56,909	46,943	48,924
Noninterest income:
Gain on sales of loans	—	3,489	—
Interchange income	5,740	4,768	4,203
Service charges on deposit accounts	3,740	3,357	3,923
Investment services income	2,761	2,618	2,029
Other income, net	2,967	2,153	2,913
Total noninterest income	15,208	16,385	13,068
Noninterest expense:
Salaries and employee benefits	32,156	32,337	29,634
Occupancy expense	6,705	6,386	5,812
Data processing	7,824	7,330	6,682
Other real estate loss/(gain) and expense, net	(379)	213	58
Other expenses	8,675	10,504	7,557
Total noninterest expenses	54,981	56,770	49,743
Income before income taxes	17,136	6,558	12,249
Income tax expense	3,051	411	1,964
Net income	$14,085	$6,147	$10,285

The community banking segment reported net income of $14.1 million and $6.1 million for the years ended December 31, 2021 and 2020, respectively. The increase in community banking segment net income for the year ended December 31, 2021 compared to the year ended December 31, 2020 was due primarily to:

●	lower provision for loan losses,
●	lower interest expense due to lower average cost of deposits and lower average borrowings,
●	$2.5 million higher net PPP origination fee income, included in interest income,

●	$2.2 million of early repayment charges in 2020 related to FHLB advances,
●	$1.3 million of merger related expenses in 2020,
●	higher average balances of loans,
●	$1.4 million higher income from debit card interchange, overdraft and account maintenance fees,
●	a gain of $399,000 related to the sale of an other real estate owned (OREO) property in 2021, and
●	income tax benefits of branch consolidation activity in 2021 compared to branch consolidation charges in 2020;

partially offset by:

●	lower average yields on loans, securities and cash reserves,
●	a $3.5 million gain on the sale of PCI loans in 2020,
●	a $1.3 million pension settlement charge in 2021,
●	higher operating costs related to data processing and professional services, as a result of serving a growing number of customers,
●	higher occupancy expense related to two financial centers opened in the third quarter of 2020, and
●	benefits of a change in tax law recognized in 2020.

Adjusted net income for the community banking segment, which excludes the effects of the sale of PCI loans, early repayment charges, pension settlement charges, merger related expenses, branch consolidation activity and certain one-time tax benefits, was $15.0 million for the year ended December 31, 2021, compared to $6.1 million for the year ended December 31, 2020. Adjusted net income for the community banking segment increased $8.9 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 due primarily to the items discussed above.

Net interest income for the community banking segment increased $5.2 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. This increase was due primarily to (1) higher average balances of interest earning assets, (2) lower average costs of deposits, resulting from lower rates and a shift in composition toward non-time deposits, and (3) lower interest expense on borrowings, due to lower borrowings outstanding, partially offset by lower yields on loans, securities and excess cash. Comparisons of interest income on loans were significantly impacted by recognition of net PPP origination fees, which was higher for the year ended December 31, 2021 than in the year ended December 31, 2020, and interest income on PCI loans, which was lower for the year ended December 31, 2021 compared to the year ended December 31, 2020. In addition to the effects of these items, higher average advances to fund loans at subsidiaries and loan growth contributed to the increases in interest income on loans for the year ended December 31, 2021 compared to the year ended December 31, 2020, partially offset by lower average yields on other loans, especially commercial real estate loans, as a result of changes in interest rates. Higher average advances to subsidiaries resulted primarily from the repayment of a third-party bank line of credit at the consumer finance segment in the second quarter of 2020 that was previously used to fund consumer finance loans. Net PPP origination fees recognized in the year ended December 31, 2021 were $4.1 million, compared to $1.6 million for the year ended December 31, 2020.  Deferred net PPP origination fees that remained unrecognized at December 31, 2021 were $679,000, which are expected to be recognized in 2022.  Interest income recognized on PCI loans was $2.5 million for the year ended December 31, 2021 and $3.0 million for the year ended December 31, 2020.

Provision for loan losses for the community banking segment decreased $4.8 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, due primarily to qualitative adjustments to reserves due to the COVID-19 pandemic that were recognized in 2020 and a portion of which was released in 2021, as credit deterioration has not yet been experienced to the extent previously anticipated, and improvement in asset quality during 2021, including impaired loans, which were partially offset by provision related to growth in the loan portfolio in 2021.  As of December 31, 2021, we have not experienced significant declines in the overall credit quality of the loan portfolio during the COVID-19 pandemic.  Management believes that PPP loans and other forms of government stimulus may have delayed and partially mitigated credit deterioration during the COVID-19 pandemic.  Management believes that the level of the allowance for loan losses is sufficient to absorb losses inherent in the portfolio.  However, if there are further challenges to the economic recovery, including a resurgence in COVID-19 cases that leads to economic disruption, additional provision for loan losses may be required in future periods.

There were no merger related expenses in the year ended December 31, 2021.  Merger related expenses at the community banking segment of $1.3 million ($1.0 million after income taxes) were recorded in the year ended December

31, 2020, of which $501,000 was data processing expense, $236,000 was professional fees expense, $119,000 was salaries and employee benefits expense, $81,000 was occupancy expense, $61,000 was included in all other noninterest expenses, and $298,000 was a loss on disposition of assets and was recorded in other noninterest income. Cost savings related to the integration of Peoples were realized primarily in salaries and employee benefits expense.

C&F Bank amended its cash balance pension plan and closed the plan to new entrants hired after December 31, 2021. The amendment is expected to result in lower expense related to the cash balance pension plan as the number of active participants decreases over time. Separately, the community banking segment recorded a non-cash pension settlement charge of $1.3 million ($995,000 after income taxes) in connection with certain lump sum benefit payments during the year ended December 31, 2021.

Branch consolidation activity resulted in income tax benefits recognized during the year ended December 31, 2021 of $107,000 and pre-tax charges of $281,000 ($222,000 after income taxes) recorded in other noninterest income during the year ended December 31, 2020.  Income tax benefits of $326,000 were recognized during the year ended December 31, 2020 related to a change in tax law enacted in response to the COVID-19 pandemic which changed the tax rate applied to certain net operating losses related to prior tax years of Peoples.

Discussion of the community banking segment for the year ended December 31, 2019 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Principal Business Segments” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 3, 2021, and is incorporated herein by reference.

Mortgage Banking:  The following table presents the mortgage banking operating results for the periods indicated.

TABLE 7: Mortgage Banking Segment Operating Results

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Interest income	$3,845	$4,954	$2,699
Interest expense	1,157	1,579	1,618
Net interest income	2,688	3,375	1,081
Provision for loan losses	(45)	10	—
Net interest income after provision for loan losses	2,733	3,365	1,081
Noninterest income:
Gains of sales of loans	22,370	25,792	10,603
Mortgage banking fee income	6,561	7,743	4,700
Mortgage lender services fee income	2,492	2,176	390
Other income	139	66	13
Total noninterest income	31,562	35,777	15,706
Noninterest expense:
Salaries and employee benefits	14,868	13,908	5,965
Occupancy expense	1,464	1,607	1,415
Data processing	1,915	1,828	885
Other expenses	5,081	6,671	3,413
Total noninterest expenses	23,328	24,014	11,678
Income before income taxes	10,967	15,128	5,109
Income tax expense	3,284	4,392	1,336
Net income	$7,683	$10,736	$3,773

The mortgage banking segment reported net income of $7.7 million and $10.7 million for the years ended December 31,  2021 and 2020, respectively. The decrease in mortgage banking segment net income of $3.0 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 was due primarily to (1) lower mortgage loan production volume, which resulted in lower gains on sales of loans and mortgage banking fee income as well as lower expenses related to mortgage loan production, (2) lower interest income due to lower average balances of loans held for sale and (3) higher salaries and benefits expense, primarily as a result of the addition of operations staff during 2020 in response to record origination volume, partially offset by (1) higher average margins on loans originated for resale, (2) lower provision for indemnification losses included in other expenses and (3) higher fee income from mortgage lender services as a result of serving a growing number of third-party lenders.

Discussion of the mortgage banking segment for the year ended December 31, 2019 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Principal Business Segments” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 3, 2021, and is incorporated herein by reference.

The following table presents mortgage loan originations and mortgage loans sold for the periods indicated.

TABLE 8: Mortgage Loan Originations & Mortgage Loans Sold

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Mortgage loan originations:
Purchases	$936,909	$854,550	$719,226
Refinancings	522,062	917,512	224,917
Total mortgage loan originations[1]	$1,458,971	$1,772,062	$944,143

Mortgage loans sold	$1,585,829	$1,653,311	$896,974
[1]	Total mortgage loan originations does not include mortgage lender services.

Mortgage loan originations for the mortgage banking segment decreased 17.7 percent for the year ended December 31, 2021, compared to the year ended December 31, 2020, while remaining substantially above mortgage loan origination levels experienced prior to the record levels of 2020. We believe sustained historically low interest rates on mortgage loans and higher demand in the housing market have contributed to continued higher volume in the broader mortgage industry during the years ended December 31, 2021 and 2020. Production of the mortgage banking segment began to moderate beginning in the second quarter of 2021, and appears to have normalized as of December 31, 2021. Refinancings, which increased as a share of mortgage loan originations during 2020 compared to historical levels, declined for the year ended December 31, 2021 compared to the year ended December 31, 2020, and purchase volume for the year ended December 31, 2021 has grown compared to the years ended December 31, 2020 and 2019, which contributed to higher average margins on sales of loans for the year ended December 31, 2021 compared to the year ended December 31, 2020. Gains on sales of loans, while driven in part by mortgage loan originations, also includes the effects of changes in locked loan commitments, which reflect the volume of mortgage loan applications that are in process and have not closed.  Locked loan commitments decreased by $115.2 million in the year ended December 31, 2021 and grew by $123.6 million in the year ended December 31, 2020.  Locked loan commitments were $83.4 million at December 31, 2021, compared to $198.6 million at December 31, 2020 and $75.1 million at December 31, 2019. Mortgage lender services fee income is derived from providing mortgage origination functions to third-party mortgage lenders. Mortgage lender services volume increased for the year ended December 31, 2021 compared to the years ended December 31, 2020 and 2019 as a result of business with new customers as well as higher volume with existing customers.

Consumer Finance:  The following table presents the consumer finance operating results for the periods indicated.

TABLE 9: Consumer Finance Segment Operating Results

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Interest income	$37,803	$38,949	$41,389
Interest expense	9,503	8,726	10,169
Net interest income	28,300	30,223	31,220
Provision for loan losses	820	6,470	8,155
Net interest income after provision for loan losses	27,480	23,753	23,065

Noninterest income	378	492	565
Noninterest expense:
Salaries and employee benefits	8,672	8,716	8,668
Occupancy expense	690	646	685
Data processing	1,326	1,220	1,303
Other expenses	3,525	3,246	3,546
Total noninterest expenses	14,213	13,828	14,202
Income before income taxes	13,645	10,417	9,428
Income tax expense	3,685	2,805	2,560
Net income	$9,960	$7,612	$6,868

The consumer finance segment reported net income of $10.0 million and $7.6 million for the years ended December 31, 2021 and 2020, respectively.  The increase in consumer finance segment net income was due primarily to lower provision for loan losses, partially offset by lower net interest income. Interest income decreased $1.1 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 due primarily to lower average yields on loans, partially offset by higher average balances of prime marine and RV loans and non-prime auto loans.  Average yields decreased as a result of purchases of loan contracts at lower yields than the portfolio average yield, partially due to lower interest rates for non-prime auto loans and the consumer finance segment continuing to pursue loan contracts of higher credit quality, including prime marine and RV loans.  Provision for loan losses decreased $5.7 million for the year ended December 31, 2021, as compared to the same period of 2020 as a result of reserves recognized in 2020 related to the COVID-19 pandemic, a portion of which were released in 2021, and lower charge-offs, partially offset by loan growth in 2021. Charge-offs at the consumer finance segment have continued to decrease as a result of continued improvement in the credit quality of purchased loan contracts, borrowers benefitting from the effects of government stimulus programs in 2021 and 2020, and a strong used car market, which results in lower charge-offs upon sale of repossessed autos. Management believes that the level of the allowance for loan losses is sufficient to absorb losses inherent in the portfolio.  However, if there are further challenges to the economic recovery, including a resurgence in COVID-19 cases that results in economic disruption, additional provision for loan losses may be required in future periods.  In addition, provision for loan losses may be higher in future periods if net charge-offs increase, including due to lower recoveries from sales of used automobiles if prices decline.

Discussion of the consumer finance segment for the year ended December 31, 2019 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Principal Business Segments” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 3, 2021, and is incorporated herein by reference.

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

In conjunction with the factors described above, we consider the following risk elements that are inherent in the loan portfolio as part of the analysis:

●	Real estate residential mortgage loans carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

●	Real estate construction loans carry risks that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral may, at any point in time, be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure unrelated to the project.

●	Commercial, financial and agricultural loans carry risks associated with the continued successful operation of a business or a real estate project, in addition to other risks associated with the ownership of real estate, because the repayment of these loans may be dependent upon the profitability and cash flows of the business or project. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much precision.

●	Equity lines of credit carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

●	Consumer loans carry risks associated with the continued credit-worthiness of the borrower and the value of the collateral (e.g., rapidly-depreciating assets such as automobiles), or lack thereof. Consumer loans are more likely than real estate loans to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy.

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

Allowance for Loan Losses Methodology - PCI Loans - As previously described, on a quarterly basis we evaluate our estimate of cash flows expected to be collected on PCI loans. These evaluations require the continued assessment of key assumptions and estimates similar to the initial estimate of fair value, such as the effect of collateral value changes, changing loss severities, estimated and experienced prepayment speeds and other relevant factors. Subsequent decreases to the expected cash flows to be collected on a PCI loan will generally result in a provision for loan losses resulting in an increase to the allowance for loan losses. For a more detailed description, see “Critical Accounting Estimates” in this Item 7.

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

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following table presents the Corporation’s loan loss experience for the periods indicated:

TABLE 10: Allowance for Loan Losses

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer[1]	Finance	Total
For the year ended December 31, 2019:
Balance at beginning of year	$2,246	$727	$6,688	$1,106	$257	$22,999	$34,023
Provision charged to operations	(146)	(46)	458	(235)	329	8,155	8,515
Loans charged off	(46)	—	(29)	(138)	(349)	(13,991)	(14,553)
Recoveries of loans previously charged off	26	—	4	—	228	4,630	4,888
Balance at end of year	$2,080	$681	$7,121	$733	$465	$21,793	$32,873

Average loans	$181,718	$61,722	$472,096	$53,676	$13,371	$307,141	$1,089,724
Ratio of net charge-offs to average loans	0.01%	—%	0.01%	0.26%	0.90%	3.05%	0.89%

For the year ended December 31, 2020:
Balance at beginning of year	$2,080	$681	$7,121	$733	$465	$21,793	$32,873
Provision charged to operations	808	294	3,589	(47)	(34)	6,470	11,080
Loans charged off	(62)	—	(18)	—	(231)	(9,331)	(9,642)
Recoveries of loans previously charged off	88	—	4	1	171	4,581	4,845
Balance at end of year	$2,914	$975	$10,696	$687	$371	$23,513	$39,156

Average loans	$211,179	$62,572	$658,768	$52,617	$15,559	$307,991	$1,308,686
Ratio of net charge-offs (recoveries) to average loans	(0.01)%	—%	0.01%	(0.01)%	0.39%	1.54%	0.37%

For the year ended December 31, 2021:
Balance at beginning of year	$2,914	$975	$10,696	$687	$371	$23,513	$39,156
Provision charged to operations	(279)	(119)	385	(95)	(137)	820	575
Loans charged off	—	—	—	—	(184)	(4,381)	(4,565)
Recoveries of loans previously charged off	25	—	4	1	122	4,839	4,991
Balance at end of year	$2,660	$856	$11,085	$593	$172	$24,791	$40,157

Average loans	$215,745	$60,951	$717,717	$44,320	$8,842	$334,565	$1,382,140
Ratio of net charge-offs (recoveries) to average loans	(0.01)%	—%	(0.01)%	(0.01)%	0.70%	(0.14)%	(0.03)%
[1]	Consumer loans includes provision, charge-offs and recoveries related to demand deposit overdrafts.

For further information regarding the adequacy of our allowance for loan losses, refer to “Nonperforming Assets” within this Item 7.

The allocation of the allowance for loan losses at December 31 for the years indicated and the ratio of corresponding outstanding loan balances to total loans are as follows:

TABLE 11: Allocation of Allowance for Loan Losses

	December 31,
(Dollars in thousands)	2021	2020
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,660	$2,914
Real estate—construction [1]	856	975
Commercial, financial and agricultural [2]	11,085	10,696
Equity lines	593	687
Consumer	172	371
Consumer finance	24,791	23,513
Total allowance for loan losses	$40,157	$39,156
Ratio of loans to total period-end loans:
Real estate—residential mortgage	15%	16%
Real estate—construction [1]	4	4
Commercial, financial and agricultural [2]	51	52
Equity lines	3	4
Consumer	1	1
Consumer finance	26	23
	100%	100%
1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2021 were as follows:

TABLE 12: Credit Quality Indicators

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$215,432	$664	$605	$315	$217,016
Real estate – construction [2]	57,495	—	—	—	57,495
Commercial, financial and agricultural [3]	707,633	1,989	5,986	2,122	717,730
Equity lines	41,013	47	181	104	41,345
Consumer	8,276	—	1	3	8,280
	$1,029,849	$2,700	$6,773	$2,544	$1,041,866

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$367,814	$380	$368,194

1	At December 31, 2021, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2020 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$215,712	$1,715	$595	$276	$218,298
Real estate – construction [2]	62,147	—	—	—	62,147
Commercial, financial and agricultural [3]	668,167	18,631	10,989	2,428	700,215
Equity lines	48,140	132	3	191	48,466
Consumer	10,832	48	41	107	11,028
	$1,004,998	$20,526	$11,628	$3,002	$1,040,154

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$311,850	$402	$312,252

1	At December 31, 2020, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

The decreases in special mention and substandard loans rated at December 31, 2021 compared to December 31, 2020 were due primarily to repayments.

The allowance for loan losses as a percentage of total loans at the community banking segment, excluding PCI loans, decreased to 1.44 percent at December 31, 2021, compared to 1.46 percent at December 31, 2020. The allowance for loan losses as a percentage of total loans excluding all purchased loans and loans originated under the PPP was 1.55 percent at December 31, 2021, compared to 1.74 percent at December 31, 2020.  The community banking segment recorded a net reversal of provision for loan losses of $200,000 in 2021, as a partial release of qualitative adjustments to reserves related to the COVID-19 pandemic, and improvement in asset quality were partially offset by additional reserves related to the growth in the loan portfolio. The community banking segment recorded provision for loan losses of $4.6 million for 2020 due primarily to qualitative adjustments to reserves established as a result of the COVID-19 pandemic and growth in the loan portfolio.  As of December 31, 2021, there have not been significant declines in the overall credit quality of the loan portfolio during the COVID-19 pandemic, although management believes the effects of PPP loans and other forms of government stimulus may have delayed and partially mitigated credit deterioration during the COVID-19 pandemic. Management believes that the level of the allowance for loan losses is sufficient to absorb losses inherent in the portfolio.  However, if there are further challenges to the economic recovery, including a resurgence in COVID-19 cases that leads to economic disruption, additional provision for loan losses may be required in future periods.

The consumer finance segment’s allowance for loan losses increased by $1.3 million to $24.8 million at December 31, 2021 from $23.5 million at December 31, 2020. The allowance for loan losses as a percentage of loans decreased to 6.73 percent at December 31, 2021, compared to 7.53 percent at December 31, 2020. The decrease in the level of the allowance for loan losses as a percentage of total loans is primarily a result of improving credit quality of the portfolio, which has resulted in lower net charge-offs, and lower reserves based on qualitative adjustments related to the COVID-19 pandemic.  Total delinquent loans, which does not include loans that have been granted a payment deferral, as a percentage of total loans decreased to 2.16 percent at December 31, 2021 compared to 3.08 percent at December 31, 2020. The consumer finance segment experienced net recoveries for the year ended December 31, 2021 of 0.14 percent of average total loans, compared to net charge-offs of 1.54 percent for 2020, due to a lower number of charge-offs during 2021 as a result of improvement in loan performance, and lower losses per loan charged off as a result of a strong used car market. Improvement in loan performance has resulted from the consumer finance segment continuing to purchase higher quality loans, including marine and RV loans. Additionally, borrowers benefitted during 2021 and 2020 from the government’s stimulus measures in response to the COVID-19 pandemic. As of December 31, 2021, these stimulus programs have generally ended, and the Corporation can give no assurance that loan performance or net charge-offs will continue at the levels experienced in 2021 and 2020. The consumer finance segment recorded provision for loan losses of $820,000 for the year ended December 31, 2021, as provision related to growth in the loan portfolio was partially offset by a partial release of qualitative adjustments to reserves related to the COVID-19 pandemic, as credit deterioration has not yet been experienced to the extent previously anticipated, improvement in credit quality and lower net charge-offs. The consumer finance segment recorded provision for loan losses of $6.5 million for the year ended December 31, 2020, due primarily to qualitative adjustments to reserves established as a result of the COVID-19 pandemic, partially offset by improvement in credit quality. Management believes that the level of the allowance for loan losses is sufficient to absorb losses inherent in the portfolio.  However, if there are further challenges to the economic recovery, including a resurgence in COVID-19 cases that results in economic disruption, additional provision for loan losses may be required in future periods.  In addition, provision for loan losses may be higher in future periods if net charge-offs increase, including due to lower recoveries from sales of used automobiles if prices decline.

As previously described, the consumer finance segment, at times, offers payment deferrals to non-prime automobile borrowers as a management technique to achieve higher ultimate cash collections on select loan accounts. Payment deferrals may affect the ultimate timing of when an account is charged off. A significant reliance on deferrals as a means of managing collections may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio.  The average amounts deferred on a monthly basis during 2021 were 1.24 percent of non-prime automobile loans outstanding, compared to 2.93 percent during 2020 and 1.90 percent during 2019. Payment deferrals increased for 2020 compared to 2019 as the COVID-19 pandemic affected the ability of some borrowers to make timely payments, but were lower in 2021.

Because C&F Finance primarily focuses on non-prime borrowers, the anticipated rates of delinquencies, defaults, repossessions and losses on the consumer finance loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by changes in general economic conditions. Changes in economic conditions may also affect consumer demand for used automobiles and values of automobiles securing outstanding loans, due to changes in demand or changes in levels of inventory of used automobiles, which may directly affect the amount of a loss incurred by C&F Finance in the event of default. While we manage the higher risk inherent in loans made to non-prime borrowers through the underwriting criteria, portfolio management and collection methods employed by C&F Finance, we cannot guarantee that these criteria or methods will afford adequate protection against these risks. Beginning in 2016 with C&F Finance’s implementation of a scorecard model for purchasing loan contracts, the credit-worthiness of borrowers at origination has improved for automobile loans purchased by C&F Finance and the level of credit losses experienced has decreased. We cannot provide any assurance that C&F Finance’s net charge-off ratio will not increase  in future periods.  However, we believe that the current allowance for loan losses is adequate to absorb probable losses that have been incurred on existing consumer finance segment loans that may become uncollectible. If factors influencing the consumer finance segment result in higher net charge-off ratios in future periods, the consumer finance segment may need to increase the level of its allowance for loan losses through additional provisions for loan losses, which could negatively affect future earnings of the consumer finance segment.

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

Table 13 summarizes the Corporation’s credit ratios on a consolidated basis as of December 31, 2021 and 2020.

TABLE 13: Consolidated Credit Ratios

(Dollars in thousands)	2021	2020
Total loans	$1,410,060	$1,352,406
Nonaccrual loans	$2,924	$3,404
Allowance for loan losses (ALL)	$40,157	$39,156
Nonaccrual loans to total loans	0.21%	0.25%
ALL to total loans	2.85%	2.90%
ALL to nonaccrual loans	1,373.36%	1,150.29%

Table 14 summarizes nonperforming assets by principal business segment at December 31 of each of the past two years.

TABLE 14: Nonperforming Assets

Community Banking Segment

(Dollars in thousands)	2021	2020
As of December 31:
Loans, excluding purchased and PPP loans	$954,262	$863,293
Purchased performing loans[1]	56,798	87,096
Purchased credit impaired loans[1]	3,655	6,359
PPP loans[2]	17,762	76,527
Total loans	$1,032,477	$1,033,275

Nonaccrual loans	$2,359	$2,971
OREO[3]	$835	$907
Impaired loans[4]	$5,058	$6,278

ALL	$14,803	$15,035
Nonaccrual loans to total loans	0.23%	0.29%
ALL to total loans	1.43%	1.46%
ALL to nonaccrual loans	627.51%	506.06%
ALL to total loans, excluding purchased credit impaired loans[5]	1.44%	1.46%
ALL to total loans, excluding purchased loans and PPP loans	1.55%	1.74%

For the year ended December 31:
Provision for loan losses	$(200)	$4,600
Net charge-offs to average total loans	0.01%	0.01%
1	Acquired loans are tracked in two separate categories – “purchased performing” and “purchased credit impaired.” The remaining discount for the purchased performing loans was $1.1 million at December 31, 2021 and $1.8 million at December 31, 2020. The remaining discount for the purchased credit impaired loans was $4.7 million at December 31, 2021 and $5.9 million at December 31, 2020.
2	The principal amount of outstanding PPP loans was $18.4 million at December 31, 2021 and $78.7 million at December 31, 2020.
3	OREO includes $835,000 at both December 31, 2021 and 2020 related to the land and buildings of a former branch property, which was consolidated into a nearby branch in 2019.
4	Impaired loans includes $2.2 million and $2.7 million of loans on nonaccrual at December 31, 2021 and 2020, respectively. Impaired loans also includes $2.7 million and $3.6 million of TDRs at December 31, 2021 and 2020, respectively.
5	The ratio of ALL to total loans, excluding purchased credit impaired loans, includes purchased performing loans and loans originated under the PPP for which no allowance for loan losses is required.

Mortgage Banking Segment

(Dollars in thousands)	2021	2020
As of December 31:
Total loans[1]	$9,389	$6,879
Nonaccrual loans	$185	$31
Impaired loans	$150	$—
ALL	$563	$608
Nonaccrual loans to total loans	1.97%	0.45%
ALL to total loans	6.00%	8.84%
ALL to nonaccrual loans	304.32%	1,961.29%

For the year ended December 31:
Provision for loan losses	$(45)	$10
Net charge-offs to average total loans	-%	-%
1	Total loans does not include loans held for sale at the mortgage banking segment.

Consumer Finance Segment

(Dollars in thousands)	2021	2020
As of December 31:
Total loans	$368,194	$312,252
Nonaccrual loans	$380	$402
Repossessed assets	$190	$291
ALL	$24,791	$23,513
Nonaccrual loans to total loans	0.10%	0.13%
ALL to total loans	6.73%	7.53%
ALL to nonaccrual loans	6,523.95%	5,849.00%

For the year ended December 31:
Provision for loan losses	$820	$6,470
Net (recoveries) charge-offs to average total loans	(0.14)%	1.54%

Table 15 presents the changes in the OREO balance for 2021 and 2020.

TABLE 15: OREO Changes

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Balance at the beginning of year, gross	$1,114	$1,191
Additions	—	344
Charge-offs	(54)	(57)
Sales proceeds	(462)	(364)
Gain on disposition	237	—
Balance at the end of year, gross	835	1,114
Less valuation allowance	—	(207)
Balance at the end of year, net	$835	$907

Nonperforming assets of the community banking segment totaled $3.2 million at December 31, 2021, compared to $3.9 million at December 31, 2020. Nonperforming assets included $2.4 million in nonaccrual loans at December 31, 2021 compared to $3.0 million at December 31, 2020, and included $835,000 in other real estate owned at December 31, 2021, compared to $907,000 at December 31, 2020. Nonaccrual loans were comprised primarily of one commercial relationship at December 31, 2021 and 2020.  OREO at December 31, 2021 and 2020 was primarily comprised of a property previously used by the Bank as a branch, which was consolidated into a nearby branch in 2019.  The property was subsequently sold in January 2022.  If interest on loans on nonaccrual at December 31, 2021 had been recognized throughout the year, the community banking segment would have recorded additional gross interest income in 2021 of $214,000.

Nonaccrual loans at the consumer finance segment decreased to $380,000 at December 31, 2021 from $402,000 at December 31, 2020. As noted above, the allowance for loan losses at the consumer finance segment increased from $23.5 million at December 31, 2020 to $24.8 million at December 31, 2021, and the ratio of the allowance for loan losses to total consumer finance loans was 6.73 percent as of December 31, 2021, compared to 7.53 percent at December 31, 2020. Nonaccrual consumer finance loans remain low relative to the allowance for loan losses and the total consumer finance loan portfolio because the consumer finance segment generally initiates repossession of loan collateral once a loan becomes more than 60 days delinquent. Repossessed vehicles of the consumer finance segment are classified as other assets and consist only of vehicles the Corporation has the legal right to sell.  Prior to the reclassification from loans to repossessed vehicles, the difference between the carrying amount of each loan and the fair value of each vehicle (i.e. the deficiency) is charged against the allowance for loan losses.  At December 31, 2021, repossessed vehicles at fair value less estimated costs to sell included in other assets totaled $190,000, compared to $291,000 at December 31, 2020.  If interest on loans on nonaccrual at December 31, 2021 had been recognized throughout the year, the consumer finance segment would have recorded additional gross interest income in 2021 of $4,000.

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

Impaired loans, which included TDRs of $2.7 million, and the related allowance at December 31, 2021, were as follows:

TABLE 16: Impaired Loans

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$1,689	$550	$1,035	$63	$1,560	$64
Commercial, financial and agricultural:
Commercial real estate lending	1,389	—	1,390	103	1,393	72
Commercial business lending	2,234	—	2,123	489	2,257	—
Equity lines	118	110	—	—	119	4
Total	$5,430	$660	$4,548	$655	$5,329	$140

Impaired loans, which included TDRs of $3.6 million, and the related allowance at December 31, 2020, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$2,326	$931	$1,279	$77	$2,353	$105
Commercial, financial and agricultural:
Commercial real estate lending	1,397	—	1,397	89	1,404	73
Commercial business lending	2,430	—	2,428	585	2,573	—
Equity lines	120	111	—	—	119	2
Consumer	147	—	132	128	154	3
Total	$6,420	$1,042	$5,236	$879	$6,603	$183

TDRs at December 31, 2021 and 2020 were as follows:

TABLE 17: Troubled Debt Restructurings

	December 31,	December 31,
(Dollars in thousands)	2021	2020
Accruing TDRs	$2,575	$3,318
Nonaccrual TDRs[1]	115	257
Total TDRs[2]	$2,690	$3,575

1	Included in nonaccrual loans in Table 14: Nonperforming Assets.
2	Included in impaired loans in Table 16: Impaired Loans.

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

The Corporation has accommodated certain borrowers affected by the COVID-19 pandemic by granting short-term payment deferrals or periods of interest-only payments.  Generally, a short-term payment deferral does not result in a loan modification being classified as a TDR. Furthermore, certain modifications are not required to be evaluated for classification as a TDR under statutory and regulatory relief related to the COVID-19 pandemic. There were no modifications offered during the year ended December 31, 2021 which were not evaluated for classification as a TDR. The Corporation has granted loan modifications related to COVID-19 on aggregate balances of $103.6 million since the beginning of the pandemic. At December 31, 2021, loans whose modification periods had not ended had aggregate balances of $7.2 million and all such loans are performing in accordance with their modified terms, which includes payments of interest. Management monitors the credit risk related to these loans and has adjusted risk ratings as applicable as of December 31, 2021. Management cannot predict whether or for how long these borrowers may require further modifications of their loan terms beyond the existing deferral arrangement.

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

At December 31, 2021, the Corporation had total assets of $2.26 billion compared to $2.09 billion at December 31, 2020. The increase was attributable primarily to increases in cash reserves, available for sale securities and loans held for investment, partially offset by a decrease in loans held for sale and was funded by growth in demand and savings deposits and short-term borrowings. The significant components of the Corporation’s Consolidated Balance Sheets are discussed below.

LOAN PORTFOLIO

General

Through the community banking segment, we engage in a wide range of lending activities, which include the origination, primarily in the community banking segment’s market area, of (1) one-to-four family and multi-family residential mortgage loans, (2) commercial real estate loans, (3) construction loans, (4) land acquisition and development loans, (5) consumer loans and (6) commercial business loans. We engage in non-prime automobile, and marine and RV lending through the consumer finance segment and in residential mortgage lending through the mortgage banking segment with substantially all of the loans originated through the mortgage banking segment sold to third-party investors. At December 31, 2021, the Corporation’s loans held for investment in all categories, net of the allowance for loan losses, totaled $1.37 billion and loans held for sale had a fair value of $82.3 million.

Tables 18 and 19 present information pertaining to the composition of loans held for investment and the maturity/repricing of certain loans held for investment.

TABLE 18: Summary of Loans Held for Investment

	December 31,
(Dollars in thousands)	2021	2020
Real estate—residential mortgage	$217,016	$218,298
Real estate—construction [1]	57,495	62,147
Commercial, financial, and agricultural [2]	717,730	700,215
Equity lines	41,345	48,466
Consumer	8,280	11,028
Consumer finance	368,194	312,252
Total loans	1,410,060	1,352,406
Less allowance for loan losses	(40,157)	(39,156)
Total loans, net	$1,369,903	$1,313,250

1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending (which includes loans originated under the PPP of $17.8 million and $76.5 million at December 31, 2021 and 2020, respectively). Other commercial, financial and agricultural loans were $699.9 million and $623.7 million at December 31, 2021 and 2020, respectively.

The increase in total loans from December 31, 2020 to December 31, 2021 was due primarily to commercial loan growth at the community banking segment and growth in the consumer finance segment.

TABLE 19: Maturity/Repricing Schedule of Loans Held for Investment

	December 31, 2021
	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Variable Rate:
Within 1 year	$828	$31,160	$169,433	$41,345	$64	$—	$242,830
1 to 5 years	2,681	—	62,375	—	—	—	65,056
5 to 15 years	74	—	16,369	—	—	—	16,443
After 15 years	—	—	—	—	—	—	—
Fixed Rate:
Within 1 year	$5,198	$23,926	$41,341	$—	$1,783	$6,555	$78,803
1 to 5 years	31,305	422	210,111	—	5,192	163,087	410,117
5 to 15 years	139,663	1,712	217,272	—	1,241	198,552	558,440
After 15 years	37,267	275	829	—	—	—	38,371

	$217,016	$57,495	$717,730	$41,345	$8,280	$368,194	$1,410,060

Beginning in April 2020, the community banking segment originated loans under the PPP which are guaranteed by the SBA, and in some cases borrowers may be eligible to obtain forgiveness of the loans, in which case loans would be repaid by the SBA.  Net PPP origination fees recognized in the year ended December 31, 2021 was $4.1 million compared to $1.5 million in the year ended December 31, 2020. Since the second quarter of 2020, the community banking segment has recognized $5.6 million of net fees under the PPP, and deferred net PPP origination fees that remained unrecognized at December 31, 2021 was $679,000, which are expected to be recognized in 2022. As repayment of PPP loans is guaranteed by the SBA, the community banking segment does not recognize a reserve for PPP loans in its allowance for loan losses.  Table 20 presents the outstanding principal of loans originated under the PPP as of December 31, 2021 and 2020.

TABLE 20: Paycheck Protection Program Loans

	December 31,	December 31,
(Dollars in thousands)	2021	2020
Outstanding principal	$18,441	$78,684
Unrecognized deferred fees, net	(679)	(2,157)
	$17,762	$76,527

Total loans at December 31, 2021 and 2020 included loans purchased in connection with the Corporation’s acquisitions. These loans were recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses. The following tables present the outstanding principal balance and the carrying amount of purchased loans that are included in the Corporation’s Consolidated Balance Sheets at December 31, 2021 and 2020.

TABLE 21: PCI and Purchased Performing Loans

	December 31, 2021
	Purchased
	Credit	Purchased
(Dollars in thousands)	Impaired	Performing	Total
Outstanding principal balance	$8,350	$57,862	$66,212
Carrying amount
Real estate – residential mortgage	$817	$9,997	$10,814
Real estate – construction	—	1,356	1,356
Commercial, financial and agricultural	2,753	37,313	40,066
Equity lines	38	6,919	6,957
Consumer	47	1,213	1,260
Total acquired loans	$3,655	$56,798	$60,453

	December 31, 2020
	Purchased
	Credit	Purchased
(Dollars in thousands)	Impaired	Performing	Total
Outstanding principal balance	$12,760	$89,043	$101,803
Carrying amount
Real estate – residential mortgage	$1,473	$15,117	$16,590
Real estate – construction	—	1,077	1,077
Commercial, financial and agricultural	4,758	58,796	63,554
Equity lines	80	10,182	10,262
Consumer	48	1,924	1,972
Total acquired loans	$6,359	$87,096	$93,455

For a description of the Corporation’s accounting for purchased performing and PCI loans, see “Critical Accounting Estimates” in this Item 7.

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

Residential Mortgage Lending – Held for Investment

The community banking segment originates residential mortgage loans secured by first and second liens on properties located in its primary market areas in eastern and central Virginia. The Bank offers various types of residential first mortgage loans in addition to traditional long-term, fixed-rate loans. The majority of such loans include 10, 15 and 30 year amortizing mortgage loans with fixed rates of interest. Second mortgage loans are offered with fixed and adjustable rates. Second mortgage loans are granted for a fixed period of time, usually between 5 and 15 years.

Loans associated with residential mortgage lending are included in the real estate—residential mortgage category in Table 18: Summary of Loans Held for Investment.

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

The amounts, interest rates and terms for construction loans vary, depending upon market conditions, the size and complexity of the project, and the financial strength of the borrower and any guarantors of the loan. The term for a typical construction loan ranges from 12 months to 15 months for the construction of an individual residence and from 15 months to a maximum of 3 years for larger residential or commercial projects. We do not typically amortize construction loans, and the borrower pays interest monthly on the outstanding principal balance of the loan. The Bank offers fixed and variable interest rates on construction loans. We do not generally finance the construction of commercial real estate projects built on a speculative basis. For residential builder loans, we limit the number of models and/or speculative units allowed depending on market conditions, the builder’s financial strength and track record and other factors. Generally, the maximum loan-to-value ratio for one-to-four family residential construction loans is 80 percent of the property’s fair market value, or 90 percent of the property’s fair market value if the property will be the borrower’s primary residence. The fair market value of a project is determined on the basis of an appraisal of the project conducted by an appraiser approved by the Bank. For larger projects where unit absorption or leasing is a concern, we may also obtain a feasibility study or other acceptable information from the borrower or other sources about the likely disposition of the property following the completion of construction.

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

Loans associated with construction lending are included in the real estate—construction category in Table 18: Summary of Loans Held for Investment.

Consumer Lot Lending

The community banking segment’s consumer lot loans are made to individuals for the purpose of acquiring an unimproved building site for the construction of a residence that generally will be occupied by the borrower. Consumer lot loans are made only to individual borrowers. These loans typically have a maximum term of either three or five years with a balloon payment of the entire balance of the loan being due in full at the end of the initial term. The interest rate for these loans is fixed at a rate that is slightly higher than prevailing rates for one-to-four family residential mortgage loans. We do not believe consumer lot loans bear as much risk as land acquisition and development loans because such loans are not made for the construction of residences for immediate resale, are not made to developers and builders, and are not concentrated in any one subdivision or community.

Loans associated with consumer lot lending are included in the real estate—construction category in Table 18: Summary of Loans Held for Investment.

Commercial Real Estate Lending

The community banking segment’s commercial real estate loans are primarily secured by the value of real property. The proceeds of commercial real estate loans are generally used by the borrower to finance or refinance the cost of acquiring and/or improving a commercial property. The properties that typically secure these loans are office and warehouse facilities, hotels, apartment complexes, retail facilities, restaurants and other commercial properties. Commercial real estate loans may be made to borrowers who will occupy or use the financed property in connection with their normal business operations or to borrowers who will use the subject propery to generate rental income. Loans secured by non-owner-occupied properties are made when: (1) the borrower is in strong financial condition and presents a substantial business opportunity for the Corporation and (2) the borrower has substantially pre-leased the property to high-caliber tenants.

Our commercial real estate loans are usually amortized over a period of time ranging from 15 years to 30 years and usually have a term to maturity ranging from 5 years to 15 years, with fixed rates of interest typically for periods of up to ten years. The maximum loan-to-value ratio for a commercial real estate loan is 80 percent; however, this maximum can be waived for particularly strong borrowers on an exception basis. Most commercial real estate loans are further secured by one or more personal guarantees.  We believe these loan terms provide some protection from changes in the borrower’s business and income as well as changes in general economic conditions. In the case of fixed-rate commercial real estate loans, shorter maturities also provide an opportunity to adjust the interest rate on this type of interest-earning asset in accordance with our asset and liability management strategies. Certain commercial customers qualify for participation in an interest rate swap program.  This program provides flexible pricing structures for our larger borrowers who wish to pay a fixed rate of interest, while preserving a floating rate for the Bank, which protects C&F Bank from exposure to rising interest rates.

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

Loans associated with commercial real estate lending are included in the commercial, financial and agricultural category in Table 18: Summary of Loans Held for Investment.

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

We underwrite and process land acquisition and development loans in much the same manner as commercial construction loans and commercial real estate loans. For land acquisition and development loans, we use lower loan-to-value ratios, which are a maximum of 65 percent for raw land, 75 percent for land development and improved lots and 80 percent of the discounted appraised value of the property as determined in accordance with the appraisal policies for developed lots for single-family or townhouse construction. We can waive the maximum loan-to-value ratio for particularly strong borrowers on an exception basis. The term of land acquisition and development loans ranges from a maximum of two years for loans relating to the acquisition of unimproved land to, generally, a maximum of three years for other types of projects. All land acquisition and development loans generally are further secured by one or more personal guarantees. Because these loans are usually larger in amount and involve more risk than consumer lot loans, we carefully evaluate the borrower’s assumptions and projections about market conditions and absorption rates in the community in which the property is located and the borrower’s ability to carry the loan if the borrower’s assumptions prove inaccurate.

Loans associated with land acquisition and development lending are included in the commercial, financial and agricultural category in Table 18: Summary of Loans Held for Investment.

Builder Line Lending

The community banking segment offers builder lines of credit to residential home builders to support their land and lot inventory needs. A construction loan facility for a builder will typically have an expiration of 24 months or less. Each loan that is made under the master loan facility will have a stated maturity that allows time for the residential unit to be constructed and sold to a homebuyer under prevailing market conditions. Specific terms vary based on the purpose of the loan (e.g., lot inventory, spec or non pre-sold units, pre-sold units) and previous sales activity to new homebuyers in the particular development. Repayment relies upon the successful performance of the underlying residential real estate project. This type of lending carries a higher level of risk related to residential real estate market conditions, a functioning first and secondary market in which to sell residential properties, and the borrower’s ability to manage inventory and run projects. We manage this risk by lending to experienced builders and by using specific underwriting policies and procedures for these types of loans.

Loans associated with builder line lending are included in the commercial, financial and agricultural category in Table 18: Summary of Loans Held for Investment.

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

Revolving and operating lines of credit are typically secured by all current assets of the borrower, provide for the acceleration of repayment upon any event of default, are monitored to ensure compliance with loan covenants, and are re-underwritten or renewed annually. Interest rates generally will float at a spread tied to the Bank’s prime lending rate. Term loans are generally advanced for the purchase of, and are secured by, vehicles and equipment and are normally fully amortized over a term of two to seven years, on either a fixed or floating rate basis.

Loans associated with commercial business lending are included in the commercial, financial and agricultural category in Table 18: Summary of Loans Held for Investment.

Equity Line Lending

The community banking segment offers its customers home equity lines of credit that enable customers to borrow funds secured by the equity in their homes. Currently, home equity lines of credit are offered with adjustable rates of interest that are generally priced at a spread to the prime lending rate. Home equity lines of credit are made on an open-end, revolving basis. Home equity lines of credit generally do not present as much risk to the Bank as other types of consumer loans. These lines of credit must satisfy our underwriting criteria, including loan-to-value and credit score guidelines.

Loans associated with equity line lending are included in the equity lines category in Table 18: Summary of Loans Held for Investment.

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

Loans associated with consumer lending are included in the consumer category in Table 18: Summary of Loans Held for Investment. This loan category also includes demand deposit overdrafts.

Consumer Finance

The consumer finance segment has an extensive automobile dealer network through which it purchases installment contracts throughout its markets. Credit approval is centralized, which along with the application processing system, ensures that contract purchase decisions comply with C&F Finance’s underwriting policies and procedures.

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

The consumer finance segment’s underwriting and collateral guidelines form the basis for the purchase decision. Exceptions to credit policies and authorities must be approved by a designated credit officer. C&F Finance’s typical automobile customers have experienced prior credit difficulties. Because C&F Finance serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, we expect C&F Finance to sustain a higher level of credit losses in the automobile portfolio than traditional financing sources. However, C&F Finance generally purchases these contracts with interest at higher rates than those charged by traditional financing sources. These higher rates should more than offset the increase in the provision for loan losses for this segment of the Corporation’s loan portfolio. In limited circumstances, C&F Finance purchases loans that include third-party credit enhancements that limit C&F Finance’s exposure to credit losses on those loans.  Beginning in 2016 with C&F Finance’s implementation of a scorecard model for purchasing loan contracts, the credit-worthiness of borrowers at origination has improved for automobile loans purchased by C&F Finance and both the interest rates charged and level of credit losses experienced have decreased.

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

Loans associated with indirect automobile and marine and recreational vehicle financing are included in the consumer finance category in Table 18: Summary of Loans Held for Investment.

SECURITIES

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value.  At December 31, 2021 and 2020, all securities in the Corporation’s investment portfolio were classified as available for sale.

Table 22 sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 22: Securities Available for Sale

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. government agencies and corporations	$68,285	18%	$48,282	17%
Mortgage-backed securities	190,349	51	123,714	43
Obligations of states and political subdivisions	92,666	25	102,805	36
Corporate and other debt securities	21,773	6	11,588	4
Total available for sale securities at fair value	$373,073	100%	$286,389	100%

Securities available for sale increased by $86.7 million to $373.1 million at December 31, 2021, compared to $286.4 million at December 31, 2020, due primarily to purchases of mortgage-backed securities, corporate and other debt securities and U.S. government agency debt securities with short maturities, in order to utilize excess liquidity by investing in debt securities rather than holding lower-yielding cash reserves.

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

Table 23 presents additional information pertaining to the composition of the securities portfolio at amortized cost, by the earlier of contractual maturity or expected maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

TABLE 23: Maturity of Securities

	December 31, 2021
		Weighted
	Amortized	Average
(Dollars in thousands)	Cost	Yield [1]
U.S. government agencies and corporations:
Maturing within 1 year	$36,191	1.31%
Maturing after 1 year, but within 5 years	15,619	1.08
Maturing after 5 years, but within 10 years	11,291	1.29
Maturing after 10 years	6,482	1.52
Total U.S. government agencies and corporations	69,583	1.13
Mortgage-backed securities:
Maturing within 1 year	1,481	1.66
Maturing after 1 year, but within 5 years	152,824	1.20
Maturing after 5 years, but within 10 years	34,912	1.40
Maturing after 10 years	768	2.71
Total mortgage-backed securities	189,985	1.24
States and municipals:[1]
Maturing within 1 year	18,721	2.86
Maturing after 1 year, but within 5 years	40,282	1.86
Maturing after 5 years, but within 10 years	30,060	1.67
Maturing after 10 years	2,241	2.63
Total states and municipals	91,304	2.02
Corporate and other debt securities:
Maturing within 1 year	1,676	2.79
Maturing after 1 year, but within 5 years	16,472	3.39
Maturing after 5 years, but within 10 years	3,500	3.80
Maturing after 10 years	—	—
Total corporate and other debt securities	21,648	3.41
Total securities:
Maturing within 1 year	58,069	1.78
Maturing after 1 year, but within 5 years	225,197	1.22
Maturing after 5 years, but within 10 years	79,763	1.43
Maturing after 10 years	9,491	0.84
Total securities	$372,520	1.34
1.	Yields on tax-exempt securities have been computed on a taxable-equivalent basis using the federal corporate income tax rate of 21 percent. The weighted average yield is calculated based on the relative amortized costs of the securities.

DEPOSITS

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts, and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the year ended December 31, 2021, deposits increased $162.4 million to $1.91 billion at December 31, 2021, compared to $1.75 billion at December 31, 2020. Demand and savings deposits increased $206.3 million and time deposits decreased $43.9 million during the same period.  This increase in demand and savings deposits was due to increases in consumer and business checking accounts and increases in money market and savings accounts, partially as a result of balances shifting from time deposits to demand and savings deposit accounts, due to low interest rates on time deposits.

The Corporation had $5,000 in brokered money market deposits outstanding at December 31, 2021, compared to $6.1 million in brokered money market deposits at December 31, 2020. The source of these brokered deposits is uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Table 24 presents the average deposit balances and average rates paid for the years 2021, 2020 and 2019.

TABLE 24: Average Deposits and Rates Paid

	Year Ended December 31,
	2021		2020		2019
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$556,801		$431,789		$283,505
Interest-bearing transaction accounts	303,368	0.16%	260,478	0.21%	218,394	0.53%
Money market deposit accounts	318,537	0.25	260,342	0.37	199,840	0.51
Savings accounts	208,506	0.06	163,763	0.07	120,644	0.09
Certificates of deposit	448,922	0.90	490,301	1.64	392,544	3.44
Total interest-bearing deposits	1,279,333	0.42	1,174,884	0.82	931,422	0.98
Total deposits	$1,836,134		$1,606,673		$1,214,927

As of December 31, 2021 and 2020, the estimated amounts of total uninsured deposits were $573.5 million and $544.2 million, respectively.  Table 25 details maturities of the estimated amount of uninsured time deposits at December 31, 2021.  The estimate of uninsured deposits generally represents the portion of deposit accounts that exceed the FDIC insurance limit of $250,000 and is calculated based on the same methodologies and assumptions used for purposes of the Bank’s regulatory reporting requirements.

TABLE 25: Maturities of Uninsured Time Deposits

(Dollars in thousands)	December 31, 2021
3 months or less	$31,208
3-6 months	15,195
6-12 months	45,266
Over 12 months	28,868
Total	$120,537

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

Borrowings increased to $90.5 million at December 30, 2021 from $76.2 million at December 31, 2020 due primarily to a number of commercial deposit customers seeking to provide secured funding through purchases of securities under agreements to resell, and fluctuations in balances with these customers.

For further information concerning the Corporation’s borrowings, refer to Item 8. “Financial Statements and Supplementary Data” under the heading “Note 11: Borrowings.”

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The total amount of unused loan commitments at the Bank was $305.4 million at December 31, 2021, and $327.0 million at December 31, 2020.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit was $15.1 million at December 31, 2021 and $19.1 million at December 31, 2020.

The mortgage banking segment sells substantially all of the residential mortgage loans it originates to third-party investors. As is customary in the industry, the agreements with these investors require the mortgage banking segment to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the investors are entitled to make loss claims and repurchase requests of the mortgage banking segment for loans that contain covered deficiencies. The mortgage banking segment has obtained early payment default recourse waivers for a significant portion of its business. Recourse periods for early payment default for the remaining investors vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. The mortgage banking segment maintains an allowance for indemnifications that represents management’s estimate of losses that are probable of arising under these recourse provisions. As performance data for loans that have been sold is not made available to the mortgage banking segment by the investors, the estimate of potential losses is inherently subjective and is based on historical indemnification payments and management’s assessment of current conditions that may contribute to indemnified losses on mortgage loans that have been sold in the secondary market, including the volume of loans sold, historical experience, current economic conditions, changes in operational and compliance processes, and information provided by investors.  During the year ended December 31, 2021, the Corporation reversed $104,000 of provision for indemnifications, as economic conditions, and particularly values of residential real estate, have improved, and, during the year ended December 31, 2020, the Corporation recorded provision for indemnifications of $881,000 due to a high volume of mortgage loan originations coupled with deterioration in economic conditions. There was no provision for indemnifications during the year ended December 31, 2019. The balance of the allowance at December 31, 2021 and 2020 was $3.3 million and $3.4 million, respectively.  Actual indemnification payments may differ materially from management’s estimates, which may result in additional provision for indemnification losses in future periods. There were no payments made in 2021 or 2020.  Payments made under these recourse provisions were $66,000 in 2019.

Risks also arise from the possible inability of investors to meet the terms of their contracts. The mortgage banking segment has procedures in place to evaluate the credit risk of investors and does not expect any counterparty to fail to meet its obligations.

The Corporation’s derivative financial instruments include (1) interest rate swaps that qualify and are designated as cash flow hedges on the Corporation’s trust preferred capital notes, (2) interest rate swaps with certain qualifying commercial loan customers and dealer counterparties and (3) interest rate contracts arising from mortgage banking activities, including interest rate lock commitments (IRLCs) on mortgage loans and related forward sales of mortgage loans and mortgage backed securities.  For further information concerning the Corporation’s derivatives, refer to Item 8. “Financial Statements and Supplementary Data” under the heading “Note 21: Derivative Financial Instruments.”

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, totaled $454.6 million at December 31, 2021 compared to $222.9 million at December 31, 2020. The Corporation’s funding sources, including capacity, amount outstanding and amount available at December 31, 2021 are presented in Table 26.

TABLE 26: Funding Sources

	December 31, 2021
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$95,000	$—	$95,000
Repurchase lines of credit	35,000	—	35,000
Borrowings from FHLB	217,785	—	217,785
Borrowings from Federal Reserve Bank	110,142	—	110,142
Total	$457,927	$—	$457,927

We have no reason to believe these arrangements will not be renewed at maturity.  Additional loans and securities are available that can be pledged as collateral for future borrowings from the Federal Home Loan Bank of Atlanta (FHLB) above the current lendable collateral value. Our ability to maintain sufficient liquidity may be affected by numerous factors, including economic conditions nationally and in our markets. Depending on our liquidity levels, our capital position, conditions in the capital markets, our business operations and initiatives, and other factors, we may from time to time consider the issuance of debt, equity or other securities or other possible capital market transactions, the proceeds of which could provide additional liquidity for our operations.

Time deposits, maturing in less than a year, totaled $324.9 million at December 31, 2021; time deposits, maturing in more than one year, totaled $100.8 million.

In the ordinary course of business, the Corporation has entered into contractual obligations and has made other commitments to make future payments.  For further information concerning the Corporation’s expected timing of such payments as of December 31, 2021, refer to Item 8. “Financial Statements and Supplementary Data” under the headings “Note 9: Leases,” “Note 11: Borrowings,” and “Note 18 Commitments and Contingent Liabilities.”

As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its operational requirements and contractual obligations.

CAPITAL RESOURCES

Total equity was $211.0 million as of December 31, 2021, compared with $194.5 million as of December 31, 2020. During 2020, the Corporation declared common stock dividends of $1.58 per share, compared to $1.52 per share declared in 2020 and $1.49 per share declared in 2019.

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

At December 31, 2021 and 2020, the Corporation’s CET1 to total risk-weighted assets ratio was 11.5 percent and 10.9 percent, respectively; the Corporation’s Tier 1 capital to risk-weighted assets ratio was 13.0 percent and 12.5 percent, respectively; the Corporation’s total capital to risk-weighted assets ratio was 15.8 percent and 15.2 percent, respectively; and the Corporation’s Tier 1 leverage ratio was 9.7 percent and 9.6 percent, respectively. These ratios include $25.0 million of trust preferred capital securities in tier 1 capital of the Corporation and $24.0 million of subordinated notes in Tier 2 capital. Additionally, all applicable regulatory capital ratios of C&F Bank were in excess of mandated minimum requirements at December 31, 2021 and 2020.

In addition to the regulatory risk-based capital requirements, the Bank must maintain a capital conservation buffer of additional capital of 2.5 percent of risk-weighted assets as required by the Basel III Final Rule. Including the capital conservation buffer, the minimum ratios are a common equity Tier I risk-based capital ratio of 7.0 percent, a Tier I risk-based capital ratio of 8.5 percent and a total risk-based capital ratio of 10.5 percent.  The Corporation and the Bank exceeded these ratios at December 31, 2021 and 2020.

The Corporation's capital resources may be affected by the 2021 Repurchase Program, which was authorized by the Corporation's Board of Directors during the fourth quarter of 2021. Under the 2021 Repurchase Program, the Corporation is authorized to purchase up to $10.0 million of the Corporation’s common stock. Repurchases under the program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions, and there is no assurance that the Corporation will purchase any shares under the 2021 Repurchase Program. The 2021 Repurchase Program is authorized through November 30, 2022, and, as of December 31, 2021, there was $9.9 million remaining available for repurchases of the Corporation’s common stock under the 2021 Repurchase Program.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements affecting the Corporation are described in Item 8. “Financial Statements and Supplementary Data” under the heading “Note 1: Summary of Significant Accounting Policies-Recent Significant Accounting Pronouncements.”

USE OF CERTAIN NON-GAAP FINANCIAL MEASURES

The accounting and reporting policies of the Corporation conform to GAAP in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of the Corporation’s performance. These include adjusted net income for the Corporation and for the community banking segment, adjusted earnings per share, adjusted ROE, adjusted ROA, tangible book value per share and the following fully-taxable equivalent (FTE) measures:  interest income on loans-FTE, interest income on securities-FTE, total interest income-FTE and net interest income-FTE. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented.

Management believes that the use of these non-GAAP measures provides meaningful information about operating performance by enhancing comparability with other financial periods, other financial institutions, and between different sources of interest income. The non-GAAP measures used by management enhance comparability by excluding the effects of (1) items that do not reflect ongoing operating performance, (2) balances of intangible assets, including goodwill, that vary significantly between institutions, and (3) tax benefits that are not consistent across different opportunities for investment. These non-GAAP financial measures should not be considered an alternative to GAAP-basis financial statements, and other bank holding companies may define or calculate these or similar measures differently.

A reconciliation of the non-GAAP financial measures used by the Corporation to evaluate and measure the Corporation’s performance to the most directly comparable GAAP financial measures is presented below.

TABLE 27: Non-GAAP Table

	For The Year Ended
	December 31,
(Dollars in thousands, except per share amounts)	2021	2020	2019
Adjusted Net Income and Earnings Per Share
Net income, as reported	$29,123	$22,424	$18,850
Sale of PCI loans[1]	-	(2,756)	-
Early repayment charges[2]	-	1,735	-
Pension settlement accounting[3]	995	-	-
Merger related expenses[4]	-	1,132	653
Branch consolidation[5]	(107)	222	-
Change in tax law	-	(326)	-
Adjusted net income	$30,011	$22,431	$19,503

Weighted average shares - basic and diluted	3,604,119	3,648,696	3,450,745

Earnings per share - basic and diluted, as reported	$7.95	$6.06	$5.47
Sale of PCI loans	-	(0.76)	-
Early repayment charges	-	0.48	-
Pension settlement accounting	0.28	-	-
Merger related expenses	-	0.31	0.19
Branch consolidation	(0.03)	0.06	-
Change in tax law	-	(0.09)	-
Adjusted earnings per share - basic and diluted	$8.20	$6.06	$5.66

Adjusted ROE
Average total equity, as reported	$197,204	$178,862	$156,810

ROE, as reported	14.77%	12.54%	12.02%
Adjusted ROE	15.22%	12.54%	12.44%

Adjusted ROA
Average total assets, as reported	$2,167,419	$1,966,299	$1,565,428

ROA, as reported	1.34%	1.14%	1.20%
Adjusted ROA	1.38%	1.14%	1.25%

Adjusted Net Income, Community Banking Segment
Net income, community banking segment, as reported	$14,085	$6,147	$10,285
Sale of PCI loans[1]	-	(2,756)	-
Early repayment charges[2]	-	1,735	-
Pension settlement accounting[3]	995	-	-
Merger related expenses[4]	-	1,032	196
Branch consolidation[5]	(107)	222	-
Change in tax law	-	(326)	-
Adjusted net income, community banking segment	$14,973	$6,054	$10,481

________________________

1	Sale of PCI loans is net of related income taxes of $733,000 for the year ended December 31, 2020.
2	Early repayment charges are net of related income tax benefits of $462,000 for the year ended December 31, 2020.
3	Pension settlement expense is net of related income tax benefits of $265,000 for the year ended December 31, 2021.
4	Merger related expenses are net of related income tax benefits of $264,000 and $56,000 for the years ended December 31, 2020 and 2019, respectively. Merger related expenses for the community banking segment are net of related income tax benefits of $264,000 and $40,000 for the years ended December 31, 2020 and 2019, respectively.
5	Branch consolidation charges consist of income tax benefits of $107,000 for the year ended December 31, 2021. Branch consolidation charges are net of related income taxes of $59,000 for the year ended December 31, 2020.

	For The Year Ended
	December 31,
Fully Taxable Equivalent Net Interest Income	2021	2020	2019
Interest income on loans	$88,118	$90,992	$87,519
FTE adjustment	97	162	42
FTE interest income on loans	$88,215	$91,154	$87,561

Interest income on securities	$5,356	$5,208	$5,312
FTE adjustment	445	527	561
FTE interest income on securities	$5,801	$5,735	$5,873

Total interest income	$93,728	$96,913	$95,010
FTE adjustment	542	689	603
FTE interest income	$94,270	$97,602	$95,613

Net interest income	$85,369	$83,531	$80,454
FTE adjustment	542	689	603
FTE net interest income	$85,911	$84,220	$81,057

	December 31,
Tangible Book Value Per Share	2021	2020
Equity attributable to C&F Financial Corporation	$210,318	$193,805
Less goodwill	25,191	25,191
Less other intangible assets	1,977	2,291
Tangible equity attributable to C&F Financial Corporation	$183,150	$166,323

Shares outstanding	3,545,554	3,670,301

Book value per share	$59.32	$52.80
Tangible book value per share	$51.66	$45.32

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

The simulation analysis results are presented in the table below. These results, based on a measurement date balance sheet as of December 31, 2021, indicate that the Corporation would expect net interest income to decrease over the next twelve months 5.79 percent assuming an immediate downward shift in market interest rates of 200 basis points (BP) and to increase 7.50 percent if rates shifted upward to the same degree.

 One-Year Net Interest Income Simulation (dollars in thousands)

	Hypothetical Change in Net
	Interest Income
	Over the Next Twelve Months
	as of December 31,
	2021		2020
Assumed Market Interest Rate Shift	Dollars	Percentage	Dollars	Percentage
-200 BP shock	$(4,355)	(5.79)%	$(2,548)	(3.38)%
+200 BP shock	$5,635	7.50%	$6,114	8.11%

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

The EVE analysis results are presented in the table below. These results as of December 31, 2021 indicate that the EVE would decrease 4.10 percent assuming an immediate downward shift in market interest rates of 200 BP and would increase 0.68 percent if rates shifted upward to the same degree.

Static EVE Change (dollars in thousands)

	Hypothetical Change in EVE
	as of December 31,
	2021		2020
Assumed Market Interest Rate Shift	Dollars	Percentage	Dollars	Percentage
-200 BP shock	$(11,645)	(4.10)%	$19,278	8.14%
+200 BP shock	$1,921	0.68%	$13,190	5.57%

As of December 31, 2021, in both the simulation analysis and the EVE analysis, net interest income over the next twelve months and EVE, respectively, increase in the event of an immediate upward shift in interest rates, and decrease in the event of an immediate downward shift in interest rates. As a result of modeled changes in interest rates, the Corporation’s assets would reprice more quickly than the Corporation’s borrowings and deposits primarily due to the shorter maturity or repricing dates of its interest-bearing deposits in other banks and its loan portfolio. In a falling rate environment, the analyses assume that rate-sensitive assets are repriced downward, subject to floors on certain loans, while certain deposit rates are not allowed to decrease below zero.

Certain shortcomings are inherent in the methodology used in the above interest rate risk analyses.  Modeling changes in forecasted cash flows and EVE requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates, and certain assumed scenarios may be impractical to model under different economic circumstances.  In particular, due to low market interest rates at December 31, 2021 and 2020, it was not possible to calculate a market rate decrease of 200 BP for all financial instruments, because many market interest rates would fall below zero in that scenario, which is effectively not allowed in our methodology due to modeling constraints. As a result, as of December 31, 2020 the EVE analysis indicated a positive change in EVE corresponding to an immediate downward shift in interest rates, as the present value of rate-sensitive assets increased and the corresponding change in the present value of rate-sensitive liabilities was limited by the assumption that market interest rates remain above zero.

The Corporation uses interest rate swaps to manage select exposures to interest rate risk. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. The Corporation has interest rate swaps that qualify as cash flow hedges. The cash flow hedges effectively modify the Corporation’s exposure to interest rate risk associated with the Corporation’s trust preferred capital notes by converting variable rates of interest on the trust preferred capital notes to fixed rates of interest for periods ending between June 2024 and June 2029. Also, as part of the Corporation’s overall strategy for maximizing net interest income while managing interest rate risk, the Corporation enters into interest rate swaps in connection with originating loans to certain commercial borrowers as a means to offer a fixed-rate instrument to the borrower while effectively retaining a variable-rate exposure.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except per share amounts)	2021	2020
Assets
Cash and due from banks	$19,692	$17,742
Interest-bearing deposits in other banks	248,053	68,927
Total cash and cash equivalents	267,745	86,669
Securities—available for sale at fair value, amortized cost of $372,520 and $280,824, respectively	373,073	286,389
Loans held for sale, at fair value	82,295	214,266
Loans, net of allowance for loan losses of $40,157 and $39,156, respectively	1,369,903	1,313,250
Restricted stock, at cost	1,027	1,636
Corporate premises and equipment, net	44,799	44,132
Other real estate owned, net of valuation allowance of $0 and $207, respectively	835	907
Accrued interest receivable	6,810	8,103
Goodwill	25,191	25,191
Other intangible assets, net	1,977	2,291
Bank-owned life insurance	20,597	20,205
Net deferred tax asset	13,608	13,555
Other assets	56,661	69,716
Total assets	$2,264,521	$2,086,310

Liabilities
Deposits
Noninterest-bearing demand deposits	$581,694	$501,945
Savings and interest-bearing demand deposits	907,199	780,645
Time deposits	425,721	469,583
Total deposits	1,914,614	1,752,173
Short-term borrowings	34,735	20,455
Long-term borrowings	30,375	30,398
Trust preferred capital notes	25,351	25,316
Accrued interest payable	715	1,109
Other liabilities	47,707	62,388
Total liabilities	2,053,497	1,891,839

Commitments and contingent liabilities (Note 18)

Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,545,554 and 3,670,301 shares issued and outstanding, respectively, includes 140,577 and 155,945 of unvested shares, respectively)	3,405	3,514
Additional paid-in capital	15,189	21,427
Retained earnings	193,811	170,819
Accumulated other comprehensive loss, net	(2,087)	(1,955)
Equity attributable to C&F Financial Corporation	210,318	193,805
Noncontrolling interest	706	666
Total equity	211,024	194,471
Total liabilities and equity	$2,264,521	$2,086,310

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2021	2020	2019
Interest income
Interest and fees on loans	$88,118	$90,992	$87,519
Interest on interest-bearing deposits and federal funds sold	254	713	2,179
Interest and dividends on securities
U.S. government agencies and corporations	705	463	427
Mortgage-backed securities	1,972	2,109	2,210
Tax-exempt obligations of states and political subdivisions	1,678	1,984	2,110
Taxable obligations of states and political subdivisions	386	406	358
Other	615	246	207
Total interest income	93,728	96,913	95,010
Interest expense
Savings and interest-bearing deposits	1,409	1,614	2,298
Time deposits	4,028	8,020	6,796
Borrowings	1,771	2,592	4,327
Trust preferred capital notes	1,151	1,156	1,135
Total interest expense	8,359	13,382	14,556
Net interest income	85,369	83,531	80,454
Provision for loan losses	575	11,080	8,515
Net interest income after provision for loan losses	84,794	72,451	71,939
Noninterest income
Gains on sales of loans	22,279	29,224	10,603
Mortgage banking fee income	6,482	7,713	4,700
Interchange income	5,740	4,768	4,203
Service charges on deposit accounts	3,718	3,357	3,923
Wealth management services income, net	2,761	2,618	2,029
Mortgage lender services income	2,492	2,176	390
Other service charges and fees	1,585	1,551	1,496
Net gains on sales, maturities and calls of available for sale securities	42	38	10
Other income, net	4,064	3,162	4,089
Total noninterest income	49,163	54,607	31,443
Noninterest expenses
Salaries and employee benefits	58,581	57,668	47,201
Occupancy	8,859	8,639	7,912
Early debt repayment charges	—	2,197	—
Other	28,435	29,335	24,337
Total noninterest expenses	95,875	97,839	79,450
Income before income taxes	38,082	29,219	23,932
Income tax expense	8,959	6,795	5,082
Net income	29,123	22,424	$18,850
Less net income (loss) attributable to noncontrolling interest	456	307	(9)
Net income attributable to C&F Financial Corporation	$28,667	$22,117	$18,859
Net income per share - basic and diluted	$7.95	$6.06	$5.47

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Net income	$29,123	$22,424	$18,850
Other comprehensive income (loss):
Defined benefit plan:
Net actuarial gains (losses) arising during the period	2,274	(1,706)	(409)
Related income tax effects	(478)	358	86
Reclassification of recognized net actuarial losses into net income[1]	1,504	197	187
Related income tax effects	(316)	(42)	(38)
Amortization of prior service credit into net income[1]	(68)	(66)	(68)
Related income tax effects	14	14	14
Defined benefit plan, net of tax	2,930	(1,245)	(228)

Cash flow hedges:
Unrealized holding gains (losses) arising during the period	1,216	(1,737)	(325)
Related income tax effects	(313)	447	84
Amortization of hedging gains into net income[2]	(7)	(11)	(56)
Related income tax effects	2	3	14
Cash flow hedges, net of tax	898	(1,298)	(283)

Securities available for sale:
Unrealized holding (losses) gains arising during the period	(4,971)	3,629	3,724
Related income tax effects	1,044	(762)	(782)
Reclassification of net realized gains into net income[3]	(42)	(38)	(10)
Related income tax effects	9	8	2
Securities available for sale, net of tax	(3,960)	2,837	2,934
Other comprehensive (loss) income, net of tax	(132)	294	2,423
Comprehensive income	28,991	22,718	21,273
Less comprehensive income (loss) attributable to noncontrolling interest	456	307	(9)
Comprehensive income attributable to C&F Financial Corporation	$28,535	$22,411	$21,282

1	These items are included in the computation of net periodic benefit cost and are included in “Noninterest expenses-Other” on the Consolidated Statements of Income. See “Note 14: Employee Benefit Plans,” for additional information.
2	These items are included in “Interest expense – Trust preferred capital notes” on the Consolidated Statements of Income.
3	These items are included in “Net gains on sales, maturities and calls of available for sale securities” on the Consolidated Statements of Income.

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
(Dollars in thousands, except per share amounts)	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2018	$3,358	$12,752	$140,520	$(4,672)	—	$151,958
Comprehensive income:
Net income (loss)	—	—	18,859	—	(9)	18,850
Other comprehensive income	—	—	—	2,423	—	2,423
Issuance of noncontrolling interest	—	—	—	—	490	490
Share-based compensation	—	1,466	—	—	—	1,466
Restricted stock vested	32	(32)	—	—	—	—
Common stock issued	3	137	—	—	—	140
Common stock purchased	(97)	(4,820)	—	—	—	(4,917)
Cash dividends declared ($1.49 per share)	—	—	(5,131)	—	—	(5,131)
Balance December 31, 2019	3,296	9,503	154,248	(2,249)	481	165,279
Comprehensive income:
Net income	—	—	22,117	—	307	22,424
Other comprehensive income	—	—	—	294	—	294
Share-based compensation	—	1,447	—	—	—	1,447
Restricted stock vested	30	(30)	—	—	—	—
Acquisition of Peoples Bankshares, Incorporated	210	11,402				11,612
Common stock issued	4	140	—	—	—	144
Common stock purchased	(26)	(1,035)	—	—	—	(1,061)
Cash dividends declared ($1.52 per share)	—	—	(5,546)	—	—	(5,546)
Distributions to noncontrolling interest	—	—	—	—	(122)	(122)
Balance December 31, 2020	3,514	21,427	170,819	(1,955)	666	194,471
Comprehensive income:
Net income	—	—	28,667	—	456	29,123
Other comprehensive loss	—	—	—	(132)	—	(132)
Share-based compensation	—	1,697	—	—	—	1,697
Restricted stock vested	51	(51)	—	—	—	—
Common stock issued	5	183	—	—	—	188
Common stock purchased	(165)	(8,067)	—	—	—	(8,232)
Cash dividends declared ($1.58 per share)	—	—	(5,675)	—	—	(5,675)
Distributions to noncontrolling interest	—	—	—	—	(416)	(416)
Balance December 31, 2021	$3,405	$15,189	$193,811	$(2,087)	$706	$211,024

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Operating activities:
Net income	$29,123	$22,424	$18,850
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	575	11,080	8,515
Accretion of certain acquisition-related discounts, net	(2,727)	(3,707)	(2,871)
Share-based compensation	1,697	1,447	1,466
Depreciation and amortization	4,741	4,189	3,866
Accretion of discounts and amortization of premiums on securities, net	3,550	2,271	1,534
Deferred income taxes	(90)	(817)	354
Provision for indemnifications	(104)	881	—
Income from bank-owned life insurance	(526)	(506)	(711)
Gains on sales of loans held for investment	—	(3,489)	—
Early debt repayment charges	—	2,197	—
Pension expense	2,131	793	649
Pension contribution	—	(2,000)	—
Proceeds from sales of loans held for sale	1,613,467	1,668,113	903,968
Origination of loans held for sale	(1,467,675)	(1,765,449)	(941,001)
Gains on sales of loans held for sale	(22,279)	(25,735)	(10,603)
Other (gains) losses, net	(591)	624	(28)
Change in other assets and liabilities:
Accrued interest receivable	1,293	(897)	660
Other assets	1,283	6,882	137
Accrued interest payable	(394)	(442)	371
Other liabilities	(6,087)	1,767	212
Net cash provided by (used in) operating activities	157,387	(80,374)	(14,632)
Investing activities:
Acquisition of Peoples Bankshares, Incorporated	—	19,101	—
Disposition of assets related to business combination	—	8,004	—
Proceeds from sales, maturities and calls of securities available for sale and payments on mortgage-backed securities	114,019	123,741	75,583
Purchases of securities available for sale	(209,224)	(201,870)	(48,216)
Maturities (purchases) of time deposits, net	5,930	(5,478)	—
Repayments on loans held for investment by non-bank affiliates	161,299	129,011	123,140
Purchases of loans held for investment by non-bank affiliates	(216,681)	(132,897)	(149,377)
Proceeds from sales of loans held for investment	—	3,366	—
Net decrease (increase) in community banking loans held for investment	3,424	(110,862)	(31,886)
Proceeds from bank-owned life insurance	173	—	785
Purchases of corporate premises and equipment	(4,786)	(10,228)	(2,706)
Changes in collateral posted with other financial institutions, net	6,040	(7,400)	(2,490)
Other investing activities, net	1,113	2,226	(762)
Net cash used in investing activities	(138,693)	(183,286)	(35,929)
Financing activities:
Net increase in demand and savings deposits	206,303	318,598	34,093
Net (decrease) increase in time deposits	(43,583)	(29,212)	75,496
Net increase in short-term borrowings	14,280	4,095	1,444
Proceeds from long-term borrowings	—	19,924	7,000
Repayments of long-term borrowings	—	(121,726)	(7,000)
Repurchases of common stock	(8,232)	(1,061)	(4,917)
Cash dividends paid	(5,675)	(5,546)	(5,131)
Other financing activities, net	(711)	(176)	(4)
Net cash provided by financing activities	162,382	184,896	100,981
Net increase (decrease) in cash and cash equivalents	181,076	(78,764)	50,420
Cash and cash equivalents at beginning of period	86,669	165,433	115,013
Cash and cash equivalents at end of period	$267,745	$86,669	$165,433
Supplemental cash flow disclosures:
Interest paid	$9,076	$14,168	$14,150
Income taxes paid	10,545	6,410	2,296
Supplemental disclosure of noncash investing and financing activities:
Transfers from loans to other real estate owned	$—	$63	$496
Transfers from corporate premises and equipment to other real estate owned	—	—	835
Issuance of noncontrolling interest	—	—	490

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

C&F Bank has five wholly-owned subsidiaries: C&F Mortgage Corporation (C&F Mortgage), C&F Finance Company (C&F Finance), C&F Wealth Management Corporation (C&F Wealth Management), C&F Insurance Services, Inc., and CVB Title Services, Inc., all incorporated under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, originates and sells residential mortgages, provides mortgage loan origination services to third-party lenders and, through its subsidiary Certified Appraisals LLC, provides ancillary mortgage loan production services for residential appraisals. C&F Mortgage owns a 51 percent interest in C&F Select LLC, which was organized in January 2019 and is also engaged in the business of originating and selling residential mortgages.  C&F Finance, acquired in September 2002, is a finance company purchasing automobile, marine and recreational vehicle (RV) loans through indirect lending programs. C&F Wealth Management, organized in April 1995, is a full-service brokerage firm offering a comprehensive range of wealth management services and insurance products through third-party service providers. C&F Insurance Services, Inc. and CVB Title Services, Inc. were organized for the primary purpose of owning equity interests in an independent insurance agency and a full service title and settlement agency, respectively. Business segment data is presented in Note 20.

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

The COVID-19 pandemic has caused a significant disruption in economic activity worldwide, including in market areas served by the Corporation. Estimates for the allowance for loan losses at December 31, 2021 include probable losses related to the pandemic.  While there have been signals of economic recovery and a resumption of many types of business activity, there remains significant uncertainty involved in the measurement of these losses. If economic conditions deteriorate, then additional provision for loan losses may be required in future periods.  It is unknown how long these conditions will last and what the ultimate financial impact will be to the Corporation.

Reclassification:  Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. None of these reclassifications are considered material.

Significant Group Concentrations of Credit Risk: States in which significant concentrations of the Corporation’s lending activities exist include Virginia, Tennessee, Georgia and Ohio. At December 31, 2021, 50.9 percent of the Corporation’s loan portfolio consisted of commercial, financial and agricultural loans, which include loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property. In addition, 22.2 percent of the Corporation’s loan portfolio consisted of consumer finance loans to individuals, secured by automobiles. The Corporation does not have any significant loan concentrations to any one customer. Additional information about the Corporation’s lending activities is presented in Note 4.

Cash and Cash Equivalents: For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash, balances due from banks, interest-bearing deposits in banks and federal funds sold, all of which mature within 90 days. The Bank is typically required to maintain cash reserve balances on hand or with the Federal Reserve Bank (FRB). At December 31, 2021 and 2020, there was no minimum reserve requirement as a result of a rule adopted by the FRB in March 2020 eliminating the reserve requirement.

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

The Corporation has accommodated certain borrowers affected by the COVID-19 pandemic by granting short-term payment deferrals or periods of interest-only payments, including loans that remain in deferral as of December 31, 2021, with an aggregate balance of $7.20 million.  Generally, a short-term payment deferral does not result in a loan modification being classified as a TDR. Additionally, the Coronavirus Aid, Relief and Economic Security Act (CARES Act), enacted on March 27, 2020, and as subsequently supplemented, provided that certain loan modifications that were (1) related to COVID-19 and (2) for loans that were not more than 30 days past due as of December 31, 2019 are not required to be designated as TDRs.

In the ordinary course of business, the Corporation has entered into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the Consolidated Balance Sheets when they are funded.

Paycheck Protection Program: Beginning in April 2020, the Corporation originated loans under the Paycheck Protection Program (PPP) of the Small Business Administration (SBA).  PPP loans are fully guaranteed by the SBA, and in some cases borrowers may be eligible to obtain forgiveness of the loans, in which case loans would be repaid by the SBA.  As repayment of the PPP loans is guaranteed by the SBA, the Corporation does not recognize a reserve for PPP loans in its allowance for loan losses.  The Corporation received fees from the SBA of one percent to five percent of the principal amount of each loan originated under the PPP.  Fees received from the SBA are recognized net of direct origination costs in interest income over the life of the related loans.  Recognition of fees related to PPP loans is dependent upon the timing of ultimate repayment or forgiveness.  Aggregate fees from the SBA of $6.31 million, net of direct costs, have been collected upon origination of PPP loans, of which $679,000 remain unrecognized as of December 31, 2021. In 2021 and 2020, the Corporation recognized $4.06 million and $1.56 million in net loan fees related to PPP loans in interest income on loans in the Consolidated Statements of Income, respectively.

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

Repossessed Assets:  Repossessed assets primarily consist of vehicles repossessed by C&F Finance due to borrowers’ payment defaults.  The repossession process is generally initiated after a loan becomes more than 60 days delinquent.  Most customers have an opportunity to redeem their repossessed vehicles by paying all outstanding balances, including finance charges and fees.  Vehicles that are not redeemed within a prescribed waiting period following repossession are then reclassified from loans to repossessed assets available-for-sale (included in other assets) and recorded initially at fair value less estimated costs to sell.  The difference between the carrying amount of each loan and the fair value of the vehicle (i.e., the deficiency) is charged against the allowance for loan losses.  The waiting period is determined as the length of time after repossession that C&F Finance is prohibited to sell the vehicle under the laws of the state where the vehicle was repossessed. Accounts still in process of collection or for which the Corporation does not have the legal right to sell continue to be classified as loans until such legal authority is obtained.  At December 31, 2021, repossessed vehicles at fair value less estimated costs to sell included in other assets totaled $190,000, compared to $291,000 at December 31, 2020.

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

Income Taxes:  The Corporation determines deferred income tax assets and liabilities based on temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense includes taxes on income or loss that is taxable in the period and changes during the period in deferred tax assets and liabilities. The Corporation recognized income tax benefits of $326,000 for the year ended December 31, 2020 arising from a change in tax law enacted in response to the COVID-19 pandemic.  The effects of changes in tax law are recognized in income tax expense in the period in which the changes are enacted.

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

Retirement Plan: The Corporation recognizes the overfunded or underfunded status of its defined benefit pension plan as an asset or liability in its Consolidated Balance Sheets, measured as the difference between plan assets at fair value and the projected benefit obligation as of December 31. Net periodic pension cost or income is recorded each period based on actuarially determined amounts in accordance with GAAP and recognized in salaries and employment benefits and other noninterest expense in the Consolidated Statements of Income. Actuarial determinations of net periodic pension cost are based on assumptions related to discount rates, rates of return on plan assets, employee compensation and mortality and interest crediting rates. Other changes in the overfunded or underfunded status of the pension plan are recorded in the year in which the changes occur through other comprehensive income. The Corporation records lump sum benefit payments as a settlement of a portion of its pension benefit obligation only if, in the aggregate for a given year, they exceed the sum of the annual service cost and interest cost for the pension plan.  Upon recognition of any settlement, a related portion of unrecognized actuarial gains or losses in accumulated other comprehensive income are reclassified into net income through net periodic pension cost.

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

Earnings Per Share: The Corporation applies the two-class method of computing basic and diluted earnings per share (EPS), which allocates a portion of undistributed earnings to the Corporation’s unvested restricted shares awarded to employees and non-employee directors.  These restricted shares are participating securities which contain rights to nonforfeitable dividends prior to vesting. Accordingly, the weighted average number of shares outstanding used in the calculation of basic and diluted EPS includes both common shares and unvested restricted shares outstanding. EPS calculations are presented in Note 12.

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the Consolidated Balance Sheets. The Corporation’s derivative financial instruments include (1) interest rate swaps that qualify and are designated as cash flow hedges on the Corporation’s trust preferred capital notes, (2) interest rate swaps with certain qualifying commercial loan customers and dealer counterparties and (3) interest rate contracts arising from mortgage banking activities, including interest rate lock commitments (IRLCs) on mortgage loans and related forward sales of mortgage loans and mortgage backed securities. The gain or loss on the Corporation’s cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. IRLCs, forward sales contracts and interest rate swaps with loan customers and dealer counterparties are not designated as hedging instruments, and therefore changes in the fair value of these instruments are reported as noninterest income. The Corporation’s derivative financial instruments are described more fully in Note 21.

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

Service Charges on Deposit Accounts: The Corporation earns fees from its deposit customers for overdraft and account maintenance services. Overdraft fees are recognized when the overdraft occurs. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Corporation satisfies the performance obligation.

Other Service Charges and Fees: The Corporation earns fees from its customers for transaction-based services. Such services include ATM, stop payment and wire transfer fees at the community banking segment and on-line payment processing fees at the consumer finance segment. In each case, these service charges and fees are recognized in income at the time or within the same period that the Corporation’s performance obligation is satisfied.

Interchange Income: The Corporation earns interchange fees from debit and credit cardholder transactions conducted through various payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services.

Wealth Management Services Income, Net: The Corporation earns revenue by providing wealth management services and health and life insurance products to its customers through third-party service providers. Fees that are transaction-based (e.g., execution of trades) are recognized on a monthly basis. Other fees and commissions are earned over time as services are provided and are generally assessed based on either account activity or the market value of assets under management at the end of each period. Fees and commissions collected from customers are reported net of related fees paid to the third-party service providers and presented in noninterest income.

Mortgage Lender Services Income: The Corporation earns revenue by providing mortgage banking services to third-party mortgage lenders.  The Corporation provides services related to originating and selling residential mortgage loans in the secondary market, including maintaining relationships with investors, underwriting loans, collecting and reviewing required documents, compliance with program requirements and regulations, and closing and post-closing services.  Fees are billed to customers on the basis of the volume of closed loans, and income is recognized when performance obligations under contracts with customers are satisfied.

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

Loans acquired from Peoples had aggregate outstanding principal of $131.92 million and an estimated fair value of $124.20 million.  The discount between the outstanding principal balance and fair value represents expected credit losses and adjustments for market interest rates.  Under the acquisition method, the allowance for loan losses recorded in the books of Peoples in the amount of $2.87 million was not carried over into the books of the Corporation.  Loans that have evidence of deterioration in credit quality since origination are categorized as purchased credit impaired (PCI).  PCI loans acquired from Peoples included medical student loans with an outstanding principal balance of $4.28 million and a fair value of $635,000 at January 1, 2020, which were purchased by Peoples and the performance of which was previously backed by surety bonds.  The surety bonds were terminated in 2018 when the issuer of the bond was placed into liquidation by its insurance regulator, and replacement surety bond coverage was not obtained.  The Bank subsequently sold these medical student loans during the year ended December 31, 2020.

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

NOTE 3: Securities

The Corporation’s debt securities, all of which are classified as available for sale, are summarized as follows:

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$69,583	$41	$(1,339)	$68,285
Mortgage-backed securities	189,985	1,565	(1,201)	190,349
Obligations of states and political subdivisions	91,304	1,642	(280)	92,666
Corporate and other debt securities	21,648	246	(121)	21,773
	$372,520	$3,494	$(2,941)	$373,073

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$48,171	$121	$(10)	$48,282
Mortgage-backed securities	120,664	3,165	(115)	123,714
Obligations of states and political subdivisions	100,405	2,436	(36)	102,805
Corporate and other debt securities	11,584	47	(43)	11,588
	$280,824	$5,769	$(204)	$286,389

The amortized cost and estimated fair value of securities at December 31, 2021 and 2020, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	December 31, 2021
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$58,069	$57,548
Due after one year through five years	225,197	226,623
Due after five years through ten years	79,762	79,691
Due after ten years	9,492	9,211
	$372,520	$373,073

The following table presents the gross realized gains and losses on and the proceeds from the sales, maturities and calls of securities.  During the years ended December 31, 2021 and 2020, $2.30 million and $5.99 million of proceeds, respectively, were related to sales of securities.  There were no sales of securities during the year ended December 31, 2019.

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Realized gains from sales, maturities and calls of securities:
Gross realized gains	$42	$38	$10
Gross realized losses	—	—	—
Net realized gains	$42	$38	$10
Proceeds from sales, maturities, calls and paydowns of securities	$114,019	$123,741	$75,583

The Corporation pledges securities primarily to secure public deposits and repurchase agreements. Securities with an aggregate amortized cost of $185.25 million and an aggregate fair value of $186.22 million were pledged at December 31, 2021. Securities with an aggregate amortized cost of $146.66 million and an aggregate fair value of $150.13 million were pledged at December 31, 2020.

Securities in an unrealized loss position at December 31, 2021, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. government agencies and corporations	$46,561	$945	$10,604	$394	$57,165	$1,339
Mortgage-backed securities	126,873	1,127	5,178	74	132,051	1,201
Obligations of states and political subdivisions	16,578	224	2,703	56	19,281	280
Corporate and other debt securities	8,925	121	—	—	8,925	121
Total temporarily impaired securities	$198,937	$2,417	$18,485	$524	$217,422	$2,941

There were 163 debt securities totaling $217.42 million of aggregate fair value considered temporarily impaired at December 31, 2021. The primary cause of the temporary impairments in the Corporation’s investments in debt securities was fluctuations in interest rates. The Corporation concluded that no other-than-temporary impairment existed in its securities portfolio at December 31, 2021, and no other-than-temporary impairment loss has been recognized in net income, based primarily on the fact that changes in fair value were caused primarily by fluctuations in interest rates, there were no securities with unrealized losses that were significant relative to their carrying amounts, securities with unrealized losses had generally high credit quality, the Corporation intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Corporation will not be required to sell these investments before a recovery of its investment, and issuers have continued to make timely payments of principal and interest. Additionally, the Corporation’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

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

The Corporation’s investment in restricted stock totaled $1.03 million at December 31, 2021 and consisted of FHLB stock.  Restricted stock is generally viewed as a long-term investment, which is carried at cost because there is no market for the stock other than the FHLBs. Therefore, when evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing any temporary decline in value. The Corporation did not consider its investment in restricted stock to be other-than-temporarily impaired at December 31, 2021 and no impairment has been recognized.

NOTE 4: Loans

Major classifications of loans are summarized as follows:

	December 31,
(Dollars in thousands)	2021	2020
Real estate – residential mortgage	$217,016	$218,298
Real estate – construction [1]	57,495	62,147
Commercial, financial and agricultural [2]	717,730	700,215
Equity lines	41,345	48,466
Consumer	8,280	11,028
Consumer finance[3]	368,194	312,252
	1,410,060	1,352,406
Less allowance for loan losses	(40,157)	(39,156)
Loans, net	$1,369,903	$1,313,250
1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending (which includes loans originated under the PPP).
3	Includes the Corporation’s non-prime automobile lending and prime marine and recreational vehicle lending.

Consumer loans included $207,000 and $284,000 of demand deposit overdrafts at December 31, 2021 and 2020, respectively.

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting.  The outstanding principal balance and the carrying amount at December 31, 2021 and 2020 of loans acquired in business combinations were as follows:

	December 31, 2021			December 31, 2020
	Acquired Loans -	Acquired Loans -		Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total	Credit Impaired	Performing	Total
Outstanding principal balance	$8,350	$57,862	$66,212	$12,760	$89,043	$101,803
Carrying amount
Real estate – residential mortgage	$817	$9,997	$10,814	$1,473	$15,117	$16,590
Real estate – construction	—	1,356	1,356	—	1,077	1,077
Commercial, financial and agricultural[1]	2,753	37,313	40,066	4,758	58,796	63,554
Equity lines	38	6,919	6,957	80	10,182	10,262
Consumer	47	1,213	1,260	48	1,924	1,972
Total acquired loans	$3,655	$56,798	$60,453	$6,359	$87,096	$93,455
1	Includes acquired loans classified by the Corporation as commercial real estate lending and commercial business lending.

The following table presents a summary of the change in the accretable yield of loans classified as PCI loans:

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Accretable yield, balance at beginning of period	$4,048	$4,721
Acquisition of Peoples	—	3,372
Accretion	(2,472)	(3,032)
Sale of PCI loan pool	—	(323)
Reclassification of nonaccretable difference due to improvement in expected cash flows	794	521
Other changes, net	741	(1,211)
Accretable yield, balance at end of period	$3,111	$4,048

Loans on nonaccrual status at December 31, 2021 and 2020 were as follows:

	December 31,
(Dollars in thousands)	2021	2020
Real estate – residential mortgage	$315	$276
Commercial, financial and agricultural:
Commercial business lending	2,122	2,428
Equity lines	104	191
Consumer	3	107
Consumer finance:
Automobiles	380	402
Marine and recreational vehicles	—	—
Total loans on nonaccrual status	$2,924	$3,404

The past due status of loans as of December 31, 2021 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$963	$325	$429	$1,717	$817	$214,482	$217,016	$129
Real estate – construction:
Construction lending	—	—	—	—	—	39,252	39,252	—
Consumer lot lending	—	—	—	—	—	18,243	18,243	—
Commercial, financial and agricultural:
Commercial real estate lending	—	39	—	39	2,753	525,121	527,913	—
Land acquisition and development lending	—	—	—	—	—	27,609	27,609	—
Builder line lending	—	—	—	—	—	30,499	30,499	—
Commercial business lending	8	—	—	8	—	131,701	131,709	—
Equity lines	55	31	49	135	38	41,172	41,345	49
Consumer	12	—	—	12	47	8,221	8,280	—
Consumer finance:
Automobiles	6,519	1,008	380	7,907	—	314,160	322,067	—
Marine and recreational vehicles	32	—	—	32	—	46,095	46,127	—
Total	$7,589	$1,403	$858	$9,850	$3,655	$1,396,555	$1,410,060	$178
1	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $2.24 million and 90+ days past due of $680,000.

The past due status of loans as of December 31, 2020 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$1,100	$154	$176	$1,430	$1,473	$215,395	$218,298	$145
Real estate – construction:
Construction lending	—	—	—	—	—	49,659	49,659	—
Consumer lot lending	—	—	—	—	—	12,488	12,488	—
Commercial, financial and agricultural:
Commercial real estate lending	—	—	—	—	4,758	437,145	441,903	—
Land acquisition and development lending	—	—	—	—	—	37,724	37,724	—
Builder line lending	—	—	—	—	—	18,194	18,194	—
Commercial business lending	24	—	—	24	—	202,370	202,394	—
Equity lines	52	—	—	52	80	48,334	48,466	—
Consumer	2	—	—	2	48	10,978	11,028	—
Consumer finance:
Automobiles	8,231	967	402	9,600	—	263,106	272,706	—
Marine and recreational vehicles	18	—	—	18	—	39,528	39,546	—
Total	$9,427	$1,121	$578	$11,126	$6,359	$1,334,921	$1,352,406	$145
1	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $2.86 million, 30-59 days past due of $115,000 and 90+ days past due of $433,000.

Loan modifications that were classified as TDRs, and the recorded investment in those loans at the time of their modification, during the years ended December 31, 2021 and 2020 and 2019 were as follows:

	Year Ended December 31,
	2021		2020		2019
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Real estate – residential mortgage	1	$4	2	$176	2	$95
Equity lines	—	—	1	84	—	—
Consumer	—	—	—	—	1	121
Total	1	$4	3	$260	3	$216

One TDR during the year ended December 31, 2021, three of the TDRs during the year ended December 31, 2020 and two TDRs during the year ended December 31, 2019 included modifications of the loan’s payment structure.  One TDR during the year ended December 31, 2019 included modifications of the loan’s interest rate. There were no TDRs in the years ended December 31, 2021, 2020 or 2019 that included a reduction in principal as part of the loan’s modification.

All TDRs are considered impaired loans and are individually evaluated in the determination of the allowance for loan losses. A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due.  The specific reserve associated with a TDR is reevaluated when a TDR payment default occurs. There were no TDR payment defaults during the years ended December 31, 2021, 2020 and 2019.

Impaired loans, which included TDRs of $2.69 million, and the related allowance at December 31, 2021 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$1,689	$550	$1,035	$63	$1,560	$64
Commercial, financial and agricultural:
Commercial real estate lending	1,389	—	1,390	103	1,393	72
Commercial business lending	2,234	—	2,123	489	2,257	—
Equity lines	118	110	—	—	119	4
Total	$5,430	$660	$4,548	$655	$5,329	$140

Impaired loans, which included TDRs of $3.58 million, and the related allowance at December 31, 2020 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$2,326	$931	$1,279	$77	$2,353	$105
Commercial, financial and agricultural:
Commercial real estate lending	1,397	—	1,397	89	1,404	73
Commercial business lending	2,430	—	2,428	585	2,573	—
Equity lines	120	111	—	—	119	2
Consumer	147	—	132	128	154	3
Total	$6,420	$1,042	$5,236	$879	$6,603	$183

NOTE 5: Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Balance at December 31, 2018	$2,246	$727	$6,688	$1,106	$257	$22,999	$34,023
Provision charged to operations	(146)	(46)	458	(235)	329	8,155	8,515
Loans charged off	(46)	—	(29)	(138)	(349)	(13,991)	(14,553)
Recoveries of loans previously charged off	26	—	4	—	228	4,630	4,888
Balance at December 31, 2019	2,080	681	7,121	733	465	21,793	32,873
Provision charged to operations	808	294	3,589	(47)	(34)	6,470	11,080
Loans charged off	(62)	—	(18)	—	(231)	(9,331)	(9,642)
Recoveries of loans previously charged off	88	—	4	1	171	4,581	4,845
Balance at December 31, 2020	2,914	975	10,696	687	371	23,513	39,156
Provision charged to operations	(279)	(119)	385	(95)	(137)	820	575
Loans charged off	—	—	—	—	(184)	(4,381)	(4,565)
Recoveries of loans previously charged off	25	—	4	1	122	4,839	4,991
Balance at December 31, 2021	$2,660	$856	$11,085	$593	$172	$24,791	$40,157

The following table presents, as of December 31, 2021, the balance of the allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$63	$—	$592	$—	$—	$—	$655
Collectively evaluated for impairment	2,597	856	10,493	593	172	24,791	39,502
Acquired loans - PCI	—	—	—	—	—	—	—
Total allowance	$2,660	$856	$11,085	$593	$172	$24,791	$40,157
Loans:
Individually evaluated for impairment	$1,585	$—	$3,513	$110	$—	$—	$5,208
Collectively evaluated for impairment	214,614	57,495	711,464	41,197	8,233	368,194	1,401,197
Acquired loans - PCI	817	—	2,753	38	47	—	3,655
Total loans	$217,016	$57,495	$717,730	$41,345	$8,280	$368,194	$1,410,060

The following table presents, as of December 31, 2020, the balance of the allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$77	$—	$674	$—	$128	$—	$879
Collectively evaluated for impairment	2,837	975	10,022	687	243	23,513	38,277
Acquired loans - PCI	—	—	—	—	—	—	—
Total allowance	$2,914	$975	$10,696	$687	$371	$23,513	$39,156
Loans:
Individually evaluated for impairment	$2,210	$—	$3,825	$111	$132	$—	$6,278
Collectively evaluated for impairment	214,615	62,147	691,632	48,275	10,848	312,252	1,339,769
Acquired loans - PCI	1,473	—	4,758	80	48	—	6,359
Total loans	$218,298	$62,147	$700,215	$48,466	$11,028	$312,252	$1,352,406

Loans by credit quality indicators as of December 31, 2021 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$215,432	$664	$605	$315	$217,016
Real estate – construction:
Construction lending	39,252	—	—	—	39,252
Consumer lot lending	18,243	—	—	—	18,243
Commercial, financial and agricultural:
Commercial real estate lending	519,938	1,989	5,986	—	527,913
Land acquisition and development lending	27,609	—	—	—	27,609
Builder line lending	30,499	—	—	—	30,499
Commercial business lending	129,587	—	—	2,122	131,709
Equity lines	41,013	47	181	104	41,345
Consumer	8,276	—	1	3	8,280
	$1,029,849	$2,700	$6,773	$2,544	$1,041,866
1	At December 31, 2021, the Corporation did not have any loans classified as Doubtful or Loss.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance:
Automobiles	$321,687	$380	$322,067
Marine and recreational vehicles	46,127	-	46,127
	$367,814	$380	$368,194

Loans by credit quality indicators as of December 31, 2020 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$215,712	$1,715	$595	$276	$218,298
Real estate – construction:
Construction lending	49,659	—	—	—	49,659
Consumer lot lending	12,488	—	—	—	12,488
Commercial, financial and agricultural:
Commercial real estate lending	415,506	15,507	10,890	—	441,903
Land acquisition and development lending	37,724	—	—	—	37,724
Builder line lending	18,194	—	—	—	18,194
Commercial business lending	196,743	3,124	99	2,428	202,394
Equity lines	48,140	132	3	191	48,466
Consumer	10,832	48	41	107	11,028
	$1,004,998	$20,526	$11,628	$3,002	$1,040,154
1	At December 31, 2020, the Corporation did not have any loans classified as Doubtful or Loss.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance:
Automobiles	$272,304	$402	$272,706
Marine and recreational vehicles	39,546	-	39,546
	$311,850	$402	$312,252

NOTE 6: OREO

At December 31, 2021 and 2020, the carrying amount of OREO was $835,000 and $907,000 respectively. At both December 31, 2021 and 2020, OREO was primarily comprised of a property previously used by the Bank as a branch, which was consolidated into a nearby branch in 2019.  OREO is otherwise comprised of residential properties and non-residential properties associated with commercial relationships, and are located primarily in Virginia.  Changes in the balance for OREO are as follows:

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Balance at the beginning of year, gross	$1,114	$1,191
Additions	—	344
Charge-offs	(54)	(57)
Sales proceeds	(462)	(364)
Gain on disposition	237	—
Balance at the end of year, gross	835	1,114
Less valuation allowance	—	(207)
Balance at the end of year, net	$835	$907

Changes in the allowance for OREO losses are as follows:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Balance at the beginning of year	$207	$88	$57
Provision for losses	(153)	176	31
Charge-offs, net	(54)	(57)	—
Balance at the end of year	$—	$207	$88

Net OREO gains of $379,000, losses of $213,000 and losses of $58,000, including expenses associated with OREO properties, are included in other noninterest expense in the Consolidated Statements of Income for 2021, 2020 and 2019, respectively.

NOTE 7: Corporate Premises and Equipment

Major classifications of corporate premises and equipment are summarized as follows:

	December 31,
(Dollars in thousands)	2021	2020
Land	$9,104	$8,961
Buildings	48,231	45,352
Equipment, furniture and fixtures	22,061	21,278
	79,396	75,591
Less accumulated depreciation	(34,597)	(31,459)
	$44,799	$44,132

NOTE 8: Goodwill and Other Intangible Assets

The carrying amount of goodwill was $25.19 million at both December 31, 2021 and 2020. The following table presents the changes in goodwill during the year ended December 31, 2020.  There were no changes in the recorded balance of goodwill during the year ended December 31, 2021.

	Community	Consumer
(Dollars in thousands)	Banking	Finance	Total
Balance as of January 1, 2020	$3,702	$10,723	$14,425
Acquisition of Peoples Bankshares, Incorporated	10,766	—	10,766
Balance at December 31, 2020	$14,468	$10,723	$25,191

The Corporation had $1.98 million and $2.29 million of other intangible assets as of December 31, 2021 and 2020, respectively.  Other intangible assets were recognized in connection with the core deposits acquired from Peoples in 2020 and customer relationships acquired by C&F Wealth Management in 2016.  The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets:

	December 31,		December 31,
	2021		2020
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Core deposit intangibles	$1,711	$(325)	$1,711	$(171)
Other amortizable intangibles	1,405	(814)	1,405	(654)
Total	$3,116	$(1,139)	$3,116	$(825)

Amortization expense was $314,000, $332,000 and $230,000 for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization expense for 2019 included expense related to core deposit intangibles recognized in a previous acquisistion, which was fully amortized by December 31, 2019.

Estimated future amortization expense by year as of December 31, 2021 is as follows:

(Dollars in thousands)
2022	$298
2023	273
2024	260
2025	237
2026	101
Thereafter	808
Total	$1,977

NOTE 9: Leases

The Corporation’s leases comprise primarily leases of real estate and office equipment in which the Corporation is the lessee.  Lease cost for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Operating lease cost	$1,331	$1,616	$1,681
Finance lease cost:
Amortization of right-of-use asset	314	166	—
Interest on lease liability	129	70	—
Short-term lease cost	142	219	128
Variable lease cost	46	52	43
Total lease cost	$1,962	$2,123	$1,852

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

	December 31,	December 31,
(Dollars in thousands)	2021	2020
Operating leases:
Right of use assets	$3,221	$2,404
Lease liabilities	3,324	2,488
Weighted average remaining lease term (years)	7.0	3.0
Weighted average discount rate	1.7%	2.2%

Finance leases:
Right of use assets	$5,879	$6,193
Lease liabilities	6,346	6,305
Weighted average remaining lease term (years)	18.5	19.5
Weighted average discount rate	2.0%	2.0%

Right of use assets are included in “Other Assets” on the Consolidated Balance Sheets.  Operating lease liabilities are included in “Other Liabilities,” and Finance lease liabilities are included in “Long-term Borrowings” in the Consolidated Balance Sheets.  During the year ended December 31, 2021, the Corporation obtained right-of-use assets in exchange for lease liabilities in operating leases of $2.48 million.  During the year ended December 31, 2020, the Corporation obtained right-of-use assets in exchange for lease liabilities in operating leases and finance leases of $1.11 million and $6.36 million, respectively.  During the year ended December 31, 2019, the Corporation obtained right-of-use assets in exchange for lease liabilities in operating leases of $1.14 million.

Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2021, 2020 and 2019 is set forth in the table below.  In addition to the amounts paid shown below, the Corporation received lease incentives of $236,000 related to finance leases during the year ended December 31, 2021, $115,000 related to operating leases during the year ended December 31, 2020 and $27,000 related to operating leases during the year ended December 31, 2019.

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Operating leases:
Operating cash flows	$1,313	$1,659	$1,567
Finance leases:
Operating cash flows	129	70	—
Financing cash flows	195	53	—
Total cash flows	$1,637	$1,782	$1,567

Maturities of the Corporation’s lease liabilities are as follows:

	December 31, 2021
(Dollars in thousands)	Operating Leases	Finance Leases
2022	$870	$302
2023	751	337
2024	536	346
2025	323	355
2026	214	364
Thereafter	881	6,009
Total	3,575	7,713
Imputed interest	(251)	(1,367)
Lease liabilities	$3,324	$6,346

NOTE 10: Time Deposits

Time deposits are summarized as follows:

	December 31,
(Dollars in thousands)	2021	2020
Certificates of deposit, over $250	$114,533	$125,293
Other time deposits	311,188	344,290
	$425,721	$469,583

Remaining maturities on time deposits are as follows:

(Dollars in thousands)	December 31, 2021
2022	$324,946
2023	52,720
2024	23,971
2025	14,760
2026	6,628
Thereafter	2,696
$425,721

NOTE 11: Borrowings

The table below presents selected information on short-term borrowings:

	December 31,
(Dollars in thousands)	2021	2020
Balance outstanding at year end[1]	$34,735	$20,455
Maximum balance at any month end during the year	$38,197	$60,481
Average balance for the year	$27,360	$22,737
Weighted average rate for the year	0.47%	0.54%
Weighted average rate on borrowings at year end	0.48%	0.49%
Estimated fair value at year end	$34,735	$20,455
1	Consists of repurchase transactions with customers, which generally mature the day following the day sold and are secured by investment securities.

Long-term borrowings at December 31, 2021 were comprised of $4.00 million of the Corporation’s subordinated notes due in 2028 (the 2028 Subordinated Notes) and $20.00 million of the Corporation’s subordinated notes due in 2030 (the 2030 Subordinated Notes).  The 2028 Subordinated Notes bear interest at a fixed rate of 6.99 percent, and may be redeemed at the option of the Corporation at any time beginning in April 2023. The 2030 Subordinated Notes bear interest at a fixed rate of 4.875 percent until September 2025 and at the three month SOFR plus 475.5 basis points thereafter.  The 2030 Subordinated Notes may be redeemed at the option of the Corporation at any time beginning in September 2025.  The subordinated notes of the Corporation rank junior to all existing and future senior indebtedness of the Corporation and are structurally subordinated to all existing and future debt and liabilities of the Bank and its subsidiaries.  These borrowings are presented in the Consolidated Balance Sheets net of issuance costs and, as applicable, acquisition premium.

During the year ended December 31, 2021, the Corporation terminated C&F Finance’s $50.00 million revolving bank line of credit as it was not expected to be utilized during its remaining term.  During the year ended December 31, 2020, the Corporation repaid its outstanding revolving bank line of credit balance of $75.03 million and repaid FHLB advances of $44.50 million using excess cash.  The Corporation incurred early debt repayment charges of $2.20 million in connection with the payoff of the FHLB advances.

The Corporation’s available sources of credit for future borrowings total approximately $457.93 million at December 31, 2021, which consisted of $217.79 million available from the FHLB, $110.14 million available from the FRB, $95.00 million under unsecured federal funds agreements with third party financial institutions and $35.00 million in repurchase lines of credit with third party financial institutions.  Credit available from the FHLB is secured by a blanket floating lien on all qualifying closed-end and revolving, open-end loans of C&F Bank secured by 1-4 family residential properties.  Credit available from the FRB is secured by liens on specific loans of C&F Bank. Additional loans and securities are available that can be pledged as collateral for future borrowings from the FRB or the FHLB above the current lendable collateral value.

C&F Financial Statutory Trust I (Trust I), C&F Financial Statutory Trust II (Trust II) and Central Virginia Bankshares Statutory Trust I (CVBK Trust I) are wholly-owned non-operating subsidiaries of the Corporation, formed for the purpose of issuing trust preferred capital securities. Collectively, these trusts have issued $25.00 million of trust preferred capital securities to institutional investors through private placements and $775,000 in common equity that is held by the Corporation.  Trust preferred capital securities of $5.00 million issued by CVBK Trust I, $10.00 million issued by Trust I, and $10.00 million issued by Trust II mature in 2033, 2035 and 2037, respectively, and are redeemable at the Corporation’s option.  Each of the trusts is required to make quarterly distributions to the holders of the securities at a rate based on the three-month LIBOR plus a spread of between 1.57 percent and 3.15 percent.  During 2021, 2020 and 2019, the Corporation used interest rate swaps in designated cash flow hedges of interest payments on the trust preferred capital securities to mitigate the effects of changes in interest rates.  At December 31, 2021, the effect of the interest rate swaps was a fixed rate of interest on the securities issued by CVBK Trust I, Trust I and Trust II of 4.64 percent, 3.32 percent and 5.10 percent, respectively.  The principal assets of CVBK Trust I, Trust I and Trust II are trust preferred capital notes of the Corporation of $5.16 million, $10.31 million and $10.31 million, respectively, which have like maturities and like interest rates to the trust preferred capital securities. The interest payments by the Corporation on the notes will be used by the trusts to pay the quarterly distributions on the trust preferred capital securities.  The trusts are unconsolidated subsidiaries of the Corporation, and the Corporation’s trust preferred capital notes are presented as liabilities in the Consolidated Balance Sheets net of acquisition discount, as applicable.

Subject to certain exceptions and limitations, the Corporation may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related capital securities.

NOTE 12: Equity, Other Comprehensive Income and Earnings Per Share

Equity and Noncontrolling Interest

The Corporation’s Board of Directors authorized a program, effective December 1, 2021, to repurchase up to $10.0 million of the Corporation’s common stock through November 30, 2022 (the 2021 Repurchase Program). During the year ended December 31, 2021, the Corporation repurchased 1,106 shares for an aggregate cost of $56,000 under the 2021 Repurchase Program.

The Corporation’s previous share repurchase program, which was authorized by the Board of Directors in November 2020, (the 2020 Repurchase Program), expired on November 30, 2021. During the year ended December 31, 2021, the Corporation repurchased 144,079 shares for an aggregate cost of $7.25 million of its common stock under the 2020 Repurchase Program.  At the expiration of the 2020 Repurchase Program, the Corporation had made aggregate common stock repurchases of 151,538 shares at an aggregate cost of $7.52 million under that program.

During the years ended December 31, 2020 and 2019, the Corporation repurchased 16,422 shares and 86,523 shares of its common stock, respectively, for an aggregate cost of $630,000 and $4.39 million, respectively, under share repurchase programs authorized by its Board of Directors.

Additionally, during the years ended December 31, 2021, 2020 and 2019, the Corporation withheld 19,554 shares, 9,670 shares and 9,909 shares of its common stock, respectively, from employees to satisfy tax withholding obligations upon vesting of restricted stock.

Noncontrolling interest represents an ownership interest in C&F Select LLC, a subsidiary of C&F Mortgage, held by an unrelated investor. In exchange for issuing this noncontrolling interest in C&F Select LLC in 2019, C&F Bank received a note receivable from the investor for $490,000, which was repaid in 2021. At December 31, 2020, the note receivable was included in loans the Consolidated Balance Sheets and was secured by cash deposits at C&F Bank.

Accumulated Other Comprehensive Loss, Net

The following table presents the cumulative balances of the components of accumulated other comprehensive loss, net of deferred taxes of $593,000 and $630,000 as of December 31, 2021 and 2020, respectively.

	December 31,
(Dollars in thousands)	2021	2020
Net unrealized gains on securities	$437	$4,397
Net unrecognized losses on cash flow hedges	(469)	(1,367)
Net unrecognized losses on defined benefit plan	(2,055)	(4,985)
Total accumulated other comprehensive loss, net	$(2,087)	$(1,955)

Earnings Per Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Net income attributable to C&F Financial Corporation	$28,667	$22,117	$18,859
Weighted average shares outstanding—basic and diluted	3,604,119	3,648,696	3,450,745

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

NOTE 13: Income Taxes

Principal components of income tax expense as reflected in the Consolidated Statements of Income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Current taxes	$9,049	$7,612	$4,728
Deferred taxes	(90)	(817)	354
	$8,959	$6,795	$5,082

Income tax expense for the years ended December 31, 2021, 2020 and 2019 differed from the federal statutory rate applied to income before income taxes for the following reasons:

	Year Ended December 31,
	2021		2020		2019
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Income tax at statutory rates	$7,997	21.0%	$6,136	21.0%	$5,026	21.0%
State income taxes	1,340	3.5	1,449	5.0	695	2.9
Tax-exempt interest income	(396)	(1.0)	(493)	(1.7)	(453)	(1.9)
Excess compensation	571	1.5	328	1.1	—	—
Change in tax law	—	—	(326)	(1.1)	—	—
Income from bank-owned life insurance	(110)	(0.3)	(107)	(0.4)	(149)	(0.6)
Investments in qualified housing projects	(48)	(0.1)	(82)	(0.3)	(93)	(0.4)
Share based compensation	(83)	(0.2)	(77)	(0.3)	(126)	(0.5)
Contribution of real property	(107)	(0.3)	—	—	—	—
Merger related expenses	—	—	29	0.1	96	0.4
Other	(205)	(0.5)	(62)	(0.2)	86	0.3
	$8,959	23.6%	$6,795	23.2%	$5,082	21.2%

The CARES Act, enacted in March 2020, included a provision that allowed net operating losses generated in years prior to 2020 to be carried back for up to five tax years.  Previously, tax law only allowed for net operating losses to be carried forward to future tax years.  During 2020, the Corporation recognized income tax benefits of $326,000 related to net operating losses generated by Peoples in 2019, which were able to be applied to years prior to 2018 at higher income tax rates than the current statutory rate as a result of the CARES Act.

The Corporation’s net deferred income taxes totaled $13.61 million and $13.56 million at December 31, 2021 and 2020, respectively. The tax effects of each type of significant item that gave rise to deferred taxes are:

	December 31,
(Dollars in thousands)	2021	2020
Deferred tax assets
Allowances for loan losses and OREO losses	$9,960	$9,743
Nonqualified defined contribution plan	3,948	3,595
Lease liabilities	2,057	1,906
Fair value adjustments related to business combinations	1,119	1,716
Share-based compensation	752	920
Reserve for indemnification losses	821	879
Accrued expenses	352	779
Cash flow hedges	158	471
Other	1,275	1,364
Deferred tax assets	20,442	21,373
Deferred tax liabilities
Goodwill and other intangible assets	(3,114)	(3,164)
Right of use assets	(1,938)	(1,868)
Depreciation	(989)	(1,272)
Net unrealized gain on securities available for sale	(116)	(1,169)
Defined benefit plan	(677)	(345)
Deferred tax liabilities	(6,834)	(7,818)
Net deferred tax assets	$13,608	$13,555

The Corporation files income tax returns in the U.S. federal jurisdiction and several states. With few exceptions, the Corporation is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2018.

NOTE 14: Employee Benefit Plans

The Corporation’s subsidiaries maintain defined contribution plans that provide the opportunity for voluntary tax-qualified deferral to substantially all of its full-time employees who are at least 18 years of age.  These plans also provide for employer contributions as a discretionary or non-discretionary matching contribution and in some cases as a discretionary profit-sharing contribution to the account of each partipant.  The total expense recognized in connection with these qualified defined contribution plans for 2021, 2020 and 2019 were $2.03 million, $2.09 million and $1.52 million, respectively.

C&F Bank has a non-contributory, defined benefit pension plan (Cash Balance Plan) for many of its full-time employees over 21 years of age.  During 2021, C&F Bank amended its Cash Balance Plan and closed the plan to new entrants hired after December 31, 2021.  Benefits earned by participants in the plan hired before January 1, 2022 were not affected by the amendment and will continue to accrue for active participants.  Under the Cash Balance Plan, the benefit account for each participant will grow each year with annual pay credits based on age and years of service and monthly interest credits based on the yield on 30-year Treasuries plus 150 basis points, but no less than three percent. C&F Bank funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

The Corporation has a nonqualified deferred compensation plan for certain executives. The plan allows for elective deferrals of salary, bonus and commissions. The plan also allows for discretionary employer contributions to enhance retirement benefits by supplementing the benefits provided under tax-qualified plans. Expenses under this plan were $296,000, $465,000 and $294,000 in 2021, 2020 and 2019, respectively.  The deferred compensation liability under the nonqualified plan is not required to be funded. Amounts funded are held in a rabbi trust and invested according to participant elections. These investments are included in other assets and the related liability is included in other liabilities.

In 2014, the Corporation approved an additional compensation benefit for the Corporation’s Chief Executive Officer at the time to provide post-retirement medical and dental coverage for him and his spouse for life.  Expense recognized for this arrangement in 2021 was $15,000.  There was no expense recognized for this arrangement in 2020 or 2019.  The related liability is included in other liabilities.

The following table summarizes the projected benefit obligations, plan assets, funded status and related assumptions associated with the Cash Balance Plan based upon actuarial valuations.

	December 31,
(Dollars in thousands)	2021	2020
Change in benefit obligation
Projected benefit obligation, beginning	$24,643	$20,794
Service cost	1,970	1,603
Interest cost	458	551
Actuarial (gain) loss	(1,248)	2,996
Benefits paid	(210)	(1,301)
Settlements paid	(5,366)	—
Projected benefit obligation, ending	20,247	24,643
Change in plan assets
Fair value of plan assets, beginning	26,287	22,806
Actual return on plan assets	2,759	2,782
Employer contributions	—	2,000
Benefits paid	(210)	(1,301)
Settlements paid	(5,366)	—
Fair value of plan assets, ending	23,470	26,287
Funded status	$3,223	$1,644
Amounts recognized as an other asset	$3,223	$1,644
Amounts recognized in accumulated other comprehensive loss
Net loss	$2,970	$6,748
Prior service credits	(370)	(438)
Deferred taxes	(545)	(1,325)
Total recognized in accumulated other comprehensive loss	$2,055	$4,985
Weighted-average assumptions for benefit obligation at valuation date
Discount rate	2.5%	2.1%
Rate of compensation increase	3.0	3.0
Interest crediting rate	5.0	5.0

The accumulated benefit obligation was $20.25 million and $24.64 million as of the actuarial valuation dates December 31, 2021 and 2020, respectively. The actuarial gain of $1.25 million on the projected benefit obligation for 2021 and the actuarial loss of $3.00 million on the projected benefit obligation for 2020 were due primarily to fluctuations in the discount rate as well as demographic changes in the population.

The Cash Balance Plan contains provisions that allow participants the option of receiving their pension benefits in a lump sum upon retirement or, in certain cases, prior to retirement.  The Corporation’s accounting policy is to record these payments as a settlement only if, in the aggregate for a given year, they exceed the sum of the annual service cost and interest cost for the Cash Balance Plan.  During the year ended December 31, 2021, lump sum pension settlement payments to retired and active participants totaled $5.37 million, which exceeded the settlement threshold, and as a result, the Corporation recognized non-cash settlement charges totaling $1.26 million before income taxes during 2021.  The non-cash charge accelerated the recognition of a portion of previously unrecognized net actuarial losses in accumulated other comprehensive loss.

The following table summarizes the components of net periodic benefit cost and related assumptions associated with the Cash Balance Plan.

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Components of net periodic benefit cost:
Service cost, included in salaries and employee benefits	$1,970	$1,603	$1,218

Other components of net periodic benefit cost:
Interest cost	458	551	609
Expected return on plan assets	(1,733)	(1,492)	(1,297)
Amortization of prior service credit	(68)	(66)	(68)
Pension settlement charges	1,261	—	—
Recognized net actuarial losses	243	197	187
Other components of net periodic benefit cost, included in other noninterest expense	161	(810)	(569)

Net periodic benefit cost	$2,131	$793	$649

	January 1,
	2021	2020	2019
Weighted-average assumptions for net periodic benefit cost
Discount rate	2.1%	2.9%	4.0%
Expected return on plan assets	7.3	7.3	7.3
Rate of compensation increase	3.0	3.0	3.0
Interest crediting rate	5.0	5.0	5.0

The benefits expected to be paid by the plan in the next ten years are as follows:

(Dollars in thousands)
2022	$782
2023	1,423
2024	1,315
2025	2,152
2026	989
2027 – 2031	10,083

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

C&F Bank’s defined benefit pension plan’s weighted average asset allocations by asset category are as follows:

	December 31,
	2021	2020
Mutual funds-fixed income	38%	37%
Mutual funds-equity	62	63
Cash and equivalents	*	*
	100%	100%

* Less than one percent.

The following table summarizes the fair value of the defined benefit plan assets as of December 31, 2021 and 2020. For more information about fair value measurements, see “Note 19: Fair Value of Assets and Liabilities.”

	December 31, 2021
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Mutual funds-fixed income [1]	$8,919	$—	$—	$8,919
Mutual funds-equity [2]	14,551	—	—	14,551
Cash and equivalents [3]	—	—	—	—
Total pension plan assets	$23,470	$—	$—	$23,470

	December 31, 2020
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Mutual funds-fixed income [1]	$9,726	$—	$—	$9,726
Mutual funds-equity [2]	16,561	—	—	16,561
Cash and equivalents [3]	—	—	—	—
Total pension plan assets	$26,287	$—	$—	$26,287
1	This category includes investments in mutual funds focused on fixed income securities with both short-term and long-term investments. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the funds.
2	This category includes investments in mutual funds focused on equity securities with a diversified portfolio and includes investments in large cap and small cap funds, growth funds, international focused funds and value funds. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the funds.
3	This category comprises cash and short-term cash equivalent funds. The funds are valued at cost which approximates fair value.

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

NOTE 15: Related Party Transactions

Loans outstanding to the Corporation’s management, including directors and senior officers and certain of their affiliates, totaled $1.73 million and $2.17 million at December 31, 2021 and 2020, respectively.  For the year ended December 31, 2021, the Corporation made $125,000 new loan advances to directors and senior officers and received repayments totaling $568,000. Total deposits of directors and senior officers and their related interests were $5.96 million and $5.81 million at December 31, 2021 and 2020, respectively.  In the opinion of management, these transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates, collateral and repayment terms, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management and the Corporation’s Board of Directors, do not involve more than normal risk or present other unfavorable features.

NOTE 16: Share-Based Plans

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

As permitted under the plan, the Corporation awards shares of restricted stock to certain key employees and non-employee directors. Restricted shares awarded to employees generally vest over periods up to five years, and restricted shares awarded to non-employee directors generally vest over three years.  A summary of the activity for restricted stock awards for the periods indicated is presented below:

	2021		2020		2019
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of year	155,945	$48.52	142,020	$48.88	139,455	$45.75
Granted	41,912	47.83	47,385	42.01	36,115	53.75
Vested	(51,305)	48.11	(30,550)	39.84	(32,155)	40.69
Cancelled	(5,975)	45.87	(2,910)	53.46	(1,395)	51.05
Nonvested at end of year	140,577	48.57	155,945	48.52	142,020	48.88

The fair value of shares that vested during the years ended December 31, 2021, 2020 and 2019 were $2.42 million, $1.37 million, and $1.72 million, respectively.  Compensation is accounted for using the fair value of the Corporation’s common stock on the date the restricted shares are awarded. Compensation expense is charged to income ratably over the required service periods, and was $1.70 million ($1.16 million after income taxes) in 2021, $1.45 million ($981,000 after income taxes) in 2020 and $1.47 million ($932,000 after income taxes) in 2019. As of December 31, 2021, there was $3.76 million of total unrecognized compensation cost related to restricted stock granted under the plan. This amount is expected to be recognized through 2026.

NOTE 17: Regulatory Requirements and Restrictions

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

As of December 31, 2021, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized under regulations applicable at December 31, 2021, the Bank was required to maintain minimum total risk-based, Tier 1 risk-based, CET1 risk-based and Tier 1 leverage ratios as set forth in the tables below. The total capital ratio, Tier 1 capital ratio and CET1 ratio are calculated as a percentage of risk-weighted assets.  The Tier 1 leverage ratio is calculated as a percentage of average tangible assets.

The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2021 and 2020 are presented in the following tables along with regulatory requirements for the Bank and requirements that apply to bank holding companies that are subject to regulatory capital requirements for bank holding companies. The Corporation’s consolidated capital is determined under regulations that apply to bank holding companies that are not small bank holding companies.  Although the minimum regulatory capital requirements are not applicable to the Corporation, the Corporation calculates these ratios for its own planning and monitoring purposes. Total risk-weighted assets at December 31, 2021 for the Corporation were $1.64 billion and for the Bank were $1.61 billion.  Total risk-weighted assets at December 31, 2020 for the Corporation were $1.57 billion and for the Bank were $1.55 billion. Management believes that, as of December 31, 2021, the Bank met all capital adequacy requirements to which it is subject.

	December 31, 2021
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$257,779	15.8%	$130,817	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	213,095	13.0	98,113	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	188,095	11.5	73,585	4.5		N/A	N/A
Tier 1 leverage ratio	213,095	9.7	88,121	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$233,780	14.5%	$128,701	8.0%		$160,876	10.0%
Tier 1 risk-based capital ratio	213,423	13.3	96,526	6.0		128,701	8.0
Common Equity Tier 1 capital ratio	213,423	13.3	72,394	4.5		104,569	6.5
Tier 1 leverage ratio	213,423	9.8	87,184	4.0		108,980	5.0

	December 31, 2020
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$240,060	15.2%	$125,947	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	196,140	12.5	94,460	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	171,140	10.9	70,845	4.5		N/A	N/A
Tier 1 leverage ratio	196,140	9.6	81,414	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$214,151	13.8%	$124,291	8.0%		$155,364	10.0%
Tier 1 risk-based capital ratio	194,487	12.5	93,219	6.0		124,291	8.0
Common Equity Tier 1 capital ratio	194,487	12.5	69,914	4.5		100,987	6.5
Tier 1 leverage ratio	194,487	9.6	80,640	4.0		100,800	5.0

The Basel III rules established a “capital conservation buffer” of additional capital of 2.5 percent above the regulatory minimum risk-based capital ratios, which is not included in the tables above.  Including the capital conservation buffer, the minimum ratios are a common equity Tier I risk-based capital ratio of 7.0 percent, a Tier I risk-based capital ratio of 8.5 percent and a total risk-based capital ratio of 10.5 percent.  The Corporation and the Bank exceeded these ratios at December 31, 2021 and 2020.

Between 2003 and 2007, the Corporation’s statutory business trusts issued $25.00 million of aggregate trust preferred securities. Based on the Corporation’s Tier 1 capital levels, the entire $25.00 million of trust preferred securities was included in the Corporation’s Tier 1 capital as of December 31, 2021 and 2020.  The Corporation’s 2028 Subordinated Notes, assumed upon the acquisition of Peoples in 2020, and the Corporation’s 2030 Subordinated Notes, issued in 2020, each qualify for inclusion in Tier 2 capital of the Corporation.  In each case, the amount included in regulatory capital with respect to trust preferred securities or subordinated notes may be reduced as those instruments near maturity.

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by C&F Bank to the Corporation. The total amount of dividends that may be paid at any date by C&F Bank is generally limited to the retained earnings of C&F Bank, while other measures of capital adequacy may also restrict the Bank’s ability to declare dividends.

NOTE 18: Commitments and Contingent Liabilities

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit-worthiness on a case-by-case basis.  The amount of loan commitments at the Bank was $305.37 million at December 31, 2021 and $326.98 million at December 31, 2020, which does not include IRLCs at the mortgage banking segment, which are discussed in Note 21.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $15.11 million at December 31, 2021 and $19.07 million at December 31, 2020.

The mortgage banking segment sells substantially all of the residential mortgage loans it originates to third-party investors. As is customary in the industry, the agreements with these investors require the mortgage banking segment to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the investors are entitled to make loss claims and repurchase requests of the mortgage banking segment for loans that contain covered deficiencies. The mortgage banking segment has obtained early payment default recourse waivers for a significant portion of its business. Recourse periods for early payment default for the remaining investors vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. The mortgage banking segment maintains an allowance for indemnifications that represents management’s estimate of losses that are probable of arising under these recourse provisions. As performance data for loans that have been sold is not made available to the mortgage banking segment by the investors, the estimate of potential losses is inherently subjective and is based on historical indemnification payments and management’s assessment of current conditions that may contribute to indemnified losses on mortgage loans that have been sold in the secondary market. During the year ended December 31, 2021, the Corporation recorded a reversal of provision for indemnifications of $104,000, compared to a provision for indemnifications of $881,000 for the year ended December 31, 2020, which is included in “Noninterest Expenses – Other” on the Consolidated Statements of Income. The following table presents the changes in the allowance for indemnification losses for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Allowance, beginning of period	$3,356	$2,475
Provision for indemnification losses	(104)	881
Payments	—	—
Allowance, end of period	$3,252	$3,356

NOTE 19: Fair Value of Assets and Liabilities

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At December 31, 2021 and 2020, the Corporation’s entire investment securities portfolio was comprised of securities available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are ICE Data Services (ICE) and Thomson Reuters Pricing Service (TRPS).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. ICE provides evaluated prices for the Corporation's obligations of states and political subdivisions category of securities.  ICE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  TRPS provides evaluated prices for the Corporation’s U.S. government agencies and corporations, mortgage-backed and corporate categories of securities.  Fixed-rate callable securities of the U.S. government agencies and corporations category are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to relative to-be-announced mortgage backed securities (TBA securities) or other benchmark prices. TBA securities prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables. Fixed-rate securities issued by the Small Business Association in the mortgage backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.

Investments in small business investment company funds. The Corporation holds an investment in a small business investment company fund, which is recorded at fair value and included in other assets in the Consolidated Balance Sheets.  Changes in fair value are recognized in net income.  At December 31, 2021 and 2020, the fair value of the Corporation’s investment in small business investment companies, based on net asset value, was $1.47 million and $1.48 million, respectively.  Investments in small business investment company funds measured at net asset value are not presented in the tables below related to fair value measurements. Changes in fair value of small business investment company funds resulted in the recognition of unrealized gains of $172,000 for the year ended December 31, 2021 and unrealized losses of $62,000 for the year ended December 31, 2020.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis.

	December 31, 2021
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$68,285	$—	$68,285
Mortgage-backed securities	—	190,349	—	190,349
Obligations of states and political subdivisions	—	92,666	—	92,666
Corporate and other debt securities	—	21,773	—	21,773
Total securities available for sale	—	373,073	—	373,073
Loans held for sale	—	82,295	—	82,295
Derivatives
IRLC	—	1,523	—	1,523
Interest rate swaps on loans	—	3,467	—	3,467
Total assets	$—	$460,358	$—	$460,358

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$3,467	$—	$3,467
Cash flow hedges	—	665	—	665
Forward sales of TBA securities	—	3	—	3
Total liabilities	$—	$4,135	$—	$4,135

	December 31, 2020
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$48,282	$—	$48,282
Mortgage-backed securities	—	123,714	—	123,714
Obligations of states and political subdivisions	—	102,805	—	102,805
Corporate and other debt securities	—	11,588	—	11,588
Total securities available for sale	—	286,389	—	286,389
Loans held for sale	—	214,266	—	214,266
Derivatives
IRLC	—	4,582	—	4,582
Interest rate swaps on loans	—	8,185	—	8,185
Total assets	$—	$513,422	$—	$513,422

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$8,185	$—	$8,185
Cash flow hedges	—	1,882	—	1,882
Forward sales of TBA securities	—	47	—	47
Total liabilities	$—	$10,114	$—	$10,114

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

At December 31, 2021 there were no impaired loans and no OREO that were measured at fair value. At December 31, 2020 there were no impaired loans that were measured at fair value. The following table presents the balances of assets measured at fair value on a nonrecurring basis at December 31, 2020.

	December 31, 2020
	Fair Value Measurements Classified as			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Other real estate owned, net	$—	$—	$72	$72
Total	$—	$—	$72	$72

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis as of December 31, 2020:

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

	Carrying	Fair Value Measurements at December 31, 2021 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$269,487	$267,745	$1,235	$—	$268,980
Securities available for sale	373,073	—	373,073	—	373,073
Loans, net	1,369,903	—	—	1,379,564	1,379,564
Loans held for sale	82,295	—	82,295	—	82,295
Derivatives
IRLC	1,523	—	1,523	—	1,523
Interest rate swaps on loans	3,467	—	3,467	—	3,467
Bank-owned life insurance	20,597	—	20,597	—	20,597
Accrued interest receivable	6,810	6,810	—	—	6,810
Financial liabilities:
Demand and savings deposits	1,488,893	1,488,893	—	—	1,488,893
Time deposits	425,721	—	428,462	—	428,462
Borrowings	84,115	—	89,609	—	89,609
Derivatives
Cash flow hedges	665	—	665	—	665
Interest rate swaps on loans	3,467	—	3,467	—	3,467
Forward sales of TBA securities	3	—	3	—	3
Accrued interest payable	715	715	—	—	715

	Carrying	Fair Value Measurements at December 31, 2020 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$94,342	$86,669	$7,710	$—	$94,379
Securities available for sale	286,389	—	286,389	—	286,389
Loans, net	1,313,250	—	—	1,308,569	1,308,569
Loans held for sale	214,266	—	214,266	—	214,266
Derivatives
IRLC	4,582	—	4,582	—	4,582
Interest rate swaps on loans	8,185	—	8,185	—	8,185
Bank-owned life insurance	20,205	—	20,205	—	20,205
Accrued interest receivable	8,103	8,103	—	—	8,103
Financial liabilities:
Demand and savings deposits	1,282,590	1,282,590	—	—	1,282,590
Time deposits	469,583	—	474,154	—	474,154
Borrowings	69,864	—	71,119	—	71,119
Derivatives
Cash flow hedges	1,882	—	1,882	—	1,882
Interest rate swaps on loans	8,185	—	8,185	—	8,185
Forward sales of TBA securities	47	—	47		47
Accrued interest payable	1,109	1,109	—	—	1,109

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

NOTE 20: Business Segments

The Corporation operates in a decentralized fashion in three business segments: community banking, mortgage banking and consumer finance. Beginning with the first quarter of 2021, the community banking segment comprises C&F Bank and C&F Wealth Management.  Prior to 2021, the segment comprised only C&F Bank, and prior periods have been restated to conform to the current period presentation. Revenues from community banking operations consist primarily of net interest income related to investments in loans and securities and outstanding deposits and borrowings, fees earned on deposit accounts and debit card interchange activity, and net revenues from offering wealth management services and insurance products through third-party service providers.  Mortgage banking operating revenues consist principally of gains on sales of loans in the secondary market, mortgage banking fee income related to loan originations, fees earned by providing mortgage loan origination functions to third-party lenders, and net interest income on mortgage loans held for sale. Revenues from consumer finance consist primarily of net interest income earned on purchased retail installment sales contracts.

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

	Year Ended December 31, 2021
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$62,402	$3,845	$37,803	$—	$(10,322)	$93,728
Interest expense	5,693	1,157	9,503	2,349	(10,343)	8,359
Net interest income	56,709	2,688	28,300	(2,349)	21	85,369
Gain on sales of loans	—	22,370	—	—	(91)	22,279
Other noninterest income	15,208	9,192	378	2,207	(101)	26,884
Net revenue	71,917	34,250	28,678	(142)	(171)	134,532

Provision for loan losses	(200)	(45)	820	—	—	575
Noninterest expense	54,981	23,328	14,213	3,375	(22)	95,875
Income (loss) before taxes	17,136	10,967	13,645	(3,517)	(149)	38,082
Income tax expense (benefit)	3,051	3,284	3,685	(1,030)	(31)	8,959
Net income (loss)	$14,085	$7,683	$9,960	$(2,487)	$(118)	$29,123

Other data:
Capital expenditures	$878	$164	$3,744	$—	$—	$4,786
Depreciation and amortization	$4,113	$256	$372	$—	$—	$4,741

5 c
	Year Ended December 31, 2020
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$62,173	$4,954	$38,949	$—	$(9,163)	$96,913
Interest expense	10,630	1,579	8,726	1,611	(9,164)	13,382
Net interest income	51,543	3,375	30,223	(1,611)	1	83,531
Gain on sales of loans	3,489	25,792	—	—	(57)	29,224
Other noninterest income	12,896	9,985	492	2,040	(30)	25,383
Net revenue	67,928	39,152	30,715	429	(86)	138,138

Provision for loan losses	4,600	10	6,470	—	—	11,080
Noninterest expense	56,770	24,014	13,828	3,227	—	97,839
Income (loss) before taxes	6,558	15,128	10,417	(2,798)	(86)	29,219
Income tax expense (benefit)	411	4,392	2,805	(795)	(18)	6,795
Net income (loss)	$6,147	$10,736	$7,612	$(2,003)	$(68)	$22,424

Other data:
Capital expenditures	$6,528	$354	$3,346	$—	$—	$10,228
Depreciation and amortization	$3,733	$281	$175	$—	$—	$4,189

	Year Ended December 31, 2019
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$59,465	$2,699	$41,389	$4	$(8,547)	$95,010
Interest expense	10,181	1,618	10,169	1,135	(8,547)	14,556
Net interest income	49,284	1,081	31,220	(1,131)	—	80,454
Gain on sales of loans	—	10,603	—	—	—	10,603
Other noninterest income	13,068	5,103	565	2,104	—	20,840
Net revenue	62,352	16,787	31,785	973	—	111,897

Provision for loan losses	360	—	8,155	—	—	8,515
Noninterest expense	49,743	11,678	14,202	3,827	—	79,450
Income (loss) before taxes	12,249	5,109	9,428	(2,854)	—	23,932
Income tax expense (benefit)	1,964	1,336	2,560	(778)	—	5,082
Net income (loss)	$10,285	$3,773	$6,868	$(2,076)	$—	$18,850

Other data:
Capital expenditures	$2,337	$246	$123	$—	$—	$2,706
Depreciation and amortization	$3,424	$246	$196	$—	$—	$3,866

	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Total assets at December 31, 2021	$2,131,391	$105,547	$372,292	$44,897	$(389,606)	$2,264,521
Total assets at December 31, 2020	$1,951,622	$239,417	$314,746	$43,826	$(463,301)	$2,086,310

No merger related expenses were recorded during the year ended December 31, 2021. During the year ended December 31, 2020, the Corporation recorded merger related expenses of $1.40 million ($1.13 million after income taxes), in connection with its acquisition of Peoples, of which $1.30 million ($1.03 million after income taxes) was allocated to the community banking segment and recorded as $119,000 of salaries and benefits expense, $879,000 of other noninterest expense and a loss on disposal of equipment of $298,000 included in other noninterest income.  The remainder was recorded as other noninterest expense at the holding company.  During the year ended December 31, 2019, the Corporation recorded merger related expenses of $709,000 ($653,000 after income taxes) in connection with its acquisition of Peoples, of which $236,000 ($196,000 after income taxes) was allocated to the community banking segment and recorded as other noninterest expense, and the remainder was recorded as other noninterest expense at the holding company.

The community banking segment extends two warehouse lines of credit to the mortgage banking segment, providing a portion of the funds needed to originate mortgage loans. The community banking segment charges the mortgage banking segment interest at the daily FHLB advance rate plus a spread ranging from 50 basis points to 175 basis points. The community banking segment also provides the consumer finance segment with a portion of the funds needed to purchase loan contracts by means of variable rate notes that carry interest at one-month LIBOR plus 200 basis points, with a floor of 3.5 percent, and fixed rate notes that carry interest at rates ranging from 2.21 percent to 8.0 percent. The community banking segment acquires certain residential real estate loans from the mortgage banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. In addition to unallocated expenses recorded by the holding company, certain overhead costs are incurred by the community banking segment and are not allocated to the mortgage banking and consumer finance segments.

NOTE 21: Derivative Financial Instruments

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

Cash flow hedges.  The Corporation designates interest rate swaps as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Corporation’s trust preferred capital notes. These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Corporation’s borrowings for fixed-rate interest payments. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Corporation assesses the effectiveness of each hedging relationship quarterly.  If the Corporation determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of December 31, 2021, the Corporation has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2024 and June 2029.

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

At December 31, 2021, the mortgage banking segment had $80.59 million of IRLCs and $72.24 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $152.83 million in mortgage loans.  Also at December 31, 2021, the mortgage banking segment had $2.82 million of IRLCs and $7.40 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using forward sales of $9.25 million of TBA securities and mandatory-delivery forward sales contracts for $1.01 million in mortgage loans.

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

The following tables summarize key elements of the Corporation’s derivative instruments other than forward sales of mortgage loans.  The fair values of forward sales of mortgage loans were not material to the consolidated financial statements of the Corporation at December 31, 2021 and 2020.

	December 31, 2021
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$—	$665
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	72,352	3,303	164
Matched interest rate swaps with counterparty	72,352	164	3,303
Mortgage banking contracts:
IRLCs	83,407	1,523	—
Forward sales of TBA securities	9,250	—	3

	December 31, 2020
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$—	$1,882
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	84,753	8,185	—
Matched interest rate swaps with counterparty	84,753	—	8,185
Mortgage banking contracts:
IRLCs	198,632	4,582	—
Forward sales of TBA securities	8,000	—	47

The Corporation and the Bank are required to maintain cash collateral with dealer counterparties for interest rate swap relationships in a loss position.  At December 31, 2021 and 2020, $3.88 million and $9.92 million, respectively, of cash collateral was maintained with dealer counterparties and was included in “Other assets” in the Consolidated Balance Sheets.

1

NOTE 22: Holding Company Condensed Financial Information

The following tables present the condensed balance sheets as of December 31, 2021 and 2020 and the condensed statements of comprehensive income and cash flows for the years ended December 31, 2021, 2020 and 2019 for the Corporation on a standalone basis:

	December 31,
(Dollars in thousands)	2021	2020
Condensed Balance Sheets
Assets
Cash	$20,584	$21,272
Other assets	24,884	22,680
Investment in C&F Bank	235,771	218,148
Total assets	$281,239	$262,100
Liabilities and equity
Trust preferred capital notes	$25,351	$25,316
Long-term borrowings	24,029	24,093
Other liabilities	21,541	18,886
Equity	210,318	193,805
Total liabilities and equity	$281,239	$262,100

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Condensed Statements of Comprehensive Income
Interest expense on borrowings	$(2,348)	$(1,611)	$(1,135)
Dividends received from C&F Bank	12,500	8,746	22,632
Equity in undistributed net income of C&F Bank	18,653	15,373	(1,697)
Other income	2,207	2,041	2,108
Other expenses	(2,345)	(2,432)	(3,049)
Net income	28,667	22,117	18,859
Other comprehensive income (loss), net of tax	(132)	294	2,423
Comprehensive income	$28,535	$22,411	$21,282

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Condensed Statements of Cash Flows
Operating activities:
Net cash provided by operating activities	$12,001	$8,141	$20,674
Investing activities:
Acquisition of Peoples Bankshares, Inc.	—	(10,084)	—
Swap collateral, net	1,030	(1,710)	(150)
Net cash provided by (used in) investing activities	1,030	(11,794)	(150)
Financing activities:
Proceeds from borrowings	—	19,924	—
Common stock repurchases	(8,232)	(1,061)	(4,385)
Cash dividends	(5,675)	(5,546)	(5,131)
Other financing activities, net	188	144	140
Net cash (used in) provided by financing activities	(13,719)	13,461	(9,376)
Net (decrease) increase in cash and cash equivalents	(688)	9,808	11,148
Cash at beginning of year	21,272	11,464	316
Cash at end of year	$20,584	$21,272	$11,464

NOTE 23: Other Noninterest Expenses

The following table presents the significant components in the Consolidated Statements of Income line “Noninterest Expenses-Other.”

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Data processing fees	$11,088	$10,916	$8,958
Mortgage banking loan processing expenses	3,128	3,235	1,666
Professional fees	3,066	3,046	3,265
Marketing and advertising expenses	1,523	1,663	1,781
Telecommunication expenses	1,517	1,455	1,328
Travel and educational expenses	959	1,153	1,329
Other real estate (gain)/loss and expenses, net	(379)	213	58
All other noninterest expenses	7,533	7,654	5,952
Total other noninterest expenses	$28,435	$29,335	$24,337

There were no merger related expenses for the year ended December 31, 2021.  The table above includes merger related expenses for the year ended December 31, 2020 of $898,000, of which $501,000 was included in data processing fees, $336,000 was included in professional fees, and $61,000 was included in all other noninterest expenses.  The table above includes merger related expenses for the year ended December 31, 2019 of approximately $709,000, of which $50,000 was included in data processing fees, $614,000 was included in professional fees, $1,000 was included in telecommunication expenses and $44,000 was included in all other noninterest expenses.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

C&F Financial Corporation

Toano, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of C&F Financial Corporation and its subsidiaries (the Corporation) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 1, 2022 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Qualitative Factors

As described in Note 1 – Summary of Significant Accounting Policies and Note 5 – Allowance for Loan Losses to the consolidated financial statements, the Corporation maintains an allowance for loan losses that management believes will be adequate to absorb probable losses inherent in the loan portfolio. For loans that are not specifically identified for impairment, management determines the allowance for loan losses based on historical loss experience adjusted for qualitative factors. Qualitative adjustments to the historical loss experience are established by applying a loss percentage to the loan segments established by management based on their assessment of shared risk characteristics within groups of similar loans.

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

The primary audit procedures we performed to address this critical audit matter included:

●	Testing the effectiveness of controls over the evaluation of qualitative factors, including management's development and review of the data inputs used as the basis for the allocations and management's review and approval of the reasonableness of the assumptions used to develop the qualitative adjustments.

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

March 1, 2022

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2021 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiaries to disclose material information required to be set forth in the Corporation’s periodic reports.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2021, the Corporation’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2021 has been audited by Yount, Hyde & Barbour, P.C., (U.S. PCAOB Auditor Firm I.D.: 613), the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements included in this Annual Report on Form 10-K.  Yount, Hyde & Barbour, P.C.’s attestation report on the Corporation’s internal control over financial reporting appears on the following page.

Changes in Internal Controls. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s fourth quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

C&F Financial Corporation

Toano, Virginia

Opinion on the Internal Control Over Financial Reporting

We have audited C&F Financial Corporation’s (the Corporation’s) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2021 of the Corporation and its subsidiaries, and our report dated March 1, 2022 expressed an unqualified opinion.

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

/s/ Yount, Hyde & Barbour, P.C.

Richmond, Virginia

March 1, 2022

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the directors of the Corporation is contained in the 2022 Proxy Statement under the caption, “Proposal One: Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers, if applicable, is contained in the 2022 Proxy Statement under the caption, “Delinquent Section 16(a) Reports,” and is incorporated herein by reference. The information concerning executive officers of the Corporation is included after Item 4 of this Form 10-K under the caption, “Information about Our Executive Officers.” The information regarding the Corporation’s Audit Committee is contained in the 2022 Proxy Statement under the caption “Audit Committee Report” and is incorporated herein by reference.

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

ITEM 11.EXECUTIVE COMPENSATION

The information contained in the 2022 Proxy Statement under the captions, “Compensation Committee Interlocks and Insider Participation,” “Compensation Policies and Practices as They Relate to Risk Management,” “Executive Compensation” and “Compensation Committee Report,” and the compensation tables that follow the Compensation Committee Report in the 2022 Proxy Statement are incorporated herein by reference. The information regarding director compensation contained in the 2022 Proxy Statement under the caption, “Director Compensation,” is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the 2022 Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

The information contained in the 2022 Proxy Statement under the caption, “Equity Compensation Plan Information,” is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the 2022 Proxy Statement under the caption, “Interest of Management in Certain Transactions,” is incorporated herein by reference. The information contained in the 2022 Proxy Statement under the caption, “Director Independence,” is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the 2022 Proxy Statement under the captions, “Principal Accountant Fees” and “Audit Committee Pre-Approval Policy,” is incorporated herein by reference.

PART IV

ITEM 15.EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

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

*10.1

Second Amended and Restated Change in Control Agreement dated December 23, 2021 by and among C&F Financial Corporation, Citizens and Farmers Bank and Larry G. Dillon (incorporated by reference to Exhibit 10.7 to Form 8-K filed December 27, 2021)

*10.2

Second Amended and Restated Change in Control Agreement dated December 23, 2021 by and among C&F Financial Corporation, Citizens and Farmers Bank and Thomas F. Cherry (incorporated by reference to Exhibit 10.4 to Form 8-K filed December 27, 2021)

*10.3

Amended and Restated Change in Control Agreement dated December 23, 2021 by and among C&F Financial Corporation, Citizens and Farmers Bank and Jason E. Long (incorporated by reference to Exhibit 10.5 to Form 8-K filed December 27, 2021)

*10.4	C&F Financial Corporation Non-Qualified Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 10.4 to Form 10-K filed March 8, 2018)

*10.4.1

Amendment to C&F Financial Corporation Non-Qualified Deferred Compensation Plan for Executives (As Restated Effective January 1, 2018), effective January 1, 2018 (incorporated by reference to Exhibit 10.4.1 to Form 10-K filed March 3, 2021)

*10.4.2

Amendment to C&F Financial Corporation Non-Qualified Deferred Compensation Plan for Executives (As Restated Effective January 1, 2018), effective November 1, 2018 (incorporated by reference to Exhibit 10.4.2 to Form 10-K filed March 3, 2021)

*10.4.3

Amendment to C&F Financial Corporation Non-Qualified Deferred Compensation Plan for Executives (As Restated Effective January 1, 2018), effective January 1, 2020 (incorporated by reference to Exhibit 10.4.3 to Form 10-K filed March 3, 2021)

*10.4.4	Amended and Restated Adoption Agreement, effective January 1, 2021, for C&F Financial Corporation Non-Qualified Deferred Compensation Plan for Executives (As Restated Effective January 1, 2018)

*10.5	C&F Financial Corporation Non-Qualified Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.5 to Form 10-K filed March 8, 2018)

*10.5.1

Amendment to C&F Financial Corporation Non-Qualified Deferred Compensation Plan for Directors (As Restated Effective January 1, 2018), effective January 1, 2018 (incorporated by reference to Exhibit 10.5.1 to Form 10-K filed March 3, 2021)

*10.5.2

Amendment to C&F Financial Corporation Non-Qualified Deferred Compensation Plan for Directors (As Restated Effective January 1, 2018), effective November 1, 2018 (incorporated by reference to Exhibit 10.5.2 to Form 10-K filed March 3, 2021)

*10.5.3

Adoption Agreement, effective January 1, 2020, for C&F Financial Corporation Non-Qualified Deferred Compensation Plan for Directors (As restated Effective January 1, 2018) (incorporated by reference to Exhibit 10.5.3 to Form 10-K filed March 3, 2021)

*10.9	C&F Financial Corporation Management Incentive Plan, as amended and restated, effective January 1, 2022 (incorporated by reference to Exhibit 10.8 to Form 8-K filed December 27, 2021)

*10.10

Employment Agreement dated December 23, 2021 by and among C&F Financial Corporation, Citizens and Farmers Bank and Thomas F. Cherry (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 27, 2021)

*10.11

Employment Agreement dated December 23, 2021 by and among C&F Financial Corporation, Citizens and Farmers Bank and Jason E. Long (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 27, 2021)

*10.12	Employment Agreement (Amended and Restated) between C&F Mortgage Corporation and Bryan McKernon, dated February 15, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 16, 2022)

*10.13

Employment Agreement dated December 23, 2021 by and among C&F Financial Corporation, C&F Finance Company and S. Dustin Crone (incorporated by reference to Exhibit 10.3 to Form 8-K filed December 27, 2021)

*10.14

Second Amended and Restated Change in Control Agreement dated February 15, 2022 by and between C&F Financial Corporation, C&F Mortgage Corporation and Bryan E. McKernon (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 16, 2022)

*10.15	Amended and Restated Change in Control Agreement dated December 23, 2021 by and among C&F Financial Corporation, Citizens and Farmers Bank and John Anthony Seaman.

*10.16

Amended and Restated Change in Control Agreement dated December 23, 2021 by and among C&F Financial Corporation, C&F Finance Company and S. Dustin Crone (incorporated by reference to Exhibit 10.6 to Form 8-K filed December 27, 2021)

10.17	Termination Agreement dated as of November 1, 2021 by and among C&F Finance Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 5, 2021)

*10.29	C&F Financial Corporation 2013 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A to the Corporation's Proxy Statement filed March 15, 2013)

*10.29.1

Form of C&F Financial Corporation Restricted Stock Agreement for Chief Executive Officer (for awards granted between 2016 and 2018) (approved December 15, 2015) (incorporated by reference to Exhibit 10.29.1 to Form 10-K filed March 4, 2016)

*10.29.2	Form of C&F Financial Corporation Restricted Stock Agreement for Key Employees (approved December 15, 2015) (incorporated by reference to Exhibit 10.29.2 to Form 10-K filed March 4, 2016)

*10.29.3	Form of C&F Financial Corporation Restricted Stock Agreement for Non-Employee Directors (approved December 15, 2015) (incorporated by reference to Exhibit 10.29.3 to Form 10-K filed March 4, 2016)

*10.29.4	Form of C&F Financial Corporation Restricted Stock Agreement for Key Employees (approved February 15, 2022)

*10.36	Incentive Compensation Opportunity for years beginning in 2019 for Larry G. Dillon (incorporated by reference to Item 5.02 of Form 8-K filed June 14, 2019)

10.37	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 on Form 8-K filed September 30, 2020)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Form 10-K filed March 3, 2021)

23	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

101 INS	Inline XBRL Instance Document: The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101

*Indicates management contract

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	March 1, 2022	By:	/S/ THOMAS F. CHERRY
Thomas F. Cherry
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ THOMAS F. CHERRY	Date:	March 1, 2022
Thomas F. Cherry, President,
Chief Executive Officer and Director
(Principal Executive Officer)

/S/ JASON E. LONG	Date:	March 1, 2022
Jason E. Long,
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

/S/ DR. JULIE R. AGNEW	Date:	March 1, 2022
Dr. Julie R. Agnew, Director

/S/ J.P. CAUSEY JR.	Date:	March 1, 2022
J. P. Causey Jr., Director

/S/ LARRY G. DILLON	Date:	March 1, 2022
Larry G. Dillon, Executive Chairman

/S/ AUDREY D. HOLMES	Date:	March 1, 2022
Audrey D. Holmes, Director

/S/ JAMES H. HUDSON III	Date:	March 1, 2022
James H. Hudson III, Director

/S/ ELIZABETH R. KELLEY	Date:	March 1, 2022
Elizabeth R. Kelley, Director

/S/ JAMES T. NAPIER	Date:	March 1, 2022
James T. Napier, Director

/S/ C. ELIS OLSSON	Date:	March 1, 2022
C. Elis Olsson, Director

/S/ D. ANTHONY PEAY	Date:	March 1, 2022
D. Anthony Peay, Director

/S/ PAUL C. ROBINSON	Date:	March 1, 2022
Paul C. Robinson, Director

/S/ GEORGE R. SISSON III	Date:	March 1, 2022
George R. Sisson III, Director

/S/ DR. JEFFERY O. SMITH	Date:	March 1, 2022
Dr. Jeffery O. Smith, Director