Form 10-Q
period 2022-03-31
C & F FINANCIAL CORP
filed 2022-05-06
CIK 913341

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

or

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

At May 5, 2022, the latest practicable date for determination, 3,535,915 shares of common stock, $1.00 par value, of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2022	2021
Assets
Cash and due from banks	$14,760	$19,692
Interest-bearing deposits in other banks	254,178	248,053
Total cash and cash equivalents	268,938	267,745
Securities—available for sale at fair value, amortized cost of $433,574 and $372,520, respectively	415,532	373,073
Loans held for sale, at fair value	46,659	82,295
Loans, net of allowance for loan losses of $39,768 and $40,157, respectively	1,401,841	1,369,903
Restricted stock, at cost	1,120	1,027
Corporate premises and equipment, net	44,975	44,799
Other real estate owned	—	835
Accrued interest receivable	6,953	6,810
Goodwill	25,191	25,191
Other intangible assets, net	1,902	1,977
Bank-owned life insurance	20,705	20,597
Net deferred tax asset	17,194	13,608
Other assets	50,833	56,661
Total assets	$2,301,843	$2,264,521

Liabilities
Deposits
Noninterest-bearing demand deposits	$596,769	$581,694
Savings and interest-bearing demand deposits	972,123	907,199
Time deposits	400,769	425,721
Total deposits	1,969,661	1,914,614
Short-term borrowings	32,434	34,735
Long-term borrowings	30,309	30,375
Trust preferred capital notes	25,360	25,351
Accrued interest payable	434	715
Other liabilities	42,367	47,707
Total liabilities	2,100,565	2,053,497

Commitments and contingent liabilities (Note 10)

Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,546,024 and 3,545,554 shares issued and outstanding, respectively, includes 140,037 and 140,577 of unvested shares, respectively)	3,406	3,405
Additional paid-in capital	15,022	15,189
Retained earnings	198,020	193,811
Accumulated other comprehensive loss, net	(15,864)	(2,087)
Equity attributable to C&F Financial Corporation	200,584	210,318
Noncontrolling interest	694	706
Total equity	201,278	211,024
Total liabilities and equity	$2,301,843	$2,264,521

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Interest income
Interest and fees on loans	$20,484	$21,813
Interest on interest-bearing deposits and federal funds sold	106	46
Interest and dividends on securities
U.S. government agencies and corporations	293	125
Mortgage-backed securities	668	409
Tax-exempt obligations of states and political subdivisions	350	469
Taxable obligations of states and political subdivisions	113	90
Other	217	124
Total interest income	22,231	23,076
Interest expense
Savings and interest-bearing deposits	387	359
Time deposits	718	1,308
Borrowings	366	449
Trust preferred capital notes	284	284
Total interest expense	1,755	2,400
Net interest income	20,476	20,676
Provision for loan losses	(328)	280
Net interest income after provision for loan losses	20,804	20,396
Noninterest income
Gains on sales of loans	2,695	7,058
Interchange income	1,430	1,318
Service charges on deposit accounts	1,046	819
Mortgage banking fee income	853	1,856
Wealth management services income, net	647	702
Mortgage lender services income	424	778
Other service charges and fees	374	389
Net gains on sales, maturities and calls of available for sale securities	—	32
Other (loss) income, net	(740)	1,123
Total noninterest income	6,729	14,075
Noninterest expenses
Salaries and employee benefits	11,856	15,613
Occupancy	2,209	2,360
Other	6,146	7,046
Total noninterest expenses	20,211	25,019
Income before income taxes	7,322	9,452
Income tax expense	1,587	2,287
Net income	5,735	7,165
Less net income attributable to noncontrolling interest	106	104
Net income attributable to C&F Financial Corporation	$5,629	$7,061
Net income per share - basic and diluted	$1.59	$1.92

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$5,735	$7,165
Other comprehensive loss, net of tax:
Securities available for sale	(14,690)	(2,373)
Defined benefit plan	(7)	34
Cash flow hedges	920	734
Other comprehensive loss, net of tax	(13,777)	(1,605)
Comprehensive (loss) income	(8,042)	5,560
Less comprehensive income attributable to noncontrolling interest	106	104
Comprehensive (loss) income attributable to C&F Financial Corporation	$(8,148)	$5,456

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

(Dollars in thousands, except per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2021	$3,405	$15,189	$193,811	$(2,087)	$706	$211,024
Comprehensive income:
Net income	—	—	5,629	—	106	5,735
Other comprehensive loss	—	—	—	(13,777)	—	(13,777)
Share-based compensation	—	511	—	—	—	511
Restricted stock vested	14	(14)	—	—	—	—
Common stock issued	1	45	—	—	—	46
Common stock purchased	(14)	(709)	—	—	—	(723)
Cash dividends declared ($0.40 per share)	—	—	(1,420)	—	—	(1,420)
Distributions to noncontrolling interest	—	—	—	—	(118)	(118)
Balance March 31, 2022	$3,406	$15,022	$198,020	$(15,864)	$694	$201,278

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2020	$3,514	$21,427	$170,819	$(1,955)	$666	$194,471
Comprehensive income:
Net income	—	—	7,061	—	104	7,165
Other comprehensive loss	—	—	—	(1,605)	—	(1,605)
Share-based compensation	—	392	—	—	—	392
Restricted stock vested	16	(16)	—	—	—	—
Common stock issued	2	42	—	—	—	44
Common stock purchased	(6)	(223)	—	—	—	(229)
Cash dividends declared ($0.38 per share)	—	—	(1,399)	—	—	(1,399)
Distributions to noncontrolling interest	—	—	—	—	(147)	(147)
Balance March 31, 2021	$3,526	$21,622	$176,481	$(3,560)	$623	$198,692

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net income	$5,735	$7,165
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal of) provision for loan losses	(328)	280
Accretion of certain acquisition-related discounts, net	(362)	(743)
Share-based compensation	511	392
Depreciation and amortization	1,135	1,189
Accretion of discounts and amortization of premiums on securities, net	811	833
(Reversal of) provision for indemnifications	(583)	17
Income from bank-owned life insurance	(77)	(112)
Pension expense	177	206
Proceeds from sales of loans held for sale	227,612	462,469
Origination of loans held for sale	(189,976)	(424,082)
Gains on sales of loans held for sale	(2,695)	(7,058)
Other gains, net	(102)	(59)
Change in other assets and liabilities:
Accrued interest receivable	(143)	380
Other assets	1,052	198
Accrued interest payable	(281)	(375)
Other liabilities	(1,289)	434
Net cash provided by operating activities	41,197	41,134
Investing activities:
Proceeds from sales, maturities and calls of securities available for sale and payments on mortgage-backed securities	14,629	33,712
Purchases of securities available for sale	(76,494)	(72,413)
(Purchases) maturities of time deposits, net	(247)	1,976
Repayments on loans held for investment by non-bank affiliates	44,274	35,907
Purchases of loans held for investment by non-bank affiliates	(72,818)	(41,064)
Net increase in community banking loans held for investment	(2,320)	(22,770)
Purchases of corporate premises and equipment	(1,203)	(2,123)
Changes in collateral posted with other financial institutions, net	3,880	4,300
Other investing activities, net	(186)	683
Net cash used in investing activities	(90,485)	(61,792)
Financing activities:
Net increase in demand and savings deposits	79,999	91,293
Net decrease in time deposits	(24,952)	(11,414)
Net (decrease) increase in short-term borrowings	(2,301)	3,471
Repurchases of common stock	(723)	(229)
Cash dividends paid	(1,420)	(1,399)
Other financing activities, net	(122)	(295)
Net cash provided by financing activities	50,481	81,427
Net increase in cash and cash equivalents	1,193	60,769
Cash and cash equivalents at beginning of period	267,745	86,669
Cash and cash equivalents at end of period	$268,938	$147,438
Supplemental cash flow disclosures:
Interest paid	$2,047	$2,856
Income taxes paid	—	—
Supplemental disclosure of noncash investing and financing activities:
Liabilities assumed to acquire right of use assets under operating leases	838	118

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission (the SEC). They do not include all of the information and notes required by U.S. GAAP for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2021.

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

Reclassification: Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.  None of these reclassifications are considered material and did not affect net income or total equity.

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the Consolidated Balance Sheets. The Corporation’s derivative financial instruments include (1) interest rate swaps that qualify and are designated as cash flow hedges on the Corporation’s trust preferred capital notes, (2) interest rate swaps with certain qualifying commercial loan customers and dealer counterparties and (3) interest rate contracts arising from mortgage banking activities, including interest rate lock commitments (IRLCs) on mortgage loans and related forward sales of mortgage loans and mortgage backed securities. The gain or loss on the Corporation’s cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. IRLCs, forward sales contracts and interest rate swaps with loan customers and dealer counterparties are not designated as hedging instruments, and therefore changes in the fair value of these instruments are reported as noninterest income. The Corporation’s derivative financial instruments are described more fully in Note 11.

Share-Based Compensation: Share-based compensation expense, net of forfeitures, for the three months ended March 31, 2022 was $511,000 ($365,000 after tax) for restricted stock granted during 2017 through 2022. Share-based compensation expense, net of forfeitures, for the three months ended March 31, 2021 was $392,000 ($287,000 after tax) for restricted stock granted during 2016 through 2021. As of March 31, 2022, there was $3.95 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

A summary of activity for restricted stock awards during the first three months of 2022 and 2021 is presented below:

	2022
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2021	140,577	$48.57
Granted	15,930	50.57
Vested	(14,270)	51.24
Forfeited	(2,200)	48.11
Unvested, March 31, 2022	140,037	48.57

	2021
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2020	155,945	$48.52
Granted	18,975	43.70
Vested	(16,105)	43.05
Forfeited	(1,750)	45.50
Unvested, March 31, 2021	157,065	48.53

Recent Significant Accounting Pronouncements:

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as part of its project on financial instruments. Subsequently, this ASU was amended when the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief,” ASU 2019-10, “Financial instruments—Credit losses (Topic 326), Derivatives and hedging (Topic 815), and Leases (Topic 842)—Effective dates,” ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” ASU 2020-02, “Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842),” ASU 2020-03, “Codification Improvements to Financial Instruments” and ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326) - Troubled Debt Restructurings and Vintage Disclosures” (collectively, ASC 326).  ASC 326 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  The new standard will be effective for the Corporation beginning on January 1, 2023.  Early adoption of the new standard is permitted.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.”  This guidance provides temporary, optional expedients and exceptions to ease the potential burden in accounting for modifications of loan contracts, borrowings, hedging relationships and other transactions related to reference rate reform associated with the LIBOR transition if certain criteria are met. The amendments are effective as of March 12, 2020 through December 31, 2022, can be adopted at an instrument level. The Corporation expects to apply Topic 848 in the case of modifications to certain loans, borrowings and cash flow hedges during 2022, and that these modifications will not have a material impact on the consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not currently expected to have a material effect on the Corporation’s financial position, results of operations or cash flows.

NOTE 2: Securities

The Corporation’s debt securities, all of which are classified as available for sale, are summarized as follows:

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$26,730	$—	$(519)	$26,211
U.S. government agencies and corporations	78,291	—	(5,812)	72,479
Mortgage-backed securities	207,179	111	(8,839)	198,451
Obligations of states and political subdivisions	94,312	350	(2,942)	91,720
Corporate and other debt securities	27,062	133	(524)	26,671
	$433,574	$594	$(18,636)	$415,532

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$69,583	$41	$(1,339)	$68,285
Mortgage-backed securities	189,985	1,565	(1,201)	190,349
Obligations of states and political subdivisions	91,304	1,642	(280)	92,666
Corporate and other debt securities	21,648	246	(121)	21,773
	$372,520	$3,494	$(2,941)	$373,073

The amortized cost and estimated fair value of securities at March 31, 2022, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	March 31, 2022
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$56,457	$53,744
Due after one year through five years	278,190	268,883
Due after five years through ten years	94,042	88,462
Due after ten years	4,885	4,443
	$433,574	$415,532

The following table presents the gross realized gains and losses on and the proceeds from the sales, maturities and calls of securities. During the three months ended March 31, 2022 there were no sales of securities. During the three months ended March 31, 2021, $2.30 million of proceeds were related to sales of securities.

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Realized gains from sales, maturities and calls of securities:
Gross realized gains	$—	$32
Gross realized losses	—	—
Net realized gains	$—	$32
Proceeds from sales, maturities, calls and paydowns of securities	$14,629	$33,712

The Corporation pledges securities primarily to secure public deposits and repurchase agreements. Securities with an aggregate amortized cost of $185.48 million and an aggregate fair value of $177.40 million were pledged at March 31, 2022. Securities with an aggregate amortized cost of $185.25 million and an aggregate fair value of $186.22 million were pledged at December 31, 2021.

Securities in an unrealized loss position at March 31, 2022, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$24,200	$519	$—	$—	$24,200	$519
U.S. government agencies and corporations	41,083	2,599	29,078	3,213	70,161	5,812
Mortgage-backed securities	151,040	7,102	26,199	1,737	177,239	8,839
Obligations of states and political subdivisions	54,328	2,408	6,875	534	61,203	2,942
Corporate and other debt securities	16,520	488	963	36	17,483	524
Total temporarily impaired securities	$287,171	$13,116	$63,115	$5,520	$350,286	$18,636

There were 390 debt securities totaling $350.29 million of aggregate fair value considered temporarily impaired at March 31, 2022. The primary cause of the temporary impairments in the Corporation’s investments in debt securities was increases in market interest rates. The Corporation concluded that no other-than-temporary impairment existed in its securities portfolio at March 31, 2022, and no other-than-temporary impairment loss has been recognized in net income, based primarily on the fact that changes in fair value were caused primarily by fluctuations in interest rates, there were no securities with unrealized losses that were significant relative to their carrying amounts, securities with unrealized losses had generally high credit quality, the Corporation intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Corporation will not be required to sell these investments before a recovery of its investment, and issuers have continued to make timely payments of principal and interest. Additionally, the Corporation’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

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

The Corporation’s investment in restricted stock totaled $1.12 million at March 31, 2022 and consisted of FHLB stock.  Restricted stock is generally viewed as a long-term investment, which is carried at cost because there is no market for the stock other than the FHLBs. Therefore, when evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing any temporary decline in value. The Corporation did not consider its investment in restricted stock to be other-than-temporarily impaired at March 31, 2022 and no impairment has been recognized.

NOTE 3: Loans

Major classifications of loans are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Real estate – residential mortgage	$216,026	$217,016
Real estate – construction [1]	61,302	57,495
Commercial, financial and agricultural [2]	719,096	717,730
Equity lines	40,705	41,345
Consumer	7,758	8,280
Consumer finance[3]	396,722	368,194
	1,441,609	1,410,060
Less allowance for loan losses	(39,768)	(40,157)
Loans, net	$1,401,841	$1,369,903
1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending (which includes loans originated under the Paycheck Protection Program).
3	Includes the Corporation’s non-prime automobile lending and prime marine and recreational vehicle lending.

Consumer loans included $235,000 and $207,000 of demand deposit overdrafts at March 31, 2022 and December 31, 2021, respectively.

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting.  The outstanding principal balance and the carrying amount at March 31, 2022 and December 31, 2021 of loans acquired in business combinations were as follows:

	March 31, 2022			December 31, 2021
	Acquired Loans -	Acquired Loans -		Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total	Credit Impaired	Performing	Total
Outstanding principal balance	$7,098	$52,913	$60,011	$8,350	$57,862	$66,212
Carrying amount
Real estate – residential mortgage	$510	$10,281	$10,791	$817	$9,997	$10,814
Real estate – construction	—	—	—	—	1,356	1,356
Commercial, financial and agricultural[1]	2,106	34,235	36,341	2,753	37,313	40,066
Equity lines	29	6,310	6,339	38	6,919	6,957
Consumer	41	1,112	1,153	47	1,213	1,260
Total acquired loans	$2,686	$51,938	$54,624	$3,655	$56,798	$60,453
1	Includes acquired loans classified by the Corporation as commercial real estate lending and commercial business lending.

The following table presents a summary of the change in the accretable yield of loans classified as purchased credit impaired (PCI):

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Accretable yield, balance at beginning of period	$3,111	$4,048
Accretion	(363)	(517)
Reclassification of nonaccretable difference due to improvement in expected cash flows	378	456
Other changes, net	(69)	(69)
Accretable yield, balance at end of period	$3,057	$3,918

Loans on nonaccrual status were as follows:

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Real estate – residential mortgage	$342	$315
Commercial, financial and agricultural:
Commercial business lending	—	2,122
Equity lines	103	104
Consumer	2	3
Consumer finance:
Automobiles	318	380
Total loans on nonaccrual status	$765	$2,924

The past due status of loans as of March 31, 2022 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$617	$—	$329	$946	$510	$214,570	$216,026	$—
Real estate – construction:
Construction lending	—	—	—	—	—	46,206	46,206	—
Consumer lot lending	235	14	—	249	—	14,847	15,096	—
Commercial, financial and agricultural:
Commercial real estate lending	231	—	—	231	2,106	523,085	525,422	—
Land acquisition and development lending	—	—	—	—	—	37,062	37,062	—
Builder line lending	—	—	—	—	—	30,915	30,915	—
Commercial business lending	33	—	—	33	—	125,664	125,697	—
Equity lines	13	—	—	13	29	40,663	40,705	—
Consumer	1	—	—	1	41	7,716	7,758	—
Consumer finance:
Automobiles	5,588	777	318	6,683	—	342,007	348,690	—
Marine and recreational vehicles	81	—	—	81	—	47,951	48,032	—
Total	$6,799	$791	$647	$8,237	$2,686	$1,430,686	$1,441,609	$—
1	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $118,000 and 90+ days past due of $647,000.

The past due status of loans as of December 31, 2021 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$963	$325	$429	$1,717	$817	$214,482	$217,016	$129
Real estate – construction:
Construction lending	—	—	—	—	—	39,252	39,252	—
Consumer lot lending	—	—	—	—	—	18,243	18,243	—
Commercial, financial and agricultural:
Commercial real estate lending	—	39	—	39	2,753	525,121	527,913	—
Land acquisition and development lending	—	—	—	—	—	27,609	27,609	—
Builder line lending	—	—	—	—	—	30,499	30,499	—
Commercial business lending	8	—	—	8	—	131,701	131,709	—
Equity lines	55	31	49	135	38	41,172	41,345	49
Consumer	12	—	—	12	47	8,221	8,280	—
Consumer finance:
Automobiles	6,519	1,008	380	7,907	—	314,160	322,067	—
Marine and recreational vehicles	32	—	—	32	—	46,095	46,127	—
Total	$7,589	$1,403	$858	$9,850	$3,655	$1,396,555	$1,410,060	$178
1	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $2.24 million and 90+ days past due of $680,000.

There were no loan modifications during the three months ended March 31, 2022 that were classified as troubled debt restructurings (TDRs). There was one loan modification during the three months ended March 31, 2021 that was classified as a TDR.  This TDR was a residential mortgage with a recorded investment of $4,000 at the time of modification and included a modification of the loan’s payment structure.

All TDRs are considered impaired loans and are individually evaluated in the determination of the allowance for loan losses. A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due. The specific reserve associated with a TDR is reevaluated when a TDR payment default occurs. There were no TDR payment defaults during the three months ended March 31, 2022 and 2021.

Impaired loans, which included TDRs of $2.18 million, and the related allowance at March 31, 2022 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$1,270	$439	$729	$52	$1,118	$14
Commercial, financial and agricultural:
Commercial real estate lending	1,387	—	1,388	90	1,388	17
Equity lines	28	28	—	—	28	—
Total	$2,685	$467	$2,117	$142	$2,534	$31

Impaired loans, which included TDRs of $2.69 million, and the related allowance at December 31, 2021 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$1,689	$550	$1,035	$63	$1,560	$64
Commercial, financial and agricultural:
Commercial real estate lending	1,389	—	1,390	103	1,393	72
Commercial business lending	2,234	—	2,123	489	2,257	—
Equity lines	118	110	—	—	119	4
Total	$5,430	$660	$4,548	$655	$5,329	$140

NOTE 4: Allowance for Loan Losses

The following table presents the changes in the allowance for loan losses by major classification during the three months ended March 31, 2022:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2021	$2,660	$856	$11,085	$593	$172	$24,791	$40,157
Provision (credited) charged to operations	(38)	37	(636)	(49)	8	350	(328)
Loans charged off	—	—	(11)	—	(48)	(1,313)	(1,372)
Recoveries of loans previously charged off	6	—	2	—	32	1,271	1,311
Balance at March 31, 2022	$2,628	$893	$10,440	$544	$164	$25,099	$39,768

The following table presents the changes in the allowance for loan losses by major classification during the three months ended March 31, 2021:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2020	$2,914	$975	$10,696	$687	$371	$23,513	$39,156
Provision charged (credited) to operations	(28)	(153)	311	(16)	(84)	250	280
Loans charged off	—	—	—	—	(45)	(1,651)	(1,696)
Recoveries of loans previously charged off	7	—	—	—	35	1,251	1,293
Balance at March 31, 2021	$2,893	$822	$11,007	$671	$277	$23,363	$39,033

The following table presents, as of March 31, 2022, the balance of the allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$52	$—	$90	$—	$—	$—	$142
Collectively evaluated for impairment	2,576	893	10,350	544	164	25,099	39,626
Acquired loans - PCI	—	—	—	—	—	—	—
Total allowance	$2,628	$893	$10,440	$544	$164	$25,099	$39,768
Loans:
Individually evaluated for impairment	$1,168	$—	$1,388	$28	$—	$—	$2,584
Collectively evaluated for impairment	214,348	61,302	715,602	40,648	7,717	396,722	1,436,339
Acquired loans - PCI	510	—	2,106	29	41	—	2,686
Total loans	$216,026	$61,302	$719,096	$40,705	$7,758	$396,722	$1,441,609

The following table presents, as of December 31, 2021, the balance of the allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$63	$—	$592	$—	$—	$—	$655
Collectively evaluated for impairment	2,597	856	10,493	593	172	24,791	39,502
Acquired loans - PCI	—	—	—	—	—	—	—
Total allowance	$2,660	$856	$11,085	$593	$172	$24,791	$40,157
Loans:
Individually evaluated for impairment	$1,585	$—	$3,513	$110	$—	$—	$5,208
Collectively evaluated for impairment	214,614	57,495	711,464	41,197	8,233	368,194	1,401,197
Acquired loans - PCI	817	—	2,753	38	47	—	3,655
Total loans	$217,016	$57,495	$717,730	$41,345	$8,280	$368,194	$1,410,060

Loans by credit quality indicators as of March 31, 2022 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$214,505	$509	$670	$342	$216,026
Real estate – construction:
Construction lending	46,206	—	—	—	46,206
Consumer lot lending	15,096	—	—	—	15,096
Commercial, financial and agricultural:
Commercial real estate lending	517,441	2,057	5,924	—	525,422
Land acquisition and development lending	37,062	—	—	—	37,062
Builder line lending	30,915	—	—	—	30,915
Commercial business lending	125,697	—	—	—	125,697
Equity lines	40,578	10	14	103	40,705
Consumer	7,756	—	—	2	7,758
	$1,035,256	$2,576	$6,608	$447	$1,044,887
1	At March 31, 2022, the Corporation did not have any loans classified as Doubtful or Loss.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance:
Automobiles	$348,372	$318	$348,690
Marine and recreational vehicles	48,032	-	48,032
	$396,404	$318	$396,722

Loans by credit quality indicators as of December 31, 2021 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$215,432	$664	$605	$315	$217,016
Real estate – construction:
Construction lending	39,252	—	—	—	39,252
Consumer lot lending	18,243	—	—	—	18,243
Commercial, financial and agricultural:
Commercial real estate lending	519,938	1,989	5,986	—	527,913
Land acquisition and development lending	27,609	—	—	—	27,609
Builder line lending	30,499	—	—	—	30,499
Commercial business lending	129,587	—	—	2,122	131,709
Equity lines	41,013	47	181	104	41,345
Consumer	8,276	—	1	3	8,280
	$1,029,849	$2,700	$6,773	$2,544	$1,041,866
1	At December 31, 2021, the Corporation did not have any loans classified as Doubtful or Loss.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance:
Automobiles	$321,687	$380	$322,067
Marine and recreational vehicles	46,127	-	46,127
	$367,814	$380	$368,194

NOTE 5: Goodwill and Other Intangible Assets

The carrying amount of goodwill was $25.19 million at March 31, 2022 and December 31, 2021. There were no changes in the recorded balance of goodwill during the three months ended March 31, 2022 or 2021.

The Corporation had $1.90 million and $1.98 million of other intangible assets as of March 31, 2022 and December 31, 2021, respectively.  Other intangible assets were recognized in connection with the core deposits acquired from Peoples Bankshares, Incorporated in 2020 and customer relationships acquired by C&F Wealth Management in 2016. The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets:

	March 31,		December 31,
	2022		2021
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Core deposit intangibles	$1,711	$(360)	$1,711	$(325)
Other amortizable intangibles	1,405	(854)	1,405	(814)
Total	$3,116	$(1,214)	$3,116	$(1,139)

Amortization expense was $75,000 and $78,000 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 6: Equity, Other Comprehensive Income (Loss) and Earnings Per Share

Equity and Noncontrolling Interest

The Corporation’s Board of Directors authorized a program, effective December 1, 2021, to repurchase up to $10.0 million of the Corporation’s common stock through November 30, 2022 (the 2021 Repurchase Program). During the three months ended March 31, 2022, the Corporation repurchased 9,717 shares for an aggregate cost of $493,000 under the 2021 Repurchase Program. There were no share repurchases during the three months ended March 31, 2021.

Additionally during the three months ended March 31, 2022 and 2021, the Corporation withheld 4,434 shares and 5,633 shares of its common stock, respectively, from employees to satisfy tax withholding obligations upon vesting of restricted stock.

Noncontrolling interest represents an ownership interest in C&F Select LLC, a subsidiary of C&F Mortgage, held by an unrelated investor.

Accumulated Other Comprehensive Loss, Net

Changes in each component of accumulated other comprehensive loss were as follows for the three months ended March 31, 2022 and 2021:

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive income (loss) at December 31, 2021	$437	$(2,055)	$(469)	$(2,087)

Net (loss) income arising during the period	(18,595)	—	1,240	(17,355)
Related income tax effects	3,905	—	(319)	3,586
	(14,690)	—	921	(13,769)

Reclassifications into net income	—	(8)	(2)	(10)
Related income tax effects	—	1	1	2
	—	(7)	(1)	(8)

Other comprehensive (loss) income, net of tax	(14,690)	(7)	920	(13,777)

Accumulated other comprehensive (loss) income at March 31, 2022	$(14,253)	$(2,062)	$451	$(15,864)

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive income (loss) at December 31, 2020	$4,397	$(4,985)	$(1,367)	$(1,955)

Net (loss) income arising during the period	(2,971)	—	990	(1,981)
Related income tax effects	623	—	(255)	368
	(2,348)	—	735	(1,613)

Reclassifications into net income	(32)	43	(2)	9
Related income tax effects	7	(9)	1	(1)
	(25)	34	(1)	8

Other comprehensive (loss) income, net of tax	(2,373)	34	734	(1,605)

Accumulated other comprehensive income (loss) at March 31, 2021	$2,024	$(4,951)	$(633)	$(3,560)

The following table provides information regarding reclassifications from accumulated other comprehensive loss into net income for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Line Item In the
(Dollars in thousands)	2022	2021	Consolidated Statements of Income
Securities available for sale:
Reclassification of net realized gains into net income	$—	$32	Net gains on sales, maturities and calls of available for sale securities
Related income tax effects	—	(7)	Income tax expense
	—	25	Net of tax

Defined benefit plan:[1]
Reclassification of recognized net actuarial losses into net income	(9)	(60)	Noninterest expenses - Other
Amortization of prior service credit into net income	17	17	Noninterest expenses - Other
Related income tax effects	(1)	9	Income tax expense
	7	(34)	Net of tax

Csah flow hedges:
Amortization of hedging gains into net income	2	2	Interest expense - Trust preferred capital notes
Related income tax effects	(1)	(1)	Income tax expense
	1	1	Net of tax

Total reclassifications into net income	$8	$(8)
1	See “Note 7: Employee Benefit Plans,” for additional information.

Earnings Per Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Net income attributable to C&F Financial Corporation	$5,629	$7,061
Weighted average shares outstanding—basic and diluted	3,547,780	3,676,067

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

NOTE 7: Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost for the Bank’s non-contributory cash balance pension plan.

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Components of net periodic benefit cost:
Service cost, included in salaries and employee benefits	$479	$487

Other components of net periodic benefit cost:
Interest cost	124	116
Expected return on plan assets	(418)	(440)
Amortization of prior service credit	(17)	(17)
Recognized net actuarial losses	9	60
Other components of net periodic benefit cost, included in other noninterest expense	(302)	(281)

Net periodic benefit cost	$177	$206

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At March 31, 2022 and December 31, 2021, the Corporation’s entire investment securities portfolio was comprised of securities available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are ICE Data Services (ICE) and Thomson Reuters Pricing Service (TRPS).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. ICE provides evaluated prices for the Corporation’s obligations of states and political subdivisions category of securities.  ICE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  TRPS provides evaluated prices for the Corporation’s U.S. government agencies and corporations, mortgage-backed, and corporate categories of securities.  Fixed-rate callable securities of the U.S. government agencies and corporations category are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to relative to-be-announced mortgage-backed securities (TBA securities) or other benchmark prices. TBA securities prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables. Fixed-rate securities issued by the Small Business Association in the mortgage backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.

Other investments. The Corporation holds equity investments in funds that provide debt and equity financing to small businesses. These investments are recorded at fair value and included in other assets in the Consolidated Balance Sheets.  Changes in fair value are recognized in net income.  The funds are managed by investment companies, and the net asset value of each fund is reported regularly by the investment companies. At March 31, 2022 and December 31, 2021, the fair value of these investments, based on net asset value, was $2.50 million and $1.47 million, respectively.  These investments, measured at net asset value, are not presented in the tables below related to fair value measurements. Changes in fair value of these investments resulted in the recognition of unrealized gains of $24,000 for the three months ended March 31, 2022, and unrealized gains of $45,000 for the three months ended March 31, 2021.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis.

	March 31, 2022
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$26,211	$—	$26,211
U.S. government agencies and corporations	—	72,479	—	72,479
Mortgage-backed securities	—	198,451	—	198,451
Obligations of states and political subdivisions	—	91,720	—	91,720
Corporate and other debt securities	—	26,671	—	26,671
Total securities available for sale	—	415,532	—	415,532
Loans held for sale	—	46,659	—	46,659
Derivatives
IRLC	—	1,767	—	1,767
Interest rate swaps on loans	—	1,554	—	1,554
Cash flow hedges	—	575	—	575
Total assets	$—	$466,087	$—	$466,087

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$1,554	$—	$1,554
Total liabilities	$—	$1,554	$—	$1,554

	December 31, 2021
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$68,285	$—	$68,285
Mortgage-backed securities	—	190,349	—	190,349
Obligations of states and political subdivisions	—	92,666	—	92,666
Corporate and other debt securities	—	21,773	—	21,773
Total securities available for sale	—	373,073	—	373,073
Loans held for sale	—	82,295	—	82,295
Derivatives
IRLC	—	1,523	—	1,523
Interest rate swaps on loans	—	3,467	—	3,467
Total assets	$—	$460,358	$—	$460,358

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$3,467	$—	$3,467
Cash flow hedges	—	665	—	665
Forward sales of TBA securities	—	3	—	3
Total liabilities	$—	$4,135	$—	$4,135

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

At March 31, 2022 and December 31, 2021 there were no impaired loans and no OREO that were measured at fair value.

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

	Carrying	Fair Value Measurements at March 31, 2022 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$270,928	$268,938	$1,468	$—	$270,406
Securities available for sale	415,532	—	415,532	—	415,532
Loans, net	1,401,841	—	—	1,405,244	1,405,244
Loans held for sale	46,659	—	46,659	—	46,659
Derivatives
IRLC	1,767	—	1,767	—	1,767
Interest rate swaps on loans	1,554	—	1,554	—	1,554
Cash flow hedges	575	—	575	—	575
Bank-owned life insurance	20,705	—	20,705	—	20,705
Accrued interest receivable	6,953	6,953	—	—	6,953
Financial liabilities:
Demand and savings deposits	1,568,892	1,568,892	—	—	1,568,892
Time deposits	400,769	—	402,981	—	402,981
Borrowings	81,807	—	85,137	—	85,137
Derivatives
Interest rate swaps on loans	1,554	—	1,554	—	1,554
Accrued interest payable	434	434	—	—	434

	Carrying	Fair Value Measurements at December 31, 2021 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$269,487	$267,745	$1,235	$—	$268,980
Securities available for sale	373,073	—	373,073	—	373,073
Loans, net	1,369,903	—	—	1,379,564	1,379,564
Loans held for sale	82,295	—	82,295	—	82,295
Derivatives
IRLC	1,523	—	1,523	—	1,523
Interest rate swaps on loans	3,467	—	3,467	—	3,467
Bank-owned life insurance	20,597	—	20,597	—	20,597
Accrued interest receivable	6,810	6,810	—	—	6,810
Financial liabilities:
Demand and savings deposits	1,488,893	1,488,893	—	—	1,488,893
Time deposits	425,721	—	428,462	—	428,462
Borrowings	84,115	—	89,609	—	89,609
Derivatives
Cash flow hedges	665	—	665	—	665
Interest rate swaps on loans	3,467	—	3,467	—	3,467
Forward sales of TBA securities	3	—	3		3
Accrued interest payable	715	715	—	—	715

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

NOTE 9: Business Segments

The Corporation operates in a decentralized fashion in three business segments: community banking, mortgage banking and consumer finance. The community banking segment comprises C&F Bank and C&F Wealth Management. Revenues from community banking operations consist primarily of net interest income related to investments in loans and securities and outstanding deposits and borrowings, fees earned on deposit accounts and debit card interchange activity, and net revenues from offering wealth management services and insurance products through third-party service providers. Mortgage banking operating revenues consist principally of gains on sales of loans in the secondary market, mortgage banking fee income related to loan originations, fees earned by providing mortgage loan origination functions to third-party lenders, and net interest income on mortgage loans held for sale. Revenues from consumer finance consist primarily of net interest income earned on purchased retail installment sales contracts.

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

	Three Months Ended March 31, 2022
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$15,038	$488	$9,578	$—	$(2,873)	$22,231
Interest expense	1,173	120	2,768	582	(2,888)	1,755
Net interest income	13,865	368	6,810	(582)	15	20,476
Gain on sales of loans	—	2,708	—	—	(13)	2,695
Other noninterest income	3,924	1,321	66	(1,260)	(17)	4,034
Net revenue	17,789	4,397	6,876	(1,842)	(15)	27,205

Provision for loan losses	(700)	22	350	—	—	(328)
Noninterest expense	14,172	3,226	3,694	(867)	(14)	20,211
Income (loss) before taxes	4,317	1,149	2,832	(975)	(1)	7,322
Income tax expense (benefit)	800	283	770	(266)	—	1,587
Net income (loss)	$3,517	$866	$2,062	$(709)	$(1)	$5,735

Other data:
Capital expenditures	$1,113	$26	$17	$—	$—	$1,156
Depreciation and amortization	$969	$63	$103	$—	$—	$1,135

	Three Months Ended March 31, 2021
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$15,176	$1,127	$9,249	$—	$(2,476)	$23,076
Interest expense	1,724	373	2,200	582	(2,479)	2,400
Net interest income	13,452	754	7,049	(582)	3	20,676
Gain on sales of loans	—	7,105	—	—	(47)	7,058
Other noninterest income	3,687	2,724	112	511	(17)	7,017
Net revenue	17,139	10,583	7,161	(71)	(61)	34,751

Provision for loan losses	—	30	250	—	—	280
Noninterest expense	13,771	6,987	3,448	813	—	25,019
Income (loss) before taxes	3,368	3,566	3,463	(884)	(61)	9,452
Income tax expense (benefit)	575	1,021	936	(232)	(13)	2,287
Net income (loss)	$2,793	$2,545	$2,527	$(652)	$(48)	$7,165

Other data:
Capital expenditures	$139	$60	$1,924	$—	$—	$2,123
Depreciation and amortization	$1,066	$68	$55	$—	$—	$1,189

	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Total assets at March 31, 2022	$2,166,045	$69,917	$400,338	$43,982	$(378,439)	$2,301,843
Total assets at December 31, 2021	$2,131,391	$105,547	$372,292	$44,897	$(389,606)	$2,264,521

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of loan commitments at the Bank was $303.06 million at

March 31, 2022 and $305.37 million at December 31, 2021, which does not include IRLCs at the mortgage banking segment, which are discussed in Note 11.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $14.37 million at March 31, 2022 and $15.11 million at December 31, 2021.

The mortgage banking segment sells substantially all of the residential mortgage loans it originates to third-party investors. As is customary in the industry, the agreements with these investors require the mortgage banking segment to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the investors are entitled to make loss claims and repurchase requests of the mortgage banking segment for loans that contain covered deficiencies. The mortgage banking segment has obtained early payment default recourse waivers for a significant portion of its business. Recourse periods for early payment default for the remaining investors vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. The mortgage banking segment maintains an allowance for indemnifications that represents management’s estimate of losses that are probable of arising under these recourse provisions. As performance data for loans that have been sold is not made available to the mortgage banking segment by the investors, the estimate of potential losses is inherently subjective and is based on historical indemnification payments and management’s assessment of current conditions that may contribute to indemnified losses on mortgage loans that have been sold in the secondary market.  For the three months ended March 31, 2022 and 2021, the Corporation recorded a reversal of provision for indemnifications of $583,000 and recorded a provision for indemnifications of $17,000,  respectively, which is included in “Noninterest Expenses – Other” on the Consolidated Statements of Income. No indemnification payments were made during the three months ended March 31, 2022 or 2021. The allowance for indemnifications was $2.67 million at March 31, 2022 and $3.25 million at December 31, 2021.

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

Cash flow hedges.  The Corporation designates interest rate swaps as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Corporation’s trust preferred capital notes. These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Corporation’s borrowings for fixed-rate interest payments.  Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Corporation assesses the effectiveness of each hedging relationship quarterly. If the Corporation determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of March 31, 2022, the Corporation has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2024 and June 2029.

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

At March 31, 2022, the mortgage banking segment had $103.51 million of IRLCs and $45.36 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $148.87 million in mortgage loans.

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

The following tables summarize key elements of the Corporation’s derivative instruments other than forward sales of mortgage loans.  The fair values of forward sales of mortgage loans were not material to the consolidated financial statements of the Corporation at March 31, 2022 or December 31, 2021.

	March 31, 2022
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$575	$—
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	72,031	350	1,204
Matched interest rate swaps with counterparty	72,031	1,204	350
Mortgage banking contracts:
IRLCs	103,505	1,767	—

	December 31, 2021
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$—	$665
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	72,352	3,303	164
Matched interest rate swaps with counterparty	72,352	164	3,303
Mortgage banking contracts:
IRLCs	83,407	1,523	—
Forward sales of TBA securities	9,250	—	3

The Corporation and the Bank are required to maintain cash collateral with dealer counterparties for interest rate swap relationships in a loss position. At March 31, 2022 and at December 31, 2021, $1.44 million and $3.88 million, respectively, of cash collateral was maintained with dealer counterparties and was included in “Other assets” in the Consolidated Balance Sheets.

NOTE 12: Other Noninterest Expenses

The following table presents the significant components in the Consolidated Statements of Income line “Noninterest Expenses-Other.”

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Data processing fees	$2,601	$2,903
Professional fees	752	747
Mortgage banking loan processing expenses	502	894
Marketing and advertising expenses	468	345
Travel and educational expenses	442	154
Telecommunication expenses	367	374
Provision for indemnifications	(583)	17
Other real estate (gain)/loss and expenses, net	—	(7)
All other noninterest expenses	1,597	1,619
Total other noninterest expenses	$6,146	$7,046

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

The following table presents selected financial performance highlights for the periods indicated:

TABLE 1: Financial Performance Highlights

(Dollars in thousands, except for per share data)	Three Months Ended March 31,
	2022	2021
Net Income (Loss):
Community Banking	$3,517	$2,793
Mortgage Banking	866	2,545
Consumer Finance	2,062	2,527
Other	(710)	(700)
Consolidated net income	$5,735	$7,165

Adjusted net income[1]	$5,672	$7,165

Earnings per share - basic and diluted	$1.59	$1.92
Adjusted earnings per share - basic and diluted[1]	$1.57	$1.92

Annualized return on average equity	10.99%	15.16%
Adjusted annualized return on average equity[1]	10.87%	15.16%
Adjusted annualized return on average tangible common equity[1]	12.47%	17.74%
Annualized return on average assets	1.01%	1.36%
Adjusted annualized return on average assets[1]	1.00%	1.36%
[1]

Refer to “Use of Certain Non-GAAP Financial Measures,” below, for information about these non-GAAP financial measures, including a reconciliation to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

Consolidated net income for the Corporation was $5.7 million for the first quarter of 2022, or $1.59 per share, compared with $7.2 million for the first quarter of 2021, or $1.92 per share.  The Corporation’s annualized ROE and ROA were 10.99 percent and 1.01 percent, respectively, for the first quarter of 2022, compared to 15.16 percent and 1.36 percent, respectively, for the first quarter of 2021.

The Corporation uses adjusted net income, which is a non-GAAP measure of financial performance, to provide additional meaningful information about operating performance by excluding the effects of certain items that management does not expect to have an ongoing impact on consolidated net income.  Adjusted net income for the first quarter of 2022 excludes the effects of branch consolidation activity. There were no such adjustments for the first quarter of 2021.  Excluding the effects of this item, adjusted net income was $5.7 million, or 1.57 per share for the first quarter of 2022, compared to $7.2 million, or $1.92 per share for the first quarter of 2021.  Adjusted ROE and adjusted return on average tangible common equity (ROTCE), which excludes the effect of intangible assets, on an annualized basis were 10.87 percent and 12.47 percent, respectively, for the first quarter of 2022, compared to 15.16 percent and 17.74 percent, respectively, for the first quarter of 2021.  Adjusted ROA, on an annualized basis was 1.00 percent for the first quarter of 2022, compared to 1.36 percent for the first quarter of 2021.  Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of adjusted net income, adjusted earnings per share, adjusted ROE, adjusted ROA, and adjusted ROTCE, which are non-GAAP financial measures, to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

Consolidated net income decreased $1.4 million for the first quarter of 2022, compared to the same period in 2021. Adjusted net income decreased $1.5 million for the first quarter of 2022, compared to the same period in 2021.  The decreases in net income and adjusted net income for the first quarter of 2022 compared to the same period of 2021 were due primarily to lower net income of the mortgage banking segment, resulting from broad declines in mortgage origination volume across the industry, and the consumer finance segment, partially offset by higher net income of the community banking segment.

A discussion of the performance of our business segments is included under the heading “Business Segments” in the “Results of Operations” section of this discussion and analysis.

Key highlights for the three months ended March 31, 2022 are as follows.  Comparisons are to the three months ended March 31, 2021 unless otherwise stated.

●	Average loans outstanding at the community banking segment, excluding Paycheck Protection Program (PPP) loans, increased 6.3 percent;
●	Average deposits increased 8.1 percent;
●	Average loans outstanding at the consumer finance segment increased 21.3 percent;
●	The Corporation recorded a net reversal of provision for loan losses of $328,000 for first quarter of 2022 on a consolidated basis, due primarily to the resolution of certain impaired loans at the community banking segment and other reserve releases, partially offset by provision related to loan growth at the consumer finance and community banking segments. The Corporation recorded provision for loan losses of $280,000 for the first quarter of 2021;
●	The community banking segment recognized net PPP origination fees of $437,000 in the first quarter of 2022, compared to $864,000 in the first quarter of 2021;
●	Consolidated annualized net interest margin was 3.93 percent for the first quarter of 2022, compared to 4.33 percent and 4.09 percent for the first quarter of 2021 and fourth quarter of 2021, respectively. The decrease in the first quarter of 2022 compared to the fourth quarter of 2021 was due primarily to an increase in lower yielding cash and investments resulting from a decrease in loans held for sale, as well as lower accretion of net PPP origination fees;
●	The consumer finance segment experienced net charge-offs at an annualized rate of 0.04 percent of average total loans for the first quarter of 2022, compared to net recoveries of 0.14 percent for the year ended December 31, 2021. Delinquencies remain lower than pre-pandemic levels and a strong used car market has mitigated losses on defaulted loans;
●	The consumer finance segment’s average loan yield declined as a result of pursuing growth in higher quality, lower yielding loans; and
●	Mortgage banking segment loan originations decreased 55.1 percent for the first quarter of 2022 amid declines in mortgage industry volume and rising interest rates.

Capital Management and Dividends

Total equity was $201.3 million at March 31, 2022, compared to $211.0 million at December 31, 2021. Under regulatory capital standards, the Corporation’s tier 1 capital and total capital ratios at March 31, 2022 were 13.1 percent and 15.8 percent, respectively, compared to 13.0 percent and 15.8 percent, respectively, at December 31, 2021. At March 31, 2022, the book value per share of the Corporation’s common stock was $56.57, and tangible book value per share, which is a non-GAAP financial measure, was $48.93, compared to $59.32 and $51.66, respectively, at December 31, 2021.

Total consolidated equity decreased $9.7 million at March 31, 2022 compared to December 31, 2021, due primarily to unrealized losses in the market value of securities available for sale of $14.7 million (net of tax), which are recognized as a component of other comprehensive income, partially offset by net income.  The Corporation’s securities available for sale are fixed income debt securities, and their decline in market value during the first quarter of 2022 was a result of increases in market interest rates. The Corporation expects to recover its investments in debt securities through scheduled payments of principal and interest, and unrealized losses are not expected to affect the earnings or regulatory capital of the Corporation or the Bank.

For the first quarter of 2022, the Corporation’s 40 cents per share cash dividend equated to a payout ratio of 25.2 percent of earnings per share. The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital levels and requirements and expected future earnings. In making its decision on the payment of dividends on the Corporation’s common stock, the Corporation’s Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.

The Corporation has a share repurchase program that was authorized by the Board of Directors in November 2021 to repurchase up to $10.0 million of the Corporation’s common stock through November 30, 2022.  During the first quarter of 2022, the Corporation repurchased 9,717 shares, or $493,000, of its common stock under the Corporation’s share repurchase program.

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

Allowance for Loan Losses: We establish the allowance for loan losses through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when we believe that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Our judgment in determining the level of the allowance is based on evaluations of the collectibility of loans while taking into consideration such factors as trends in delinquencies and charge-offs for relevant periods of time, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available.  In evaluating the level of the allowance, we consider a range of possible assumptions and outcomes related to the various factors identified above. Under alternative assumptions that we considered in developing our estimate of an allowance that will be adequate to absorb probable losses inherent in the loan portfolio at March 31, 2022, our estimate of the allowance varied between $36 million and $41 million.

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

For further information concerning accounting policies, refer to Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 1: Summary of Significant Accounting Policies” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2021.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three months ended March 31, 2022 and 2021.  Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Accretion and amortization of fair value purchase adjustments related to business combinations are included in the computation of yields on loans and investments and on the costs of deposits and borrowings. The accretion contributed approximately 14 basis points and 10 basis points to the yields on community banking segment loans and total loans, respectively, for the first quarter of 2022, and 7 basis points to both the yield on total earning assets and net interest margin for the first quarter of 2022, compared to approximately 26 basis points and 18 basis points to the yields on community banking segment loans and total loans, respectively, for the first quarter of 2021, and 14 basis points to both the yield on total earning assets and net interest margin, for the first quarter of 2021.  The yield on loans includes, with respect to PPP loans, interest at a note rate of one percent as well as net deferred origination fees that are amortized based on the contractual maturity of the related loan or accelerated into interest income upon repayment of the loan.  Accretion of net PPP origination fees contributed approximately 17 basis points and 12 basis points to the yields on community banking segment loans and total loans, respectively, for the first quarter of 2022, and 8 basis points to both the yield on interest earning assets and net interest margin for the first quarter of 2022, compared to approximately 34 basis points and 23 basis points to the yields on community banking segment loans and total loans, respectively, for the first quarter of 2021, and 18 basis points to both the yield on interest earning assets and net interest margin for the first quarter of  2021.  Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented.

TABLE 2: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended March 31,
	2022			2021
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$335,805	$1,291	1.54%	$202,537	$748	1.48%
Tax-exempt	71,202	442	2.48	86,159	593	2.76
Total securities	407,007	1,733	1.70	288,696	1,341	1.86
Loans:
Community banking segment	1,023,397	10,444	4.14	1,045,876	11,454	4.44
Mortgage banking segment	59,942	488	3.30	174,415	1,127	2.62
Consumer finance segment	381,115	9,578	10.19	314,223	9,249	11.94
Total loans	1,464,454	20,510	5.68	1,534,514	21,830	5.77
Interest-bearing deposits in other banks	255,027	106	0.17	125,439	46	0.15
Total earning assets	2,126,488	22,349	4.26	1,948,649	23,217	4.83
Allowance for loan losses	(40,778)			(39,530)
Total non-earning assets	177,118			192,112
Total assets	$2,262,828			$2,101,231

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$336,111	140	0.17	$300,728	130	0.18
Money market deposit accounts	361,850	218	0.24	305,647	202	0.27
Savings accounts	223,104	29	0.05	191,851	27	0.06
Certificates of deposit	415,930	718	0.70	464,707	1,308	1.13
Total interest-bearing deposits	1,336,995	1,105	0.34	1,262,933	1,667	0.54
Borrowings:
Repurchase agreements	32,724	37	0.45	21,188	25	0.49
Other borrowings	55,707	613	4.40	55,752	708	5.08
Total borrowings	88,431	650	2.94	76,940	733	3.81
Total interest-bearing liabilities	1,425,426	1,755	0.50	1,339,873	2,400	0.72
Noninterest-bearing demand deposits	585,922			515,782
Other liabilities	42,725			56,471
Total liabilities	2,054,073			1,912,126
Equity	208,755			189,105
Total liabilities and equity	$2,262,828			$2,101,231
Net interest income		$20,594			$20,817
Interest rate spread			3.76%			4.11%
Interest expense to average earning assets			0.33%			0.50%
Net interest margin			3.93%			4.33%

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

TABLE 3: Rate-Volume Recap

	Three Months Ended March 31, 2022 from 2021
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans:
Community banking segment	$(769)	$(241)	$(1,010)
Mortgage banking segment	238	(877)	(639)
Consumer finance segment	(1,472)	1,801	329
Securities:
Taxable	31	512	543
Tax-exempt	(54)	(97)	(151)
Interest-bearing deposits in other banks	7	53	60
Total interest income	(2,019)	1,151	(868)
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	(7)	17	10
Money market deposit accounts	(22)	38	16
Savings accounts	(4)	6	2
Certificates of deposit	(462)	(128)	(590)
Total interest-bearing deposits	(495)	(67)	(562)
Borrowings:
Repurchase agreements	(2)	14	12
Other borrowings	(94)	(1)	(95)
Total interest expense	(591)	(54)	(645)
Change in net interest income	$(1,428)	$1,205	$(223)

Net interest income, on a taxable-equivalent basis, for the first quarter of 2022 was $20.6 million, compared to $20.8 million for the first quarter of 2021. The decrease in net interest income for the first quarter of 2022 compared to the first quarter of 2021 was due primarily to a decrease in net interest margin, partially offset by higher average balances of earning assets. Annualized net interest margin decreased 40 basis points to 3.93 percent for the first quarter of 2022 compared to the first quarter of 2021, due primarily to (1) growth in lower yielding securities and cash reserves resulting from a decrease in average balances of loans held for sale and (2) lower average yields on loans and securities, including the effect of lower recognition of net PPP origination fees in interest income, partially offset by lower average cost of deposits. The yield on interest-earning assets and cost of interest-bearing liabilities decreased by 57 basis points and 22 basis points, respectively, for the first quarter of 2022, compared to the same period in 2021.  Average earning assets increased $177.8 million for the first quarter of 2022 compared to the first quarter of 2021.

Average loans, which includes both loans held for investment and loans held for sale, decreased $70.1 million to $1.5 billion for the first quarter of 2022, compared to the same period in 2021. Average loans at the community banking segment decreased $22.5 million, or 2.1 percent, for the first quarter of 2022, compared to the same period in 2021.  Excluding the impact of PPP loans, average loans at the community banking segment increased $60.1 million, or 6.3 percent, for the first quarter of 2022, compared to the same period in 2021.  The increase in average loans at the community banking segment excluding PPP loans for the first quarter of 2022 compared to the same period in 2021 resulted primarily from growth in the commercial real estate and real estate construction segments of the loan portfolio. Average loans at the consumer finance segment increased $66.9 million, or 21.3 percent, for the first quarter of 2022, compared to the same period in 2021 due to higher average balances of automobile loans and marine and RV loans. Average loans at the mortgage banking segment, which consist primarily of loans held for sale, decreased $114.5 million, or 65.6 percent, for the first quarter of 2022, compared to the same period in 2021, due primarily to lower mortgage loan production volume.

The overall yield on average loans decreased 9 basis points to 5.68 percent for the first quarter of 2022 compared to the first quarter of 2021 due primarily to lower average yields within the consumer finance segment and community banking segment, partially offset by the effect of growth in average balances of higher yielding consumer finance loans and a decrease in the average balances of lower yielding mortgage loans held for sale and PPP loans. The community banking segment average loan yield decreased 30 basis points to 4.14 percent for the first quarter of 2022, compared to the same period in 2021 primarily as a result of lower recognition of net PPP origination fees and lower interest income on PCI loans. PPP loans earn interest at a note rate of one percent as well as net origination fees that are amortized over the contractual term of the related loan or accelerated into interest income upon repayment of the loan.  Net PPP origination fees recognized in the first quarter of 2022 were $437,000, compared to net PPP origination fees recognized in the first quarter of 2021 of $864,000.  Deferred net PPP origination fees that remained unrecognized at March 31, 2022 were $242,000, which are expected to be recognized in 2022. The recognition of interest income on PCI loans, which were acquired in connection with past mergers and acquisitions, is based on management’s expectation of future payments of principal and interest, which are inherently uncertain. Earlier than expected repayments of certain PCI loans resulted in the recognition of additional interest income during the first quarters of 2022 and 2021. Interest income recognized on PCI loans was $363,000 and $517,000 for the first quarters of 2022 and 2021, respectively. The consumer finance segment average loan yield decreased 175 basis points to 10.19 percent for the first quarter of 2022, compared to the same period in 2021, due to the consumer finance segment continuing to pursue loan contracts of higher credit quality and lower average yields, including prime marine and RV loans. The mortgage banking segment average loan yield increased 68 basis points to 3.30 percent for the first quarter of 2022, compared to the same period in 2021, due to higher mortgage interest rates.

Average securities available for sale increased $118.3 million for the first quarter of 2022, compared to the same period in 2021, due primarily to higher purchases of mortgage-backed securities and U.S. government agency debt securities with short maturities, in order to utilize excess liquidity by investing in debt securities rather than holding lower-yielding cash reserves. The average yield on the securities portfolio on a taxable-equivalent basis decreased 16 basis points to 1.70 percent for the first quarter of 2022, compared to the same period in 2021, due to a shift in the composition of the securities portfolio toward shorter duration mortgage-backed and U.S. government agency securities.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the Federal Reserve Bank, increased $129.6 million for the first quarter of 2022, compared to the same period in 2021 due primarily to excess liquidity resulting from deposit growth and decreases in loans held for sale exceeding growth in securities and loans at the consumer finance and community banking segments. The average yield on interest-bearing deposits in other banks increased 2 basis points for the first quarter of 2022, compared to the same period in 2021.  The Federal Reserve Bank increased the interest rate on excess cash reserve balances from 0.10 percent at December 31, 2020 to 0.15 percent by the end of 2021 and to 0.40 by the end of the first quarter of 2022.

Average money market, savings and interest-bearing demand deposits increased $122.8 million for the first quarter of 2022, and average time deposits decreased $48.8 million for the first quarter of 2022, compared to the same period in 2021, due primarily to growth in consumer and business money market deposits and a shift to non-time deposits during a period of lower interest rates.  Average noninterest-bearing demand deposits increased $70.1 million for the first quarter of 2022, compared to the same period in 2021.  The average cost of interest-bearing deposits decreased 20 basis points for the first quarter of 2022, compared to the same period in 2021, due primarily to lower rates on time deposits, including maturities of time deposits that were opened when rates were higher, and a shift in composition toward non-time deposits.

Average borrowings increased $11.5 million for the first quarter of 2022, compared to the same period in 2021 due primarily to increases in balances of repurchase agreements with commercial deposit customers.  The average cost of borrowings decreased 87 basis points for the first quarter of 2022, compared to the same period in 2021 due primarily to the termination of a revolving bank line of credit during the fourth quarter of 2021 and growth in repurchase agreements, which have a lower cost than long-term borrowings.

The Corporation believes that rising interest rates will have an immediate positive effect on yields of cash reserves, variable rate loans and new loan originations at the community banking segment as well as mortgage loans held for sale, and that this effect will result in an increase in net interest margin, as higher yields on cash and loans will outweigh any impact on the cost of deposits in the near term. The extent to which rising interest rates affects net interest margin will depend on a number of factors, including (1) the Corporation’s ability to continue to grow loans at the community banking segment and consumer finance segment, and competition for loans, (2) the continued availability of funding through low-cost deposits, (3) average yields on consumer finance loans, which may decline as a result of the higher credit quality of loan contracts purchased by the consumer finance segment, (4) possible lower accretion of purchase discounts on loans related to acquisitions, which is included in yields on loans, and (5) further declines in mortgage loan production and therefore lower average loans held for sale at the mortgage banking segment. The Corporation can give no assurance as to the ultimate impact of rising interest rates or as to when or for how long the Corporation may experience an increase in net interest margin.

Noninterest Income

TABLE 4: Noninterest Income

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Gains on sales of loans	$2,695	$7,058
Interchange income	1,430	1,318
Service charges on deposit accounts	1,046	819
Mortgage banking fee income	853	1,856
Wealth management services income, net	647	702
Mortgage lender services income	424	778
Other service charges and fees	374	389
Net gains on sales, maturities and calls of available for sale securities	—	32
Other (loss) income, net	(740)	1,123
Total noninterest income	$6,729	$14,075

Total noninterest income decreased $7.3 million, or 52.2 percent, in the first quarter of 2022 compared to the first quarter of 2021 due primarily to (1) lower volume of mortgage loan production and mortgage lender services, (2) lower margins on sales of mortgage loans and (3) unrealized losses in the first quarter of 2022 compared to unrealized gains in the first quarter of 2021 related to the Corporation’s nonqualified deferred compensation plan, included in other (loss) income, net, partially offset by higher income from service charges on deposit accounts and debit card interchange activity.

The Corporation recognized unrealized losses related to its nonqualified deferred compensation plan of $1.3 million for the first quarter of 2022, compared to unrealized gains of $506,000 for the same period in 2021. Unrealized gains and losses in the Corporation’s nonqualified deferred compensation plan are offset by changes in deferred compensation, recorded in salaries and employee benefits expense.

Noninterest Expense

TABLE 5: Noninterest Expense

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Salaries and employee benefits	$11,856	$15,613
Occupancy expense	2,209	2,360
Other expenses:
Data processing	2,601	2,903
Professional fees	752	747
Mortgage banking loan processing expenses	502	894
Provision for indemnifications	(583)	17
Other expenses	2,874	2,485
Total other expenses	6,146	7,046
Total noninterest expense	$20,211	$25,019

Total noninterest expenses decreased $4.8 million, or 19.2 percent, in the first quarter of 2022 compared to the same period in 2021, due primarily to (1) lower expenses tied to mortgage loan production volume reported in salaries and employee benefits, mortgage banking loan processing expenses and data processing, (2) a decrease in salaries and employee benefits related to deferred compensation and (3) a reversal of provision for indemnifications in the first quarter of 2022.

Changes in deferred compensation liabilities decreased salaries and employee benefits expense by $1.3 million in the first quarter of 2022, and increased salaries and employee benefits expense by $506,000 in the first quarter of 2021, and were offset in both periods by unrealized gains and losses recorded in noninterest income.

Income Taxes

The Corporation’s consolidated effective income tax rate was 21.7 percent and 24.2 percent for the first quarters of 2022 and 2021, respectively. The Corporation’s consolidated effective tax rate for the first quarter of 2022 was lower compared to the same period in 2021 primarily as a result of a lower share of income at the mortgage banking segment, which is subject to state income taxes.

Business Segments

The Corporation operates in a decentralized manner in three business segments: community banking, mortgage banking and consumer finance.  An overview of the financial results for each of the Corporation’s business segments is presented below.

Community Banking:  The community banking segment comprises C&F Bank and C&F Wealth Management.  The following table presents the community banking segment operating results for the periods indicated.

TABLE 6: Community Banking Segment Operating Results

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Interest income	$15,038	$15,176
Interest expense	1,173	1,724
Net interest income	13,865	13,452
Provision for loan losses	(700)	—
Net interest income after provision for loan losses	14,565	13,452
Noninterest income:
Interchange income	1,430	1,318
Service charges on deposit accounts	1,060	819
Investment services income	647	702
Other income, net	787	848
Total noninterest income	3,924	3,687
Noninterest expense:
Salaries and employee benefits	8,487	8,248
Occupancy expense	1,718	1,772
Data processing	1,937	1,991
Other expenses	2,030	1,760
Total noninterest expenses	14,172	13,771
Income before income taxes	4,317	3,368
Income tax expense	800	575
Net income	$3,517	$2,793

The community banking segment reported net income of $3.5 million for the first quarter of 2022, compared to $2.8 million for the same period in 2021. Community banking segment net income increased $724,000 for the first quarter of 2022 compared to the first quarter of 2021 due primarily to a reversal of provision for loan losses in the first quarter of 2022 and lower average cost of deposits, partially offset by lower interest income from loans.

Net interest income for the community banking segment increased by $413,000 to $14.6 million for the first quarter of 2022, compared to the first quarter of 2021. This increase was due primarily to (1) lower average cost of time deposits, (2) higher average balances of securities, loans (excluding PPP loans) and cash and (3) a shift in deposit balances from time deposits toward lower-cost savings, money market and demand deposits, partially offset by (1) lower recognition of net PPP origination fees and (2) lower interest income on PCI loans.  Net PPP origination fees recognized in the first quarter of 2022 were $437,000, compared to $864,000 for the same period in 2021.  Deferred net PPP origination fees that remained unrecognized at March 31, 2022 were $242,000, which are expected to be recognized in 2022. Interest income recognized on PCI loans was $363,000 for the first quarter of 2022 and $517,000 for the first quarter of 2021.

The community banking segment recorded a net reversal of provision for loan losses of $700,000 for the first quarter of 2022, compared to no provision for loan losses recorded for the first quarter of 2021. The reversal of provision for loan losses in the first quarter of 2022 was due primarily to the resolution of certain impaired loans, which resulted in no losses being realized, and the reduction of certain qualitative adjustments to reserves, partially offset by provision related to loan growth. Noninterest income increased for the first quarter of 2022 compared to the first quarter of 2021 as a result of higher service charges on deposit accounts and higher debit card interchange income. Noninterest expenses increased during the same period, driven primarily by salaries and employee benefits.

Branch consolidation activity resulted in gains recognized in the first quarter of 2022 of $80,000 ($63,000 after income taxes) recorded in other noninterest income.

Mortgage Banking:  The following table presents the mortgage banking operating results for the periods indicated.

TABLE 7: Mortgage Banking Segment Operating Results

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Interest income	$488	$1,127
Interest expense	120	373
Net interest income	368	754
Provision for loan losses	22	30
Net interest income after provision for loan losses	346	724
Noninterest income:
Gains of sales of loans	2,708	7,105
Mortgage banking fee income	856	1,873
Mortgage lender services fee income	424	778
Other income	41	73
Total noninterest income	4,029	9,829
Noninterest expense:
Salaries and employee benefits	2,112	4,467
Occupancy expense	322	419
Data processing	310	616
Other expenses	482	1,485
Total noninterest expenses	3,226	6,987
Income before income taxes	1,149	3,566
Income tax expense	283	1,021
Net income	$866	$2,545

The mortgage banking segment reported net income of $866,000 for the first quarter of 2022, compared to $2.5 million for the same period in 2021. The decrease in net income of the mortgage banking segment for the first quarter of 2022 compared to the first quarter of 2021 was due primarily to (1) lower volume of mortgage loan originations and mortgage lender services and (2) lower margins on sales of mortgage loans, partially offset by a reversal of provision for indemnification losses, which is included in other expenses, in the first quarter of 2022.

The following table presents mortgage loan originations and mortgage loans sold for the periods indicated.

TABLE 8: Mortgage Loan Originations & Mortgage Loans Sold

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Mortgage loan originations:
Purchases	$141,550	$187,255
Refinancings	48,354	235,248
Total mortgage loan originations[1]	$189,904	$422,503

Mortgage loans sold	$224,192	$458,183
[1]	Total mortgage loan originations does not include mortgage lender services.

Mortgage loan originations for the mortgage banking segment decreased 55.1 percent for the first quarter of 2022 compared to the same period in 2021.  Following the elevated volume levels in the mortgage industry during 2020 and 2021 that accompanied historically low mortgage interest rates and a highly active residential real estate market, the first quarter of

2022 represents a return to levels of mortgage banking segment volume (of both refinancings and home purchases), revenues and net income that are somewhat normalized and still compare favorably to periods prior to 2020.

Gains on sales of loans, while driven in part by mortgage loan originations, also includes the effects of changes in locked loan commitments, which reflect the volume of mortgage loan applications that are in process and have not closed. Locked loan commitments increased by $20.1 million during the first quarter of 2022 and decreased by $6.2 million during the first quarter of 2021.  Locked loan commitments were $103.5 million at March 31, 2022, compared to $83.4 million at December 31, 2021 and $192.5 million at March 31, 2021. Mortgage lender services fee income is derived from providing mortgage origination functions to third-party mortgage lenders for a fee. Mortgage lender services volume decreased for the first quarter of 2022 compared to the first quarter of 2021 as a result of lower mortgage industry volume.

During the first quarter of 2022, the mortgage banking segment recorded a reversal of provisions for indemnification losses of $583,000, compared to provision for indemnification losses of $17,000 in the first quarter of 2021.  The release of indemnification reserves in the first quarter of 2022 was due primarily to improvement in the mortgage banking segment’s assessment of borrower payment performance and other factors affecting expected losses on mortgage loans sold in the secondary market.  The mortgage banking segment increased reserves for indemnification losses during 2020 based on widespread forbearance on mortgage loans and economic uncertainty related to the COVID-19 pandemic.  To date, the mortgage banking segment has not made any payments for indemnification losses since the onset of the COVID-19 pandemic, and management believes that the indemnification reserve is sufficient to absorb losses related to loans that have been sold in the secondary market.

Consumer Finance:  The following table presents the consumer finance operating results for the periods indicated.

TABLE 9: Consumer Finance Segment Operating Results

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Interest income	$9,578	$9,249
Interest expense	2,768	2,200
Net interest income	6,810	7,049
Provision for loan losses	350	250
Net interest income after provision for loan losses	6,460	6,799

Noninterest income	66	112
Noninterest expense:
Salaries and employee benefits	2,324	2,240
Occupancy expense	169	169
Data processing	344	292
Other expenses	857	747
Total noninterest expenses	3,694	3,448
Income before income taxes	2,832	3,463
Income tax expense	770	936
Net income	$2,062	$2,527

The consumer finance segment reported net income of $2.1 million for the first quarter of 2022, compared to $2.5 million for the same period of 2021.  The decrease in consumer finance segment net income was due primarily to lower average yields on automobile loans and higher provision for loan losses, partially offset by loan growth.  Net interest income declined as a result of a decrease in the net interest margin of the consumer finance segment, partially offset by higher average balances of loans outstanding.  Net interest margin decreased due to lower average yields on loans and higher average balances of borrowings from C&F Bank to fund loan growth. Average yields on loans decreased for the first quarter of 2022 compared to the same period in 2021 as a result of the consumer finance segment’s pursuing growth in higher quality, lower yielding loans. Average loans outstanding increased $66.9 million, or 21.3%, for the first quarter of 2022 compared to the same period in 2021.

Provision for loan losses increased as a result of significant loan growth in 2022, partially offset by a release of reserves related to continued improvement in loan performance. The consumer finance segment has experienced loan performance since 2020 that has been stronger than periods prior to the onset of the COVID-19 pandemic, resulting in part from the consumer finance segment continuing to purchase higher quality loans, and in part from government stimulus measures in response to the pandemic that benefitted borrowers. Additionally, a strong used car market has continued to mitigate the losses realized upon repossession and sale of automobiles. If loan performance deteriorates resulting in elevated delinquencies or net charge-offs, or if values of used vehicles decline, provision for loan losses may increase in future periods.

ASSET QUALITY

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following table presents the Corporation’s loan loss experience for the periods indicated:

TABLE 10: Allowance for Loan Losses

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer[1]	Finance	Total
For the three months ended March 31, 2022:
Balance at beginning of period	$2,660	$856	$11,085	$593	$172	$24,791	$40,157
Provision charged to operations	(38)	37	(636)	(49)	8	350	(328)
Loans charged off	—	—	(11)	—	(48)	(1,313)	(1,372)
Recoveries of loans previously charged off	6	—	2	—	32	1,271	1,311
Balance at end of period	$2,628	$893	$10,440	$544	$164	$25,099	$39,768

Average loans	$215,211	$77,182	$692,024	$40,540	$8,188	$381,115	$1,414,260
Ratio of annualized net (recoveries) charge-offs to average loans	(0.01)%	—%	0.01%	—%	0.78%	0.04%	0.02%

For the three months ended March 31, 2021:
Balance at beginning of period	$2,914	$975	$10,696	$687	$371	$23,513	$39,156
Provision charged to operations	(28)	(153)	311	(16)	(84)	250	280
Loans charged off	—	—	—	—	(45)	(1,651)	(1,696)
Recoveries of loans previously charged off	7	—	—	—	35	1,251	1,293
Balance at end of period	$2,893	$822	$11,007	$671	$277	$23,363	$39,033

Average loans	$215,965	$61,698	$719,109	$47,461	$10,289	$314,223	$1,368,745
Ratio of annualized net (recoveries) charge-offs to average loans	(0.01)%	—%	—%	—%	0.39%	0.51%	0.12%

1	Consumer loans includes provision, charge-offs and recoveries related to demand deposit overdrafts.

For further information regarding the adequacy of our allowance for loan losses, refer to “Table 14: Nonperforming Assets” and the accompanying disclosure below.

The allocation of the allowance for loan losses and the ratio of corresponding outstanding loan balances to total loans are as follows as of the dates indicated:

TABLE 11: Allocation of Allowance for Loan Losses

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,628	$2,660
Real estate—construction [1]	893	856
Commercial, financial and agricultural [2]	10,440	11,085
Equity lines	544	593
Consumer	164	172
Consumer finance	25,099	24,791
Total allowance for loan losses	$39,768	$40,157
Ratio of loans to total period-end loans:
Real estate—residential mortgage	15%	15%
Real estate—construction [1]	4	4
Commercial, financial and agricultural [2]	50	51
Equity lines	3	3
Consumer	1	1
Consumer finance	27	26
	100%	100%
1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators are presented in Table 12 below.  The characteristics of these loan ratings are as follows:

●	Pass rated loans are to persons or business entities with an acceptable financial condition, appropriate collateral margins, appropriate cash flow to service the existing loan, and an appropriate leverage ratio. The borrower has paid all obligations as agreed and it is expected that this type of payment history will continue. When necessary, acceptable personal guarantors support the loan.

●	Special mention loans have a specific identified weakness in the borrower’s operations and in the borrower’s ability to generate positive cash flow on a sustained basis. The borrower’s recent payment history may be characterized by late payments. The Corporation’s risk exposure is mitigated by collateral supporting the loan. The collateral is considered to be well-margined, well maintained, accessible and readily marketable.

●	Substandard loans are considered to have specific and well-defined weaknesses that jeopardize the viability of the Corporation’s credit extension. The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantor(s) to pay the loan may not adequately protect the Corporation. There is a distinct possibility that the Corporation will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet the Corporation’s definition of impaired unless the loan is significantly past due and the borrower’s performance and financial condition provide evidence that it is probable that the Corporation will be unable to collect all amounts due.

●	Substandard nonaccrual loans have the same characteristics as substandard loans; however, they have a nonaccrual classification because it is probable that the Corporation will not be able to collect all amounts due.
●	Doubtful rated loans have all the weaknesses inherent in a loan that is classified substandard but with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high.
●	Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

TABLE 12: Credit Quality Indicators

Loans by credit quality indicators as of March 31, 2022 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$214,505	$509	$670	$342	$216,026
Real estate – construction [2]	61,302	—	—	—	61,302
Commercial, financial and agricultural [3]	711,115	2,057	5,924	—	719,096
Equity lines	40,578	10	14	103	40,705
Consumer	7,756	—	—	2	7,758
	$1,035,256	$2,576	$6,608	$447	$1,044,887

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$396,404	$318	$396,722
1	At March 31, 2022, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2021 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$215,432	$664	$605	$315	$217,016
Real estate – construction [2]	57,495	—	—	—	57,495
Commercial, financial and agricultural [3]	707,633	1,989	5,986	2,122	717,730
Equity lines	41,013	47	181	104	41,345
Consumer	8,276	—	1	3	8,280
	$1,029,849	$2,700	$6,773	$2,544	$1,041,866

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$367,814	$380	$368,194
1	At December 31, 2021, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

The decrease in substandard nonaccrual loans at March 31, 2022 compared to December 31, 2021 was due primarily to the resolution of certain impaired loans.

Table 13 summarizes the Corporation’s credit ratios on a consolidated basis as of March 31, 2022 and December 31, 2021.

TABLE 13: Consolidated Credit Ratios

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Total loans	$1,441,609	$1,410,060
Nonaccrual loans	$765	$2,924
Allowance for loan losses (ALL)	$39,768	$40,157
Nonaccrual loans to total loans	0.05%	0.21%
ALL to total loans	2.76%	2.85%
ALL to nonaccrual loans	5,198.43%	1,373.36%

Table 14 summarizes nonperforming assets by principal business segments as of the dates indicated.

TABLE 14: Nonperforming Assets

Community Banking Segment

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Loans, excluding purchased loans and PPP loans	$973,510	$954,262
Purchased performing loans[1]	51,938	56,798
Purchased credit impaired loans[1]	2,686	3,655
PPP loans[2]	7,062	17,762
Total loans	$1,035,196	$1,032,477

Nonaccrual loans	$118	$2,359
OREO[3]	$—	$835
Impaired loans[4]	$2,427	$5,058

ALL	$14,084	$14,803
Nonaccrual loans to total loans	0.01%	0.23%
ALL to total loans	1.36%	1.43%
ALL to nonaccrual loans	11,935.59%	627.51%
ALL to total loans, excluding purchased credit impaired loans[5]	1.36%	1.44%
ALL to total loans, excluding purchased loans and PPP loans	1.45%	1.55%
Annualized year-to-date net charge-offs to average total loans	0.01%	0.01%
1	Acquired loans are tracked in two separate categories – “purchased performing” and “purchased credit impaired.” The remaining discount for the purchased performing loans was $1.0 million at March 31, 2022 and $1.1 million at December 31, 2021. The remaining discount for the purchased credit impaired loans was $4.4 million at March 31, 2022 and $4.7 million at December 31, 2021.
2	The principal amount of outstanding PPP loans was $7.3 million at March 31, 2022 and $18.4 million at December 31, 2021.
3	OREO includes $835,000 at December 31, 2021 related to the land and buildings of a former branch property, which was consolidated into a nearby branch in 2019 and was sold in the first quarter of 2022.
4	Impaired loans includes $2.2 million of loans on nonaccrual at December 31, 2021. Impaired loans also includes $2.2 million and $2.7 million of TDRs at March 31, 2022 and at December 31, 2021, respectively.
5	The ratio of ALL to total loans, excluding purchased credit impaired loans, includes purchased performing loans and loans originated under the PPP for which no allowance for loan losses is required.

Mortgage Banking Segment

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Total loans[1]	$9,691	$9,389
Nonaccrual loans	$329	$185
Impaired loans	$157	$150
ALL	$585	$563
Nonaccrual loans to total loans	3.39%	1.97%
ALL to total loans	6.04%	6.00%
ALL to nonaccrual loans	177.81%	304.32%
Annualized year-to-date net charge-offs to average total loans	—%	—%
1	Total loans does not include loans held for sale at the mortgage banking segment.

Consumer Finance Segment

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Total loans	$396,722	$368,194
Nonaccrual loans	$318	$380
Repossessed assets	$165	$190
ALL	$25,099	$24,791
Nonaccrual loans to total loans	0.08%	0.10%
ALL to total loans	6.33%	6.73%
ALL to nonaccrual loans	7,892.77%	6,523.95%
Annualized year-to-date net charge-offs to average total loans	0.04%	0.51%

Nonperforming assets of the community banking segment totaled $118,000 at March 31, 2022 compared to $3.2 million at December 31, 2021. Nonperforming assets consisted of $118,000 in nonaccrual loans at March 31, 2022 and consisted of $2.4 million in nonaccrual loans and $835,000 in OREO at December 31, 2021.  The decrease in nonaccrual loans at March 31, 2022 as compared to December 31, 2021 was primarily due to the resolution of certain impaired loans during the first quarter of 2022.

At March 31, 2022, the allowance for loan losses at the community banking segment decreased to $14.1 million, compared to $14.8 million at December 31, 2021.  The allowance for loan losses as a percentage of total loans at the community banking segment, excluding PCI loans, at March 31, 2022 decreased to 1.36 percent, compared to 1.44 percent at December 31, 2021.  The allowance for loan losses as a percentage of total loans excluding all purchased loans and loans originated under the PPP decreased to 1.45 percent at March 31, 2022, compared to 1.55 percent at December 31, 2021, due primarily to the resolution of certain impaired loans, which resulted in no losses being realized, and a reduction of certain qualitative adjustments to reserves related to the COVID-19 pandemic, as losses have so far not been realized to the extent initially expected.

Nonaccrual loans at the consumer finance segment were $318,000 at March 31, 2022, compared to $380,000 at December 31, 2021. Nonaccrual consumer finance loans remain low relative to the allowance for loan losses and the total consumer finance loan portfolio because the consumer finance segment generally initiates repossession of loan collateral once a loan becomes more than 60 days delinquent and due to improvement in loan performance.  Repossessed vehicles of the consumer finance segment are classified as other assets and consist only of vehicles the Corporation has the legal right to sell.  Prior to the reclassification from loans to repossessed vehicles, the difference between the carrying amount of each loan and the fair value of each vehicle (i.e. the deficiency) is charged against the allowance for loan losses. At March 31, 2022, repossessed vehicles available for sale totaled $165,000, compared to $190,000 at December 31, 2021.

The consumer finance segment’s allowance for loan losses increased $308,000 to $25.1 million at March 31, 2022 from $24.8 million at December 31, 2021. The consumer finance segment experienced annualized net charge-offs for the first quarter of 2022 of 0.04 percent of average total loans, compared to net charge-offs of 0.51 percent for the first quarter of 2021. The decline in the net charge-off ratio for the first quarter of 2022 compared to the first quarter of 2021 reflects a lower number of charge-offs during 2022 and lower losses per loan charged off as a result of a strong used car market.  The consumer finance segment has experienced loan performance since 2020 that has been stronger than periods prior to the onset of the COVID-19 pandemic, resulting in part from the consumer finance segment continuing to purchase higher quality loans, and in part from government stimulus measures in response to the pandemic that benefitted borrowers.  At March 31, 2022, total delinquent loans as a percentage of total loans was 1.71 percent, compared to 2.16 percent at December 31, 2021 and 1.56 percent at March 31, 2021.  The allowance for loan losses as a percentage of total loans decreased to 6.33 percent at March 31, 2022 from 6.73 percent at December 31, 2021, primarily as a result of improving credit quality of the portfolio, which has resulted in lower net charge-offs, and a reduction of certain qualitative adjustments to reserves related to the COVID-19 pandemic, as losses have so far not been realized to the extent initially expected.

The consumer finance segment at times offers payment deferrals to borrowers as a portfolio management technique to achieve higher ultimate cash collections on select loan accounts. Average amounts of payment deferrals on a monthly basis, which are not included in delinquent loans, were 1.50 percent and 1.16 percent as a percentage of average non-prime automobile loans outstanding for the first quarter of 2022 and 2021, respectively.

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

TABLE 15: Impaired Loans

Impaired loans, which included TDRs of $2.2 million, and the related allowance at March 31, 2022, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$1,270	$439	$729	$52	$1,118	$14
Commercial, financial and agricultural:
Commercial real estate lending	1,387	—	1,388	90	1,388	17
Equity lines	28	28	—	—	28	—
Total	$2,685	$467	$2,117	$142	$2,534	$31

Impaired loans, which included TDRs of $2.7 million, and the related allowance at December 31, 2021, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$1,689	$550	$1,035	$63	$1,560	$64
Commercial, financial and agricultural:
Commercial real estate lending	1,389	—	1,390	103	1,393	72
Commercial business lending	2,234	—	2,123	489	2,257	—
Equity lines	118	110	—	—	119	4
Total	$5,430	$660	$4,548	$655	$5,329	$140

The decrease in the recorded investment in impaired loans and the related allowance at March 31, 2022 compared to December 31, 2021 is due primarily to the resolution of certain loans in the first quarter of 2022, which resulted in no losses being realized.

TDRs at March 31, 2022 and December 31, 2021 were as follows:

TABLE 16: Troubled Debt Restructurings

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Accruing TDRs	$2,183	$2,575
Nonaccrual TDRs[1]	—	115
Total TDRs[2]	$2,183	$2,690
1	Included in nonaccrual loans in Table 14: Nonperforming Assets.
2	Included in impaired loans in Table 14: Nonperforming Assets and Table 15: Impaired Loans.

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

FINANCIAL CONDITION

At March 31, 2022, the Corporation had total assets of $2.3 billion, which was an increase of $37.3 million since December 31, 2021. The increase was attributable primarily to increases in available for sale securities and loans held for investment, partially offset by a decrease in loans held for sale, and was funded by growth in money market and demand deposits. The significant components of the Corporation’s Consolidated Balance Sheets are discussed below.

Loan Portfolio

Tables 17  and 18 present information pertaining to the composition of loans held for investment and the maturity/repricing of certain loans held for investment.

TABLE 17: Summary of Loans Held for Investment

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate—residential mortgage	$216,026	15%	$217,016	15%
Real estate—construction [1]	61,302	4	57,495	4
Commercial, financial, and agricultural [2]	719,096	50	717,730	51
Equity lines	40,705	3	41,345	3
Consumer	7,758	1	8,280	1
Consumer finance	396,722	27	368,194	26
Total loans	1,441,609	100%	1,410,060	100%
Less allowance for loan losses	(39,768)		(40,157)
Total loans, net	$1,401,841		$1,369,903
1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending (which includes loans originated under the PPP of $7.1 million and $17.8 million at March 31, 2022 and December 31, 2021, respectively). Other commercial, financial and agricultural loans were $712.0 million and $699.9 million at March 31, 2022 and December 31, 2021, respectively.

The increase in total loans from December 31, 2021 to March 31, 2022 was due primarily to growth in automobile loans at the consumer finance segment and commercial business lending and acquisition and development lending at the community banking segment, partially offset by repayment of PPP loans.

TABLE 18: Maturity/Repricing Schedule of Loans Held for Investment

	March 31, 2022
	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Variable Rate:
Within 1 year	$1,128	$35,038	$176,729	$40,695	$56	$—	$253,646
1 to 5 years	1,997	—	64,203	10	—	—	66,210
5 to 15 years	71	—	18,203	—	—	—	18,274
After 15 years	—	—	—	—	—	—	—
Fixed Rate:
Within 1 year	$5,042	$21,833	$37,405	$—	$1,582	$6,278	$72,140
1 to 5 years	31,093	1,736	182,130	—	4,914	162,517	382,390
5 to 15 years	130,577	2,324	230,723	—	1,206	227,927	592,757
After 15 years	46,118	371	9,703	—	—	—	56,192

	$216,026	$61,302	$719,096	$40,705	$7,758	$396,722	$1,441,609

Beginning in April 2020, the community banking segment originated loans under the PPP which are guaranteed by the SBA, and in some cases borrowers may be eligible to obtain forgiveness of the loans, in which case loans would be repaid by the SBA.  Net PPP origination fees recognized in the first quarter of 2022 were $437,000, compared to $864,000 in the same period in 2021.  Since the second quarter of 2020, the community banking segment has recognized $6.1 million of net fees under the PPP, and deferred net PPP origination fees that remained unrecognized at March 31, 2022 were $242,000, which are expected to be recognized in 2022. As repayment of PPP loans is guaranteed by the SBA, the community banking segment does not recognize a reserve for PPP loans in its allowance for loan losses.  Table 19 presents the outstanding principal of loans originated under the PPP as of March 31, 2022 and December 31, 2021.

TABLE 19: Paycheck Protection Program Loans

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Outstanding principal	$7,304	$18,441
Unrecognized deferred fees, net	(242)	(679)
	$7,062	$17,762

Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At March 31, 2022 and December 31, 2021, all securities in the Corporation’s investment portfolio were classified as available for sale.

Table 20 sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 20: Securities Available for Sale

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. Treasury securities	$26,211	6%	$—	—%
U.S. government agencies and corporations	72,479	18	68,285	18
Mortgage-backed securities	198,451	48	190,349	51
Obligations of states and political subdivisions	91,720	22	92,666	25
Corporate and other debt securities	26,671	6	21,773	6
Total available for sale securities at fair value	$415,532	100%	$373,073	100%

Securities available for sale increased by $42.4 million to $415.5 million at March 31, 2022, compared to $373.1 million at December 31, 2021, due primarily to purchases of U.S. Treasury and mortgage-backed securities with short maturities, in order to utilize excess liquidity by investing in debt securities rather than holding lower-yielding cash reserves.

For more information about the Corporation's securities available for sale, including information about securities in an unrealized loss position at March 31, 2022 and December 31, 2021, see Part I, Item 1, “Financial Statements” under the heading “Note 2: Securities” in this Quarterly Report on Form 10-Q.

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first quarter of 2022, deposits increased $55.0 million to $1.97 billion at March 31, 2022, compared to $1.91 billion at December 31, 2021. Demand and savings deposits increased $80.0 million and time deposits decreased $25.0 million during the same period. This increase in demand and savings deposits was due in part to opening new deposit accounts and higher balances in existing deposit accounts.

The Corporation had $5,000 in brokered money market and time deposits outstanding at both March 31, 2022 and December 31, 2021. The source of these brokered deposits is primarily uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Borrowings

Borrowings decreased to $88.1 million at March 31, 2022 from $90.5 million at December 31, 2021 due primarily to fluctuations in balances with commercial deposit customers with repurchase agreements.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available for sale, totaled $507.1 million at March 31, 2022, compared to $454.6 million at December 31, 2021. The Corporation’s funding sources, including capacity, amount outstanding and amount available at March 31, 2022 are presented in Table 21.

TABLE 21: Funding Sources

	March 31, 2022
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$95,000	$—	$95,000
Repurchase lines of credit	35,000	—	35,000
Borrowings from FHLB	218,041	—	218,041
Borrowings from Federal Reserve Bank	106,744	—	106,744
Total	$454,785	$—	$454,785

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

Capital Resources

The disclosure below presents the Corporation’s and the Bank’s actual capital amounts and ratios under currently applicable regulatory capital standards.  Under the small bank holding company policy statement of the Federal Reserve Board, which applies to certain bank holding companies with consolidated total assets of less than $3 billion, the Corporation is not subject to regulatory capital requirements. The table below reflects the Corporation’s consolidated capital as determined under regulations that apply to bank holding companies that are not small bank holding companies and minimum capital requirements that would apply to the Corporation if it were not a small bank holding company.  Although the minimum regulatory capital requirements are not applicable to the Corporation, the Corporation calculates these ratios for its own planning and monitoring purposes.

TABLE 22: Regulatory Capital

	March 31, 2022
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$262,186	15.8%	$132,714	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	217,214	13.1	99,536	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	192,214	11.6	74,652	4.5		N/A	N/A
Tier 1 leverage ratio	217,214	9.7	89,785	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$237,495	14.5%	$130,683	8.0%		$163,354	10.0%
Tier 1 risk-based capital ratio	216,837	13.3	98,012	6.0		130,683	8.0
Common Equity Tier 1 capital ratio	216,837	13.3	73,509	4.5		106,180	6.5
Tier 1 leverage ratio	216,837	9.8	88,873	4.0		111,092	5.0

	December 31, 2021
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$257,779	15.8%	$130,817	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	213,095	13.0	98,113	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	188,095	11.5	73,585	4.5		N/A	N/A
Tier 1 leverage ratio	213,095	9.7	88,121	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$233,780	14.5%	$128,701	8.0%		$160,876	10.0%
Tier 1 risk-based capital ratio	213,423	13.3	96,526	6.0		128,701	8.0
Common Equity Tier 1 capital ratio	213,423	13.3	72,394	4.5		104,569	6.5
Tier 1 leverage ratio	213,423	9.8	87,184	4.0		108,980	5.0

The regulatory risk-based capital amounts presented above include:  (1) common equity tier 1 capital (CET1) which consists principally of common stock (including surplus) and retained earnings with adjustments for goodwill and intangible assets; (2) Tier 1 capital which consists principally of CET1 plus the Corporation’s “grandfathered” trust preferred securities; and (3) Tier 2 capital which consists principally of Tier 1 capital plus a limited amount of the allowance for loan losses and $24.0 million of outstanding subordinated notes of the Corporation.  The Total Capital ratio, Tier 1 Capital ratio and CET1 ratio are calculated as a percentage of risk-weighted assets. The Tier 1 Leverage ratio is calculated as a percentage of average tangible assets. In addition, the Corporation has made the one-time irrevocable election to continue treating accumulated other comprehensive income (AOCI) under regulatory standards that were in place prior to the Basel III Final Rule in order to eliminate volatility of regulatory capital that can result from fluctuations in AOCI and the inclusion of AOCI in regulatory capital, as would otherwise be required under the Basel III Capital Rule.  As a result of this election, changes in AOCI, including unrealized losses on securities available for sale, do not affect regulatory capital amounts shown in the table above for the Corporation or the Bank. For additional information about the Basel III Final Rules, see “Item 1. Business” under the heading “Regulation and Supervision” and “Item 8. Financial Statements and Supplementary Data,” under the heading “Note 17: Regulatory Requirements and Restrictions” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2021.

The Basel III rules established a “capital conservation buffer” of 2.5 percent above the regulatory minimum risk-based capital ratios, which is not included in the table above.  Including the capital conservation buffer, the minimum ratios are a common equity Tier I risk-based capital ratio of 7.0 percent, a Tier I risk-based capital ratio of 8.5 percent, and a total risk-based capital ratio of 10.5 percent.  The Corporation and the Bank exceeded these ratios at March 31, 2022 and December 31, 2021.

The Corporation’s Board of Directors authorized a program, effective December 1, 2021, to repurchase up to $10.0 million of the Corporation’s common stock through November 30, 2022 (the 2021 Repurchase Program).  The Corporation's capital resources may be affected by the 2021 Repurchase Program. Under the 2021 Repurchase Program, the Corporation is authorized to purchase up to $10.0 million of the Corporation’s common stock. Repurchases under the 2021 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the 2021 Repurchase Program will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions, and there is no assurance that the Corporation will purchase any shares under the 2021 Repurchase Program. The 2021 Repurchase Program is authorized through November 30, 2022, and, as of March 31, 2022, there was $9.5 million remaining available for repurchases of the Corporation’s common stock under the 2021 Repurchase Program.

USE OF CERTAIN NON-GAAP FINANCIAL MEASURES

The accounting and reporting policies of the Corporation conform to GAAP in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of the Corporation’s performance. These include adjusted net income for the Corporation and for the community banking segment, adjusted earnings per share, adjusted ROE, adjusted return on tangible common equity (ROTCE), adjusted ROA, tangible book value per share, and the following fully-taxable equivalent (FTE) measures: interest income on loans-FTE, interest income on securities-FTE, total interest income-FTE and net interest income-FTE. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented.

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

TABLE 23: Non-GAAP Table

	Three Months Ended March 31,
(Dollars in thousands, except for share and per share data)	2022	2021
Reconciliation of Certain Non-GAAP Financial Measures
Adjusted Net Income and Earnings Per Share
Net income, as reported	$5,735	$7,165
Branch consolidation[1]	(63)	-
Adjusted net income	$5,672	$7,165

Weighted average shares - basic and diluted	3,547,780	3,676,067

Earnings per share - basic and diluted, as reported	$1.59	$1.92
Branch consolidation	(0.02)	-
Adjusted earnings per share - basic and diluted	$1.57	$1.92

Adjusted Return on Average Equity (ROE)
Average total equity, as reported	$208,755	$189,105

Annualized ROE, as reported	10.99%	15.16%
Adjusted annualized ROE	10.87%	15.16%

Adjusted Return on Average Assets (ROA)
Average total assets, as reported	$2,262,828	$2,101,231

Annualized ROA, as reported	1.01%	1.36%
Adjusted annualized ROA	1.00%	1.36%

Adjusted Return on Average Tangible Common Equity
Average total equity, as reported	$208,755	$189,105
Average goodwill	(25,191)	(25,191)
Average other intangible assets	(1,937)	(2,242)
Average noncontrolling interest	(733)	(717)
Average tangible common equity	$180,894	$160,955

Adjusted net income	$5,672	$7,165
Amortization of intangibles	75	78
Adjusted net income attributable to noncontrolling interest	(106)	(104)
Adjusted net income attributable to C&F Financial Corporation	$5,641	$7,139

Adjusted annualized return on average tangible common equity	12.47%	17.74%

Adjusted Net Income, Community Banking Segment
Net income, community banking segment, as reported	$3,517	$2,793
Branch consolidation[1]	(63)	-
Adjusted net income, community banking segment	$3,454	$2,793

Fully Taxable Equivalent Net Interest Income[2]
Interest income on loans	$20,484	$21,813
FTE adjustment	26	17
FTE interest income on loans	$20,510	$21,830

Interest income on securities	$1,641	$1,217
FTE adjustment	92	124
FTE interest income on securities	$1,733	$1,341

Total interest income	$22,231	$23,076
FTE adjustment	118	141
FTE interest income	$22,349	$23,217

Net interest income	$20,476	$20,676
FTE adjustment	118	141
FTE net interest income	$20,594	$20,817

_____________________

1	Branch consolidation activity is net of related income taxes of $17,000 for the three months ended March 31, 2022.
2	Assuming a tax rate of 21%.

	March 31,	December 31,
(Dollars in thousands, except for share and per share data)	2022	2021
Tangible Book Value Per Share
Equity attributable to C&F Financial Corporation	$200,584	$210,318
Goodwill	(25,191)	(25,191)
Other intangible assets	(1,902)	(1,977)
Tangible equity attributable to C&F Financial Corporation	$173,491	$183,150

Shares outstanding	3,546,024	3,545,554

Book value per share	$56.57	$59.32
Tangible book value per share	$48.93	$51.66

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Corporation’s expectations, plans, objectives or beliefs regarding future financial performance and other statements that are not historical facts, which may constitute “forward-looking statements” as defined by federal securities laws.  Forward-looking statements generally can be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “may,” “will,” “intend,” “should,” “could,” or similar expressions, are not statements of historical fact, and are based on management’s beliefs, assumptions and expectations regarding future events or performance as of the date of this report, taking into account all information currently available.  These statements may include, but are not limited to statements regarding expected future operations and financial performance; future dividend payments; strategic business initiatives and the anticipated effects thereof on net interest income; future recognition of PPP origination fees; mortgage loan originations; technology initiatives; our diversified business strategy; asset quality, credit quality; adequacy of allowances for loan losses and the level of future charge-offs; capital levels; the effect of future market and industry trends; increases in interest rates and the effects of future interest rate levels and fluctuations; cybersecurity risks; and inflation. These forward-looking statements are subject to significant risks and uncertainties due to factors that could have a material adverse effect on the operations and future prospects of the Corporation, including, but not limited to, changes in:

●interest rates, such as volatility in short-term interest rates or yields on U.S. Treasury bonds, increases in interest rates following actions by the Federal Reserve and increases or volatility in mortgage interest rates
●general business conditions, as well as conditions within the financial markets
●general economic conditions, including unemployment levels and slowdowns in economic growth, and particularly related to further and sustained economic impacts of the COVID-19 pandemic
●market disruptions including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, war and other military conflicts (including the ongoing military conflict between Russia and Ukraine) or other major events, or the prospect of these events
●the effectiveness of the Corporation’s efforts to respond to the COVID-19 pandemic, the pace of economic recovery when the COVID-19 pandemic subsides and the heightened impact it has on many of the risks described herein and in other periodic reports the Corporation files with the SEC
●the legislative and regulatory climate, regulatory initiatives with respect to financial institutions, products and services, the Consumer Financial Protection Bureau (the CFPB) and the regulatory and enforcement activities of the CFPB
●monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System (the Federal Reserve Board), and the effect of these policies on interest rates and business in our markets
●the value of securities held in the Corporation’s investment portfolios
●the quality or composition of the loan portfolios and the value of the collateral securing those loans
●the inventory level and pricing of used automobiles, including sales prices of repossessed vehicles
●the level of net charge-offs on loans and the adequacy of our allowance for loan losses
●the level of indemnification losses related to mortgage loans sold
●demand for loan products
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

These risks and uncertainties, and the risks discussed in more detail in Item 1A. “Risk Factors,” of Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2021 should be considered in evaluating the forward-looking statements contained herein.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the quantitative and qualitative disclosures about market risk made in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4.CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2022 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

There were no changes in the Corporation’s internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors authorized a program, effective December 1, 2021, to repurchase up to $10.0 million of the Corporation’s common stock through November 30, 2022 (the 2021 Repurchase Program). Repurchases under the 2021 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act and shares repurchased will be returned to the status of authorized and unissued shares of common stock. There were 9,717 shares repurchased under the 2021 Repurchase Program during the first quarter of 2022. As of March 31, 2022, the Corporation has made aggregate common stock repurchases of 10,823 shares for an aggregate cost of $549,000 under the 2021 Repurchase Program.

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended March 31, 2022.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
	Shares Purchased[1]	per Share	Programs	Programs
January 1, 2022 - January 31, 2022	31	$51.03	31	$9,942,069
February 1, 2022 - February 28, 2022	8,452	$51.37	4,018	$9,737,714
March 1, 2022 - March 31, 2022	5,668	$50.63	5,668	$9,450,743
Total	14,151	$51.08	9,717

1	During the three months ended March 31, 2022, 4,434 shares were withheld upon the vesting of restricted shares granted to employees of the Corporation and its subsidiaries in order to satisfy tax withholding obligations.

ITEM 6.EXHIBITS

3.1	Amended and Restated Articles of Incorporation of C&F Financial Corporation, effective March 7, 1994 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed November 8, 2017)

3.1.1	Amendment to Articles of Incorporation of C&F Financial Corporation, effective January 8, 2009 (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted December 15, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 17, 2020)

10.1	C&F Financial Corporation 2022 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 21, 2022)

10.2	C&F Financial Corporation Management Incentive Plan, as amended and restated, effective January 1, 2022 (incorporated by reference to Exhibit 10.8 to Form 8-K filed December 27, 2021)

10.3

Form of C&F Financial Corporation Restricted Stock Agreement for Key Employees under 2013 Stock and Incentive Compensation Plan (approved February 15, 2022) (incorporated by reference to Exhibit 10.29.4 to Form 10-K filed March 1, 2022)

10.4	Employment agreement (Amended and Restated) between C&F Mortgage Corporation and Bryan McKernon, dated February 15, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 16, 2022)

10.5

Second Amended and Restated Change in Control Agreement dated February 15, 2022 by and among C&F Financial Corporation, C&F Mortgage Corporation and Bryan E. McKernon (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 16, 2022)

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

101

The following financial statements from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL, filed herewith: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included within Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	May 6, 2022	By:	/s/ Thomas F. Cherry
Thomas F. Cherry
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2022		/s/ Jason E. Long
Jason E. Long
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)