Form 10-Q
period 2022-06-30
C & F FINANCIAL CORP
filed 2022-08-01
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

or

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

At July 28, 2022, the latest practicable date for determination, 3,519,786 shares of common stock, $1.00 par value, of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2022	2021
Assets
Cash and due from banks	$20,474	$19,692
Interest-bearing deposits in other banks	118,428	248,053
Total cash and cash equivalents	138,902	267,745
Securities—available for sale at fair value, amortized cost of $532,786 and $372,520, respectively	501,984	373,073
Loans held for sale, at fair value	43,362	82,295
Loans, net of allowance for loan losses of $40,519 and $40,157, respectively	1,479,832	1,369,903
Restricted stock, at cost	1,120	1,027
Corporate premises and equipment, net	43,811	44,799
Other real estate owned	423	835
Accrued interest receivable	7,701	6,810
Goodwill	25,191	25,191
Other intangible assets, net	1,828	1,977
Bank-owned life insurance	20,821	20,597
Net deferred tax asset	19,727	13,608
Other assets	49,638	56,661
Total assets	$2,334,340	$2,264,521

Liabilities
Deposits
Noninterest-bearing demand deposits	$622,899	$581,694
Savings and interest-bearing demand deposits	1,002,690	907,199
Time deposits	380,428	425,721
Total deposits	2,006,017	1,914,614
Short-term borrowings	36,936	34,735
Long-term borrowings	30,242	30,375
Trust preferred capital notes	25,369	25,351
Accrued interest payable	660	715
Other liabilities	38,833	47,707
Total liabilities	2,138,057	2,053,497

Commitments and contingent liabilities (Note 10)

Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,524,385 and 3,545,554 shares issued and outstanding, respectively, includes 139,532 and 140,577 of unvested shares, respectively)	3,385	3,405
Additional paid-in capital	14,464	15,189
Retained earnings	203,351	193,811
Accumulated other comprehensive loss, net	(25,525)	(2,087)
Equity attributable to C&F Financial Corporation	195,675	210,318
Noncontrolling interest	608	706
Total equity	196,283	211,024
Total liabilities and equity	$2,334,340	$2,264,521

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income
Interest and fees on loans	$21,923	$22,466	$42,407	$44,279
Interest on interest-bearing deposits and federal funds sold	394	48	500	94
Interest and dividends on securities
U.S. treasury, government agencies and corporations	546	175	839	300
Mortgage-backed securities	778	506	1,446	915
Tax-exempt obligations of states and political subdivisions	337	436	687	905
Taxable obligations of states and political subdivisions	174	94	287	184
Corporate and other	240	141	457	265
Total interest income	24,392	23,866	46,623	46,942
Interest expense
Savings and interest-bearing deposits	471	344	858	703
Time deposits	630	1,053	1,348	2,361
Borrowings	371	454	737	903
Trust preferred capital notes	289	287	573	571
Total interest expense	1,761	2,138	3,516	4,538
Net interest income	22,631	21,728	43,107	42,404
Provision for loan losses	530	(600)	202	(320)
Net interest income after provision for loan losses	22,101	22,328	42,905	42,724
Noninterest income
Gains on sales of loans	2,198	5,947	4,893	13,005
Interchange income	1,559	1,471	2,989	2,789
Service charges on deposit accounts	1,071	828	2,117	1,647
Mortgage banking fee income	924	1,648	1,777	3,504
Wealth management services income, net	625	685	1,272	1,387
Mortgage lender services income	438	615	862	1,393
Other service charges and fees	402	413	776	802
Net gains on sales, maturities and calls of available for sale securities	—	6	—	38
Other (loss) income, net	(1,554)	1,218	(2,294)	2,341
Total noninterest income	5,663	12,831	12,392	26,906
Noninterest expenses
Salaries and employee benefits	10,642	15,714	22,498	31,327
Occupancy	2,116	2,190	4,325	4,550
Other	6,341	6,729	12,487	13,775
Total noninterest expenses	19,099	24,633	39,310	49,652
Income before income taxes	8,665	10,526	15,987	19,978
Income tax expense	1,882	2,436	3,469	4,723
Net income	6,783	8,090	12,518	15,255
Less net income attributable to noncontrolling interest	41	82	147	186
Net income attributable to C&F Financial Corporation	$6,742	$8,008	$12,371	$15,069
Net income per share - basic and diluted	$1.91	$2.19	$3.49	$4.11

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$6,783	$8,090	$12,518	$15,255
Other comprehensive (loss) income, net of tax:
Securities available for sale	(10,080)	777	(24,770)	(1,596)
Defined benefit plan	(5)	35	(12)	69
Cash flow hedges	424	(176)	1,344	558
Other comprehensive (loss) income, net of tax	(9,661)	636	(23,438)	(969)
Comprehensive (loss) income	(2,878)	8,726	(10,920)	14,286
Less comprehensive income attributable to noncontrolling interest	41	82	147	186
Comprehensive (loss) income attributable to C&F Financial Corporation	$(2,919)	$8,644	$(11,067)	$14,100

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

(Dollars in thousands, except per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance March 31, 2022	$3,406	$15,022	$198,020	$(15,864)	$694	$201,278
Comprehensive income:
Net income	—	—	6,742	—	41	6,783
Other comprehensive loss	—	—	—	(9,661)	—	(9,661)
Share-based compensation	—	497	—	—	—	497
Common stock issued	1	43	—	—	—	44
Common stock purchased	(22)	(1,098)	—	—	—	(1,120)
Cash dividends declared ($0.40 per share)	—	—	(1,411)	—	—	(1,411)
Distributions to noncontrolling interest	—	—	—	—	(127)	(127)
Balance June 30, 2022	$3,385	$14,464	$203,351	$(25,525)	$608	$196,283

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance March 31, 2021	$3,526	$21,622	$176,481	$(3,560)	$623	$198,692
Comprehensive income:
Net income	—	—	8,008	—	82	8,090
Other comprehensive income	—	—	—	636	—	636
Share-based compensation	—	428	—	—	—	428
Restricted stock vested	4	(4)	—	—	—	—
Common stock issued	1	41	—	—	—	42
Common stock purchased	(92)	(4,444)	—	—	—	(4,536)
Cash dividends declared ($0.40 per share)	—	—	(1,446)	—	—	(1,446)
Distributions to noncontrolling interest	—	—	—	—	(108)	(108)
Balance June 30, 2021	$3,439	$17,643	$183,043	$(2,924)	$597	$201,798

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

(Dollars in thousands, except per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2021	$3,405	$15,189	$193,811	$(2,087)	$706	$211,024
Comprehensive income:
Net income	—	—	12,371	—	147	12,518
Other comprehensive loss	—	—	—	(23,438)	—	(23,438)
Share-based compensation	—	1,008	—	—	—	1,008
Restricted stock vested	14	(14)	—	—	—	—
Common stock issued	2	88	—	—	—	90
Common stock purchased	(36)	(1,807)	—	—	—	(1,843)
Cash dividends declared ($0.80 per share)	—	—	(2,831)	—	—	(2,831)
Distributions to noncontrolling interest	—	—	—	—	(245)	(245)
Balance June 30, 2022	$3,385	$14,464	$203,351	$(25,525)	$608	$196,283

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2020	$3,514	$21,427	$170,819	$(1,955)	$666	$194,471
Comprehensive income:
Net income	—	—	15,069	—	186	15,255
Other comprehensive loss	—	—	—	(969)	—	(969)
Share-based compensation	—	820	—	—	—	820
Restricted stock vested	20	(20)	—	—	—	—
Common stock issued	3	83	—	—	—	86
Common stock purchased	(98)	(4,667)	—	—	—	(4,765)
Cash dividends declared ($0.78 per share)	—	—	(2,845)	—	—	(2,845)
Distributions to noncontrolling interest	—	—	—	—	(255)	(255)
Balance June 30, 2021	$3,439	$17,643	$183,043	$(2,924)	$597	$201,798

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net income	$12,518	$15,255
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) loan losses	202	(320)
Accretion of certain acquisition-related discounts, net	(927)	(1,891)
Share-based compensation	1,008	820
Depreciation and amortization	2,222	2,390
Amortization of premiums and accretion of discounts on securities, net	1,494	1,731
(Reversal of) provision for indemnifications	(869)	32
Income from bank-owned life insurance	(188)	(209)
Pension expense	320	434
Proceeds from sales of loans held for sale	443,660	909,516
Origination of loans held for sale	(402,568)	(806,866)
Gains on sales of loans held for sale	(4,893)	(13,005)
Other gains, net	(96)	(483)
Change in other assets and liabilities:
Accrued interest receivable	(891)	721
Other assets	695	1,189
Accrued interest payable	(55)	(258)
Other liabilities	(2,236)	(3,395)
Net cash provided by operating activities	49,396	105,661
Investing activities:
Proceeds from sales, maturities and calls of securities available for sale and payments on mortgage-backed securities	30,981	55,496
Purchases of securities available for sale	(192,741)	(129,706)
Maturities of time deposits, net	493	4,693
Repayments on loans held for investment by non-bank affiliates	92,107	77,605
Purchases of loans held for investment by non-bank affiliates	(160,701)	(97,971)
Net increase in community banking loans held for investment	(39,372)	(8,770)
Purchases of corporate premises and equipment	(1,396)	(3,444)
Proceeds from sales of other real estate owned	915	457
Changes in collateral posted with other financial institutions, net	3,880	3,480
Other investing activities, net	(1,079)	671
Net cash used in investing activities	(266,913)	(97,489)
Financing activities:
Net increase in demand and savings deposits	136,696	98,987
Net decrease in time deposits	(45,293)	(19,459)
Net increase in short-term borrowings	2,201	3,115
Repurchases of common stock	(1,843)	(4,765)
Cash dividends paid	(2,831)	(2,845)
Other financing activities, net	(256)	(409)
Net cash provided by financing activities	88,674	74,624
Net (decrease) increase in cash and cash equivalents	(128,843)	82,796
Cash and cash equivalents at beginning of period	267,745	86,669
Cash and cash equivalents at end of period	$138,902	$169,465
Supplemental cash flow disclosures:
Interest paid	$3,593	$4,957
Income taxes paid	3,086	5,632
Supplemental disclosure of noncash investing and financing activities:
Transfers from corporate premises and equipment to other real estate owned	$423	$—
Liabilities assumed to acquire right of use assets under operating leases	838	881
Transfers from loans held for sale to loans held for investment	1,191	3,717

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

Share-Based Compensation: Share-based compensation expense, net of forfeitures, for the three and six months ended June 30, 2022 was $497,000 ($355,000 after tax) and $1.01 million ($719,000 after tax), respectively, for restricted stock granted during 2017 through 2022. Share-based compensation expense, net of forfeitures, for the three and six months ended June 30, 2021 was $428,000 ($304,000 after tax) and $820,000 ($592,000 after tax), respectively, for restricted stock granted during 2016 through 2021. As of June 30, 2022, there was $3.44 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

A summary of activity for restricted stock awards during the first six months of 2022 and 2021 is presented below:

	2022
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2021	140,577	$48.57
Granted	16,130	50.58
Vested	(14,465)	51.18
Forfeited	(2,710)	47.94
Unvested, June 30, 2022	139,532	48.55

	2021
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2020	155,945	$48.52
Granted	20,262	44.03
Vested	(20,395)	43.89
Forfeited	(3,190)	45.44
Unvested, June 30, 2021	152,622	48.60

Recent Significant Accounting Pronouncements:

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as part of its project on financial instruments. Subsequently, this ASU was amended when the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief,” ASU 2019-10, “Financial instruments—Credit losses (Topic 326), Derivatives and hedging (Topic 815), and Leases (Topic 842)—Effective dates,” ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” ASU 2020-02, “Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842),” ASU 2020-03, “Codification Improvements to Financial Instruments” and ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326) - Troubled Debt Restructurings and Vintage Disclosures” (collectively, ASC 326).  ASC 326 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  It also modifies the measurement principles for modifications of loans to borrowers experiencing financial difficulty, including how the allowance for credit losses is measured for such loans. The Corporation expects to adopt the new standard effective January 1, 2023.

The amendments of ASC 326, upon adoption, will be applied on a modified retrospective basis, with the cumulative effect of adopting the new standard being recorded as an adjustment to opening retained earnings in the period of adoption. The Corporation has established a working group to prepare for and implement changes related to ASC 326 and has gathered historical loan loss data for purposes of evaluating appropriate portfolio segmentation and modeling methods under the standard.  The Corporation has performed procedures to validate the historical loan loss data to ensure its suitability and reliability for purposes of developing an estimate of expected credit losses under ASC 326. The Corporation has engaged a vendor to assist in modeling expected lifetime losses under ASC 326. The Corporation expects to utilize primarily discounted cash flow methods for estimating the allowance for credit losses on loans, and is reviewing the policies and procedures to be utilized for developing that estimate. The Corporation is still evaluating the impact of the standard on its process for measuring impairment of available for sale securities. The adoption of ASC 326 will result in significant changes to the Corporation’s consolidated financial statements, which may include changes in the level of the allowance for credit losses that will be considered adequate, a reduction in total equity and regulatory capital of C&F Bank, differences in the timing of recognizing changes to the allowance for credit losses and expanded disclosures about the allowance for credit losses, charge-offs and recoveries of loans, and certain loan modifications. The Corporation has not yet determined an estimate of the effect of these changes, which will be determined based on the facts and circumstances at the time of adoption. The adoption of the standard will also result in significant changes in the Corporation’s internal control over financial reporting related to the allowance for credit losses.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.”  This guidance provides temporary, optional expedients and exceptions to ease the potential burden in accounting for modifications of loan contracts, borrowings, hedging relationships and other transactions related to reference rate reform associated with the LIBOR transition if certain criteria are met. The amendments are effective as of March 12, 2020 through December 31, 2022, can be adopted at an instrument level. The Corporation has utilized certain optional expedients and exceptions under Topic 848 in the case of modifications to certain loans, borrowings and cash flow hedges during 2022. These modifications have not had and are not expected to have a material impact on the consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820) – Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.”  This amendment clarifies the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security.  It also introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. Early adoption is permitted. The amendments will be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. The Corporation is currently evaluating the effect that ASU 2022-03 may have on its consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not currently expected to have a material effect on the Corporation’s financial position, results of operations or cash flows.

NOTE 2: Securities

The Corporation’s debt securities, all of which are classified as available for sale, are summarized as follows:

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$58,138	$—	$(1,008)	$57,130
U.S. government agencies and corporations	132,172	5	(8,667)	123,510
Mortgage-backed securities	210,572	2	(14,741)	195,833
Obligations of states and political subdivisions	104,883	192	(5,142)	99,933
Corporate and other debt securities	27,021	3	(1,446)	25,578
	$532,786	$202	$(31,004)	$501,984

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$69,583	$41	$(1,339)	$68,285
Mortgage-backed securities	189,985	1,565	(1,201)	190,349
Obligations of states and political subdivisions	91,304	1,642	(280)	92,666
Corporate and other debt securities	21,648	246	(121)	21,773
	$372,520	$3,494	$(2,941)	$373,073

The amortized cost and estimated fair value of securities at June 30, 2022, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	June 30, 2022
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$75,819	$71,422
Due after one year through five years	340,198	325,018
Due after five years through ten years	109,284	98,793
Due after ten years	7,485	6,751
	$532,786	$501,984

The following table presents the gross realized gains and losses on and the proceeds from the sales, maturities and calls of securities. During the three and six months ended June 30, 2022 and during the three months ended June 30, 2021 there were no sales of securities.  During the six months ended June 30, 2021, $2.30 million of proceeds were related to sales of securities.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Realized gains from sales, maturities and calls of securities:
Gross realized gains	$—	$6	$—	$38
Gross realized losses	—	—	—	—
Net realized gains	$—	$6	$—	$38
Proceeds from sales, maturities, calls and paydowns of securities	$16,352	$21,784	$30,981	$55,496

The Corporation pledges securities primarily to secure public deposits and repurchase agreements. Securities with an aggregate amortized cost of $229.20 million and an aggregate fair value of $212.85 million were pledged at June 30, 2022. Securities with an aggregate amortized cost of $185.25 million and an aggregate fair value of $186.22 million were pledged at December 31, 2021.

Securities in an unrealized loss position at June 30, 2022, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$57,130	$1,008	$—	$—	$57,130	$1,008
U.S. government agencies and corporations	73,935	4,163	27,788	4,504	101,723	8,667
Mortgage-backed securities	168,330	12,040	25,895	2,701	194,225	14,741
Obligations of states and political subdivisions	67,489	4,424	6,653	718	74,142	5,142
Corporate and other debt securities	21,422	1,325	1,379	121	22,801	1,446
Total temporarily impaired securities	$388,306	$22,960	$61,715	$8,044	$450,021	$31,004

There were 495 debt securities totaling $450.02 million of aggregate fair value considered temporarily impaired at June 30, 2022. The primary cause of the temporary impairments in the Corporation’s investments in debt securities was increases in market interest rates. The Corporation concluded that no other-than-temporary impairment existed in its securities portfolio at June 30, 2022, and no other-than-temporary impairment loss has been recognized in net income, based primarily on the fact that changes in fair value were caused primarily by fluctuations in interest rates, there were no securities with unrealized losses that were significant relative to their carrying amounts, securities with unrealized losses had generally high credit quality, the Corporation intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Corporation will not be required to sell these investments before a recovery of its investment, and issuers have continued to make timely payments of principal and interest. Additionally, the Corporation’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

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

The Corporation’s investment in restricted stock totaled $1.12 million at June 30, 2022 and $1.03 million at December 31, 2021 and consisted of FHLB stock.  Restricted stock is generally viewed as a long-term investment, which is carried at cost because there is no market for the stock other than the FHLBs. Therefore, when evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing any temporary decline in value. The Corporation did not consider its investment in restricted stock to be other-than-temporarily impaired at June 30, 2022 and no impairment has been recognized.

NOTE 3: Loans

Major classifications of loans are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Real estate – residential mortgage	$225,527	$217,016
Real estate – construction [1]	70,261	57,495
Commercial, financial and agricultural [2]	737,940	717,730
Equity lines	41,715	41,345
Consumer	7,843	8,280
Consumer finance[3]	437,065	368,194
	1,520,351	1,410,060
Less allowance for loan losses	(40,519)	(40,157)
Loans, net	$1,479,832	$1,369,903
1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending (which includes loans originated under the Paycheck Protection Program).
3	Includes the Corporation’s automobile lending and marine and recreational vehicle lending.

Consumer loans included $279,000 and $207,000 of demand deposit overdrafts at June 30, 2022 and December 31, 2021, respectively.

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting.  The outstanding principal balance and the carrying amount at June 30, 2022 and December 31, 2021 of loans acquired in business combinations were as follows:

	June 30, 2022			December 31, 2021
	Acquired Loans -	Acquired Loans -		Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total	Credit Impaired	Performing	Total
Outstanding principal balance	$5,656	$47,151	$52,807	$8,350	$57,862	$66,212
Carrying amount
Real estate – residential mortgage	$424	$9,503	$9,927	$817	$9,997	$10,814
Real estate – construction	—	—	—	—	1,356	1,356
Commercial, financial and agricultural[1]	1,245	30,388	31,633	2,753	37,313	40,066
Equity lines	21	5,375	5,396	38	6,919	6,957
Consumer	38	1,000	1,038	47	1,213	1,260
Total acquired loans	$1,728	$46,266	$47,994	$3,655	$56,798	$60,453
1	Includes acquired loans classified by the Corporation as commercial real estate lending and commercial business lending.

The following table presents a summary of the change in the accretable yield of loans classified as purchased credit impaired (PCI):

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Accretable yield, balance at beginning of period	$3,111	$4,048
Accretion	(1,019)	(1,537)
Reclassification of nonaccretable difference due to improvement in expected cash flows	616	743
Other changes, net	(271)	84
Accretable yield, balance at end of period	$2,437	$3,338

Loans on nonaccrual status were as follows:

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Real estate – residential mortgage	$331	$315
Commercial, financial and agricultural:
Commercial business lending	—	2,122
Equity lines	113	104
Consumer	1	3
Consumer finance:
Automobiles	464	380
Total loans on nonaccrual status	$909	$2,924

The past due status of loans as of June 30, 2022 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$707	$323	$28	$1,058	$424	$224,045	$225,527	$—
Real estate – construction:
Construction lending	—	—	—	—	—	57,006	57,006	—
Consumer lot lending	100	—	—	100	—	13,155	13,255	—
Commercial, financial and agricultural:
Commercial real estate lending	—	—	107	107	1,245	554,026	555,378	107
Land acquisition and development lending	—	—	—	—	—	33,587	33,587	—
Builder line lending	—	—	—	—	—	30,201	30,201	—
Commercial business lending	315	—	—	315	—	118,459	118,774	—
Equity lines	306	—	48	354	21	41,340	41,715	48
Consumer	3	—	—	3	38	7,802	7,843	—
Consumer finance:
Automobiles	7,110	1,356	464	8,930	—	372,643	381,573	—
Marine and recreational vehicles	107	—	—	107	—	55,385	55,492	—
Total	$8,648	$1,679	$647	$10,974	$1,728	$1,507,649	$1,520,351	$155
1	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $279,000, 30-59 days past due of $138,000 and 90+ days past due of $492,000.

The past due status of loans as of December 31, 2021 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$963	$325	$429	$1,717	$817	$214,482	$217,016	$129
Real estate – construction:
Construction lending	—	—	—	—	—	39,252	39,252	—
Consumer lot lending	—	—	—	—	—	18,243	18,243	—
Commercial, financial and agricultural:
Commercial real estate lending	—	39	—	39	2,753	525,121	527,913	—
Land acquisition and development lending	—	—	—	—	—	27,609	27,609	—
Builder line lending	—	—	—	—	—	30,499	30,499	—
Commercial business lending	8	—	—	8	—	131,701	131,709	—
Equity lines	55	31	49	135	38	41,172	41,345	49
Consumer	12	—	—	12	47	8,221	8,280	—
Consumer finance:
Automobiles	6,519	1,008	380	7,907	—	314,160	322,067	—
Marine and recreational vehicles	32	—	—	32	—	46,095	46,127	—
Total	$7,589	$1,403	$858	$9,850	$3,655	$1,396,555	$1,410,060	$178
1	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $2.24 million and 90+ days past due of $680,000.

There were no loan modifications during the three and six months ended June 30, 2022 and the three months ended June 30, 2021 that were classified as troubled debt restructurings (TDRs). There was one loan modification during the six months ended June 30, 2021 that was classified as a TDR.  This TDR was a residential mortgage with a recorded investment of $4,000 at the time of modification and included a modification of the loan’s payment structure.

All TDRs are considered impaired loans and are individually evaluated in the determination of the allowance for loan losses. A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due. The specific reserve associated with a TDR is reevaluated when a TDR payment default occurs. There were no TDR payment defaults during the three and six months ended June 30, 2022 and 2021.

Impaired loans, which included TDRs of $2.12 million, and the related allowance at June 30, 2022 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$1,258	$435	$724	$48	$1,113	$27
Commercial, financial and agricultural:
Commercial real estate lending	1,329	—	1,329	90	1,329	33
Equity lines	28	27	—	—	28	1
Total	$2,615	$462	$2,053	$138	$2,470	$61

Impaired loans, which included TDRs of $2.69 million, and the related allowance at December 31, 2021 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$1,689	$550	$1,035	$63	$1,560	$64
Commercial, financial and agricultural:
Commercial real estate lending	1,389	—	1,390	103	1,393	72
Commercial business lending	2,234	—	2,123	489	2,257	—
Equity lines	118	110	—	—	119	4
Total	$5,430	$660	$4,548	$655	$5,329	$140

NOTE 4: Allowance for Loan Losses

The following table presents the changes in the allowance for loan losses by major classification during the six months ended June 30, 2022:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2021	$2,660	$856	$11,085	$593	$172	$24,791	$40,157
Provision (credited) charged to operations	(118)	116	(657)	(71)	62	870	202
Loans charged off	—	—	(11)	—	(116)	(2,322)	(2,449)
Recoveries of loans previously charged off	11	—	5	2	62	2,529	2,609
Balance at June 30, 2022	$2,553	$972	$10,422	$524	$180	$25,868	$40,519

The following table presents the changes in the allowance for loan losses by major classification during the six months ended June 30, 2021:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2020	$2,914	$975	$10,696	$687	$371	$23,513	$39,156
Provision (credited) charged to operations	(113)	(182)	331	(88)	(88)	(180)	(320)
Loans charged off	—	—	—	—	(81)	(2,442)	(2,523)
Recoveries of loans previously charged off	13	—	1	1	65	2,558	2,638
Balance at June 30, 2021	$2,814	$793	$11,028	$600	$267	$23,449	$38,951

The following table presents, as of June 30, 2022, the balance of the allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$48	$—	$90	$—	$—	$—	$138
Collectively evaluated for impairment	2,505	972	10,332	524	180	25,868	40,381
Acquired loans - PCI	—	—	—	—	—	—	—
Total allowance	$2,553	$972	$10,422	$524	$180	$25,868	$40,519
Loans:
Individually evaluated for impairment	$1,159	$—	$1,329	$27	$—	$—	$2,515
Collectively evaluated for impairment	223,944	70,261	735,366	41,667	7,805	437,065	1,516,108
Acquired loans - PCI	424	—	1,245	21	38	—	1,728
Total loans	$225,527	$70,261	$737,940	$41,715	$7,843	$437,065	$1,520,351

The following table presents, as of December 31, 2021, the balance of the allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$63	$—	$592	$—	$—	$—	$655
Collectively evaluated for impairment	2,597	856	10,493	593	172	24,791	39,502
Acquired loans - PCI	—	—	—	—	—	—	—
Total allowance	$2,660	$856	$11,085	$593	$172	$24,791	$40,157
Loans:
Individually evaluated for impairment	$1,585	$—	$3,513	$110	$—	$—	$5,208
Collectively evaluated for impairment	214,614	57,495	711,464	41,197	8,233	368,194	1,401,197
Acquired loans - PCI	817	—	2,753	38	47	—	3,655
Total loans	$217,016	$57,495	$717,730	$41,345	$8,280	$368,194	$1,410,060

Loans by credit quality indicators as of June 30, 2022 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$224,086	$484	$626	$331	$225,527
Real estate – construction:
Construction lending	57,006	—	—	—	57,006
Consumer lot lending	13,255	—	—	—	13,255
Commercial, financial and agricultural:
Commercial real estate lending	547,596	1,749	6,033	—	555,378
Land acquisition and development lending	33,587	—	—	—	33,587
Builder line lending	30,201	—	—	—	30,201
Commercial business lending	118,774	—	—	—	118,774
Equity lines	41,546	—	56	113	41,715
Consumer	7,842	—	—	1	7,843
	$1,073,893	$2,233	$6,715	$445	$1,083,286
1	At June 30, 2022, the Corporation did not have any loans classified as Doubtful or Loss.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance:
Automobiles	$381,109	$464	$381,573
Marine and recreational vehicles	55,492	-	55,492
	$436,601	$464	$437,065

Loans by credit quality indicators as of December 31, 2021 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$215,432	$664	$605	$315	$217,016
Real estate – construction:
Construction lending	39,252	—	—	—	39,252
Consumer lot lending	18,243	—	—	—	18,243
Commercial, financial and agricultural:
Commercial real estate lending	519,938	1,989	5,986	—	527,913
Land acquisition and development lending	27,609	—	—	—	27,609
Builder line lending	30,499	—	—	—	30,499
Commercial business lending	129,587	—	—	2,122	131,709
Equity lines	41,013	47	181	104	41,345
Consumer	8,276	—	1	3	8,280
	$1,029,849	$2,700	$6,773	$2,544	$1,041,866
1	At December 31, 2021, the Corporation did not have any loans classified as Doubtful or Loss.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance:
Automobiles	$321,687	$380	$322,067
Marine and recreational vehicles	46,127	-	46,127
	$367,814	$380	$368,194

NOTE 5: Goodwill and Other Intangible Assets

The carrying amount of goodwill was $25.19 million at June 30, 2022 and December 31, 2021. There were no changes in the recorded balance of goodwill during the three and six months ended June 30, 2022 or 2021.

The Corporation had $1.83 million and $1.98 million of other intangible assets as of June 30, 2022 and December 31, 2021, respectively.  Other intangible assets were recognized in connection with the core deposits acquired from Peoples Bankshares, Incorporated in 2020 and customer relationships acquired by C&F Wealth Management in 2016. The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets:

	June 30,		December 31,
	2022		2021
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Core deposit intangibles	$1,711	$(394)	$1,711	$(325)
Other amortizable intangibles	1,405	(894)	1,405	(814)
Total	$3,116	$(1,288)	$3,116	$(1,139)

Amortization expense was $75,000 and $79,000 for the three months ended June 30, 2022 and 2021, respectively, and $149,000 and $157,000 for the six months ended June 30, 2022 and 2021, respectively.

NOTE 6: Equity, Other Comprehensive Income (Loss) and Earnings Per Share

Equity and Noncontrolling Interest

The Corporation’s Board of Directors authorized a program, effective December 1, 2021, to repurchase up to $10.0 million of the Corporation’s common stock through November 30, 2022 (the 2021 Repurchase Program). During the three and six months ended June 30, 2022, the Corporation repurchased 22,164 shares and 31,881 shares, respectively, for an aggregate cost of $1.12 million and $1.61 million, respectively, under the 2021 Repurchase Program.

The Corporation’s previous share repurchase program, which was authorized by the Board of Directors in November 2020, expired on November 30, 2021. There were 90,255 shares repurchased under the previous share repurchase program during the three and six months ended June 30, 2021 for an aggregate cost of $4.46 million.

Additionally during the six months ended June 30, 2022 and 2021, the Corporation withheld 4,503 shares and 7,311 shares of its common stock, respectively, from employees to satisfy tax withholding obligations upon vesting of restricted stock.

Noncontrolling interest represents an ownership interest in C&F Select LLC, a subsidiary of C&F Mortgage, held by an unrelated investor.

Accumulated Other Comprehensive Loss, Net

Changes in each component of accumulated other comprehensive loss were as follows for the three months ended June 30, 2022 and 2021:

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at March 31, 2022	$(14,253)	$(2,062)	$451	$(15,864)

Net (loss) income arising during the period	(12,760)	—	573	(12,187)
Related income tax effects	2,680	—	(147)	2,533
	(10,080)	—	426	(9,654)

Reclassifications into net income	—	(7)	(2)	(9)
Related income tax effects	—	2	—	2
	—	(5)	(2)	(7)

Other comprehensive (loss) income, net of tax	(10,080)	(5)	424	(9,661)

Accumulated other comprehensive (loss) income at June 30, 2022	$(24,333)	$(2,067)	$875	$(25,525)

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive income (loss) at March 31, 2021	$2,024	$(4,951)	$(633)	$(3,560)

Net income (loss) arising during the period	989	—	(235)	754
Related income tax effects	(207)	—	61	(146)
	782	—	(174)	608

Reclassifications into net income	(6)	44	(2)	36
Related income tax effects	1	(9)	—	(8)
	(5)	35	(2)	28

Other comprehensive income (loss), net of tax	777	35	(176)	636

Accumulated other comprehensive income (loss) at June 30, 2021	$2,801	$(4,916)	$(809)	$(2,924)

Changes in each component of accumulated other comprehensive loss were as follows for the six months ended June 30, 2022 and 2021:

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive income (loss) at December 31, 2021	$437	$(2,055)	$(469)	$(2,087)

Net (loss) income arising during the period	(31,355)	—	1,813	(29,542)
Related income tax effects	6,585	—	(466)	6,119
	(24,770)	—	1,347	(23,423)

Reclassifications into net income	—	(15)	(4)	(19)
Related income tax effects	—	3	1	4
	—	(12)	(3)	(15)

Other comprehensive (loss) income, net of tax	(24,770)	(12)	1,344	(23,438)

Accumulated other comprehensive (loss) income at June 30, 2022	$(24,333)	$(2,067)	$875	$(25,525)

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive income (loss) at December 31, 2020	$4,397	$(4,985)	$(1,367)	$(1,955)

Net (loss) income arising during the period	(1,982)	—	755	(1,227)
Related income tax effects	416	—	(194)	222
	(1,566)	—	561	(1,005)

Reclassifications into net income	(38)	87	(4)	45
Related income tax effects	8	(18)	1	(9)
	(30)	69	(3)	36

Other comprehensive (loss) income, net of tax	(1,596)	69	558	(969)

Accumulated other comprehensive income (loss) at June 30, 2021	$2,801	$(4,916)	$(809)	$(2,924)

The following table provides information regarding reclassifications from accumulated other comprehensive loss into net income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,		Line Item In the
(Dollars in thousands)	2022	2021	2022	2021	Consolidated Statements of Income
Securities available for sale:
Reclassification of net realized gains into net income	$—	$6	$—	$38	Net gains on sales, maturities and calls of available for sale securities
Related income tax effects	—	(1)	—	(8)	Income tax expense
	—	5	—	30	Net of tax

Defined benefit plan:[1]
Reclassification of recognized net actuarial losses into net income	(10)	(61)	(19)	(121)	Noninterest expenses - Other
Amortization of prior service credit into net income	17	17	34	34	Noninterest expenses - Other
Related income tax effects	(2)	9	(3)	18	Income tax expense
	5	(35)	12	(69)	Net of tax

Cash flow hedges:
Amortization of hedging gains into net income	2	2	4	4	Interest expense - Trust preferred capital notes
Related income tax effects	—	—	(1)	(1)	Income tax expense
	2	2	3	3	Net of tax

Total reclassifications into net income	$7	$(28)	$15	$(36)
1	See “Note 7: Employee Benefit Plans,” for additional information.

Earnings Per Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Three Months Ended June 30,
(Dollars in thousands)	2022	2021
Net income attributable to C&F Financial Corporation	$6,742	$8,008
Weighted average shares outstanding—basic and diluted	3,534,489	3,653,568

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Net income attributable to C&F Financial Corporation	$12,371	$15,069
Weighted average shares outstanding—basic and diluted	3,541,098	3,664,752

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

NOTE 7: Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost for the Bank’s non-contributory cash balance pension plan.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost, included in salaries and employee benefits	$440	$498	$919	$985

Other components of net periodic benefit cost:
Interest cost	122	113	246	229
Expected return on plan assets	(412)	(427)	(830)	(867)
Amortization of prior service credit	(17)	(17)	(34)	(34)
Recognized net actuarial losses	10	61	19	121
Other components of net periodic benefit cost, included in other noninterest expense	(297)	(270)	(599)	(551)

Net periodic benefit cost	$143	$228	$320	$434

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At June 30, 2022 and December 31, 2021, the Corporation’s entire securities portfolio was comprised of investments in debt securities classified as available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are ICE Data Services (ICE), Refinitiv, and Bloomberg Valuation Service (BVAL).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. ICE provides evaluated prices for the Corporation’s obligations of states and political subdivisions category of securities.  ICE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  Refinitiv and BVAL provide evaluated prices for the Corporation’s U.S. treasury, government agencies and corporations, mortgage-backed, and corporate categories of securities.  U.S. treasury securities and fixed-rate callable securities of U.S. government agencies and corporations are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to relative to-be-announced mortgage-backed securities (TBA securities) or other benchmark prices. TBA securities prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables. Fixed-rate securities issued by the Small Business Association in the mortgage backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.

Other investments. The Corporation holds equity investments in funds that provide debt and equity financing to small businesses. These investments are recorded at fair value and included in other assets in the Consolidated Balance Sheets.  Changes in fair value are recognized in net income.  The funds are managed by investment companies, and the net asset value of each fund is reported regularly by the investment companies. At June 30, 2022 and December 31, 2021, the fair value of these investments, based on net asset value, was $2.41 million and $1.47 million, respectively.  These investments, measured at net asset value, are not presented in the tables below related to fair value measurements. Changes in fair value of these investments resulted in the recognition of unrealized losses of $5,000 for the three months ended June 30, 2022 and unrealized gains of $19,000 for the six months ended June 30, 2022, and resulted in unrealized gains of $2,000 and $47,000 for the three and six months ended June 30, 2021, respectively.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis.

	June 30, 2022
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$57,130	$—	$57,130
U.S. government agencies and corporations	—	123,510	—	123,510
Mortgage-backed securities	—	195,833	—	195,833
Obligations of states and political subdivisions	—	99,933	—	99,933
Corporate and other debt securities	—	25,578	—	25,578
Total securities available for sale	—	501,984	—	501,984
Loans held for sale	—	43,362	—	43,362
Derivatives
IRLC	—	1,465	—	1,465
Interest rate swaps on loans	—	2,952	—	2,952
Cash flow hedges	—	1,148	—	1,148
Total assets	$—	$550,911	$—	$550,911

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$2,952	$—	$2,952
Total liabilities	$—	$2,952	$—	$2,952

	December 31, 2021
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$68,285	$—	$68,285
Mortgage-backed securities	—	190,349	—	190,349
Obligations of states and political subdivisions	—	92,666	—	92,666
Corporate and other debt securities	—	21,773	—	21,773
Total securities available for sale	—	373,073	—	373,073
Loans held for sale	—	82,295	—	82,295
Derivatives
IRLC	—	1,523	—	1,523
Interest rate swaps on loans	—	3,467	—	3,467
Total assets	$—	$460,358	$—	$460,358

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$3,467	$—	$3,467
Cash flow hedges	—	665	—	665
Forward sales of TBA securities	—	3	—	3
Total liabilities	$—	$4,135	$—	$4,135

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

At June 30, 2022 and December 31, 2021 there were no impaired loans and no OREO that were measured at fair value.

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

	Carrying	Fair Value Measurements at June 30, 2022 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$140,151	$138,902	$707	$—	$139,609
Securities available for sale	501,984	—	501,984	—	501,984
Loans, net	1,479,832	—	—	1,460,797	1,460,797
Loans held for sale	43,362	—	43,362	—	43,362
Derivatives
IRLC	1,465	—	1,465	—	1,465
Interest rate swaps on loans	2,952	—	2,952	—	2,952
Cash flow hedges	1,148	—	1,148	—	1,148
Bank-owned life insurance	20,821	—	20,821	—	20,821
Accrued interest receivable	7,701	7,701	—	—	7,701
Financial liabilities:
Demand and savings deposits	1,625,589	1,625,589	—	—	1,625,589
Time deposits	380,428	—	378,755	—	378,755
Borrowings	86,302	—	79,816	—	79,816
Derivatives
Interest rate swaps on loans	2,952	—	2,952	—	2,952
Accrued interest payable	660	660	—	—	660

	Carrying	Fair Value Measurements at December 31, 2021 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$269,487	$267,745	$1,235	$—	$268,980
Securities available for sale	373,073	—	373,073	—	373,073
Loans, net	1,369,903	—	—	1,379,564	1,379,564
Loans held for sale	82,295	—	82,295	—	82,295
Derivatives
IRLC	1,523	—	1,523	—	1,523
Interest rate swaps on loans	3,467	—	3,467	—	3,467
Bank-owned life insurance	20,597	—	20,597	—	20,597
Accrued interest receivable	6,810	6,810	—	—	6,810
Financial liabilities:
Demand and savings deposits	1,488,893	1,488,893	—	—	1,488,893
Time deposits	425,721	—	428,462	—	428,462
Borrowings	84,115	—	89,609	—	89,609
Derivatives
Cash flow hedges	665	—	665	—	665
Interest rate swaps on loans	3,467	—	3,467	—	3,467
Forward sales of TBA securities	3	—	3		3
Accrued interest payable	715	715	—	—	715

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

	Three Months Ended June 30, 2022
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$16,808	$630	$10,222	$—	$(3,268)	$24,392
Interest expense	1,174	194	3,091	587	(3,285)	1,761
Net interest income	15,634	436	7,131	(587)	17	22,631
Gain on sales of loans	—	2,639	—	—	(441)	2,198
Other noninterest income	4,135	1,400	49	(2,088)	(31)	3,465
Net revenue	19,769	4,475	7,180	(2,675)	(455)	28,294

Provision for loan losses	—	10	520	—	—	530
Noninterest expense	13,812	3,421	3,645	(1,766)	(13)	19,099
Income (loss) before taxes	5,957	1,044	3,015	(909)	(442)	8,665
Income tax expense (benefit)	1,141	262	820	(248)	(93)	1,882
Net income (loss)	$4,816	$782	$2,195	$(661)	$(349)	$6,783

Other data:
Capital expenditures	$158	$36	$—	$—	$—	$194
Depreciation and amortization	$924	$60	$103	$—	$—	$1,087

	Three Months Ended June 30, 2021
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$15,935	$1,021	$9,421	$—	$(2,511)	$23,866
Interest expense	1,456	312	2,302	588	(2,520)	2,138
Net interest income	14,479	709	7,119	(588)	9	21,728
Gain on sales of loans	—	5,957	—	—	(10)	5,947
Other noninterest income	3,583	2,308	74	945	(26)	6,884
Net revenue	18,062	8,974	7,193	357	(27)	34,559

Provision for loan losses	(200)	30	(430)	—	—	(600)
Noninterest expense	13,483	6,208	3,683	1,259	—	24,633
Income (loss) before taxes	4,779	2,736	3,940	(902)	(27)	10,526
Income tax expense (benefit)	854	768	1,065	(245)	(6)	2,436
Net income (loss)	$3,925	$1,968	$2,875	$(657)	$(21)	$8,090

Other data:
Capital expenditures	$211	$3	$1,107	$—	$—	$1,321
Depreciation and amortization	$1,034	$64	$103	$—	$—	$1,201

	Six Months Ended June 30, 2022
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$31,846	$1,118	$19,800	$—	$(6,141)	$46,623
Interest expense	2,347	314	5,859	1,169	(6,173)	3,516
Net interest income	29,499	804	13,941	(1,169)	32	43,107
Gain on sales of loans	—	5,347	—	—	(454)	4,893
Other noninterest income	8,059	2,721	115	(3,348)	(48)	7,499
Net revenue	37,558	8,872	14,056	(4,517)	(470)	55,499

Provision for loan losses	(700)	32	870	—	—	202
Noninterest expense	27,984	6,647	7,339	(2,633)	(27)	39,310
Income (loss) before taxes	10,274	2,193	5,847	(1,884)	(443)	15,987
Income tax expense (benefit)	1,941	545	1,590	(514)	(93)	3,469
Net income (loss)	$8,333	$1,648	$4,257	$(1,370)	$(350)	$12,518

Other data:
Capital expenditures	$1,271	$62	$17	$—	$—	$1,350
Depreciation and amortization	$1,893	$123	$206	$—	$—	$2,222

	Six Months Ended June 30, 2021
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$31,111	$2,148	$18,670	$—	$(4,987)	$46,942
Interest expense	3,180	685	4,502	1,170	(4,999)	4,538
Net interest income	27,931	1,463	14,168	(1,170)	12	42,404
Gain on sales of loans	—	13,062	—	—	(57)	13,005
Other noninterest income	7,270	5,032	186	1,456	(43)	13,901
Net revenue	35,201	19,557	14,354	286	(88)	69,310

Provision for loan losses	(200)	60	(180)	—	—	(320)
Noninterest expense	27,254	13,195	7,131	2,072	—	49,652
Income (loss) before taxes	8,147	6,302	7,403	(1,786)	(88)	19,978
Income tax expense (benefit)	1,429	1,789	2,001	(477)	(19)	4,723
Net income (loss)	$6,718	$4,513	$5,402	$(1,309)	$(69)	$15,255

Other data:
Capital expenditures	$350	$63	$3,031	$—	$—	$3,444
Depreciation and amortization	$2,100	$132	$158	$—	$—	$2,390

	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Total assets at June 30, 2022	$2,201,240	$67,894	$440,297	$41,702	$(416,793)	$2,334,340
Total assets at December 31, 2021	$2,131,391	$105,547	$372,292	$44,897	$(389,606)	$2,264,521

The community banking segment extends two warehouse lines of credit to the mortgage banking segment, providing a portion of the funds needed to originate mortgage loans. The community banking segment charges the mortgage banking segment interest at the daily FHLB advance rate plus a spread ranging from 50 basis points to 175 basis points. The community banking segment also provides the consumer finance segment with a portion of the funds needed to purchase loan contracts by means of variable rate notes that carry interest at 30-day term SOFR plus 211.5 basis points, with a floor of 3.5 percent, and fixed rate notes that carry interest at rates ranging from 2.3 percent to 5.1 percent. The community banking segment acquires certain residential real estate loans from the mortgage banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. In addition to unallocated expenses recorded by the holding company, certain overhead costs are incurred by the community banking segment and are not allocated to the mortgage banking and consumer finance segments.

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of loan commitments at the Bank was $314.69 million at June 30, 2022 and $305.37 million at December 31, 2021, which does not include IRLCs at the mortgage banking segment, which are discussed in Note 11.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $14.53 million at June 30, 2022 and $15.11 million at December 31, 2021.

The mortgage banking segment sells substantially all of the residential mortgage loans it originates to third-party investors. As is customary in the industry, the agreements with these investors require the mortgage banking segment to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the investors are entitled to make loss claims and repurchase requests of the mortgage banking segment for loans that contain covered deficiencies. The mortgage banking segment has obtained early payment default recourse waivers for a significant portion of its business. Recourse periods for early payment default for the remaining investors vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. The mortgage banking segment maintains an allowance for indemnifications that represents management’s estimate of losses that are probable of arising under these recourse provisions. As performance data for loans that have been sold is not made available to the mortgage banking segment by the investors, the estimate of potential losses is inherently subjective and is based on historical indemnification payments and management’s assessment of current conditions that may contribute to indemnified losses on mortgage loans that have been sold in the secondary market.  For the three and six months ended June 30, 2022, the Corporation recorded a reversal of provision for indemnifications of $286,000 and $869,000, respectively, and recorded a provision for indemnifications for the three and six months ended June 30, 2021 of $15,000 and $32,000, respectively, which is included in “Noninterest Expenses – Other” on the Consolidated Statements of Income. No indemnification payments were made during the three and six months ended June 30, 2022 or 2021. The allowance for indemnifications was $2.38 million at June 30, 2022 and $3.25 million at December 31, 2021.

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

Cash flow hedges.  The Corporation designates interest rate swaps as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Corporation’s trust preferred capital notes. These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Corporation’s borrowings for fixed-rate interest payments.  Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Corporation assesses the effectiveness of each hedging relationship quarterly. If the Corporation determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of June 30, 2022, the Corporation has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2024 and June 2029.

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

At June 30, 2022, the mortgage banking segment had $108.69 million of IRLCs and $44.30 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $152.99 million in mortgage loans.

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

The following tables summarize key elements of the Corporation’s derivative instruments other than forward sales of mortgage loans.  The fair values of forward sales of mortgage loans were not material to the consolidated financial statements of the Corporation at June 30, 2022 or December 31, 2021.

	June 30, 2022
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$1,148	$—
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	86,655	98	2,854
Matched interest rate swaps with counterparty	86,655	2,854	98
Mortgage banking contracts:
IRLCs	108,964	1,465	—

	December 31, 2021
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$—	$665
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	72,352	3,303	164
Matched interest rate swaps with counterparty	72,352	164	3,303
Mortgage banking contracts:
IRLCs	83,407	1,523	—
Forward sales of TBA securities	9,250	—	3

The Corporation and the Bank are required to maintain cash collateral with dealer counterparties for interest rate swap relationships in a loss position. At December 31, 2021, $3.88 million of cash collateral was maintained with dealer counterparties and was included in “Other assets” in the Consolidated Balance Sheet.

NOTE 12: Other Noninterest Expenses

The following table presents the significant components in the Consolidated Statements of Income line “Noninterest Expenses-Other.”

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Data processing fees	$2,645	$2,825	$5,246	$5,728
Professional fees	743	737	1,495	1,484
Mortgage banking loan processing expenses	499	867	1,001	1,761
Marketing and advertising expenses	506	459	974	804
Travel and educational expenses	303	203	745	357
Telecommunication expenses	330	387	697	761
Provision for indemnifications	(286)	15	(869)	32
Net periodic pension income	(297)	(269)	(599)	(550)
Other real estate (gain)/loss and expenses, net	1	(395)	1	(402)
All other noninterest expenses	1,897	1,900	3,796	3,800
Total other noninterest expenses	$6,341	$6,729	$12,487	$13,775

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

The following table presents selected financial performance highlights for the periods indicated:

TABLE 1: Financial Performance Highlights

(Dollars in thousands, except for per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Income (Loss):
Community Banking	$4,816	$3,925	$8,333	$6,718
Mortgage Banking	782	1,968	1,648	4,513
Consumer Finance	2,195	2,875	4,257	5,402
Other	(1,010)	(678)	(1,720)	(1,378)
Consolidated net income	$6,783	$8,090	$12,518	$15,255

Earnings per share - basic and diluted	$1.91	$2.19	$3.49	$4.11

Annualized return on average equity	13.80%	16.49%	12.36%	15.83%
Annualized return on average tangible common equity[1]	16.15%	19.21%	14.33%	18.50%
Annualized return on average assets	1.16%	1.50%	1.09%	1.43%
[1]

Refer to “Use of Certain Non-GAAP Financial Measures,” below, for information about these non-GAAP financial measures, including a reconciliation to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

Consolidated net income for the Corporation was $6.8 million for the second quarter of 2022, or $1.91 per share, compared with $8.1 million for the second quarter of 2021, or $2.19 per share.  Consolidated net income for the Corporation was $12.5 million for the first six months of 2022, or $3.49 per share, compared with consolidated net income of $15.3 million for the first six months of 2021, or $4.11 per share. The Corporation’s annualized ROE and ROA were 13.80 percent and 1.16 percent, respectively, for the second quarter of 2022, compared to 16.49 percent and 1.50 percent, respectively, for the second quarter of 2021. The Corporation’s annualized ROE and ROA were 12.36 percent and 1.09 percent, respectively, for the first six months of 2022, compared to 15.83 percent and 1.43 percent, respectively, for the first six months of 2021.

Return on average tangible common equity (ROTCE), which excludes the effect of intangible assets, on an annualized basis was 16.15 percent and 14.33 percent for the second quarter and first six months of 2022, respectively, compared to 19.21 percent and 18.50 percent, respectively, for the same periods in 2021.  Refer to “Use of Certain Non-GAAP Financial Measures,” below, for a reconciliation of ROTCE, which is a non-GAAP financial measure, to the most directly comparable financial measure calculated in accordance with U.S. GAAP.

Consolidated net income decreased $1.3 million and $2.7 million for the second quarter and first six months of 2022, respectively, compared to the same periods in 2021. The decrease in net income for the second quarter and first six months of 2022 compared to the same periods of 2021 were due primarily to lower net income of the mortgage banking segment, resulting from broad declines in mortgage origination volume across the industry, and the consumer finance segment, partially offset by higher net income of the community banking segment.

A discussion of the performance of our business segments is included under the heading “Business Segments” in the “Results of Operations” section of this discussion and analysis.

Key highlights for the three and six months ended June 30, 2022 are as follows.

●	Community banking segment loans as of June 30, 2022 grew $43.5 million or 16.9 percent annualized compared to March 31, 2022, excluding the effect of Paycheck Protection Program (PPP) loans. Average community bank segment loans increased 9.9 percent and 7.9 percent for the second quarter and first six months of 2022, respectively, compared to the same periods in 2021, excluding the effect of PPP loans;
●	Consumer finance segment loans as of June 30, 2022 grew $40.3 million or 40.7 percent annualized compared to March 31, 2022. Average consumer finance segment loans increased 28.4 percent and 24.9 percent for the second quarter and first six months of 2022, respectively, compared to the same periods in 2021;
●	Average deposits increased 8.1 percent and 7.0 percent for the second quarter and first six months of 2022, respectively, compared to the same periods in 2021;
●	The community banking segment recorded no provision for loan losses for the second quarter of 2022, compared to a net reversal of $200,000 for the second quarter of 2021. For the first six months of 2022, the community banking segment recorded a net reversal of provision for loan losses of $700,000, compared to a net reversal of $200,000 for the first six months of 2021;
●	The consumer finance segment recorded provision for loan losses of $520,000 for the second quarter of 2022, compared to a net reversal of provision of $430,000 for the second quarter of 2021. For the first six months of 2022, the consumer finance segment recorded provision for loan losses of $870,000, compared with a net reversal of $180,000 for the first six months of 2021;
●	The consumer finance segment experienced net recoveries at an annualized rate of 0.10 percent of average total loans for the first six months of 2022, compared to net recoveries of 0.07 for the first six months of 2021. Delinquencies remain lower than pre-pandemic levels and a strong used car market has mitigated losses on defaulted loans;
●	Consolidated annualized net interest margin was 4.12 percent for the second quarter of 2022, compared to 4.37 percent and 3.93 percent for the second quarter of 2021 and first quarter of 2022, respectively. Consolidated annualized net interest margin was 4.02 percent for the first six months of 2022, compared to 4.35 percent for the first six months of 2021. The increase in the second quarter of 2022 compared to the first quarter of 2022 was due primarily to utilizing lower yielding cash to fund growth in higher yielding loans and investments, as well as higher average yields on earning assets, including the effects of rising market interest rates;
●	The community banking segment recognized net PPP origination fees of $242,000 and $679,000 in the second quarter and first six months of 2022, respectively, compared to $1.2 million and $2.1 million in the second quarter and first six months of 2021, respectively;
●	The consumer finance segment’s average loan yield declined for the second quarter and first six months of 2022 compared to the same periods in 2021 as a result of pursuing growth in higher quality, lower yielding loans; and
●	Mortgage banking segment loan originations decreased 44.6 percent and 50.1 percent for the second quarter and first six months of 2022, respectively, compared to the same periods in 2021, amid declines in mortgage industry volume and rising mortgage interest rates.

Capital Management and Dividends

Total equity was $196.3 million at June 30, 2022, compared to $211.0 million at December 31, 2021. Under regulatory capital standards, the Corporation’s tier 1 capital and total capital ratios at June 30, 2022 were 12.8 percent and 15.5 percent, respectively, compared to 13.0 percent and 15.8 percent, respectively, at December 31, 2021. At June 30, 2022, the book value per share of the Corporation’s common stock was $55.52, and tangible book value per share, which is a non-GAAP financial measure, was $47.85, compared to $59.32 and $51.66, respectively, at December 31, 2021.

Total consolidated equity decreased $14.7 million at June 30, 2022 compared to December 31, 2021, due primarily to unrealized losses in the market value of securities available for sale of $24.8 million (net of tax), which are recognized as a component of other comprehensive income, partially offset by net income.  The Corporation’s securities available for sale are fixed income debt securities, and their decline in market value during the first six months of 2022 was a result of increases in market interest rates. The Corporation expects to recover its investments in debt securities through scheduled payments of principal and interest, and unrealized losses are not expected to affect the earnings or regulatory capital of the Corporation or the Bank.

For the second quarter of 2022, the Corporation’s 40 cents per share cash dividend equated to a payout ratio of 20.9 percent of earnings per share. The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital levels and requirements and expected future earnings. In making its decision on the payment of dividends on the Corporation’s common stock, the Corporation’s Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.

The Corporation has a share repurchase program that was authorized by the Board of Directors in November 2021 to repurchase up to $10.0 million of the Corporation’s common stock through November 30, 2022.  During the second quarter of 2022, the Corporation repurchased 22,164 shares, or $1.1 million of its common stock under the Corporation’s share repurchase program.

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

Allowance for Loan Losses: We establish the allowance for loan losses through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when we believe that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Our judgment in determining the level of the allowance is based on evaluations of the collectibility of loans while taking into consideration such factors as trends in delinquencies and charge-offs for relevant periods of time, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available.  In evaluating the level of the allowance, we consider a range of possible assumptions and outcomes related to the various factors identified above. Under alternative assumptions that we considered in developing our estimate of an allowance that will be adequate to absorb probable losses inherent in the loan portfolio at June 30, 2022, our estimate of the allowance varied between $37 million and $42 million.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three and six months ended June 30, 2022 and 2021. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented. Average balances of securities available for sale are included at amortized cost. Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect.

Accretion and amortization of fair value purchase adjustments related to business combinations are included in the computation of yields on loans and investments and on the costs of deposits and borrowings. The accretion contributed approximately 25 basis points and 18 basis points to the yields on community banking segment loans and total loans, respectively, for the second quarter of 2022, and 12 basis points to both the yield on total earning assets and net interest margin for the second quarter of 2022, compared to approximately 41 basis points and 28 basis points to the yields on community banking segment loans and total loans, respectively, for the second quarter of 2021, and 21 basis points to both the yield on total earning assets and net interest margin, for the second quarter of 2021.  The accretion contributed approximately 20 basis points and 14 basis points to the yields on community banking segment loans and total loans, respectively, for the first six months of 2022, and 10 basis points to both the yield on total earning assets and net interest margin for the first six months of 2022, compared to approximately 33 basis points and 23 basis points to the yields on community banking segment loans and total loans, respectively, for the first six months of 2021, and 17 basis points to both the yield on total earning assets and net interest margin, for the first six months of 2021.

The yield on loans includes, with respect to PPP loans, interest at a note rate of one percent as well as net deferred origination fees that are amortized based on the contractual maturity of the related loan or accelerated into interest income upon repayment of the loan.  Accretion of net PPP origination fees contributed approximately 9 basis points and 6 basis points to the yields on community banking segment loans and total loans, respectively, for the second quarter of 2022, and 4 basis points to both the yield on interest earning assets and net interest margin for the second quarter of 2022, compared to approximately 48 basis points and 33 basis points to the yields on community banking segment loans and total loans, respectively, for the second quarter of 2021, and 25 basis points to both the yield on interest earning assets and net interest margin for the second quarter of  2021.  Accretion of net PPP origination fees contributed approximately 13 basis points and 9 basis points to the yields on community banking segment loans and total loans, respectively, for the first six months of 2022, and 6 basis points to both the yield on interest earning assets and net interest margin for the first six months of 2022, compared to approximately 41 basis points and 28 basis points to the yields on community banking segment loans and total loans, respectively, for the first six months of 2021, and 21 basis points to both the yield on interest earning assets and net interest margin for the first six months of 2021.

TABLE 2: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended June 30,
	2022			2021
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$400,469	$1,738	1.74%	$255,767	$916	1.43%
Tax-exempt	69,077	428	2.48	83,893	552	2.63
Total securities	469,546	2,166	1.85	339,660	1,468	1.73
Loans:
Community banking segment	1,057,527	11,113	4.21	1,038,699	12,048	4.65
Mortgage banking segment	57,393	630	4.40	138,329	1,021	2.96
Consumer finance segment	417,503	10,223	9.82	325,218	9,422	11.62
Total loans	1,532,423	21,966	5.75	1,502,246	22,491	6.00
Interest-bearing deposits in other banks	215,240	394	0.73	165,211	48	0.12
Total earning assets	2,217,209	24,526	4.44	2,007,117	24,007	4.80
Allowance for loan losses	(40,300)			(39,553)
Total non-earning assets	168,658			191,262
Total assets	$2,345,567			$2,158,826

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$364,224	188	0.21	$307,686	121	0.16
Money market deposit accounts	404,365	253	0.25	311,825	194	0.25
Savings accounts	230,300	30	0.05	207,506	29	0.06
Certificates of deposit	385,094	630	0.66	453,200	1,053	0.93
Total interest-bearing deposits	1,383,983	1,101	0.32	1,280,217	1,397	0.44
Borrowings:
Repurchase agreements	36,527	41	0.45	22,399	26	0.47
Other borrowings	55,645	619	4.45	55,840	715	5.14
Total borrowings	92,172	660	2.86	78,239	741	3.79
Total interest-bearing liabilities	1,476,155	1,761	0.48	1,358,456	2,138	0.63
Noninterest-bearing demand deposits	630,154			556,719
Other liabilities	42,718			47,359
Total liabilities	2,149,027			1,962,534
Equity	196,540			196,292
Total liabilities and equity	$2,345,567			$2,158,826
Net interest income		$22,765			$21,869
Interest rate spread			3.96%			4.17%
Interest expense to average earning assets			0.32%			0.43%
Net interest margin			4.12%			4.37%

	Six Months Ended June 30,
	2022			2021
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$368,316	$3,029	1.64%	$229,299	$1,664	1.45%
Tax-exempt	70,134	870	2.48	85,020	1,145	2.69
Total securities	438,450	3,899	1.78	314,319	2,809	1.79
Loans:
Community banking segment	1,040,557	21,557	4.18	1,042,268	23,505	4.55
Mortgage banking segment	58,660	1,118	3.84	156,272	2,148	2.77
Consumer finance segment	399,409	19,801	10.00	319,751	18,671	11.78
Total loans	1,498,626	42,476	5.72	1,518,291	44,324	5.89
Interest-bearing deposits in other banks	235,023	500	0.43	145,435	94	0.13
Total earning assets	2,172,099	46,875	4.35	1,978,045	47,227	4.81
Allowance for loan losses	(40,538)			(39,542)
Total non-earning assets	172,865			191,685
Total assets	$2,304,426			$2,130,188

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$350,245	328	0.19	$304,226	251	0.17
Money market deposit accounts	383,224	471	0.25	308,753	396	0.26
Savings accounts	226,723	59	0.05	199,722	56	0.06
Certificates of deposit	400,426	1,348	0.68	458,923	2,361	1.03
Total interest-bearing deposits	1,360,618	2,206	0.33	1,271,624	3,064	0.49
Borrowings:
Repurchase agreements	34,636	78	0.45	21,797	51	0.47
Other borrowings	55,676	1,232	4.43	55,796	1,423	5.14
Total borrowings	90,312	1,310	2.90	77,593	1,474	3.80
Total interest-bearing liabilities	1,450,930	3,516	0.49	1,349,217	4,538	0.68
Noninterest-bearing demand deposits	608,160			536,364
Other liabilities	42,722			51,889
Total liabilities	2,101,812			1,937,470
Equity	202,614			192,718
Total liabilities and equity	$2,304,426			$2,130,188
Net interest income		$43,359			$42,689
Interest rate spread			3.86%			4.13%
Interest expense to average earning assets			0.33%			0.46%
Net interest margin			4.02%			4.35%

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

TABLE 3: Rate-Volume Recap

	Three Months Ended June 30, 2022 from 2021
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans:
Community banking segment	$(1,151)	$216	$(935)
Mortgage banking segment	365	(756)	(391)
Consumer finance segment	(1,605)	2,406	801
Securities:
Taxable	228	594	822
Tax-exempt	(30)	(94)	(124)
Interest-bearing deposits in other banks	326	20	346
Total interest income	(1,867)	2,386	519
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	42	25	67
Money market deposit accounts	—	59	59
Savings accounts	—	1	1
Certificates of deposit	(279)	(144)	(423)
Total interest-bearing deposits	(237)	(59)	(296)
Borrowings:
Repurchase agreements	(1)	16	15
Other borrowings	(94)	(2)	(96)
Total interest expense	(332)	(45)	(377)
Change in net interest income	$(1,535)	$2,431	$896

	Six Months Ended June 30, 2022 from 2021
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans:
Community banking segment	$(1,909)	$(39)	$(1,948)
Mortgage banking segment	631	(1,661)	(1,030)
Consumer finance segment	(3,087)	4,217	1,130
Securities:
Taxable	243	1,122	1,365
Tax-exempt	(85)	(190)	(275)
Interest-bearing deposits in other banks	320	86	406
Total interest income	(3,887)	3,535	(352)
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	33	44	77
Money market deposit accounts	(16)	91	75
Savings accounts	(7)	10	3
Certificates of deposit	(740)	(273)	(1,013)
Total interest-bearing deposits	(730)	(128)	(858)
Borrowings:
Repurchase agreements	(2)	29	27
Other borrowings	(188)	(3)	(191)
Total interest expense	(920)	(102)	(1,022)
Change in net interest income	$(2,967)	$3,637	$670

Net interest income, on a taxable-equivalent basis, for the second quarter of 2022 was $22.8 million, compared to $21.9 million for the second quarter of 2021. Net interest income, on a taxable-equivalent basis, for the first six months of 2022 was $43.4 million, compared to $42.7 million for the first six months of 2021. The increase in net interest income for the second quarter and first six months of 2022 compared to the same periods in 2021 was due primarily to higher average balances of earning assets, partially offset by a decrease in net interest margin. Average earning assets increased $210.1 million and $194.1 million for the second quarter of 2022 and first six months of 2022, respectively, compared to the same periods of 2021. Annualized net interest margin decreased 25 basis points to 4.12 percent for the second quarter of 2022 and decreased 33 basis points to 4.02 percent for the first six months of 2022, relative to the same periods in 2021, due primarily to lower average yields on consumer finance segment loans and lower accretion of net PPP origination fees and discounts on purchased loans included in loan yields at the community banking segment, partially offset by lower average costs of deposits and borrowings and rising yields on cash and securities. The yield on interest-earning assets and cost of interest-bearing liabilities decreased by 36 basis points and 15 basis points, respectively, for the second quarter of 2022, and decreased by 46 basis points and 19 basis points, respectively, for the first six months of 2022 compared to the same periods in 2021.

Average loans, which includes both loans held for investment and loans held for sale, increased $30.2 million to $1.5 billion for the second quarter of 2022 and decreased $19.7 million to $1.5 billion for the first six months of 2022, compared to the same periods in 2021. Average loans at the community banking segment increased $18.8 million, or 1.8 percent, for the second quarter of 2022, and decreased $1.7 million, or 0.2 percent,  for the first six months of 2022 compared to the same periods in 2021.  Excluding the impact of PPP loans, average loans at the community banking segment increased $95.1 million, or 9.9 percent, for the second quarter of 2022, and increased $76.0 million, or 7.9 percent, for the first six months of 2022 compared to the same periods in 2021.  The increase in average loans at the community banking segment excluding PPP loans for the second quarter and first six months of 2022 compared to the same periods in 2021 resulted primarily from growth in the commercial real estate and real estate construction segments of the loan portfolio. Average loans at the consumer finance segment increased $92.3 million, or 28.4 percent, for the second quarter of 2022, and increased $79.7 million, or 24.9 percent, for the first six months of 2022 compared to the same periods in 2021 due to higher average balances of automobile loans and marine and RV loans. Average loans at the mortgage banking segment, which consist primarily of loans held for sale, decreased $80.9 million, or 58.5 percent, for the second quarter of 2022, and decreased $97.6 million, or 62.5 percent for the first six months of 2022, compared to the same periods in 2021, due primarily to lower mortgage loan production volume.

The overall yield on average loans decreased 25 basis points to 5.75 percent for the second quarter of 2022, and decreased 17 basis points to 5.72 percent for the first six months of 2022, compared to the same periods in 2021 due primarily to lower average yield at the consumer finance segment and lower accretion of net PPP origination fees and discounts on purchased loans (including PCI loans) included in loan yields at the community banking segment, partially offset by the effect of growth in average balances of higher yielding consumer finance loans and a decrease in the average balances of lower yielding mortgage loans held for sale. The community banking segment average loan yield decreased 44 basis points to 4.21 percent for the second quarter of 2022, and decreased 37 basis points to 4.18 percent for the first six months of 2022, compared to the same periods in 2021 primarily as a result of lower recognition of net PPP origination fees and lower interest income on PCI loans. PPP loans earn interest at a note rate of one percent as well as net origination fees that are amortized over the contractual term of the related loan or accelerated into interest income upon repayment of the loan.  Net PPP origination fees recognized in the second quarter and first six months of 2022 were $242,000 and $679,000, respectively, compared to net PPP origination fees recognized in the second quarter and first six months of 2021 of $1.2 million and $2.1 million, respectively.  As of June 30, 2022, all net PPP origination fees received by C&F Bank have been recognized in income, totaling $6.3 million since the inception of the PPP in the second quarter of 2020. The recognition of interest income on PCI loans, which were acquired in connection with past mergers and acquisitions, is based on management’s expectation of future payments of principal and interest, which are inherently uncertain. Earlier than expected repayments of certain PCI loans resulted in the recognition of additional interest income during the second quarters and first six months of 2022 and 2021. Interest income recognized on PCI loans was $656,000 and $1.0 million for the second quarters of 2022 and 2021, respectively, and $1.0 million and $1.5 million for the first six months of 2022 and 2021, respectively. The consumer finance segment average loan yield decreased 180 basis points to 9.82 percent for the second quarter of 2022 and decreased 178 basis points to 10.00 percent for the first six months of 2022, compared to the same periods in 2021, due to the consumer finance segment continuing to pursue loan contracts of higher credit quality and lower average yields. The mortgage banking segment average loan yield increased 144 basis points to 4.40 percent for the second quarter of 2022, and increased 107 basis points to 3.84 percent for the first six months of 2022, compared to the same periods in 2021, due to higher mortgage interest rates.

Average securities available for sale increased $129.9 million and $124.1 million for the second quarter and first six months of 2022, respectively, compared to the same periods in 2021, due primarily to higher purchases of mortgage-backed securities and securities issued by the U.S. Treasury and government agencies and corporations with short maturities, in order to utilize excess liquidity by investing in debt securities rather than holding lower-yielding cash reserves. The average yield on the securities portfolio on a taxable-equivalent basis increased 12 basis points to 1.85 percent for the second quarter of 2022 compared to the second quarter of 2021, due primarily to rising interest rates during 2022, which allowed for purchases of securities at higher yields. The average yield on the securities portfolio on a taxable-equivalent basis decreased 1 basis point to 1.78 percent for the first six months of 2022 compared to the first six months of 2021, due to a shift in the composition of the securities portfolio toward shorter duration and lower-yielding mortgage backed securities and securities issued by the U.S. Treasury and government agencies and corporations, partially offset by rising interest rates during 2022.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the Federal Reserve Bank, increased $50.0 million for the second quarter of 2022 and increased $89.6 million for the first six months of 2022, compared to the same periods in 2021 due primarily to excess liquidity resulting from deposit growth and decreases in loans held for sale exceeding growth in securities and loans held for investment. The average yield on interest-bearing deposits in other banks increased 61 basis points for the second quarter of 2022, and increased 30 basis points for the first six months of 2022 compared to the same periods in 2021 due to rising interest rates during 2022.  The Federal Reserve Bank increased the interest rate on excess cash reserve balances from 0.10 percent at December 31, 2020 to 0.15 percent by the end of 2021 and to 1.65 percent by the end of the second quarter of 2022.

Average money market, savings and interest-bearing demand deposits increased $171.9 million and $147.5 million for the second quarter and first six months of 2022, respectively, and average time deposits decreased $68.1 million and $58.5 million for the second quarter and first six months of 2022, respectively, compared to the same periods in 2021, due primarily to growth in consumer and business money market and savings deposits and a shift to non-time deposits during a period of lower interest rates.  Average noninterest-bearing demand deposits increased $73.4 million and $71.8 million for the second quarter and first six months of 2022, respectively, compared to the same periods in 2021.  The average cost of interest-bearing deposits decreased 12 basis points and 16 basis points for the second quarter and first six months of 2022, respectively, compared to the same periods in 2021, due primarily to lower rates on time deposits, including maturities of time deposits that were opened when rates were higher, and a shift in composition toward non-time deposits.

Average borrowings increased $13.9 million and $12.7 million for the second quarter and first six months of 2022, respectively, compared to the same periods in 2021 due primarily to increases in balances of repurchase agreements with commercial deposit customers.  The average cost of borrowings decreased 93 basis points and 90 basis points for the second quarter and first six months of 2022, respectively, compared to the same periods in 2021 due primarily to the termination of a revolving bank line of credit during the fourth quarter of 2021 and growth in repurchase agreements, which have a lower average cost than long-term borrowings.

The Corporation believes that rising interest rates will continue to have a positive effect on yields of cash reserves, variable rate loans, new loan originations and purchases of securities available for sale at the community banking segment as well as mortgage loans held for sale, and that net interest margin will continue to expand in the near term as higher average yields on earning assets will outweigh the increasing cost of deposits. The extent to which rising interest rates affects net interest margin will depend on a number of factors, including (1) the Corporation’s ability to continue to grow loans at the community banking segment and consumer finance segment, and competition for loans, (2) the continued availability of funding through low-cost deposits and the Corporation’s ability to compete for deposits, (3) average yields on consumer finance loans, which may decline as a result of the higher credit quality of loan contracts purchased by the consumer finance segment, (4) possible lower accretion of discounts on purchased loans, which is included in yields on loans, and (5) further declines in mortgage loan production and therefore lower average loans held for sale at the mortgage banking segment. The Corporation can give no assurance as to the ultimate impact of rising interest rates or as to when or for how long the Corporation may experience an increase in net interest margin.

Noninterest Income

TABLE 4: Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Gains on sales of loans	$2,198	$5,947	$4,893	$13,005
Interchange income	1,559	1,471	2,989	2,789
Service charges on deposit accounts	1,071	828	2,117	1,647
Mortgage banking fee income	924	1,648	1,777	3,504
Wealth management services income, net	625	685	1,272	1,387
Mortgage lender services income	438	615	862	1,393
Other service charges and fees	402	413	776	802
Net gains on sales, maturities and calls of available for sale securities	—	6	—	38
Other (loss) income, net	(1,554)	1,218	(2,294)	2,341
Total noninterest income	$5,663	$12,831	$12,392	$26,906

Total noninterest income decreased $7.2 million, or 55.9 percent, for the second quarter of 2022 and decreased $14.5 million, or 53.9 percent, for the first six months of 2022, compared to the same periods in 2021. The decreases were due primarily to (1) lower volume of mortgage loan production and mortgage lender services, (2) lower margins on sales of mortgage loans and (3) unrealized losses in the second quarter and first six months of 2022 compared to unrealized gains in the second quarter and first six months of 2021 related to the Corporation’s nonqualified deferred compensation plan, included in other (loss) income, net, partially offset by (1) higher income from service charges on deposit accounts and debit card interchange activity and (2) $165,000 of swap fee income earned during the second quarter of 2022, included in other (loss) income, net.

The Corporation recognized unrealized losses related to its nonqualified deferred compensation plan of $2.1 million and $3.4 million for the second quarter and first six months of 2022, respectively, compared to unrealized gains of $947,000 and $1.5 million for the same periods in 2021, respectively. Unrealized gains and losses in the Corporation’s nonqualified deferred compensation plan are offset by changes in deferred compensation, recorded in salaries and employee benefits expense.

Noninterest Expense

TABLE 5: Noninterest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Salaries and employee benefits	$10,642	$15,714	$22,498	$31,327
Occupancy expense	2,116	2,190	4,325	4,550
Other expenses:
Data processing	2,645	2,825	5,246	5,728
Professional fees	743	737	1,495	1,484
Mortgage banking loan processing expenses	499	867	1,001	1,761
Other real estate loss/(gain) and expense, net	1	(395)	1	(402)
Provision for indemnifications	(286)	15	(869)	32
Other expenses	2,739	2,680	5,613	5,172
Total other expenses	6,341	6,729	12,487	13,775
Total noninterest expense	$19,099	$24,633	$39,310	$49,652

Total noninterest expenses decreased $5.5 million, or 22.5 percent, in the second quarter of 2022 and decreased $10.3 million, or 20.8 percent, in the first six months of 2022 compared to the same periods in 2021, due primarily to (1) a decrease in salaries and employee benefits related to deferred compensation, (2) lower expenses tied to mortgage loan production volume reported in salaries and employee benefits, mortgage banking loan processing expenses and data processing and (3) a reversal of provision for indemnifications in 2022 compared to provision recorded in 2021, partially offset by net gains on other real estate in 2021 related primarily to the sale of one property in the second quarter of 2021.

Changes in deferred compensation liabilities decreased salaries and employee benefits expense by $2.1 million and $3.4 million in the second quarter and first six months of 2022, respectively, and increased salaries and employee benefits expense by $947,000 and $1.5 million in the second quarter and first six months of 2021, respectively, and were offset in both periods by unrealized losses and gains, respectively, recorded in noninterest income.

Income Taxes

The Corporation’s consolidated effective income tax rate was 21.7 percent and 23.6 percent for the first six months of 2022 and 2021, respectively. The Corporation’s consolidated effective tax rate for the first six months of 2022 was lower compared to the same period in 2021 primarily as a result of a lower share of income at the mortgage banking segment, which is subject to state income taxes.

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

TABLE 6: Community Banking Segment Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Interest income	$16,808	$15,935	$31,846	$31,111
Interest expense	1,174	1,456	2,347	3,180
Net interest income	15,634	14,479	29,499	27,931
Provision for loan losses	—	(200)	(700)	(200)
Net interest income after provision for loan losses	15,634	14,679	30,199	28,131
Noninterest income:
Interchange income	1,559	1,471	2,989	2,789
Service charges on deposit accounts	1,085	828	2,145	1,647
Investment services income	625	685	1,272	1,387
Other income, net	866	599	1,653	1,447
Total noninterest income	4,135	3,583	8,059	7,270
Noninterest expense:
Salaries and employee benefits	8,165	8,309	16,652	16,557
Occupancy expense	1,613	1,644	3,331	3,416
Data processing	1,944	2,020	3,881	4,011
Other real estate loss/(gain) and expense, net	1	(395)	1	(402)
Other expenses	2,089	1,905	4,119	3,672
Total noninterest expenses	13,812	13,483	27,984	27,254
Income before income taxes	5,957	4,779	10,274	8,147
Income tax expense	1,141	854	1,941	1,429
Net income	$4,816	$3,925	$8,333	$6,718

The community banking segment reported net income of $4.8 million and $8.3 million for the second quarter and first six months of 2022, respectively, compared to $3.9 million and $6.7 million, respectively, for the same periods in 2021. Community banking segment net income increased $891,000 and $1.6 million for the second quarter and first six months of 2022 compared to the same periods in 2021. The increases in community banking segment net income were due primarily to higher net interest income from growth in earning assets, including securities and loans, and lower provision for loan losses in the first six months of 2022 compared to the first six months of 2021.

Net interest income for the community banking segment increased by $1.2 million to $15.6 million for the second quarter of 2022 and increased $1.6 million to $29.5 million for the first six months of 2022, respectively, compared to the same periods in 2021. These increases were due primarily to (1) higher average balances of loans (excluding PPP loans), securities and cash, funded by low-cost deposits, (2) the effects of rising interest rates during 2022 on asset yields and (3) lower average balances of and rates on time deposits, partially offset by (1) lower recognition of net PPP origination fees and (2) lower interest income on PCI loans.  Net PPP origination fees recognized in the second quarter and first six months of 2022 were $242,000, and $679,000, respectively, compared to $1.2 million and $2.1 million, respectively, for the same periods in 2021.  As of June 30, 2022, all net PPP origination fees received by C&F Bank have been recognized in income, totaling $6.3 million since the inception of the PPP in the second quarter of 2020. Interest income recognized on PCI loans was $656,000 and $1.0 million for the second quarter and first six months of 2022, respectively, and $1.0 million and $1.5 million for the second quarter and first six months of 2021, respectively.

The community banking segment recorded no provision for loan losses for the second quarter of 2022 and recorded a net reversal of provision for loan losses of $700,000 for the first six months of 2022, compared to a net reversal of provision for loan losses of $200,000 for both the second quarter and first six months of 2021. The reversal of provision for loan losses in the first six months of 2022 was due primarily to the resolution of certain impaired loans, which resulted in no losses being realized, and the reduction of certain qualitative adjustments to reserves, partially offset by provision related to loan growth. Noninterest income increased for the second quarter and first six months of 2022 compared to the same periods in 2021 as a result of higher service charges on deposit accounts, higher debit card interchange income and higher swap fee income, included in other income, net. Noninterest expenses increased during the same periods, driven primarily by net gains on other real estate in 2021 related primarily to the sale of one property in the second quarter of 2021.

Mortgage Banking:  The following table presents the mortgage banking operating results for the periods indicated.

TABLE 7: Mortgage Banking Segment Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Interest income	$630	$1,021	$1,118	$2,148
Interest expense	194	312	314	685
Net interest income	436	709	804	1,463
Provision for loan losses	10	30	32	60
Net interest income after provision for loan losses	426	679	772	1,403
Noninterest income:
Gains of sales of loans	2,639	5,957	5,347	13,062
Mortgage banking fee income	941	1,674	1,797	3,547
Mortgage lender services fee income	438	615	862	1,393
Other income	21	19	62	92
Total noninterest income	4,039	8,265	8,068	18,094
Noninterest expense:
Salaries and employee benefits	2,128	4,072	4,240	8,539
Occupancy expense	338	357	660	776
Data processing	304	455	614	1,071
Other expenses	651	1,324	1,133	2,809
Total noninterest expenses	3,421	6,208	6,647	13,195
Income before income taxes	1,044	2,736	2,193	6,302
Income tax expense	262	768	545	1,789
Net income	$782	$1,968	$1,648	$4,513

The mortgage banking segment reported net income of $782,000 and $1.6 million for the second quarter and first six months of 2022, respectively, compared to $2.0 million and $4.5 million, respectively, for the same periods in 2021. The decrease in net income of the mortgage banking segment for the second quarter and first six months of 2022 compared to the same periods in 2021 was due primarily to (1) lower volume of mortgage loan originations and mortgage lender services, which resulted in lower noninterest income and lower noninterest expense, (2) lower margins on sales of mortgage loans and (3) lower net interest income as a result of lower balances of loans held for sale, partially offset by a reversal of provision for indemnification losses, which is included in other expenses, during the second quarter and first six months of 2022.

The following table presents mortgage loan originations and mortgage loans sold for the periods indicated.

TABLE 8: Mortgage Loan Originations

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Mortgage loan originations:
Purchases	$185,659	$273,113	$327,209	$460,368
Refinancings	25,413	108,195	73,767	343,443
Total mortgage loan originations[1]	$211,072	$381,308	$400,976	$803,811

Lock-adjusted originations[2]	$215,876	$348,119	$423,466	$765,189
1	Total mortgage loan originations does not include mortgage lender services.
2	Lock-adjusted originations includes an estimate of the effect of changes in the volume of mortgage loan applications in process that have not closed, net of volume not expected to close.

Mortgage loan originations for the mortgage banking segment decreased 44.6 percent for the second quarter of 2022 and decreased 50.1 percent for the first six months of 2022 compared to the same periods in 2021.  Gains on sales of loans, while driven in part by mortgage loan originations, also includes the effects of changes in locked loan commitments, which reflect the volume of mortgage loan applications that are in process and have not closed. Lock-adjusted originations for the mortgage banking segment decreased 38.0 percent for the second quarter of 2022 and decreased 44.7 percent for the first six months of 2022 compared to the same periods in 2021. Following the elevated volume levels in the mortgage industry during 2020 and 2021 that accompanied historically low mortgage interest rates and a highly active residential real estate market, the first six months of 2022 represents a return to levels of mortgage banking segment volume (of both refinancings and home purchases) that are normalized and in line with historical production of the mortgage banking segment.

Locked loan commitments increased by $5.5 million during the second quarter of 2022 and decreased by $37.7 million during the second quarter of 2021.  Locked loan commitments increased by $25.6 million during the first six months of 2022 and decreased by $43.9 million during the first six months of 2021.  Locked loan commitments were $109.0 million at June 30, 2022, compared to $83.4 million at December 31, 2021 and $154.7 million at June 30, 2021. Mortgage lender services fee income is derived from providing mortgage origination functions to third-party mortgage lenders for a fee. Mortgage lender services volume decreased for the second quarter and first six months of 2022 compared to the same periods in 2021 as a result of lower mortgage industry volume.

The mortgage banking segment recorded a reversal of provisions for indemnification losses of $286,000 and $869,000 for the second quarter and first six months of 2022, respectively, compared to provision for indemnification losses of $15,000 and $32,000, respectively, for the same periods in 2021.  The release of indemnification reserves in the second quarter and first six months of 2022 was due primarily to improvement in the mortgage banking segment’s assessment of borrower payment performance and other factors affecting expected losses on mortgage loans sold in the secondary market.  The mortgage banking segment increased reserves for indemnification losses during 2020 based on widespread forbearance on mortgage loans and economic uncertainty related to the COVID-19 pandemic.  To date, the mortgage banking segment has not made any payments for indemnification losses since the onset of the COVID-19 pandemic, and management believes that the indemnification reserve is sufficient to absorb losses related to loans that have been sold in the secondary market.

Consumer Finance:  The following table presents the consumer finance operating results for the periods indicated.

TABLE 9: Consumer Finance Segment Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Interest income	$10,222	$9,421	$19,800	$18,670
Interest expense	3,091	2,302	5,859	4,502
Net interest income	7,131	7,119	13,941	14,168
Provision for loan losses	520	(430)	870	(180)
Net interest income after provision for loan losses	6,611	7,549	13,071	14,348

Noninterest income	49	74	115	186
Noninterest expense:
Salaries and employee benefits	2,242	2,206	4,566	4,446
Occupancy expense	164	188	333	357
Data processing	389	343	733	635
Other expenses	850	946	1,707	1,693
Total noninterest expenses	3,645	3,683	7,339	7,131
Income before income taxes	3,015	3,940	5,847	7,403
Income tax expense	820	1,065	1,590	2,001
Net income	$2,195	$2,875	$4,257	$5,402

The consumer finance segment reported net income of $2.2 million and $4.3 million for the second quarter and first six months of 2022, respectively, compared to $2.9 million and $5.4 million, respectively, for the same periods in 2021.  The decrease in consumer finance segment net income for the second quarter and first six months of 2022, as compared to the same periods in 2021, was due primarily to lower average yields on automobile loans and higher provision for loan losses, partially offset by loan growth. Comparisons of consumer finance segment net interest income were affected by lower net interest margin and higher average balances of loans outstanding for the second quarter and first six months of 2022 compared to the same periods in 2021.  Net interest margin decreased due to lower average yields on loans, as a result of the consumer finance segment’s pursuing growth in higher quality, lower yielding loans. Average loans outstanding increased $92.3 million, or 28.4%, for the second quarter of 2022 and increased $79.7 million, or 24.9%, for the first six months of 2022, compared to the same periods in 2021.

Provision for loan losses increased as a result of significant loan growth in 2022, partially offset by a release of reserves related to continued improvement in loan performance. The consumer finance segment has experienced loan performance since 2020 that has been stronger than periods prior to the onset of the COVID-19 pandemic, resulting in part from the consumer finance segment continuing to purchase higher quality loans, and in part from government stimulus measures in response to the pandemic that benefitted borrowers. Additionally, a strong used car market has continued to mitigate the losses realized upon repossession and sale of automobiles. If loan performance deteriorates, resulting in elevated delinquencies or net charge-offs, or if values of used vehicles decline, provision for loan losses may increase in future periods.

ASSET QUALITY

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following table presents the Corporation’s loan loss experience for the periods indicated:

TABLE 10: Allowance for Loan Losses

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer[1]	Finance	Total
For the three months ended June 30, 2022:
Balance at beginning of period	$2,628	$893	$10,440	$544	$164	$25,099	$39,768
Provision charged to operations	(80)	79	(21)	(22)	54	520	530
Loans charged off	—	—	—	—	(68)	(1,009)	(1,077)
Recoveries of loans previously charged off	5	—	3	2	30	1,258	1,298
Balance at end of period	$2,553	$972	$10,422	$524	$180	$25,868	$40,519

Average loans	$218,318	$86,630	$713,753	$40,633	$8,041	$417,503	$1,484,878
Ratio of annualized net (recoveries) charge-offs to average loans	(0.01)%	—%	(0.00)%	(0.02)%	1.89%	(0.24)%	(0.06)%

For the three months ended June 30, 2021:
Balance at beginning of period	$2,893	$822	$11,007	$671	$277	$23,363	$39,033
Provision charged to operations	(85)	(29)	20	(72)	(4)	(430)	(600)
Loans charged off	—	—	—	—	(36)	(791)	(827)
Recoveries of loans previously charged off	6	—	1	1	30	1,307	1,345
Balance at end of period	$2,814	$793	$11,028	$600	$267	$23,449	$38,951

Average loans	$216,276	$54,468	$726,351	$44,498	$8,976	$325,218	$1,375,787
Ratio of annualized net (recoveries) charge-offs to average loans	(0.01)%	—%	(0.00)%	(0.01)%	0.27%	(0.63)%	(0.15)%

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer[1]	Finance	Total
For the six months ended June 30, 2022:
Balance at beginning of period	$2,660	$856	$11,085	$593	$172	$24,791	$40,157
Provision charged to operations	(118)	116	(657)	(71)	62	870	202
Loans charged off	—	—	(11)	—	(116)	(2,322)	(2,449)
Recoveries of loans previously charged off	11	—	5	2	62	2,529	2,609
Balance at end of period	$2,553	$972	$10,422	$524	$180	$25,868	$40,519

Average loans	$216,776	$81,928	$702,950	$40,587	$8,114	$399,409	$1,449,764
Ratio of annualized net (recoveries) charge-offs to average loans	(0.01)%	—%	0.00%	(0.01)%	1.33%	(0.10)%	(0.02)%

For the six months ended June 30, 2021:
Balance at beginning of period	$2,914	$975	$10,696	$687	$371	$23,513	$39,156
Provision charged to operations	(113)	(182)	331	(88)	(88)	(180)	(320)
Loans charged off	—	—	—	—	(81)	(2,442)	(2,523)
Recoveries of loans previously charged off	13	—	1	1	65	2,558	2,638
Balance at end of period	$2,814	$793	$11,028	$600	$267	$23,449	$38,951

Average loans	$216,121	$58,064	$722,749	$45,972	$9,629	$319,751	$1,372,286
Ratio of annualized net (recoveries) charge-offs to average loans	(0.01)%	—%	(0.00)%	(0.00)%	0.33%	(0.07)%	(0.02)%

1	Consumer loans includes provision, charge-offs and recoveries related to demand deposit overdrafts.

For further information regarding the adequacy of our allowance for loan losses, refer to “Table 14: Nonperforming Assets” and the accompanying disclosure below.

The allocation of the allowance for loan losses and the ratio of corresponding outstanding loan balances to total loans are as follows as of the dates indicated:

TABLE 11: Allocation of Allowance for Loan Losses

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,553	$2,660
Real estate—construction [1]	972	856
Commercial, financial and agricultural [2]	10,422	11,085
Equity lines	524	593
Consumer	180	172
Consumer finance	25,868	24,791
Total allowance for loan losses	$40,519	$40,157
Ratio of loans to total period-end loans:
Real estate—residential mortgage	15%	15%
Real estate—construction [1]	5	4
Commercial, financial and agricultural [2]	48	51
Equity lines	3	3
Consumer	1	1
Consumer finance	28	26
	100%	100%
1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators are presented in Table 12 below.  The characteristics of these loan ratings are as follows:

●	Pass rated loans are to persons or business entities with an acceptable financial condition, appropriate collateral margins, appropriate cash flow to service the existing loan, and an appropriate leverage ratio. The borrower has paid all obligations as agreed and it is expected that this type of payment history will continue. When necessary, acceptable personal guarantors support the loan.

●	Special mention loans have a specific identified weakness in the borrower’s operations and in the borrower’s ability to generate positive cash flow on a sustained basis. The borrower’s recent payment history may be characterized by late payments. The Corporation’s risk exposure is mitigated by collateral supporting the loan. The collateral is considered to be well-margined, well maintained, accessible and readily marketable.

●	Substandard loans are considered to have specific and well-defined weaknesses that jeopardize the viability of the Corporation’s credit extension. The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantor(s) to pay the loan may not adequately protect the Corporation. There is a distinct possibility that the Corporation will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet the Corporation’s definition of impaired unless the loan is significantly past due and the borrower’s performance and financial condition provide evidence that it is probable that the Corporation will be unable to collect all amounts due.

●	Substandard nonaccrual loans have the same characteristics as substandard loans; however, they have a nonaccrual classification because it is probable that the Corporation will not be able to collect all amounts due.
●	Doubtful rated loans have all the weaknesses inherent in a loan that is classified substandard but with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high.
●	Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

TABLE 12: Credit Quality Indicators

Loans by credit quality indicators as of June 30, 2022 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$224,086	$484	$626	$331	$225,527
Real estate – construction [2]	70,261	—	—	—	70,261
Commercial, financial and agricultural [3]	730,158	1,749	6,033	—	737,940
Equity lines	41,546	—	56	113	41,715
Consumer	7,842	—	—	1	7,843
	$1,073,893	$2,233	$6,715	$445	$1,083,286

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$436,601	$464	$437,065
1	At June 30, 2022, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2021 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$215,432	$664	$605	$315	$217,016
Real estate – construction [2]	57,495	—	—	—	57,495
Commercial, financial and agricultural [3]	707,633	1,989	5,986	2,122	717,730
Equity lines	41,013	47	181	104	41,345
Consumer	8,276	—	1	3	8,280
	$1,029,849	$2,700	$6,773	$2,544	$1,041,866

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$367,814	$380	$368,194
1	At December 31, 2021, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

The decrease in substandard nonaccrual loans at June 30, 2022 compared to December 31, 2021 was due primarily to the resolution of certain impaired loans.

Table 13 summarizes the Corporation’s credit ratios on a consolidated basis as of June 30, 2022 and December 31, 2021.

TABLE 13: Consolidated Credit Ratios

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Total loans	$1,520,351	$1,410,060
Nonaccrual loans	$909	$2,924
Allowance for loan losses (ALL)	$40,519	$40,157
Nonaccrual loans to total loans	0.06%	0.21%
ALL to total loans	2.67%	2.85%
ALL to nonaccrual loans	4,457.54%	1,373.36%

Table 14 summarizes nonperforming assets by principal business segments as of the dates indicated.

TABLE 14: Nonperforming Assets

Community Banking Segment

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Loans, excluding purchased loans and PPP loans	$1,023,661	$954,262
Purchased performing loans[1]	46,266	56,798
Purchased credit impaired loans[1]	1,728	3,655
PPP loans[2]	1,187	17,762
Total loans	$1,072,842	$1,032,477

Nonaccrual loans	$125	$2,359
OREO	$423	$835
Impaired loans[3]	$2,360	$5,058

ALL	$14,056	$14,803
Nonaccrual loans to total loans	0.01%	0.23%
ALL to total loans	1.31%	1.43%
ALL to nonaccrual loans	11,244.80%	627.51%
ALL to total loans, excluding purchased credit impaired loans[4]	1.31%	1.44%
ALL to total loans, excluding purchased loans and PPP loans	1.37%	1.55%
Annualized year-to-date net charge-offs to average total loans	0.01%	0.01%
1	Acquired loans are tracked in two separate categories – “purchased performing” and “purchased credit impaired.” The remaining discount for the purchased performing loans was $900,000 at June 30, 2022 and $1.1 million at December 31, 2021. The remaining discount for the purchased credit impaired loans was $3.9 million at June 30, 2022 and $4.7 million at December 31, 2021.
2	The principal amount of outstanding PPP loans was $1.2 million at June 30, 2022 and $18.4 million at December 31, 2021.
3	Impaired loans includes $2.2 million of loans on nonaccrual at December 31, 2021. There were no impaired loans on nonaccrual at June 30, 2022. Impaired loans also includes $2.1 million and $2.7 million of TDRs at June 30, 2022 and at December 31, 2021, respectively.

4	The ratio of ALL to total loans, excluding purchased credit impaired loans, includes purchased performing loans and loans originated under the PPP for which no allowance for loan losses is required.

Mortgage Banking Segment

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Total loans[1]	$10,445	$9,389
Nonaccrual loans	$320	$185
Impaired loans	$155	$150
ALL	$595	$563
Nonaccrual loans to total loans	3.06%	1.97%
ALL to total loans	5.70%	6.00%
ALL to nonaccrual loans	185.94%	304.32%
Annualized year-to-date net charge-offs to average total loans	—%	—%
1	Total loans does not include loans held for sale at the mortgage banking segment.

Consumer Finance Segment

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Total loans	$437,064	$368,194
Nonaccrual loans	$464	$380
Repossessed assets	$121	$190
ALL	$25,868	$24,791
Nonaccrual loans to total loans	0.11%	0.10%
ALL to total loans	5.92%	6.73%
ALL to nonaccrual loans	5,575.00%	6,523.95%
Annualized year-to-date net recoveries to average total loans	(0.10)%	(0.14)%

Nonperforming assets of the community banking segment totaled $548,000 at June 30, 2022 compared to $3.2 million at December 31, 2021. Nonperforming assets consisted of $125,000 in nonaccrual loans and $423,000 in OREO at June 30, 2022 and consisted of $2.4 million in nonaccrual loans and $835,000 in OREO at December 31, 2021.  The decrease in nonaccrual loans at June 30, 2022 as compared to December 31, 2021 was primarily due to the resolution of certain impaired loans during the first six months of 2022.

At June 30, 2022, the allowance for loan losses at the community banking segment decreased to $14.1 million, compared to $14.8 million at December 31, 2021.  The allowance for loan losses as a percentage of total loans at the community banking segment, excluding PCI loans, at June 30, 2022 decreased to 1.31 percent, compared to 1.44 percent at December 31, 2021.  The allowance for loan losses as a percentage of total loans excluding all purchased loans and loans originated under the PPP decreased to 1.37 percent at June 30, 2022, compared to 1.55 percent at December 31, 2021, due primarily to the resolution of certain impaired loans and continued strong credit quality of the loan portfolio.

Nonaccrual loans at the consumer finance segment were $464,000 at June 30, 2022, compared to $380,000 at December 31, 2021. Nonaccrual consumer finance loans remain low relative to the allowance for loan losses and the total consumer finance loan portfolio because the consumer finance segment generally initiates repossession of loan collateral once a loan becomes more than 60 days delinquent and due to improvement in loan performance.  Repossessed vehicles of the consumer finance segment are classified as other assets and consist only of vehicles the Corporation has the legal right to sell.  Prior to the reclassification from loans to repossessed vehicles, the difference between the carrying amount of each loan and the fair value of each vehicle (i.e. the deficiency) is charged against the allowance for loan losses. At June 30, 2022, repossessed vehicles available for sale totaled $121,000, compared to $190,000 at December 31, 2021.

The consumer finance segment’s allowance for loan losses increased $1.1 million to $25.9 million at June 30, 2022 from $24.8 million at December 31, 2021. The consumer finance segment experienced annualized net recoveries for the first six months of 2022 of 0.10 percent of average total loans, compared to net recoveries of 0.07 percent for the first six months of 2021. The change in the net recovery ratio for the first six months of 2022 compared to the first six months of 2021 reflects a lower number of charge-offs during 2022.  Charge-offs in both years were lower than historical levels for the consumer finance segment, due to strong loan performance and a strong market for used autos, which mitigates losses on defaulted auto loans.  The consumer finance segment has experienced loan performance since 2020 that has been stronger than periods prior to the onset of the COVID-19 pandemic, resulting in part from the consumer finance segment continuing to purchase higher quality loans, and in part from government stimulus measures in response to the pandemic that benefitted borrowers.  At June 30, 2022, total delinquent loans as a percentage of total loans was 2.07 percent, compared to 2.16 percent at December 31, 2021 and 1.77 percent at June 30, 2021.  The allowance for loan losses as a percentage of total loans decreased to 5.92 percent at June 30, 2022 from 6.73 percent at December 31, 2021, primarily as a result of improving credit quality of the portfolio, which has resulted in lower net charge-offs, and a reduction of certain qualitative adjustments to reserves related to the COVID-19 pandemic.

The consumer finance segment at times offers payment deferrals to borrowers as a portfolio management technique to achieve higher ultimate cash collections on select loan accounts. Average amounts of payment deferrals on a monthly basis, which are not included in delinquent loans, were 1.46 percent and 1.16 percent as a percentage of average automobile loans outstanding for the second quarter of 2022 and 2021, respectively and were 1.48 percent and 1.09 percent as a percentage of average automobile loans outstanding for the first six months of 2022 and 2021, respectively.

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

TABLE 15: Impaired Loans

Impaired loans, which included TDRs of $2.1 million, and the related allowance at June 30, 2022, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$1,258	$435	$724	$48	$1,113	$27
Commercial, financial and agricultural:
Commercial real estate lending	1,329	—	1,329	90	1,329	33
Equity lines	28	27	—	—	28	1
Total	$2,615	$462	$2,053	$138	$2,470	$61

Impaired loans, which included TDRs of $2.7 million, and the related allowance at December 31, 2021, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$1,689	$550	$1,035	$63	$1,560	$64
Commercial, financial and agricultural:
Commercial real estate lending	1,389	—	1,390	103	1,393	72
Commercial business lending	2,234	—	2,123	489	2,257	—
Equity lines	118	110	—	—	119	4
Total	$5,430	$660	$4,548	$655	$5,329	$140

The decrease in the recorded investment in impaired loans and the related allowance at June 30, 2022 compared to December 31, 2021 is due primarily to the resolution of certain loans in the first six months of 2022, which resulted in no losses being realized.

TDRs at June 30, 2022 and December 31, 2021 were as follows:

TABLE 16: Troubled Debt Restructurings

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Accruing TDRs	$2,118	$2,575
Nonaccrual TDRs[1]	—	115
Total TDRs[2]	$2,118	$2,690
1	Included in nonaccrual loans in Table 14: Nonperforming Assets.
2	Included in impaired loans in Table 14: Nonperforming Assets and Table 15: Impaired Loans.

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

FINANCIAL CONDITION

At June 30, 2022, the Corporation had total assets of $2.3 billion, which was an increase of $69.8 million since December 31, 2021. The increase was attributable primarily to increases in available for sale securities and loans held for investment, partially offset by a decrease in loans held for sale, and was funded by growth in money market, savings and demand deposits. The significant components of the Corporation’s Consolidated Balance Sheets are discussed below.

Loan Portfolio

Tables 17 and 18 present information pertaining to the composition of loans held for investment and the maturity/repricing of certain loans held for investment, respectively.

TABLE 17: Summary of Loans Held for Investment

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate—residential mortgage	$225,527	15%	$217,016	15%
Real estate—construction [1]	70,261	5	57,495	4
Commercial, financial, and agricultural [2]	737,940	48	717,730	51
Equity lines	41,715	3	41,345	3
Consumer	7,843	1	8,280	1
Consumer finance	437,065	28	368,194	26
Total loans	1,520,351	100%	1,410,060	100%
Less allowance for loan losses	(40,519)		(40,157)
Total loans, net	$1,479,832		$1,369,903
1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending (which includes loans originated under the PPP of $1.2 million and $17.8 million at June 30, 2022 and December 31, 2021, respectively). Other commercial, financial and agricultural loans were $736.8 million and $699.9 million at June 30, 2022 and December 31, 2021, respectively.

The increase in total loans from December 31, 2021 to June 30, 2022 was due primarily to growth in automobile loans at the consumer finance segment and commercial real estate and real estate construction lending at the community banking segment, partially offset by repayment of PPP loans.

TABLE 18: Maturity/Repricing Schedule of Loans Held for Investment

	June 30, 2022
	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Variable Rate:
Within 1 year	$879	$43,886	$197,304	$40,530	$48	$—	$282,647
1 to 5 years	2,052	—	60,202	1,171	—	—	63,425
5 to 15 years	69	—	26,200	—	—	—	26,269
After 15 years	—	—	—	—	—	—	—
Fixed Rate:
Within 1 year	$3,608	$18,404	$21,687	$—	$868	$6,047	$50,614
1 to 5 years	27,878	5,214	175,496	—	4,972	163,024	376,584
5 to 15 years	136,738	2,463	246,931	—	1,955	267,994	656,081
After 15 years	54,303	294	10,120	14	—	—	64,731

	$225,527	$70,261	$737,940	$41,715	$7,843	$437,065	$1,520,351

Beginning in April 2020, the community banking segment originated loans under the PPP which are guaranteed by the SBA, and in some cases borrowers may be eligible to obtain forgiveness of the loans, in which case loans would be repaid by the SBA.  Net PPP origination fees recognized in the second quarter and first six months of 2022 were $242,000 and $679,000, respectively, compared to $1.2 million and $2.1 million, respectively, in the same periods in 2021.  As of June 30, 2022, all net PPP origination fees received by C&F Bank have been recognized in income, totaling $6.3 million since the inception of the PPP. As repayment of PPP loans is guaranteed by the SBA, the community banking segment does not recognize a reserve for PPP loans in its allowance for loan losses.  Table 19 presents the outstanding principal of loans originated under the PPP as of June 30, 2022 and December 31, 2021.

TABLE 19: Paycheck Protection Program Loans

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Outstanding principal	$1,187	$18,441
Unrecognized deferred fees, net	—	(679)
	$1,187	$17,762

Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At June 30, 2022 and December 31, 2021, all securities in the Corporation’s investment portfolio were classified as available for sale.

Table 20 sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 20: Securities Available for Sale

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. Treasury securities	$57,130	11%	$—	—%
U.S. government agencies and corporations	123,510	25	68,285	18
Mortgage-backed securities	195,833	39	190,349	51
Obligations of states and political subdivisions	99,933	20	92,666	25
Corporate and other debt securities	25,578	5	21,773	6
Total available for sale securities at fair value	$501,984	100%	$373,073	100%

Securities available for sale increased by $128.9 million to $502.0 million at June 30, 2022, compared to $373.1 million at December 31, 2021, due primarily to purchases of U.S. Treasury, U.S. government agencies and corporations and mortgage-backed securities with short maturities, in order to utilize excess liquidity by investing in debt securities rather than holding lower-yielding cash reserves. Net unrealized losses in the market value of securities available for sale were $30.8 million at June 30, 2022 and net unrealized gains in the market value of securities available for sale were $553,000 at December 31, 2021.  The decline in market value of securities available for sale during the first six months of 2022 was primarily a result of increases in market interest rates.

For more information about the Corporation's securities available for sale, including information about securities in an unrealized loss position at June 30, 2022 and December 31, 2021, see Part I, Item 1, “Financial Statements” under the heading “Note 2: Securities” in this Quarterly Report on Form 10-Q.

Table 21 presents additional information pertaining to the composition of the securities portfolio at amortized cost, by the earlier of contractual maturity or expected maturity.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

TABLE 21: Maturity of Securities

	June 30, 2022
		Weighted
	Amortized	Average
(Dollars in thousands)	Cost	Yield [1]
U.S. Treasury securities:
Maturing within 1 year	$4,913	2.03%
Maturing after 1 year, but within 5 years	53,225	2.08
Total U.S. Treasury securities	58,138	2.08
U.S. government agencies and corporations:
Maturing within 1 year	46,791	1.70
Maturing after 1 year, but within 5 years	65,842	2.21
Maturing after 5 years, but within 10 years	17,929	1.42
Maturing after 10 years	1,610	1.56
Total U.S. government agencies and corporations	132,172	1.91
Mortgage-backed securities:
Maturing within 1 year	635	1.85
Maturing after 1 year, but within 5 years	148,492	1.64
Maturing after 5 years, but within 10 years	59,420	1.48
Maturing after 10 years	2,025	3.22
Total mortgage-backed securities	210,572	1.61
States and municipals:[1]
Maturing within 1 year	19,768	3.41
Maturing after 1 year, but within 5 years	51,327	2.35
Maturing after 5 years, but within 10 years	29,936	2.08
Maturing after 10 years	3,852	3.77
Total states and municipals	104,883	2.52
Corporate and other debt securities:
Maturing within 1 year	3,711	2.72
Maturing after 1 year, but within 5 years	21,310	3.45
Maturing after 5 years, but within 10 years	2,000	4.03
Total corporate and other debt securities	27,021	3.39
Total securities:
Maturing within 1 year	75,818	2.22
Maturing after 1 year, but within 5 years	340,196	2.04
Maturing after 5 years, but within 10 years	109,285	1.68
Maturing after 10 years	7,487	3.15
Total securities	$532,786	2.01
1.	Yields on tax-exempt securities have been computed on a taxable-equivalent basis using the federal corporate income tax rate of 21 percent. The weighted average yield is calculated based on the relative amortized costs of the securities.

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first six months of 2022, deposits increased $91.4 million to $2.01 billion at June 30, 2022, compared to $1.91 billion at December 31, 2021. Demand and savings deposits increased $136.7 million and time deposits decreased $45.3 million during the same period. This increase in demand and savings deposits was due in part to opening new deposit accounts and higher balances in existing deposit accounts.

The Corporation had $5,000 in brokered money market and time deposits outstanding at June 30, 2022 and December 31, 2021. The source of these brokered deposits is primarily uninvested cash balances held in third-party brokerage sweep accounts. The Corporation uses brokered deposits as a means of diversifying liquidity sources, as opposed to a long-term deposit gathering strategy.

Borrowings

Borrowings increased to $92.5 million at June 30, 2022 from $90.5 million at December 31, 2021 due primarily to fluctuations in balances with commercial deposit customers with repurchase agreements.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available for sale, totaled $428.0 million at June 30, 2022, compared to $454.6 million at December 31, 2021. The Corporation’s funding sources, including capacity, amount outstanding and amount available at June 30, 2022 are presented in Table 22.

TABLE 22: Funding Sources

	June 30, 2022
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$95,000	$—	$95,000
Repurchase lines of credit	35,000	—	35,000
Borrowings from FHLB	218,288	—	218,288
Borrowings from Federal Reserve Bank	107,161	—	107,161
Total	$455,449	$—	$455,449

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

TABLE 23: Regulatory Capital

	June 30, 2022
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$267,911	15.5%	$138,481	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	222,040	12.8	103,861	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	197,040	11.4	77,896	4.5		N/A	N/A
Tier 1 leverage ratio	222,040	9.5	93,915	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$242,962	14.2%	$137,045	8.0%		$171,307	10.0%
Tier 1 risk-based capital ratio	221,313	12.9	102,784	6.0		137,045	8.0
Common Equity Tier 1 capital ratio	221,313	12.9	77,088	4.5		111,349	6.5
Tier 1 leverage ratio	221,313	9.5	92,814	4.0		116,018	5.0

	December 31, 2021
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$257,779	15.8%	$130,817	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	213,095	13.0	98,113	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	188,095	11.5	73,585	4.5		N/A	N/A
Tier 1 leverage ratio	213,095	9.7	88,121	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$233,780	14.5%	$128,701	8.0%		$160,876	10.0%
Tier 1 risk-based capital ratio	213,423	13.3	96,526	6.0		128,701	8.0
Common Equity Tier 1 capital ratio	213,423	13.3	72,394	4.5		104,569	6.5
Tier 1 leverage ratio	213,423	9.8	87,184	4.0		108,980	5.0

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

The Basel III rules established a “capital conservation buffer” of 2.5 percent above the regulatory minimum risk-based capital ratios, which is not included in the table above.  Including the capital conservation buffer, the minimum ratios are a common equity Tier I risk-based capital ratio of 7.0 percent, a Tier I risk-based capital ratio of 8.5 percent, and a total risk-based capital ratio of 10.5 percent.  The Corporation and the Bank exceeded these ratios at June 30, 2022 and December 31, 2021.

The Corporation’s Board of Directors authorized a program, effective December 1, 2021, to repurchase up to $10.0 million of the Corporation’s common stock through November 30, 2022 (the 2021 Repurchase Program).  The Corporation's capital resources may be affected by the 2021 Repurchase Program. Repurchases under the 2021 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the 2021 Repurchase Program will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions, and there is no assurance that the Corporation will purchase any shares under the 2021 Repurchase Program. The 2021 Repurchase Program is authorized through November 30, 2022, and, as of June 30, 2022, there was $8.3 million remaining available for repurchases of the Corporation’s common stock under the 2021 Repurchase Program.

USE OF CERTAIN NON-GAAP FINANCIAL MEASURES

The accounting and reporting policies of the Corporation conform to GAAP in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of the Corporation’s performance. These include return on tangible common equity (ROTCE), tangible book value per share, and the following fully-taxable equivalent (FTE) measures: interest income on loans-FTE, interest income on securities-FTE, total interest income-FTE and net interest income-FTE. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented.

Management believes that the use of these non-GAAP measures provides meaningful information about operating performance by enhancing comparability with other financial periods, other financial institutions, and between different sources of interest income. The non-GAAP measures used by management enhance comparability by excluding the effects of balances of intangible assets, including goodwill, that vary significantly between institutions, and tax benefits that are not consistent across different opportunities for investment. These non-GAAP financial measures should not be considered an alternative to GAAP-basis financial statements, and other bank holding companies may define or calculate these or similar measures differently. A reconciliation of the non-GAAP financial measures used by the Corporation to evaluate and measure the Corporation’s performance to the most directly comparable GAAP financial measures is presented below.

TABLE 24: Non-GAAP Table

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except for share and per share data)	2022	2021	2022	2021
Reconciliation of Certain Non-GAAP Financial Measures
Return on Average Tangible Common Equity
Average total equity, as reported	$196,540	$196,292	$202,614	$192,718
Average goodwill	(25,191)	(25,191)	(25,191)	(25,191)
Average other intangible assets	(1,856)	(2,164)	(1,896)	(2,203)
Average noncontrolling interest	(628)	(560)	(754)	(731)
Average tangible common equity	$168,865	$168,377	$174,773	$164,593

Net income	$6,783	$8,090	$12,518	$15,255
Amortization of intangibles	74	79	149	157
Net income attributable to noncontrolling interest	(41)	(82)	(147)	(186)
Net income attributable to C&F Financial Corporation	$6,816	$8,087	$12,520	$15,226

Annualized return on average tangible common equity	16.15%	19.21%	14.33%	18.50%

Fully Taxable Equivalent Net Interest Income[1]
Interest income on loans	$21,923	$22,466	$42,407	$44,279
FTE adjustment	43	25	69	45
FTE interest income on loans	$21,966	$22,491	$42,476	$44,324

Interest income on securities	$2,075	$1,352	$3,716	$2,569
FTE adjustment	91	116	183	240
FTE interest income on securities	$2,166	$1,468	$3,899	$2,809

Total interest income	$24,392	$23,866	$46,623	$46,942
FTE adjustment	134	141	252	285
FTE interest income	$24,526	$24,007	$46,875	$47,227

Net interest income	$22,631	$21,728	$43,107	$42,404
FTE adjustment	134	141	252	285
FTE net interest income	$22,765	$21,869	$43,359	$42,689

_____________________

1	Assuming a tax rate of 21%.

	June 30,	December 31,
	2022	2021
Tangible Book Value Per Share
Equity attributable to C&F Financial Corporation	$195,675	$210,318
Goodwill	(25,191)	(25,191)
Other intangible assets	(1,828)	(1,977)
Tangible equity attributable to C&F Financial Corporation	$168,656	$183,150

Shares outstanding	3,524,385	3,545,554

Book value per share	$55.52	$59.32
Tangible book value per share	$47.85	$51.66

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Corporation’s expectations, plans, objectives or beliefs regarding future financial performance and other statements that are not historical facts, which may constitute “forward-looking statements” as defined by federal securities laws.  Forward-looking statements generally can be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “may,” “will,” “intend,” “should,” “could,” or similar expressions, are not statements of historical fact, and are based on management’s beliefs, assumptions and expectations regarding future events or performance as of the date of this report, taking into account all information currently available.  These statements may include, but are not limited to statements regarding expected future operations and financial performance; future dividend payments; strategic business initiatives and the anticipated effects thereof on net interest income; future recognition of PPP origination fees; mortgage loan originations; technology initiatives; our diversified business strategy; asset quality, credit quality; adequacy of allowances for loan losses and the level of future charge-offs; capital levels; the effect of future market and industry trends; increases in interest rates and the effects of future interest rate levels and fluctuations; cybersecurity risks; and inflation. These forward-looking statements are subject to significant risks and uncertainties due to factors that could have a material adverse effect on the operations and future prospects of the Corporation, including, but not limited to, changes in:

●interest rates, such as volatility in short-term interest rates or yields on U.S. Treasury bonds, increases in interest rates following actions by the Federal Reserve and increases or volatility in mortgage interest rates
●general business conditions, as well as conditions within the financial markets
●general economic conditions, including unemployment levels, inflation rates, supply chain disruptions and slowdowns in economic growth, and also including the economic impacts of the COVID-19 pandemic
●market disruptions including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, war and other military conflicts (including the ongoing military conflict between Russia and Ukraine) or other major events, or the prospect of these events
●the effectiveness of the Corporation’s efforts to respond to the COVID-19 pandemic, the pace of economic recovery when the COVID-19 pandemic subsides and the heightened impact it has on many of the risks described herein and in other periodic reports the Corporation files with the SEC
●the legislative and regulatory climate, regulatory initiatives with respect to financial institutions, products and services, the Consumer Financial Protection Bureau (the CFPB) and the regulatory and enforcement activities of the CFPB
●monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System (the Federal Reserve Board), and the effect of these policies on interest rates and business in our markets
●the value of securities held in the Corporation’s investment portfolios
●the quality or composition of the loan portfolios and the value of the collateral securing those loans
●the inventory level and pricing of used automobiles, including sales prices of repossessed vehicles
●the level of net charge-offs on loans and the adequacy of our allowance for loan losses
●the level of indemnification losses related to mortgage loans sold
●demand for loan products
●deposit flows
●the strength of the Corporation’s counterparties
●competition from both banks and non-banks, including competition in the automobile finance and marine and recreational vehicle finance markets
●demand for financial services in the Corporation’s market area
●reliance on third parties for key services
●the commercial and residential real estate markets
●the demand in the secondary residential mortgage loan markets
●the Corporation’s technology initiatives and other strategic initiatives
●the Corporation’s branch expansions and consolidations
●cyber threats, attacks or events
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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation’s primary component of market risk is interest rate volatility. A description of the Corporation’s interest rate risk and its asset/liability management process for monitoring and managing this risk can be found in Item 7 of Part II in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021. The Corporation recognizes that recent increases in interest rates and other changes have affected its sensitivity to interest rate risk as measured by the simulation analysis and economic value of equity analysis included in Item 7 of Part II in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021. The Corporation’s process for monitoring and managing this risk remains consistent with the description provided as of December 31, 2021, and the Corporation’s risk profile with respect to interest rates as of June 30, 2022 has not changed materially compared to December 31, 2021.

ITEM 4.CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2022 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

There were no changes in the Corporation’s internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors authorized a program, effective December 1, 2021, to repurchase up to $10.0 million of the Corporation’s common stock through November 30, 2022 (the 2021 Repurchase Program). Repurchases under the 2021 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act and shares repurchased will be returned to the status of authorized and unissued shares of common stock. There were 22,164 shares repurchased under the 2021 Repurchase Program during the second quarter of 2022. As of June 30, 2022, the Corporation has made aggregate common stock repurchases of 32,987 shares for an aggregate cost of $1.7 million under the 2021 Repurchase Program.

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended June 30, 2022.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
	Shares Purchased[1]	per Share	Programs	Programs
April 1, 2022 - April 30, 2022	9,197	$51.04	9,128	8,984,877
May 1, 2022 - May 31, 2022	6,326	$51.26	6,326	8,660,609
June 1, 2022 - June 30, 2022	6,710	$48.79	6,710	8,333,202
Total	22,233	$50.42	22,164

1	During the three months ended June 30, 2022, 69 shares were withheld upon the vesting of restricted shares granted to employees of the Corporation and its subsidiaries in order to satisfy tax withholding obligations.

ITEM 6.EXHIBITS

3.1	Amended and Restated Articles of Incorporation of C&F Financial Corporation, effective March 7, 1994 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed November 8, 2017)

3.1.1	Amendment to Articles of Incorporation of C&F Financial Corporation, effective January 8, 2009 (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted December 15, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 17, 2020)

10.1	C&F Financial Corporation 2022 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 21, 2022)

10.2	Form of C&F Financial Corporation Restricted Stock Agreement for Non-Employee Directors (approved May 17, 2022)

10.3	Form of C&F Financial Corporation Restricted Stock Agreement for Key Employees (approved May 17, 2022)

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

101

The following financial statements from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL, filed herewith: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included within Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	August 1, 2022	By:	/s/ Thomas F. Cherry
Thomas F. Cherry
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 1, 2022		/s/ Jason E. Long
Jason E. Long
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)