Form 10-Q
period 2022-09-30
C & F FINANCIAL CORP
filed 2022-11-08
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

or

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

At November 4, 2022, the latest practicable date for determination, 3,478,196 shares of common stock, $1.00 par value, of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2022	2021
Assets
Cash and due from banks	$17,180	$19,692
Interest-bearing deposits in other banks	82,268	248,053
Total cash and cash equivalents	99,448	267,745
Securities—available for sale at fair value, amortized cost of $549,913 and $372,520, respectively	499,564	373,073
Loans held for sale, at fair value	33,541	82,295
Loans, net of allowance for loan losses of $40,880 and $40,157, respectively	1,526,322	1,369,903
Restricted stock, at cost	1,120	1,027
Corporate premises and equipment, net	43,830	44,799
Other real estate owned	423	835
Accrued interest receivable	7,846	6,810
Goodwill	25,191	25,191
Other intangible assets, net	1,753	1,977
Bank-owned life insurance	20,937	20,597
Net deferred tax asset	23,605	13,608
Other assets	55,485	56,661
Total assets	$2,339,065	$2,264,521

Liabilities
Deposits
Noninterest-bearing demand deposits	$657,925	$581,694
Savings and interest-bearing demand deposits	974,435	907,199
Time deposits	387,337	425,721
Total deposits	2,019,697	1,914,614
Short-term borrowings	37,633	34,735
Long-term borrowings	30,175	30,375
Trust preferred capital notes	25,378	25,351
Accrued interest payable	471	715
Other liabilities	40,271	47,707
Total liabilities	2,153,625	2,053,497

Commitments and contingent liabilities (Note 10)

Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,491,184 and 3,545,554 shares issued and outstanding, respectively, includes 138,157 and 140,577 of unvested shares, respectively)	3,353	3,405
Additional paid-in capital	13,371	15,189
Retained earnings	208,363	193,811
Accumulated other comprehensive loss, net	(40,320)	(2,087)
Equity attributable to C&F Financial Corporation	184,767	210,318
Noncontrolling interest	673	706
Total equity	185,440	211,024
Total liabilities and equity	$2,339,065	$2,264,521

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income
Interest and fees on loans	$23,159	$22,120	$65,566	$66,399
Interest on interest-bearing deposits and federal funds sold	521	77	1,021	171
Interest and dividends on securities
U.S. treasury, government agencies and corporations	961	198	1,800	498
Mortgage-backed securities	854	536	2,300	1,451
Tax-exempt obligations of states and political subdivisions	409	395	1,096	1,300
Taxable obligations of states and political subdivisions	188	104	475	288
Corporate and other	234	174	691	439
Total interest income	26,326	23,604	72,949	70,546
Interest expense
Savings and interest-bearing deposits	557	346	1,415	1,049
Time deposits	722	888	2,070	3,249
Borrowings	373	462	1,110	1,365
Trust preferred capital notes	294	290	867	861
Total interest expense	1,946	1,986	5,462	6,524
Net interest income	24,380	21,618	67,487	64,022
Provision for loan losses	1,200	430	1,402	110
Net interest income after provision for loan losses	23,180	21,188	66,085	63,912
Noninterest income
Gains on sales of loans	1,870	5,660	6,763	18,665
Interchange income	1,513	1,461	4,502	4,250
Service charges on deposit accounts	1,099	992	3,216	2,639
Mortgage banking fee income	731	1,630	2,508	5,134
Wealth management services income, net	613	708	1,885	2,095
Mortgage lender services income	397	598	1,259	1,991
Other service charges and fees	403	386	1,179	1,188
Net gains on sales, maturities and calls of available for sale securities	—	3	—	41
Other (loss) income, net	(497)	329	(2,791)	2,670
Total noninterest income	6,129	11,767	18,521	38,673
Noninterest expenses
Salaries and employee benefits	12,202	13,915	34,700	45,242
Occupancy	2,182	2,231	6,507	6,781
Other	6,705	6,755	19,192	20,530
Total noninterest expenses	21,089	22,901	60,399	72,553
Income before income taxes	8,220	10,054	24,207	30,032
Income tax expense	1,675	2,227	5,144	6,950
Net income	6,545	7,827	19,063	23,082
Less net income attributable to noncontrolling interest	65	153	212	339
Net income attributable to C&F Financial Corporation	$6,480	$7,674	$18,851	$22,743
Net income per share - basic and diluted	$1.85	$2.16	$5.34	$6.27

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$6,545	$7,827	$19,063	$23,082
Other comprehensive loss, net of tax:
Securities available for sale	(15,443)	(880)	(40,213)	(2,476)
Defined benefit plan	(5)	35	(17)	104
Cash flow hedges	653	122	1,997	680
Other comprehensive loss, net of tax	(14,795)	(723)	(38,233)	(1,692)
Comprehensive (loss) income	(8,250)	7,104	(19,170)	21,390
Less comprehensive income attributable to noncontrolling interest	65	153	212	339
Comprehensive (loss) income attributable to C&F Financial Corporation	$(8,315)	$6,951	$(19,382)	$21,051

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

(Dollars in thousands, except per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance June 30, 2022	$3,385	$14,464	$203,351	$(25,525)	$608	$196,283
Comprehensive loss:
Net income	—	—	6,480	—	65	6,545
Other comprehensive loss	—	—	—	(14,795)	—	(14,795)
Share-based compensation	—	524	—	—	—	524
Restricted stock vested	2	(2)	—	—	—	—
Common stock issued	1	46	—	—	—	47
Common stock purchased	(35)	(1,661)	—	—	—	(1,696)
Cash dividends declared ($0.42 per share)	—	—	(1,468)	—	—	(1,468)
Balance September 30, 2022	$3,353	$13,371	$208,363	$(40,320)	$673	$185,440

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance June 30, 2021	$3,439	$17,643	$183,043	$(2,924)	$597	$201,798
Comprehensive income:
Net income	—	—	7,674	—	153	7,827
Other comprehensive loss	—	—	—	(723)	—	(723)
Share-based compensation	—	386	—	—	—	386
Restricted stock vested	1	(1)	—	—	—	—
Common stock issued	—	48	—	—	—	48
Common stock purchased	(52)	(2,686)	—	—	—	(2,738)
Cash dividends declared ($0.40 per share)	—	—	(1,416)	—	—	(1,416)
Balance September 30, 2021	$3,388	$15,390	$189,301	$(3,647)	$750	$205,182

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

(Dollars in thousands, except per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2021	$3,405	$15,189	$193,811	$(2,087)	$706	$211,024
Comprehensive loss:
Net income	—	—	18,851	—	212	19,063
Other comprehensive loss	—	—	—	(38,233)	—	(38,233)
Share-based compensation	—	1,532	—	—	—	1,532
Restricted stock vested	16	(16)	—	—	—	—
Common stock issued	3	134	—	—	—	137
Common stock purchased	(71)	(3,468)	—	—	—	(3,539)
Cash dividends declared ($1.22 per share)	—	—	(4,299)	—	—	(4,299)
Distributions to noncontrolling interest	—	—	—	—	(245)	(245)
Balance September 30, 2022	$3,353	$13,371	$208,363	$(40,320)	$673	$185,440

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2020	$3,514	$21,427	$170,819	$(1,955)	$666	$194,471
Comprehensive income:
Net income	—	—	22,743	—	339	23,082
Other comprehensive loss	—	—	—	(1,692)	—	(1,692)
Share-based compensation	—	1,206	—	—	—	1,206
Restricted stock vested	21	(21)	—	—	—	—
Common stock issued	3	131	—	—	—	134
Common stock purchased	(150)	(7,353)	—	—	—	(7,503)
Cash dividends declared ($1.18 per share)	—	—	(4,261)	—	—	(4,261)
Distributions to noncontrolling interest	—	—	—	—	(255)	(255)
Balance September 30, 2021	$3,388	$15,390	$189,301	$(3,647)	$750	$205,182

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net income	$19,063	$23,082
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,402	110
Accretion of certain acquisition-related discounts, net	(1,190)	(2,401)
Share-based compensation	1,532	1,206
Depreciation and amortization	3,305	3,578
Amortization of premiums and accretion of discounts on securities, net	1,960	2,629
(Reversal of) provision for indemnifications	(858)	52
Income from bank-owned life insurance	(295)	(312)
Pension expense	480	652
Proceeds from sales of loans held for sale	644,514	1,276,899
Origination of loans held for sale	(587,245)	(1,163,845)
Gains on sales of loans held for sale	(6,763)	(18,665)
Other gains, net	(13)	(571)
Change in other assets and liabilities:
Accrued interest receivable	(1,036)	978
Other assets	(2,555)	447
Accrued interest payable	(244)	(528)
Other liabilities	(3,032)	(3,544)
Net cash provided by operating activities	69,025	119,767
Investing activities:
Proceeds from sales, maturities and calls of securities available for sale and payments on mortgage-backed securities	43,681	85,293
Purchases of securities available for sale	(223,034)	(168,040)
Maturities of time deposits, net	494	4,692
Repayments on loans held for investment by non-bank affiliates	136,624	120,088
Purchases of loans held for investment by non-bank affiliates	(234,828)	(156,677)
Net (increase) decrease in community banking loans held for investment	(61,516)	3,330
Purchases of corporate premises and equipment	(2,360)	(4,377)
Proceeds from sales of other real estate owned	915	457
Changes in collateral posted with other financial institutions, net	3,880	3,960
Other investing activities, net	(1,061)	834
Net cash used in investing activities	(337,205)	(110,440)
Financing activities:
Net increase in demand and savings deposits	143,467	129,390
Net decrease in time deposits	(38,384)	(28,269)
Net increase in short-term borrowings	2,898	16,551
Repurchases of common stock	(3,539)	(7,503)
Cash dividends paid	(4,299)	(4,261)
Other financing activities, net	(260)	(409)
Net cash provided by financing activities	99,883	105,499
Net (decrease) increase in cash and cash equivalents	(168,297)	114,826
Cash and cash equivalents at beginning of period	267,745	86,669
Cash and cash equivalents at end of period	$99,448	$201,495
Supplemental cash flow disclosures:
Interest paid	$5,738	$7,295
Income taxes paid	6,623	8,429
Supplemental disclosure of noncash investing and financing activities:
Transfers from corporate premises and equipment to other real estate owned	$423	$—
Liabilities assumed to acquire right of use assets under operating leases	888	1,931
Transfers from loans held for sale to loans held for investment	2,971	2,911

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

Share-Based Compensation: Share-based compensation expense, net of forfeitures, for the three and nine months ended September 30, 2022 was $524,000 ($375,000 after tax) and $1.53 million ($1.09 million after tax), respectively, for restricted stock granted during 2017 through 2022. Share-based compensation expense, net of forfeitures, for the three and nine months ended September 30, 2021 was $386,000 ($271,000 after tax) and $1.21 million ($863,000 after tax), respectively, for restricted stock granted during 2016 through 2021. As of September 30, 2022, there was $2.92 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

A summary of activity for restricted stock awards during the first nine months of 2022 and 2021 is presented below:

	2022
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2021	140,577	$48.57
Granted	16,430	50.56
Vested	(15,920)	50.95
Forfeited	(2,930)	48.23
Unvested, September 30, 2022	138,157	48.54

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.”  This guidance provides temporary, optional expedients and exceptions to ease the potential burden in accounting for modifications of loan contracts, borrowings, hedging relationships and other transactions related to reference rate reform associated with the LIBOR transition if certain criteria are met. The amendments are effective as of March 12, 2020 through December 31, 2022 and can be adopted at an instrument level. The Corporation has utilized certain optional expedients and exceptions under Topic 848 in the case of modifications to certain loans, borrowings and cash flow hedges during 2022. These modifications have not had and are not expected to have a material impact on the consolidated financial statements.

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

NOTE 2: Securities

The Corporation’s debt securities, all of which are classified as available for sale, are summarized as follows:

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$60,727	$—	$(2,137)	$58,590
U.S. government agencies and corporations	143,095	—	(12,885)	130,210
Mortgage-backed securities	205,077	—	(23,852)	181,225
Obligations of states and political subdivisions	115,689	16	(8,938)	106,767
Corporate and other debt securities	25,325	—	(2,553)	22,772
	$549,913	$16	$(50,365)	$499,564

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$69,583	$41	$(1,339)	$68,285
Mortgage-backed securities	189,985	1,565	(1,201)	190,349
Obligations of states and political subdivisions	91,304	1,642	(280)	92,666
Corporate and other debt securities	21,648	246	(121)	21,773
	$372,520	$3,494	$(2,941)	$373,073

The amortized cost and estimated fair value of securities at September 30, 2022, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	September 30, 2022
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$102,015	$95,529
Due after one year through five years	318,655	293,057
Due after five years through ten years	123,430	105,859
Due after ten years	5,813	5,119
	$549,913	$499,564

The following table presents the gross realized gains and losses on and the proceeds from the sales, maturities and calls of securities. During the three and nine months ended September 30, 2022 and during the three months ended September 30, 2021 there were no sales of securities.  During the nine months ended September 30, 2021, $2.30 million of proceeds were related to sales of securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Realized gains from sales, maturities and calls of securities:
Gross realized gains	$—	$3	$—	$41
Gross realized losses	—	—	—	—
Net realized gains	$—	$3	$—	$41
Proceeds from sales, maturities, calls and paydowns of securities	$12,700	$29,798	$43,681	$85,293

The Corporation pledges securities primarily to secure public deposits and repurchase agreements. Securities with an aggregate amortized cost of $238.62 million and an aggregate fair value of $212.03 million were pledged at September 30, 2022. Securities with an aggregate amortized cost of $185.25 million and an aggregate fair value of $186.22 million were pledged at December 31, 2021.

Securities in an unrealized loss position at September 30, 2022, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$58,590	$2,137	$—	$—	$58,590	$2,137
U.S. government agencies and corporations	85,022	3,345	45,188	9,540	130,210	12,885
Mortgage-backed securities	91,082	9,283	90,052	14,569	181,134	23,852
Obligations of states and political subdivisions	79,337	6,456	14,189	2,482	93,526	8,938
Corporate and other debt securities	16,789	1,979	4,967	574	21,756	2,553
Total temporarily impaired securities	$330,820	$23,200	$154,396	$27,165	$485,216	$50,365

There were 567 debt securities totaling $485.22 million of aggregate fair value considered temporarily impaired at September 30, 2022. The primary cause of the temporary impairments in the Corporation’s investments in debt securities was increases in market interest rates. The Corporation concluded that no other-than-temporary impairment existed in its securities portfolio at September 30, 2022, and no other-than-temporary impairment loss has been recognized in net income, based primarily on the fact that changes in fair value were caused primarily by fluctuations in interest rates, securities with unrealized losses had generally high credit quality, the Corporation intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Corporation will not be required to sell these investments before a recovery of its investment, and issuers have continued to make timely payments of principal and interest. Additionally, the Corporation’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

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

The Corporation’s investment in restricted stock totaled $1.12 million at September 30, 2022 and $1.03 million at December 31, 2021 and consisted of Federal Home Loan Bank of Atlanta (FHLB) stock.  Restricted stock is generally viewed as a long-term investment, which is carried at cost because there is no market for the stock other than the FHLBs. Therefore, when evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing any temporary decline in value. The Corporation did not consider its investment in restricted stock to be other-than-temporarily impaired at September 30, 2022 and no impairment has been recognized.

NOTE 3: Loans

Major classifications of loans are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Real estate – residential mortgage	$243,222	$217,016
Real estate – construction [1]	59,644	57,495
Commercial, financial and agricultural [2]	747,487	717,730
Equity lines	43,275	41,345
Consumer	7,861	8,280
Consumer finance[3]	465,713	368,194
	1,567,202	1,410,060
Less allowance for loan losses	(40,880)	(40,157)
Loans, net	$1,526,322	$1,369,903
1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending (which includes loans originated under the Paycheck Protection Program).
3	Includes the Corporation’s automobile lending and marine and recreational vehicle lending.

Consumer loans included $205,000 and $207,000 of demand deposit overdrafts at September 30, 2022 and December 31, 2021, respectively.

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting.  The outstanding principal balance and the carrying amount at September 30, 2022 and December 31, 2021 of loans acquired in business combinations were as follows:

	September 30, 2022			December 31, 2021
	Acquired Loans -	Acquired Loans -		Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total	Credit Impaired	Performing	Total
Outstanding principal balance	$4,869	$40,593	$45,462	$8,350	$57,862	$66,212
Carrying amount
Real estate – residential mortgage	$315	$8,898	$9,213	$817	$9,997	$10,814
Real estate – construction	—	—	—	—	1,356	1,356
Commercial, financial and agricultural[1]	1,085	24,968	26,053	2,753	37,313	40,066
Equity lines	15	5,023	5,038	38	6,919	6,957
Consumer	26	893	919	47	1,213	1,260
Total acquired loans	$1,441	$39,782	$41,223	$3,655	$56,798	$60,453
1	Includes acquired loans classified by the Corporation as commercial real estate lending and commercial business lending.

The following table presents a summary of the change in the accretable yield of loans classified as purchased credit impaired (PCI):

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Accretable yield, balance at beginning of period	$3,111	$4,048
Accretion	(1,270)	(1,901)
Reclassification of nonaccretable difference due to improvement in expected cash flows	1,603	713
Other changes, net	178	477
Accretable yield, balance at end of period	$3,622	$3,337

Loans on nonaccrual status were as follows:

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Real estate – residential mortgage	$320	$315
Commercial, financial and agricultural:
Commercial real estate lending	1,329	—
Commercial business lending	—	2,122
Equity lines	111	104
Consumer	1	3
Consumer finance:
Automobiles	543	380
Total loans on nonaccrual status	$2,304	$2,924

The past due status of loans as of September 30, 2022 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$1,248	$219	$28	$1,495	$315	$241,412	$243,222	$—
Real estate – construction:
Construction lending	—	—	—	—	—	48,911	48,911	—
Consumer lot lending	—	—	—	—	—	10,733	10,733	—
Commercial, financial and agricultural:
Commercial real estate lending	118	—	—	118	1,085	566,232	567,435	—
Land acquisition and development lending	—	—	—	—	—	35,380	35,380	—
Builder line lending	—	—	—	—	—	29,189	29,189	—
Commercial business lending	51	9	—	60	—	115,423	115,483	—
Equity lines	—	—	—	—	15	43,260	43,275	—
Consumer	18	1	—	19	26	7,816	7,861	—
Consumer finance:
Automobiles	8,438	1,759	543	10,740	—	393,968	404,708	—
Marine and recreational vehicles	—	—	—	—	—	61,005	61,005	—
Total	$9,873	$1,988	$571	$12,432	$1,441	$1,553,329	$1,567,202	$—
1	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $1.7 million and 90+ days past due of $571,000.

The past due status of loans as of December 31, 2021 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$963	$325	$429	$1,717	$817	$214,482	$217,016	$129
Real estate – construction:
Construction lending	—	—	—	—	—	39,252	39,252	—
Consumer lot lending	—	—	—	—	—	18,243	18,243	—
Commercial, financial and agricultural:
Commercial real estate lending	—	39	—	39	2,753	525,121	527,913	—
Land acquisition and development lending	—	—	—	—	—	27,609	27,609	—
Builder line lending	—	—	—	—	—	30,499	30,499	—
Commercial business lending	8	—	—	8	—	131,701	131,709	—
Equity lines	55	31	49	135	38	41,172	41,345	49
Consumer	12	—	—	12	47	8,221	8,280	—
Consumer finance:
Automobiles	6,519	1,008	380	7,907	—	314,160	322,067	—
Marine and recreational vehicles	32	—	—	32	—	46,095	46,127	—
Total	$7,589	$1,403	$858	$9,850	$3,655	$1,396,555	$1,410,060	$178
1	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $2.24 million and 90+ days past due of $680,000.

There were no loan modifications during the three and nine months ended September 30, 2022 and the three months ended September 30, 2021 that were classified as troubled debt restructurings (TDRs). There was one loan modification during the nine months ended September 30, 2021 that was classified as a TDR.  This TDR was a residential mortgage with a recorded investment of $4,000 at the time of modification and included a modification of the loan’s payment structure.

All TDRs are considered impaired loans and are individually evaluated in the determination of the allowance for loan losses. A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due. The specific reserve associated with a TDR is reevaluated when a TDR payment default occurs. There were no TDR payment defaults during the three and nine months ended September 30, 2022 and 2021.

Impaired loans, which included TDRs of $2.11 million, and the related allowance at September 30, 2022 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$907	$187	$720	$46	$764	$27
Commercial, financial and agricultural:
Commercial real estate lending	1,329	—	1,329	105	1,329	—
Equity lines	28	28	—	—	28	1
Total	$2,264	$215	$2,049	$151	$2,121	$28

Impaired loans, which included TDRs of $2.69 million, and the related allowance at December 31, 2021 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$1,689	$550	$1,035	$63	$1,560	$64
Commercial, financial and agricultural:
Commercial real estate lending	1,389	—	1,390	103	1,393	72
Commercial business lending	2,234	—	2,123	489	2,257	—
Equity lines	118	110	—	—	119	4
Total	$5,430	$660	$4,548	$655	$5,329	$140

NOTE 4: Allowance for Loan Losses

The following table presents the changes in the allowance for loan losses by major classification during the nine months ended September 30, 2022:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2021	$2,660	$856	$11,085	$593	$172	$24,791	$40,157
Provision (credited) charged to operations	(6)	(62)	(623)	(60)	83	2,070	1,402
Loans charged off	—	—	(11)	—	(193)	(4,115)	(4,319)
Recoveries of loans previously charged off	16	—	13	2	93	3,516	3,640
Balance at September 30, 2022	$2,670	$794	$10,464	$535	$155	$26,262	$40,880

The following table presents the changes in the allowance for loan losses by major classification during the nine months ended September 30, 2021:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance for loan losses:
Balance at December 31, 2020	$2,914	$975	$10,696	$687	$371	$23,513	$39,156
Provision (credited) charged to operations	(99)	(183)	422	(90)	(160)	220	110
Loans charged off	—	—	—	—	(128)	(3,443)	(3,571)
Recoveries of loans previously charged off	19	—	2	1	93	3,637	3,752
Balance at September 30, 2021	$2,834	$792	$11,120	$598	$176	$23,927	$39,447

The following table presents, as of September 30, 2022, the balance of the allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$46	$—	$105	$—	$—	$—	$151
Collectively evaluated for impairment	2,624	794	10,359	535	155	26,262	40,729
Acquired loans - PCI	—	—	—	—	—	—	—
Total allowance	$2,670	$794	$10,464	$535	$155	$26,262	$40,880
Loans:
Individually evaluated for impairment	$907	$—	$1,329	$28	$—	$—	$2,264
Collectively evaluated for impairment	242,000	59,644	745,073	43,232	7,835	465,713	1,563,497
Acquired loans - PCI	315	—	1,085	15	26	—	1,441
Total loans	$243,222	$59,644	$747,487	$43,275	$7,861	$465,713	$1,567,202

The following table presents, as of December 31, 2021, the balance of the allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$63	$—	$592	$—	$—	$—	$655
Collectively evaluated for impairment	2,597	856	10,493	593	172	24,791	39,502
Acquired loans - PCI	—	—	—	—	—	—	—
Total allowance	$2,660	$856	$11,085	$593	$172	$24,791	$40,157
Loans:
Individually evaluated for impairment	$1,585	$—	$3,513	$110	$—	$—	$5,208
Collectively evaluated for impairment	214,614	57,495	711,464	41,197	8,233	368,194	1,401,197
Acquired loans - PCI	817	—	2,753	38	47	—	3,655
Total loans	$217,016	$57,495	$717,730	$41,345	$8,280	$368,194	$1,410,060

Loans by credit quality indicators as of September 30, 2022 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$241,592	$469	$841	$320	$243,222
Real estate – construction:
Construction lending	48,911	—	—	—	48,911
Consumer lot lending	10,733	—	—	—	10,733
Commercial, financial and agricultural:
Commercial real estate lending	559,515	692	5,899	1,329	567,435
Land acquisition and development lending	35,380	—	—	—	35,380
Builder line lending	29,189	—	—	—	29,189
Commercial business lending	115,483	—	—	—	115,483
Equity lines	43,156	3	5	111	43,275
Consumer	7,859	1	—	1	7,861
	$1,091,818	$1,165	$6,745	$1,761	$1,101,489
1	At September 30, 2022, the Corporation did not have any loans classified as Doubtful or Loss.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance:
Automobiles	$404,165	$543	$404,708
Marine and recreational vehicles	61,005	—	61,005
	$465,170	$543	$465,713

Loans by credit quality indicators as of December 31, 2021 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$215,432	$664	$605	$315	$217,016
Real estate – construction:
Construction lending	39,252	—	—	—	39,252
Consumer lot lending	18,243	—	—	—	18,243
Commercial, financial and agricultural:
Commercial real estate lending	519,938	1,989	5,986	—	527,913
Land acquisition and development lending	27,609	—	—	—	27,609
Builder line lending	30,499	—	—	—	30,499
Commercial business lending	129,587	—	—	2,122	131,709
Equity lines	41,013	47	181	104	41,345
Consumer	8,276	—	1	3	8,280
	$1,029,849	$2,700	$6,773	$2,544	$1,041,866
1	At December 31, 2021, the Corporation did not have any loans classified as Doubtful or Loss.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance:
Automobiles	$321,687	$380	$322,067
Marine and recreational vehicles	46,127	—	46,127
	$367,814	$380	$368,194

NOTE 5: Goodwill and Other Intangible Assets

The carrying amount of goodwill was $25.19 million at September 30, 2022 and December 31, 2021. There were no changes in the recorded balance of goodwill during the three and nine months ended September 30, 2022 or 2021.

The Corporation had $1.75 million and $1.98 million of other intangible assets as of September 30, 2022 and December 31, 2021, respectively.  Other intangible assets were recognized in connection with the core deposits acquired from Peoples Bankshares, Incorporated in 2020 and customer relationships acquired by C&F Wealth Management in 2016. The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets:

	September 30,		December 31,
	2022		2021
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Core deposit intangibles	$1,711	$(429)	$1,711	$(325)
Other amortizable intangibles	1,405	(934)	1,405	(814)
Total	$3,116	$(1,363)	$3,116	$(1,139)

Amortization expense was $75,000 and $79,000 for the three months ended September 30, 2022 and 2021, respectively, and $224,000 and $236,000 for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 6: Equity, Other Comprehensive Income (Loss) and Earnings Per Share

Equity and Noncontrolling Interest

The Corporation’s Board of Directors authorized a program, effective December 1, 2021, to repurchase up to $10.0 million of the Corporation’s common stock through November 30, 2022 (the 2021 Repurchase Program).  During the three and nine months ended September 30, 2022, the Corporation repurchased 34,262 shares and 66,143 shares, respectively, for an aggregate cost of $1.69 million and $3.30 million, respectively, under the 2021 Repurchase Program.

The Corporation’s previous share repurchase program, which was authorized by the Board of Directors in November 2020, expired on November 30, 2021.  There were 52,619 shares and 142,874 shares repurchased under the previous share repurchase program during the three and nine months ended September 30, 2021 for an aggregate cost of $2.72 million and $7.19 million, respectively.

Additionally during the nine months ended September 30, 2022 and 2021, the Corporation withheld 4,503 shares and 7,596 shares of its common stock, respectively, from employees to satisfy tax withholding obligations upon vesting of restricted stock.

Noncontrolling interest represents an ownership interest in C&F Select LLC, a subsidiary of C&F Mortgage, held by an unrelated investor.

Accumulated Other Comprehensive Loss, Net

Changes in each component of accumulated other comprehensive loss were as follows for the three months ended September 30, 2022 and 2021:

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at June 30, 2022	$(24,333)	$(2,067)	$875	$(25,525)

Net (loss) income arising during the period	(19,547)	—	882	(18,665)
Related income tax effects	4,104	—	(228)	3,876
	(15,443)	—	654	(14,789)

Reclassifications into net income	—	(7)	(1)	(8)
Related income tax effects	—	2	—	2
	—	(5)	(1)	(6)

Other comprehensive (loss) income, net of tax	(15,443)	(5)	653	(14,795)

Accumulated other comprehensive (loss) income at September 30, 2022	$(39,776)	$(2,072)	$1,528	$(40,320)

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive income (loss) at June 30, 2021	$2,801	$(4,916)	$(809)	$(2,924)

Net (loss) income arising during the period	(1,112)	—	166	(946)
Related income tax effects	234	—	(43)	191
	(878)	—	123	(755)

Reclassifications into net income	(3)	44	(1)	40
Related income tax effects	1	(9)	—	(8)
	(2)	35	(1)	32

Other comprehensive (loss) income, net of tax	(880)	35	122	(723)

Accumulated other comprehensive income (loss) at September 30, 2021	$1,921	$(4,881)	$(687)	$(3,647)

Changes in each component of accumulated other comprehensive loss were as follows for the nine months ended September 30, 2022 and 2021:

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive income (loss) at December 31, 2021	$437	$(2,055)	$(469)	$(2,087)

Net (loss) income arising during the period	(50,902)	—	2,695	(48,207)
Related income tax effects	10,689	—	(694)	9,995
	(40,213)	—	2,001	(38,212)

Reclassifications into net income	—	(22)	(5)	(27)
Related income tax effects	—	5	1	6
	—	(17)	(4)	(21)

Other comprehensive (loss) income, net of tax	(40,213)	(17)	1,997	(38,233)

Accumulated other comprehensive (loss) income at September 30, 2022	$(39,776)	$(2,072)	$1,528	$(40,320)

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive income (loss) at December 31, 2020	$4,397	$(4,985)	$(1,367)	$(1,955)

Net (loss) income arising during the period	(3,094)	—	921	(2,173)
Related income tax effects	650	—	(237)	413
	(2,444)	—	684	(1,760)

Reclassifications into net income	(41)	131	(5)	85
Related income tax effects	9	(27)	1	(17)
	(32)	104	(4)	68

Other comprehensive (loss) income, net of tax	(2,476)	104	680	(1,692)

Accumulated other comprehensive income (loss) at September 30, 2021	$1,921	$(4,881)	$(687)	$(3,647)

The following table provides information regarding reclassifications from accumulated other comprehensive loss into net income for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,		Line Item In the Consolidated
(Dollars in thousands)	2022	2021	2022	2021	Statements of Income
Securities available for sale:
Reclassification of net realized gains into net income	$—	$3	$—	$41	Net gains on sales, maturities and calls of available for sale securities
Related income tax effects	—	(1)	—	(9)	Income tax expense
	—	2	—	32	Net of tax

Defined benefit plan:[1]
Reclassification of recognized net actuarial losses into net income	(10)	(61)	(29)	(182)	Noninterest expenses - Other
Amortization of prior service credit into net income	17	17	51	51	Noninterest expenses - Other
Related income tax effects	(2)	9	(5)	27	Income tax expense
	5	(35)	17	(104)	Net of tax

Cash flow hedges:
Amortization of hedging gains into net income	1	1	5	5	Interest expense - Trust preferred capital notes
Related income tax effects	—	—	(1)	(1)	Income tax expense
	1	1	4	4	Net of tax

Total reclassifications into net income	$6	$(32)	$21	$(68)
1	See “Note 7: Employee Benefit Plans,” for additional information.

Earnings Per Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2022	2021
Net income attributable to C&F Financial Corporation	$6,480	$7,674
Weighted average shares outstanding—basic and diluted	3,511,326	3,550,001

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Net income attributable to C&F Financial Corporation	$18,851	$22,743
Weighted average shares outstanding—basic and diluted	3,531,064	3,626,083

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

NOTE 7: Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost for the Bank’s non-contributory cash balance pension plan.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost, included in salaries and employee benefits	$459	$493	$1,378	$1,478

Other components of net periodic benefit cost:
Interest cost	123	114	369	343
Expected return on plan assets	(415)	(433)	(1,245)	(1,300)
Amortization of prior service credit	(17)	(17)	(51)	(51)
Recognized net actuarial losses	10	61	29	182
Other components of net periodic benefit cost, included in other noninterest expense	(299)	(275)	(898)	(826)

Net periodic benefit cost	$160	$218	$480	$652

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At September 30, 2022 and December 31, 2021, the Corporation’s entire securities portfolio was comprised of investments in debt securities classified as available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are ICE Data Services (ICE), Refinitiv, and Bloomberg Valuation Service (BVAL).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. ICE provides evaluated prices for the Corporation’s obligations of states and political subdivisions category of securities.  ICE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  Refinitiv and BVAL provide evaluated prices for the Corporation’s U.S. treasury, government agencies and corporations, mortgage-backed, and corporate categories of securities.  U.S. treasury securities and fixed-rate callable securities of U.S. government agencies and corporations are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to relative to-be-announced mortgage-backed securities (TBA securities) or other benchmark prices. TBA securities prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables. Fixed-rate securities issued by the Small Business Association in the mortgage backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.

Other investments. The Corporation holds equity investments in funds that provide debt and equity financing to small businesses. These investments are recorded at fair value and included in other assets in the Consolidated Balance Sheets.  Changes in fair value are recognized in net income.  The funds are managed by investment companies, and the net asset value of each fund is reported regularly by the investment companies. At September 30, 2022 and December 31, 2021, the fair value of these investments, based on net asset value, was $2.16 million and $1.47 million, respectively.  These investments, measured at net asset value, are not presented in the tables below related to fair value measurements. Changes in fair value of these investments resulted in the recognition of unrealized losses of $96,000 for the three months ended September 30, 2022 and unrealized losses of $77,000 for the nine months ended September 30, 2022, and resulted in unrealized gains of $88,000 and $135,000 for the three and nine months ended September 30, 2021, respectively.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis.

	September 30, 2022
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$58,590	$—	$58,590
U.S. government agencies and corporations	—	130,210	—	130,210
Mortgage-backed securities	—	181,225	—	181,225
Obligations of states and political subdivisions	—	106,767	—	106,767
Corporate and other debt securities	—	22,772	—	22,772
Total securities available for sale	—	499,564	—	499,564
Loans held for sale	—	33,541	—	33,541
Derivatives
IRLC	—	746	—	746
Interest rate swaps on loans	—	6,762	—	6,762
Cash flow hedges	—	2,031	—	2,031
Total assets	$—	$542,644	$—	$542,644

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$6,762	$—	$6,762
Total liabilities	$—	$6,762	$—	$6,762

	December 31, 2021
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$68,285	$—	$68,285
Mortgage-backed securities	—	190,349	—	190,349
Obligations of states and political subdivisions	—	92,666	—	92,666
Corporate and other debt securities	—	21,773	—	21,773
Total securities available for sale	—	373,073	—	373,073
Loans held for sale	—	82,295	—	82,295
Derivatives
IRLC	—	1,523	—	1,523
Interest rate swaps on loans	—	3,467	—	3,467
Total assets	$—	$460,358	$—	$460,358

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$3,467	$—	$3,467
Cash flow hedges	—	665	—	665
Forward sales of TBA securities	—	3	—	3
Total liabilities	$—	$4,135	$—	$4,135

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

At September 30, 2022 and December 31, 2021 there were no impaired loans and no OREO that were measured at fair value.

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

	Carrying	Fair Value Measurements at September 30, 2022 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$100,697	$99,448	$698	$—	$100,146
Securities available for sale	499,564	—	499,564	—	499,564
Loans, net	1,526,322	—	—	1,494,271	1,494,271
Loans held for sale	33,541	—	33,541	—	33,541
Derivatives
IRLC	746	—	746	—	746
Interest rate swaps on loans	6,762	—	6,762	—	6,762
Cash flow hedges	2,031	—	2,031	—	2,031
Bank-owned life insurance	20,937	—	20,937	—	20,937
Accrued interest receivable	7,846	7,846	—	—	7,846
Financial liabilities:
Demand and savings deposits	1,632,360	1,632,360	—	—	1,632,360
Time deposits	387,337	—	385,545	—	385,545
Borrowings	86,992	—	76,609	—	76,609
Derivatives
Interest rate swaps on loans	6,762	—	6,762	—	6,762
Accrued interest payable	471	471	—	—	471

	Carrying	Fair Value Measurements at December 31, 2021 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$269,487	$267,745	$1,235	$—	$268,980
Securities available for sale	373,073	—	373,073	—	373,073
Loans, net	1,369,903	—	—	1,379,564	1,379,564
Loans held for sale	82,295	—	82,295	—	82,295
Derivatives
IRLC	1,523	—	1,523	—	1,523
Interest rate swaps on loans	3,467	—	3,467	—	3,467
Bank-owned life insurance	20,597	—	20,597	—	20,597
Accrued interest receivable	6,810	6,810	—	—	6,810
Financial liabilities:
Demand and savings deposits	1,488,893	1,488,893	—	—	1,488,893
Time deposits	425,721	—	428,462	—	428,462
Borrowings	84,115	—	89,609	—	89,609
Derivatives
Cash flow hedges	665	—	665	—	665
Interest rate swaps on loans	3,467	—	3,467	—	3,467
Forward sales of TBA securities	3	—	3		3
Accrued interest payable	715	715	—	—	715

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

	Three Months Ended September 30, 2022
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$18,766	$556	$11,175	$—	$(4,171)	$26,326
Interest expense	1,353	247	3,941	593	(4,188)	1,946
Net interest income	17,413	309	7,234	(593)	17	24,380
Gain on sales of loans	—	1,904	—	—	(34)	1,870
Other noninterest income	3,903	1,197	49	(826)	(64)	4,259
Net revenue	21,316	3,410	7,283	(1,419)	(81)	30,509

Provision for loan losses	—	—	1,200	—	—	1,200
Noninterest expense	14,621	3,398	3,639	(553)	(16)	21,089
Income (loss) before taxes	6,695	12	2,444	(866)	(65)	8,220
Income tax expense (benefit)	1,274	(12)	665	(238)	(14)	1,675
Net income (loss)	$5,421	$24	$1,779	$(628)	$(51)	$6,545

Other data:
Capital expenditures	$961	$3	$—	$—	$—	$964
Depreciation and amortization	$923	$57	$102	$—	$—	$1,082

	Three Months Ended September 30, 2021
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$15,924	$863	$9,388	$—	$(2,571)	$23,604
Interest expense	1,301	240	2,424	589	(2,568)	1,986
Net interest income	14,623	623	6,964	(589)	(3)	21,618
Gain on sales of loans	—	5,691	—	—	(31)	5,660
Other noninterest income	3,927	2,266	45	(115)	(16)	6,107
Net revenue	18,550	8,580	7,009	(704)	(50)	33,385

Provision for loan losses	—	30	400	—	—	430
Noninterest expense	13,552	5,643	3,580	126	—	22,901
Income (loss) before taxes	4,998	2,907	3,029	(830)	(50)	10,054
Income tax expense (benefit)	832	799	835	(229)	(10)	2,227
Net income (loss)	$4,166	$2,108	$2,194	$(601)	$(40)	$7,827

Other data:
Capital expenditures	$234	$55	$644	$—	$—	$933
Depreciation and amortization	$1,015	$61	$112	$—	$—	$1,188

	Nine Months Ended September 30, 2022
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$50,612	$1,674	$30,975	$—	$(10,312)	$72,949
Interest expense	3,700	561	9,800	1,762	(10,361)	5,462
Net interest income	46,912	1,113	21,175	(1,762)	49	67,487
Gain on sales of loans	—	7,251	—	—	(488)	6,763
Other noninterest income	11,962	3,918	164	(4,174)	(112)	11,758
Net revenue	58,874	12,282	21,339	(5,936)	(551)	86,008

Provision for loan losses	(700)	32	2,070	—	—	1,402
Noninterest expense	42,605	10,045	10,978	(3,186)	(43)	60,399
Income (loss) before taxes	16,969	2,205	8,291	(2,750)	(508)	24,207
Income tax expense (benefit)	3,215	533	2,255	(752)	(107)	5,144
Net income (loss)	$13,754	$1,672	$6,036	$(1,998)	$(401)	$19,063

Other data:
Capital expenditures	$2,232	$65	$17	$—	$—	$2,314
Depreciation and amortization	$2,817	$180	$308	$—	$—	$3,305

	Nine Months Ended September 30, 2021
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$47,035	$3,011	$28,058	$—	$(7,558)	$70,546
Interest expense	4,481	925	6,926	1,759	(7,567)	6,524
Net interest income	42,554	2,086	21,132	(1,759)	9	64,022
Gain on sales of loans	—	18,753	—	—	(88)	18,665
Other noninterest income	11,197	7,298	231	1,341	(59)	20,008
Net revenue	53,751	28,137	21,363	(418)	(138)	102,695

Provision for loan losses	(200)	90	220	—	—	110
Noninterest expense	40,806	18,838	10,711	2,198	—	72,553
Income (loss) before taxes	13,145	9,209	10,432	(2,616)	(138)	30,032
Income tax expense (benefit)	2,261	2,588	2,836	(706)	(29)	6,950
Net income (loss)	$10,884	$6,621	$7,596	$(1,910)	$(109)	$23,082

Other data:
Capital expenditures	$584	$118	$3,675	$—	$—	$4,377
Depreciation and amortization	$3,115	$193	$270	$—	$—	$3,578

	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Total assets at September 30, 2022	$2,206,548	$53,496	$469,448	$41,488	$(431,915)	$2,339,065
Total assets at December 31, 2021	$2,131,391	$105,547	$372,292	$44,897	$(389,606)	$2,264,521

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of loan commitments at the Bank was $362.76 million at September 30, 2022 and $305.37 million at December 31, 2021, which does not include IRLCs at the mortgage banking segment, which are discussed in Note 11.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $13.82 million at September 30, 2022 and $15.11 million at December 31, 2021.

The mortgage banking segment sells substantially all of the residential mortgage loans it originates to third-party investors. As is customary in the industry, the agreements with these investors require the mortgage banking segment to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the investors are entitled to make loss claims and repurchase requests of the mortgage banking segment for loans that contain covered deficiencies. The mortgage banking segment has obtained early payment default recourse waivers for a significant portion of its business. Recourse periods for early payment default for the remaining investors vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. The mortgage banking segment maintains an allowance for indemnifications that represents management’s estimate of losses that are probable of arising under these recourse provisions. As performance data for loans that have been sold is not made available to the mortgage banking segment by the investors, the estimate of potential losses is inherently subjective and is based on historical indemnification payments and management’s assessment of current conditions that may contribute to indemnified losses on mortgage loans that have been sold in the secondary market.  For the three and nine months ended September 30, 2022, the Corporation recorded a provision for indemnifications of $11,000 and a reversal of provision for indemnifications of $858,000, respectively, and recorded a provision for indemnifications for the three and nine months ended September 30, 2021 of $20,000 and $52,000, respectively, which is included in “Noninterest Expenses – Other” on the Consolidated Statements of Income. No indemnification payments were made during the three and nine months ended September 30, 2022 or 2021. The allowance for indemnifications was $2.39 million at September 30, 2022 and $3.25 million at December 31, 2021.

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

Cash flow hedges.  The Corporation designates interest rate swaps as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Corporation’s trust preferred capital notes. These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Corporation’s borrowings for fixed-rate interest payments.  Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Corporation assesses the effectiveness of each hedging relationship quarterly. If the Corporation determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of September 30, 2022, the Corporation has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2024 and June 2029.

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

Mortgage banking.  The mortgage banking segment enters into IRLCs with customers to originate loans for which the interest rates are determined (or “locked”) prior to funding. The mortgage banking segment is exposed to interest rate risk through fixed-rate IRLCs and mortgage loans from the time that interest rates are locked until the loans are sold in the secondary market. The mortgage banking segment mitigates this interest rate risk by either (1) entering into forward sales contracts with investors, which at times includes the community banking segment, at the time that interest rates are locked for mortgage loans to be delivered on a best efforts basis or (2) entering into forward sales contracts for TBA securities until it can enter into forward sales contracts with investors for mortgage loans to be delivered on a mandatory basis. IRLCs, forward sales of loans and forward sales of TBA securities are derivative financial instruments and are reported at fair value in other assets and other liabilities in the Consolidated Balance Sheets.  Changes in the fair value of mortgage banking derivatives are recorded as a component of gains on sales of loans.

At September 30, 2022, the mortgage banking segment had $67.26 million of IRLCs and $34.93 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $102.19 million in mortgage loans.

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

The following tables summarize key elements of the Corporation’s derivative instruments other than forward sales of mortgage loans.  The fair values of forward sales of mortgage loans were not material to the consolidated financial statements of the Corporation at September 30, 2022 or December 31, 2021.

	September 30, 2022
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$2,031	$—
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	86,257	—	6,762
Matched interest rate swaps with counterparty	86,257	6,762	—
Mortgage banking contracts:
IRLCs	67,263	746	—

	December 31, 2021
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$—	$665
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	72,352	3,303	164
Matched interest rate swaps with counterparty	72,352	164	3,303
Mortgage banking contracts:
IRLCs	83,407	1,523	—
Forward sales of TBA securities	9,250	—	3

The Corporation and the Bank are required to maintain cash collateral with dealer counterparties for interest rate swap relationships in a loss position. At September 30, 2022 and December 31, 2021, there were zero and $3.88 million, respectively, of cash collateral maintained with dealer counterparties and was included in “Other assets” in the Consolidated Balance Sheet.

NOTE 12: Other Noninterest Expenses

The following table presents the significant components in the Consolidated Statements of Income line “Noninterest Expenses-Other.”

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Data processing fees	$2,675	$2,791	$7,921	$8,519
Professional fees	684	675	2,179	2,159
Marketing and advertising expenses	441	374	1,415	1,178
Mortgage banking loan processing expenses	404	697	1,405	2,458
Travel and educational expenses	322	263	1,067	620
Telecommunication expenses	350	390	1,047	1,151
Net periodic pension income	(299)	(275)	(898)	(826)
Provision for indemnifications	11	20	(858)	52
Other real estate (gain)/loss and expenses, net	1	2	2	(400)
All other noninterest expenses	2,116	1,818	5,912	5,619
Total other noninterest expenses	$6,705	$6,755	$19,192	$20,530

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

The following table presents selected financial performance highlights for the periods indicated:

TABLE 1: Financial Performance Highlights

(Dollars in thousands, except for per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income (Loss):
Community Banking	$5,421	$4,166	$13,754	$10,884
Mortgage Banking	24	2,108	1,672	6,621
Consumer Finance	1,779	2,194	6,036	7,596
Other	(679)	(641)	(2,399)	(2,019)
Consolidated net income	$6,545	$7,827	$19,063	$23,082

Earnings per share - basic and diluted	$1.85	$2.16	$5.34	$6.27

Annualized return on average equity	13.20%	15.66%	12.63%	15.77%
Annualized return on average tangible common equity[1]	15.35%	18.02%	14.67%	18.35%
Annualized return on average assets	1.12%	1.44%	1.10%	1.43%
[1]

Return on average tangible common equity (ROTCE), which excludes the effect of intangible assets, is a non-GAAP financial measure.  Refer to “Use of Certain Non-GAAP Financial Measures,” below, for information about these non-GAAP financial measures, including a quantitative reconciliation to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

Consolidated net income decreased $1.3 million and $4.0 million for the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021 due primarily to lower net income of the mortgage banking segment, resulting from broad declines in mortgage origination volume across the industry, and the consumer finance segment, partially offset by higher net income of the community banking segment.

A discussion of the performance of our business segments is included under the heading “Business Segments” in the “Results of Operations” section of this discussion and analysis.

Key highlights for the three and nine months ended September 30, 2022 are as follows.

●	Community banking segment loans as of September 30, 2022 grew $23.0 million or 8.6 percent annualized, compared to June 30, 2022, excluding the effect of Paycheck Protection Program (PPP) loans. Average community bank segment loans increased 9.9 percent and 8.9 percent for the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021, excluding the effect of PPP loans;
●	Consumer finance segment loans as of September 30, 2022 grew $28.6 million or 26.2 percent annualized, compared to June 30, 2022. Average consumer finance segment loans increased 33.6 percent and 28.0 percent for the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021;
●	Average deposits increased 9.0 percent and 8.9 percent for the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021;
●	The community banking segment recorded no provision for loan losses for the third quarter of 2022 and 2021. For the first nine months of 2022 and 2021, the community banking segment recorded net reversals of provision for loan losses of $700,000 and $200,000, respectively;
●	The consumer finance segment recorded provision for loan losses of $1.2 million and $400,000 for the third quarter of 2022 and 2021, respectively. For the first nine months of 2022 and 2021, the consumer finance segment recorded provision for loan losses of $2.1 million and $220,000, respectively;
●	Consolidated annualized net interest margin was 4.37 percent for the third quarter of 2022, compared to 4.25 percent and 4.12 percent for the third quarter of 2021 and second quarter of 2022, respectively. The increase in the third quarter of 2022 compared to the second quarter of 2022 was due primarily to utilizing lower yielding cash to fund growth in higher yielding loans and securities, as well as higher average yields on earning assets, including the effects of rising market interest rates. Consolidated annualized net interest margin was 4.15 percent for the first nine months of 2022, compared to 4.31 percent for the first nine months of 2021;
●	The community banking segment recognized no net PPP origination fees in the third quarter of 2022 and $679,000 in the first nine months of 2022, compared to $1.3 million and $3.4 million in the third quarter and first nine months of 2021, respectively. All net PPP origination fees received by C&F Bank had been recognized in income as of June 30, 2022;
●	The consumer finance segment experienced net charge-offs at an annualized rate of 0.71 percent of average total loans for the third quarter of 2022, compared to net recoveries of 0.09 for the third quarter of 2021. Annualized net charge-offs as a percentage of average total loans were 0.19 percent for the first nine months of 2022, compared to net recoveries of 0.08 for the first nine months of 2021. Delinquencies remain lower than pre-pandemic levels and a strong used car market has mitigated losses on defaulted loans;
●	The consumer finance segment’s average loan yield declined as a result of pursuing growth in higher quality, lower yielding loans, partially offset by rising interest rates; and
●	Mortgage banking segment loan originations decreased 48.6 percent and 49.6 percent for the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021, amid rising mortgage interest rates and declines in mortgage industry volume.

Capital Management and Dividends

Total equity was $185.4 million at September 30, 2022, compared to $211.0 million at December 31, 2021. Under regulatory capital standards, the Corporation’s tier 1 capital and total capital ratios at September 30, 2022 were 12.8 percent and 15.4 percent, respectively, compared to 13.0 percent and 15.8 percent, respectively, at December 31, 2021. At September 30, 2022, the book value per share of the Corporation’s common stock was $52.92, and tangible book value per share, which is a non-GAAP financial measure, was $45.20, compared to $59.32 and $51.66, respectively, at December 31, 2021.

Total consolidated equity decreased $25.6 million at September 30, 2022 compared to December 31, 2021, due primarily to unrealized losses in the market value of securities available for sale of $40.2 million (net of tax), which are recognized as a component of other comprehensive income, partially offset by net income.  The Corporation’s securities available for sale are fixed income debt securities, and their decline in market value during the first nine months of 2022 was a result of increases in market interest rates. The Corporation expects to recover its investments in debt securities through scheduled payments of principal and interest, and unrealized losses are not expected to affect the earnings or regulatory capital of the Corporation or the Bank.

For the third quarter of 2022, the Corporation’s 42 cents per share cash dividend equated to a payout ratio of 22.7 percent of earnings per share. The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital levels and requirements and expected future earnings. In making its decision on the payment of dividends on the Corporation’s common stock, the Corporation’s Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.

The Corporation has a share repurchase program that was authorized by the Board of Directors in November 2021 to repurchase up to $10.0 million of the Corporation’s common stock through November 30, 2022.  During the third quarter of 2022, the Corporation repurchased 34,262 shares, or $1.7 million of its common stock under the Corporation’s share repurchase program.

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

Allowance for Loan Losses: We establish the allowance for loan losses through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when we believe that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Our judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs for relevant periods of time, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available.  In evaluating the level of the allowance, we consider a range of possible assumptions and outcomes related to the various factors identified above. Under alternative assumptions that we considered in developing our estimate of an allowance that will be adequate to absorb probable losses inherent in the loan portfolio at September 30, 2022, our estimate of the allowance varied between $38 million and $42 million.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three and nine months ended September 30, 2022 and 2021. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented. Average balances of securities available for sale are included at amortized cost. Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect.

Accretion and amortization of fair value purchase adjustments related to business combinations are included in the computation of yields on loans and investments and on the costs of deposits and borrowings. The accretion contributed approximately 9 basis points and 6 basis points to the yields on community banking segment loans and total loans, respectively, for the third quarter of 2022, and 4 basis points to both the yield on total earning assets and net interest margin for the third quarter of 2022, compared to approximately 16 basis points and 11 basis points to the yields on community banking segment loans and total loans, respectively, for the third quarter of 2021, and 8 basis points to both the yield on total earning assets and net interest margin, for the third quarter of 2021.  The accretion contributed approximately 17 basis points and 11 basis points to the yields on community banking segment loans and total loans, respectively, for the first nine months of 2022, and 8 basis points to both the yield on total earning assets and net interest margin for the first nine months of 2022, compared to approximately 27 basis points and 20 basis points to the yields on community banking segment loans and total loans, respectively, for the first nine months of 2021, and 14 basis points to both the yield on total earning assets and net interest margin, for the first nine months of 2021.

The yield on loans includes, with respect to PPP loans, interest at a note rate of one percent as well as net deferred origination fees that were amortized based on the contractual maturity of the related loan or accelerated into interest income upon repayment of the loan.  There was no accretion of net PPP origination fees during the three months ended September 30, 2022.  Accretion of net PPP origination fees contributed approximately 49 basis points and 34 basis points to the yields on community banking segment loans and total loans, respectively, for the third quarter of 2021, and 25 basis points to both the yield on interest earning assets and net interest margin for the third quarter of 2021.  Accretion of net PPP origination fees contributed approximately 9 basis points and 6 basis points to the yields on community banking segment loans and total loans, respectively, for the first nine months of 2022, and 4 basis points to both the yield on interest earning assets and net interest margin for the first nine months of 2022, compared to approximately 43 basis points and 30 basis points to the yields on community banking segment loans and total loans, respectively, for the first nine months of 2021, and 23 basis points to both the yield on interest earning assets and net interest margin for the first nine months of 2021.

TABLE 2: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended September 30,
	2022			2021
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$461,327	$2,237	1.94%	$280,018	$1,012	1.45%
Tax-exempt	77,574	519	2.68	77,695	501	2.58
Total securities	538,901	2,756	2.05	357,713	1,513	1.69
Loans:
Community banking segment	1,082,947	11,470	4.20	1,033,291	11,895	4.57
Mortgage banking segment	44,216	556	4.99	113,436	864	3.02
Consumer finance segment	453,401	11,174	9.78	339,283	9,386	10.98
Total loans	1,580,564	23,200	5.82	1,486,010	22,145	5.91
Interest-bearing deposits in other banks	105,683	521	1.96	184,603	77	0.17
Total earning assets	2,225,148	26,477	4.72	2,028,326	23,735	4.64
Allowance for loan losses	(40,976)			(39,215)
Total non-earning assets	152,284			189,631
Total assets	$2,336,456			$2,178,742

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$346,527	267	0.31	$295,761	118	0.16
Money market deposit accounts	405,872	258	0.25	319,172	198	0.25
Savings accounts	236,481	32	0.05	214,881	30	0.06
Certificates of deposit	387,527	722	0.74	444,826	888	0.79
Total interest-bearing deposits	1,376,407	1,279	0.37	1,274,640	1,234	0.38
Borrowings:
Repurchase agreements	36,913	43	0.47	29,597	35	0.47
Other borrowings	55,585	624	4.49	55,815	717	5.14
Total borrowings	92,498	667	2.88	85,412	752	3.52
Total interest-bearing liabilities	1,468,905	1,946	0.53	1,360,052	1,986	0.58
Noninterest-bearing demand deposits	631,519			568,275
Other liabilities	37,669			50,461
Total liabilities	2,138,093			1,978,788
Equity	198,363			199,954
Total liabilities and equity	$2,336,456			$2,178,742
Net interest income		$24,531			$21,749
Interest rate spread			4.19%			4.06%
Interest expense to average earning assets			0.35%			0.39%
Net interest margin			4.37%			4.25%

	Nine Months Ended September 30,
	2022			2021
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$399,660	$5,266	1.76%	$246,391	$2,676	1.45%
Tax-exempt	72,641	1,389	2.55	82,551	1,646	2.66
Total securities	472,301	6,655	1.88	328,942	4,322	1.75
Loans:
Community banking segment	1,054,842	33,027	4.19	1,039,242	35,400	4.55
Mortgage banking segment	53,792	1,674	4.16	141,837	3,012	2.84
Consumer finance segment	417,604	30,975	9.92	326,333	28,057	11.50
Total loans	1,526,238	65,676	5.75	1,507,412	66,469	5.90
Interest-bearing deposits in other banks	191,436	1,021	0.71	158,635	171	0.14
Total earning assets	2,189,975	73,352	4.48	1,994,989	70,962	4.75
Allowance for loan losses	(40,685)			(39,432)
Total non-earning assets	165,930			190,993
Total assets	$2,315,220			$2,146,550

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$348,992	595	0.23	$301,374	369	0.16
Money market deposit accounts	390,857	729	0.25	312,265	594	0.25
Savings accounts	230,011	91	0.05	204,829	86	0.06
Certificates of deposit	396,079	2,070	0.70	454,171	3,249	0.96
Total interest-bearing deposits	1,365,939	3,485	0.34	1,272,639	4,298	0.45
Borrowings:
Repurchase agreements	35,403	121	0.46	24,425	86	0.47
Other borrowings	55,646	1,856	4.45	55,803	2,140	5.11
Total borrowings	91,049	1,977	2.90	80,228	2,226	3.70
Total interest-bearing liabilities	1,456,988	5,462	0.50	1,352,867	6,524	0.64
Noninterest-bearing demand deposits	616,032			547,118
Other liabilities	41,019			51,409
Total liabilities	2,114,039			1,951,394
Equity	201,181			195,156
Total liabilities and equity	$2,315,220			$2,146,550
Net interest income		$67,890			$64,438
Interest rate spread			3.98%			4.11%
Interest expense to average earning assets			0.33%			0.44%
Net interest margin			4.15%			4.31%

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

TABLE 3: Rate-Volume Recap

	Three Months Ended September 30, 2022 from 2021
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans:
Community banking segment	$(985)	$560	$(425)
Mortgage banking segment	385	(693)	(308)
Consumer finance segment	(1,110)	2,898	1,788
Securities:
Taxable	420	805	1,225
Tax-exempt	19	(1)	18
Interest-bearing deposits in other banks	492	(48)	444
Total interest income	(779)	3,521	2,742
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	126	23	149
Money market deposit accounts	—	60	60
Savings accounts	2	—	2
Certificates of deposit	(55)	(111)	(166)
Total interest-bearing deposits	73	(28)	45
Borrowings:
Repurchase agreements	—	8	8
Other borrowings	(90)	(3)	(93)
Total interest expense	(17)	(23)	(40)
Change in net interest income	$(762)	$3,544	$2,782

	Nine Months Ended September 30, 2022 from 2021
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans:
Community banking segment	$(2,887)	$514	$(2,373)
Mortgage banking segment	1,028	(2,366)	(1,338)
Consumer finance segment	(4,211)	7,129	2,918
Securities:
Taxable	663	1,927	2,590
Tax-exempt	(66)	(191)	(257)
Interest-bearing deposits in other banks	809	41	850
Total interest income	(4,664)	7,054	2,390
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	166	60	226
Money market deposit accounts	—	135	135
Savings accounts	(10)	15	5
Certificates of deposit	(801)	(378)	(1,179)
Total interest-bearing deposits	(645)	(168)	(813)
Borrowings:
Repurchase agreements	(2)	37	35
Other borrowings	(278)	(6)	(284)
Total interest expense	(925)	(137)	(1,062)
Change in net interest income	$(3,739)	$7,191	$3,452

Net interest income, on a taxable-equivalent basis, for the third quarter of 2022 increased to $24.5 million, compared to $21.7 million for the third quarter of 2021, due primarily to higher average balances of earning assets and an increase in net interest margin. Net interest income, on a taxable-equivalent basis, for the first nine months of 2022 increased to $67.9 million, compared to $64.4 million for the first nine months of 2021, due primarily to higher average balance of earnings assets, partially offset by a decrease in net interest margin. Average earning assets increased $196.8 million and $195.0 million for the third quarter of 2022 and first nine months of 2022, respectively, compared to the same periods of 2021. Annualized net interest margin increased 12 basis points to 4.37 percent for the third quarter of 2022, relative to the third quarter of 2021, due primarily to the effect of rising interest rates on yields of earning assets. Annualized net interest margin decreased 16 basis points to 4.15 percent for the first nine months of 2022, relative to the first nine months of 2021, due primarily to lower average yields on consumer finance segment loans and lower accretion of net PPP origination fees and discounts on purchased loans included in loan yields at the community banking segment, partially offset by lower average costs of deposits and borrowings and rising yields on cash and securities. The yield on interest-earning assets increased by 8 basis points and decreased by 27 basis points, respectively, for the third quarter and first nine months of 2022, compared to the same periods in 2021.  The cost of interest-bearing liabilities decreased by 5 basis points and 14 basis points, respectively, for the third quarter and first nine months of 2022, compared to the same periods of 2021.

Average loans, which includes both loans held for investment and loans held for sale, increased $94.6 million to $1.58 billion for the third quarter of 2022 and increased $18.8 million to $1.53 billion for the first nine months of 2022, compared to the same periods in 2021. Average loans at the community banking segment increased $49.7 million, or 4.8 percent, for the third quarter of 2022, and increased $15.6 million, or 1.5 percent, for the first nine months of 2022 compared to the same periods in 2021.  Excluding the impact of PPP loans, average loans at the community banking segment increased $97.2 million, or 9.9 percent, for the third quarter of 2022, and increased $85.4 million, or 8.9 percent, for the first nine months of 2022 compared to the same periods in 2021.  The increase in average loans at the community banking segment excluding PPP loans for the third quarter and first nine months of 2022 compared to the same periods in 2021 resulted primarily from growth in the commercial real estate and construction segments of the loan portfolio. Average loans at the consumer finance segment increased $114.1 million, or 33.6 percent, for the third quarter of 2022, and increased $91.3 million, or 28.0 percent, for the first nine months of 2022 compared to the same periods in 2021 due to higher average balances of automobile loans and marine and RV loans. Average loans at the mortgage banking segment, which consist primarily of loans held for sale, decreased $69.2 million, or 61.0 percent, for the third quarter of 2022, and decreased $88.0 million, or 62.1 percent for the first nine months of 2022, compared to the same periods in 2021, due primarily to lower mortgage loan production volume.

The community banking segment average loan yield decreased 37 basis points to 4.20 percent for the third quarter of 2022 and decreased 36 basis points to 4.19 percent for the first nine months of 2022, compared to the same periods in 2021 primarily as a result of lower recognition of net PPP origination fees and lower interest income on PCI loans, partially offset by the effects of rising interest rates. PPP loans earn interest at a note rate of one percent as well as net origination fees that were amortized over the contractual term of the related loan or accelerated into interest income upon repayment of the loan.  There were no net PPP origination fees recognized in the third quarter of 2022 and $679,000 recognized in the first nine months of 2022, compared to net PPP origination fees recognized in the third quarter and first nine months of 2021 of $1.3 million and $3.4 million, respectively.  As of June 30, 2022, all net PPP origination fees received by C&F Bank had been recognized in income, totaling $6.3 million since the inception of the PPP in the second quarter of 2020. The recognition of interest income on PCI loans, which were acquired in connection with past mergers and acquisitions, is based on management’s expectation of future payments of principal and interest, which are inherently uncertain. Earlier than expected repayments of certain PCI loans resulted in the recognition of additional interest income during the third quarters and first nine months of 2022 and 2021. Interest income recognized on PCI loans was $251,000 and $364,000 for the third quarters of 2022 and 2021, respectively, and $1.3 million and $1.9 million for the first nine months of 2022 and 2021, respectively. The consumer finance segment average loan yield decreased 120 basis points to 9.78 percent for the third quarter of 2022 and decreased 158 basis points to 9.92 percent for the first nine months of 2022, compared to the same periods in 2021, due to the consumer finance segment continuing to pursue loan contracts of higher credit quality and lower average yields. This impact on consumer finance segment yields is tapering off as the portfolio turns over and new loans are brought on at higher current interest rates, as evidenced by a decrease of 4 basis points in average loan yield for the third quarter of 2022 from 9.82 basis points in the second quarter of 2022. The mortgage banking segment average loan yield increased 197 basis points to 4.99 percent for the third quarter of 2022, and increased 132 basis points to 4.16 percent for the first nine months of 2022, compared to the same periods in 2021, due to higher mortgage interest rates.

Average securities available for sale increased $181.2 million and $143.4 million for the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021, due primarily to higher purchases of mortgage-backed securities and securities issued by the U.S. Treasury and government agencies and corporations. The average yield on the securities portfolio on a taxable-equivalent basis increased 36 basis points to 2.05 percent for the third quarter of 2022 compared to the third quarter of 2021 and increased 13 basis points to 1.88 percent for the first nine months of 2022 compared to the first nine months of 2021, due primarily to rising interest rates during 2022, which allowed for purchases of securities at higher yields.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the Federal Reserve Bank, decreased $78.9 million for the third quarter of 2022 due primarily to utilizing lower yielding cash to fund growth in higher yielding loans and securities. Average interest-bearing deposits in other banks increased $32.8 million for the first nine months of 2022, compared to the same period in 2021 due primarily to excess liquidity resulting from deposit growth and a decrease in loans held for sale, partially offset by growth in securities available for sale and loans held for investment. The average yield on interest-bearing deposits in other banks increased 179 basis points for the third quarter of 2022, and increased 57 basis points for the first nine months of 2022 compared to the same periods in 2021 due to rising interest rates during 2022.  The Federal Reserve Bank increased the interest rate on excess cash reserve balances from 0.10 percent at December 31, 2020 to 0.15 percent by the end of 2021 and to 3.15 percent by the end of the third quarter of 2022.

Average money market, savings and interest-bearing demand deposits increased $159.1 million and $151.4 million for the third quarter and first nine months of 2022, respectively, and average time deposits decreased $57.3 million and $58.1 million for the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021, due primarily to growth in consumer and business checking, money market, and savings deposits and a shift to non-time deposits.  Average noninterest-bearing demand deposits increased $63.2 million and $68.9 million for the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021.  The average cost of interest-bearing deposits decreased 1 basis point and 11 basis points for the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021, due primarily to lower rates on time deposits, including maturities of time deposits that were opened when rates were higher, and a shift in composition toward non-time deposits.  The average cost of interest-bearing deposits increased 5 basis points for the third quarter of 2022 compared to the second quarter of 2022 due to the effects of rising interest rates.

Average borrowings increased $7.1 million and $10.8 million for the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021 due primarily to increases in balances of repurchase agreements with commercial deposit customers. The average cost of borrowings decreased 64 basis points and 80 basis points for the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021 due primarily to the termination of a revolving bank line of credit during the fourth quarter of 2021 and growth in repurchase agreements, which have a lower average cost than long-term borrowings.

The Corporation believes that rising interest rates will continue to have a positive effect on yields of cash reserves, variable rate loans, new loan originations and purchases of securities available for sale at the community banking segment as well as mortgage loans held for sale. Although the Corporation expects the cost of deposits to continue to increase in the near term, the Corporation believes that net interest margin will continue to expand as higher average yields on earning assets will outweigh the increasing cost of deposits. The extent to which rising interest rates affect net interest margin will depend on a number of factors, including (1) the Corporation’s ability to continue to grow loans at the community banking segment and consumer finance segment and competition for loans, (2) the continued availability of funding through low-cost deposits and the Corporation’s ability to compete for deposits, (3) average yields on consumer finance loans, which, although tapering off, may decline as a result of the higher credit quality of loan contracts purchased by the consumer finance segment, (4) possible lower accretion of discounts on purchased loans, which is included in yields on loans, and (5) further declines in mortgage loan production and therefore lower average loans held for sale at the mortgage banking segment. The Corporation can give no assurance as to the ultimate impact of rising interest rates or as to when or for how long the Corporation may experience an increase in net interest margin.

Noninterest Income

TABLE 4: Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Gains on sales of loans	$1,870	$5,660	$6,763	$18,665
Interchange income	1,513	1,461	4,502	4,250
Service charges on deposit accounts	1,099	992	3,216	2,639
Mortgage banking fee income	731	1,630	2,508	5,134
Wealth management services income, net	613	708	1,885	2,095
Mortgage lender services income	397	598	1,259	1,991
Other service charges and fees	403	386	1,179	1,188
Net gains on sales, maturities and calls of available for sale securities	—	3	—	41
Other (loss) income, net	(497)	329	(2,791)	2,670
Total noninterest income	$6,129	$11,767	$18,521	$38,673

Total noninterest income decreased $5.6 million, or 47.9 percent, for the third quarter of 2022 and decreased $20.2 million, or 52.1 percent, for the first nine months of 2022, compared to the same periods in 2021. The decreases were due primarily to (1) lower volume of mortgage loan production and mortgage lender services, which resulted in lower gains on sales of loans and mortgage banking fee income, (2) lower margins on sales of mortgage loans, and (3) fluctuations in unrealized gains and losses related to the Corporation’s nonqualified deferred compensation plan, included in other (loss) income, net, partially offset by higher income from service charges on deposit accounts and debit card interchange fees.

The Corporation recognized unrealized losses related to its nonqualified deferred compensation plan of $833,000 and $4.2 million for the third quarter and first nine months of 2022, respectively, compared to unrealized losses of $122,000 and unrealized gains of $1.3 million for the same periods in 2021, respectively. Unrealized gains and losses in the Corporation’s nonqualified deferred compensation plan are offset by changes in deferred compensation, recorded in salaries and employee benefits expense.

Noninterest Expense

TABLE 5: Noninterest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Salaries and employee benefits	$12,202	$13,915	$34,700	$45,242
Occupancy expense	2,182	2,231	6,507	6,781
Other expenses:
Data processing	2,675	2,791	7,921	8,519
Professional fees	684	675	2,179	2,159
Mortgage banking loan processing expenses	404	697	1,405	2,458
Other real estate loss/(gain) and expense, net	1	2	2	(400)
Provision for indemnifications	11	20	(858)	52
Other expenses	2,930	2,570	8,543	7,742
Total other expenses	6,705	6,755	19,192	20,530
Total noninterest expense	$21,089	$22,901	$60,399	$72,553

Total noninterest expenses decreased $1.8 million, or 7.9 percent, in the third quarter of 2022 and decreased $12.2 million, or 16.8 percent, in the first nine months of 2022 compared to the same periods in 2021, due primarily to (1) lower expenses tied to mortgage loan production volume reported in salaries and employee benefits, mortgage banking loan processing expenses and data processing, (2) decreases in salaries and employee benefits related to deferred compensation, and (3) a reversal of provision for indemnifications during the first nine months of 2022 compared to provision recorded in the first nine months of 2021, partially offset by net gains on other real estate during the first nine months of 2021 related primarily to the sale of one property in the second quarter of 2021.

Changes in deferred compensation liabilities decreased salaries and employee benefits expense by $833,000 and $4.2 million in the third quarter and first nine months of 2022, respectively, and decreased salaries and employee benefits expense by $161,000 and increased salaries and employee benefits expense by $1.3 million in the third quarter and first nine months of 2021, respectively, and were offset in both periods by unrealized losses and gains, respectively, recorded in noninterest income.

Income Taxes

The Corporation’s consolidated effective income tax rate was 21.3 percent and 23.1 percent for the first nine months of 2022 and 2021, respectively. The Corporation’s consolidated effective tax rate for the first nine months of 2022 was lower compared to the same period in 2021 primarily as a result of a lower share of income at the mortgage banking segment, which is subject to state income taxes.

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

TABLE 6: Community Banking Segment Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Interest income	$18,766	$15,924	$50,612	$47,035
Interest expense	1,353	1,301	3,700	4,481
Net interest income	17,413	14,623	46,912	42,554
Provision for loan losses	—	—	(700)	(200)
Net interest income after provision for loan losses	17,413	14,623	47,612	42,754
Noninterest income:
Interchange income	1,513	1,461	4,502	4,250
Service charges on deposit accounts	1,114	992	3,259	2,639
Investment services income	613	708	1,885	2,095
Other income, net	663	766	2,316	2,213
Total noninterest income	3,903	3,927	11,962	11,197
Noninterest expense:
Salaries and employee benefits	8,600	8,083	25,252	24,640
Occupancy expense	1,694	1,707	5,025	5,124
Data processing	2,026	2,001	5,907	6,012
Other real estate loss/(gain) and expense, net	1	2	2	(400)
Other expenses	2,300	1,759	6,419	5,430
Total noninterest expenses	14,621	13,552	42,605	40,806
Income before income taxes	6,695	4,998	16,969	13,145
Income tax expense	1,274	832	3,215	2,261
Net income	$5,421	$4,166	$13,754	$10,884

Community banking segment net income increased $1.3 million and $2.9 million for the third quarter and first nine months of 2022 compared to the same periods in 2021. The increases in community banking segment net income were due primarily to (1) higher net interest income, (2) lower provision for loan losses for the first nine months of 2022 compared to the same period in 2021, and (3) higher income from service charges on deposit accounts and debit card interchange activity, partially offset by higher salaries and employee benefits and other expenses.

Net interest income for the community banking segment increased by $2.8 million to $17.4 million for the third quarter of 2022 and increased $4.4 million to $46.9 million for the first nine months of 2022, respectively, compared to the same periods in 2021. These increases were due primarily to (1) higher average balances of interest-earning assets, including loans and securities, (2) the effects of rising interest rates during 2022 on asset yields, and (3) lower average cost of time deposits and a shift in balances from time deposits toward lower-cost savings, money market and demand deposits, partially offset by lower recognition of net PPP origination fees and lower interest income on PCI loans.  There were no net PPP origination fees recognized in the third quarter of 2022 and $679,000 recognized during the first nine months of 2022, compared to $1.3 million and $3.4 million, respectively, for the same periods in 2021.  All net PPP origination fees received by C&F Bank had been recognized in income as of June 30, 2022, totaling $6.3 million since the inception of the PPP in the second quarter of 2020. Interest income recognized on PCI loans was $251,000 and $1.3 million for the third quarter and first nine months of 2022, respectively, and $364,000 and $1.9 million for the third quarter and first nine months of 2021, respectively.

The community banking segment recorded no provision for loan losses for the third quarter of 2022 and recorded a net reversal of provision for loan losses of $700,000 for the first nine months of 2022, compared to no provision for loan losses for the third quarter of 2021 and a net reversal of provision for loan losses of $200,000 for the first nine months of 2021. The reversal of provision for loan losses in the first nine months of 2022 was due primarily to the resolution of certain impaired loans, which resulted in no losses being realized, and continued strong credit quality of the loan portfolio, partially offset by provision related to loan growth. Noninterest income increased for the first nine months of 2022 compared to the same period in 2021 as a result of higher service charges on deposit accounts, higher debit card interchange income and higher swap fee income, included in other income, net. Noninterest expenses increased during the same periods, driven primarily by higher salaries and employee benefits expense including adding new talent to the commercial lending team, net gains on other real estate in 2021 related primarily to the sale of one property in the second quarter of 2021, and higher marketing and travel expense as typical programs and community and educational events return to normalized activity levels after reduced activity due to COVID-19 during 2021.

Mortgage Banking:  The following table presents the mortgage banking operating results for the periods indicated.

TABLE 7: Mortgage Banking Segment Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Interest income	$556	$863	$1,674	$3,011
Interest expense	247	240	561	925
Net interest income	309	623	1,113	2,086
Provision for loan losses	—	30	32	90
Net interest income after provision for loan losses	309	593	1,081	1,996
Noninterest income:
Gains of sales of loans	1,904	5,691	7,251	18,753
Mortgage banking fee income	780	1,646	2,577	5,193
Mortgage lender services fee income	397	598	1,259	1,991
Other income	20	22	82	114
Total noninterest income	3,101	7,957	11,169	26,051
Noninterest expense:
Salaries and employee benefits	1,998	3,595	6,238	12,134
Occupancy expense	322	356	982	1,132
Data processing	272	453	886	1,524
Other expenses	806	1,239	1,939	4,048
Total noninterest expenses	3,398	5,643	10,045	18,838
Income before income taxes	12	2,907	2,205	9,209
Income tax (benefit) expense	(12)	799	533	2,588
Net income	$24	$2,108	$1,672	$6,621

The mortgage banking segment reported net income of $24,000 and $1.7 million for the third quarter and first nine months of 2022, respectively, compared to $2.1 million and $6.6 million, respectively, for the same periods in 2021. The decrease in net income of the mortgage banking segment for the third quarter and first nine months of 2022 compared to the same periods in 2021 was due primarily to (1) lower volume of mortgage loan originations and mortgage lender services, (2) lower margins on sales of mortgage loans and (3) lower net interest income as a result of lower average balances of loans held for sale, partially offset by lower expenses tied to mortgage loan origination volume such as salaries and benefits, loan processing and data processing and lower provision for indemnification reserves, which is included in other expenses, during the third quarter and first nine months of 2022.

The following table presents mortgage loan originations and mortgage loans sold for the periods indicated.

TABLE 8: Mortgage Loan Originations

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Mortgage loan originations:
Purchases	$165,997	$263,207	$493,206	$723,574
Refinancings	18,285	95,044	92,052	438,488
Total mortgage loan originations[1]	$184,282	$358,251	$585,258	$1,162,062

Lock-adjusted originations[2]	$147,585	$352,442	$571,051	$1,117,633
1	Total mortgage loan originations does not include mortgage lender services.
2	Lock-adjusted originations includes an estimate of the effect of changes in the volume of mortgage loan applications in process that have not closed, net of volume not expected to close.

Mortgage loan originations for the mortgage banking segment decreased 48.6 percent for the third quarter of 2022 and decreased 49.6 percent for the first nine months of 2022 compared to the same periods in 2021.  Gains on sales of loans, while driven in part by mortgage loan originations, also includes the effects of changes in locked loan commitments, which reflect the volume of mortgage loan applications that are in process and have not closed. Lock-adjusted originations for the mortgage banking segment decreased 58.1 percent for the third quarter of 2022 and decreased 48.9 percent for the first nine months of 2022 compared to the same periods in 2021. Locked loan commitments were $67.3 million at September 30, 2022, compared to $83.4 million at December 31, 2021 and $148.1 million at September 30, 2021.  Following the elevated volume levels in the mortgage industry during 2020 and 2021 that accompanied historically low mortgage interest rates and a highly active residential real estate market, the rapid rise in mortgage interest rates, combined with limited inventory of homes for sale, has led to a substantial decline in mortgage originations across the industry.

Mortgage lender services fee income is derived from providing mortgage origination functions to third-party mortgage lenders for a fee. Mortgage lender services volume decreased for the third quarter and first nine months of 2022 compared to the same periods in 2021 as a result of lower mortgage industry volume.

The mortgage banking segment recorded a provision for indemnification losses of $11,000 for the third quarter 2022 and a reversal of provision for indemnification losses of $858,000 for the first nine months of 2022, compared to provision for indemnification losses of $20,000 and $52,000, respectively, for the same periods in 2021.  The release of indemnification reserves in the first nine months of 2022 was due primarily to improvement in the mortgage banking segment’s assessment of borrower payment performance and other factors affecting expected losses on mortgage loans sold in the secondary market.  The mortgage banking segment increased reserves for indemnification losses during 2020 based on widespread forbearance on mortgage loans and economic uncertainty related to the COVID-19 pandemic.  To date, the mortgage banking segment has not made any payments for indemnification losses since the onset of the COVID-19 pandemic, and management believes that the indemnification reserve is sufficient to absorb losses related to loans that have been sold in the secondary market.

Consumer Finance:  The following table presents the consumer finance operating results for the periods indicated.

TABLE 9: Consumer Finance Segment Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Interest income	$11,175	$9,388	$30,975	$28,058
Interest expense	3,941	2,424	9,800	6,926
Net interest income	7,234	6,964	21,175	21,132
Provision for loan losses	1,200	400	2,070	220
Net interest income after provision for loan losses	6,034	6,564	19,105	20,912

Noninterest income	49	45	164	231
Noninterest expense:
Salaries and employee benefits	2,234	2,184	6,800	6,630
Occupancy expense	168	168	501	525
Data processing	371	332	1,104	967
Other expenses	866	896	2,573	2,589
Total noninterest expenses	3,639	3,580	10,978	10,711
Income before income taxes	2,444	3,029	8,291	10,432
Income tax expense	665	835	2,255	2,836
Net income	$1,779	$2,194	$6,036	$7,596

The decrease in consumer finance segment net income for the third quarter and first nine months of 2022, as compared to the same periods in 2021, was due primarily to margin compression resulting from lower average yields on automobile loans and increased borrowing costs on variable rate loans from the community banking segment and higher provision for loan losses, partially offset by loan growth.  Net interest margin decreased due to lower average yields on loans, as a result of the consumer finance segment’s pursuing growth in higher quality, lower yielding loans. Average loans outstanding increased $114.1 million, or 33.6%, for the third quarter of 2022 and increased $91.3 million, or 28.0%, for the first nine months of 2022, compared to the same periods in 2021.

Provision for loan losses increased as a result of significant loan growth in 2022, partially offset by a release of reserves related to strong loan performance. Despite some weakening in 2022, the consumer finance segment has experienced loan performance since 2020 that has been consistently stronger than periods prior to the onset of the COVID-19 pandemic, resulting in part from the consumer finance segment continuing to purchase higher quality loans, and in part from government stimulus measures in response to the pandemic that benefitted borrowers. Additionally, a strong used car market has continued to mitigate the losses realized upon repossession and sale of automobiles. If loan performance deteriorates, resulting in further elevated delinquencies or net charge-offs, or if values of used vehicles decline, provision for loan losses may increase in future periods.

ASSET QUALITY

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following table presents the Corporation’s loan loss experience for the periods indicated:

TABLE 10: Allowance for Loan Losses

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer[1]	Finance	Total
For the three months ended September 30, 2022:
Balance at beginning of period	$2,553	$972	$10,422	$524	$180	$25,868	$40,519
Provision charged to operations	112	(178)	34	11	21	1,200	1,200
Loans charged off	—	—	—	—	(77)	(1,793)	(1,870)
Recoveries of loans previously charged off	5	—	8	—	31	987	1,031
Balance at end of period	$2,670	$794	$10,464	$535	$155	$26,262	$40,880

Average loans	$235,002	$78,980	$730,653	$41,512	$8,108	$453,401	$1,547,656
Ratio of annualized net (recoveries) charge-offs to average loans	(0.01)%	—%	(0.00)%	—%	2.27%	0.71%	0.22%

For the three months ended September 30, 2021:
Balance at beginning of period	$2,814	$793	$11,028	$600	$267	$23,449	$38,951
Provision charged to operations	14	(1)	91	(2)	(72)	400	430
Loans charged off	—	—	—	—	(47)	(1,001)	(1,048)
Recoveries of loans previously charged off	6	—	1	—	28	1,079	1,114
Balance at end of period	$2,834	$792	$11,120	$598	$176	$23,927	$39,447

Average loans	$214,735	$59,258	$718,510	$42,902	$8,212	$339,283	$1,382,900
Ratio of annualized net (recoveries) charge-offs to average loans	(0.01)%	—%	(0.00)%	—%	0.93%	(0.09)%	(0.02)%

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer[1]	Finance	Total
For the nine months ended September 30, 2022:
Balance at beginning of period	$2,660	$856	$11,085	$593	$172	$24,791	$40,157
Provision charged to operations	(6)	(62)	(623)	(60)	83	2,070	1,402
Loans charged off	—	—	(11)	—	(193)	(4,115)	(4,319)
Recoveries of loans previously charged off	16	—	13	2	93	3,516	3,640
Balance at end of period	$2,670	$794	$10,464	$535	$155	$26,262	$40,880

Average loans	$222,919	$80,934	$712,285	$40,899	$8,112	$417,604	$1,482,753
Ratio of annualized net (recoveries) charge-offs to average loans	(0.01)%	—%	(0.00)%	(0.01)%	1.64%	0.19%	0.06%

For the nine months ended September 30, 2021:
Balance at beginning of period	$2,914	$975	$10,696	$687	$371	$23,513	$39,156
Provision charged to operations	(99)	(183)	422	(90)	(160)	220	110
Loans charged off	—	—	—	—	(128)	(3,443)	(3,571)
Recoveries of loans previously charged off	19	—	2	1	93	3,637	3,752
Balance at end of period	$2,834	$792	$11,120	$598	$176	$23,927	$39,447

Average loans	$215,654	$58,466	$721,320	$44,938	$9,152	$326,333	$1,375,863
Ratio of annualized net (recoveries) charge-offs to average loans	(0.01)%	—%	(0.00)%	(0.00)%	0.51%	(0.08)%	(0.02)%

1	Consumer loans includes provision, charge-offs and recoveries related to demand deposit overdrafts.

For further information regarding the adequacy of our allowance for loan losses, refer to “Table 14: Nonperforming Assets” and the accompanying disclosure below.

The allocation of the allowance for loan losses and the ratio of corresponding outstanding loan balances to total loans are as follows as of the dates indicated:

TABLE 11: Allocation of Allowance for Loan Losses

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,670	$2,660
Real estate—construction [1]	794	856
Commercial, financial and agricultural [2]	10,464	11,085
Equity lines	535	593
Consumer	155	172
Consumer finance	26,262	24,791
Total allowance for loan losses	$40,880	$40,157
Ratio of loans to total period-end loans:
Real estate—residential mortgage	15%	15%
Real estate—construction [1]	4	4
Commercial, financial and agricultural [2]	48	51
Equity lines	3	3
Consumer	1	1
Consumer finance	29	26
	100%	100%
1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators are presented in Table 12 below.  The characteristics of these loan ratings are as follows:

●	Pass rated loans are to persons or business entities with an acceptable financial condition, appropriate collateral margins, appropriate cash flow to service the existing loan, and an appropriate leverage ratio. The borrower has paid all obligations as agreed and it is expected that this type of payment history will continue. When necessary, acceptable personal guarantors support the loan.

●	Special mention loans have a specific identified weakness in the borrower’s operations and in the borrower’s ability to generate positive cash flow on a sustained basis. The borrower’s recent payment history may be characterized by late payments. The Corporation’s risk exposure is mitigated by collateral supporting the loan. The collateral is considered to be well-margined, well maintained, accessible and readily marketable.

●	Substandard loans are considered to have specific and well-defined weaknesses that jeopardize the viability of the Corporation’s credit extension. The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantor(s) to pay the loan may not adequately protect the Corporation. There is a distinct possibility that the Corporation will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet the Corporation’s definition of impaired unless the loan is significantly past due and the borrower’s performance and financial condition provide evidence that it is probable that the Corporation will be unable to collect all amounts due.

●	Substandard nonaccrual loans have the same characteristics as substandard loans; however, they have a nonaccrual classification because it is probable that the Corporation will not be able to collect all amounts due.
●	Doubtful rated loans have all the weaknesses inherent in a loan that is classified substandard but with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high.
●	Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

TABLE 12: Credit Quality Indicators

Loans by credit quality indicators as of September 30, 2022 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$241,592	$469	$841	$320	$243,222
Real estate – construction [2]	59,644	—	—	—	59,644
Commercial, financial and agricultural [3]	739,567	692	5,899	1,329	747,487
Equity lines	43,156	3	5	111	43,275
Consumer	7,859	1	—	1	7,861
	$1,091,818	$1,165	$6,745	$1,761	$1,101,489

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$465,170	$543	$465,713
1	At September 30, 2022, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

Loans by credit quality indicators as of December 31, 2021 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$215,432	$664	$605	$315	$217,016
Real estate – construction [2]	57,495	—	—	—	57,495
Commercial, financial and agricultural [3]	707,633	1,989	5,986	2,122	717,730
Equity lines	41,013	47	181	104	41,345
Consumer	8,276	—	1	3	8,280
	$1,029,849	$2,700	$6,773	$2,544	$1,041,866

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance	$367,814	$380	$368,194
1	At December 31, 2021, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.

The decrease in non-pass rated loans at September 30, 2022 compared to December 31, 2021 was due primarily to the resolution of certain impaired loans.

Table 13 summarizes the Corporation’s credit ratios on a consolidated basis as of September 30, 2022 and December 31, 2021.

TABLE 13: Consolidated Credit Ratios

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Total loans[1]	$1,567,202	$1,410,060
Nonaccrual loans	$2,304	$2,924
Allowance for loan losses (ALL)	$40,880	$40,157
Nonaccrual loans to total loans	0.15%	0.21%
ALL to total loans	2.61%	2.85%
ALL to nonaccrual loans	1,774.31%	1,373.36%
1	Total loans does not include loans held for sale at the mortgage banking segment.

Table 14 summarizes nonperforming assets by principal business segments as of the dates indicated.

TABLE 14: Nonperforming Assets

Community Banking Segment

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Loans, excluding purchased loans and PPP loans	$1,053,648	$954,262
Purchased performing loans[1]	39,782	56,798
Purchased credit impaired loans[1]	1,441	3,655
PPP loans[2]	496	17,762
Total loans	$1,095,367	$1,032,477

Nonaccrual loans	$1,449	$2,359
OREO	$423	$835
Impaired loans[3]	$2,114	$5,058

ALL	$14,228	$14,803
Nonaccrual loans to total loans	0.13%	0.23%
ALL to total loans	1.30%	1.43%
ALL to nonaccrual loans	981.92%	627.51%
ALL to total loans, excluding purchased credit impaired loans[4]	1.30%	1.44%
ALL to total loans, excluding purchased loans and PPP loans	1.35%	1.55%
Annualized year-to-date net charge-offs to average total loans	0.01%	0.01%
1	Acquired loans are tracked in two separate categories – “purchased performing” and “purchased credit impaired.” The remaining discount for the purchased performing loans was $811,000 at September 30, 2022 and $1.1 million at December 31, 2021. The remaining discount for the purchased credit impaired loans was $3.4 million at September 30, 2022 and $4.7 million at December 31, 2021.
2	The principal amount of outstanding PPP loans was $496,000 at September 30, 2022 and $18.4 million at December 31, 2021.
3	Impaired loans includes $1.3 million of loans on nonaccrual at September 30, 2022 and $2.2 million of loans on nonaccrual at December 31, 2021. Impaired loans also includes $2.1 million and $2.7 million of TDRs at September 30, 2022 and at December 31, 2021.
4	The ratio of ALL to total loans, excluding purchased credit impaired loans, includes purchased performing loans and loans originated under the PPP for which no allowance for loan losses is required.

Mortgage Banking Segment

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Total loans[1]	$6,122	$9,389
Nonaccrual loans	$312	$185
Impaired loans	$150	$150
ALL	$390	$563
Nonaccrual loans to total loans	5.10%	1.97%
ALL to total loans	6.37%	6.00%
ALL to nonaccrual loans	125.00%	304.32%
Annualized year-to-date net charge-offs to average total loans	—%	—%
2	Total loans does not include loans held for sale.

Consumer Finance Segment

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Total loans	$465,713	$368,194
Nonaccrual loans	$543	$380
Repossessed assets	$276	$190
ALL	$26,262	$24,791
Nonaccrual loans to total loans	0.12%	0.10%
ALL to total loans	5.64%	6.73%
ALL to nonaccrual loans	4,836.46%	6,523.95%
Annualized year-to-date net recoveries to average total loans	0.19%	(0.14)%

Nonperforming assets of the community banking segment totaled $1.9 million at September 30, 2022 compared to $3.2 million at December 31, 2021. Nonperforming assets consisted of $1.4 million in nonaccrual loans and $423,000 in OREO at September 30, 2022 and consisted of $2.4 million in nonaccrual loans and $835,000 in OREO at December 31, 2021.  The decrease in nonaccrual loans at September 30, 2022 as compared to December 31, 2021 was primarily due to the resolution of certain impaired loans during the first nine months of 2022.

At September 30, 2022, the allowance for loan losses at the community banking segment decreased to $14.2 million, compared to $14.8 million at December 31, 2021.  The allowance for loan losses as a percentage of total loans at the community banking segment, excluding PCI loans, at September 30, 2022 decreased to 1.30 percent, compared to 1.44 percent at December 31, 2021.  The allowance for loan losses as a percentage of total loans excluding all purchased loans and loans originated under the PPP decreased to 1.35 percent at September 30, 2022, compared to 1.55 percent at December 31, 2021, due primarily to the resolution of certain impaired loans and continued strong credit quality of the loan portfolio, partially offset by provision related to growth in the loan portfolio.

The consumer finance segment is an indirect lender that provides automobile financing through lending programs that are designed to serve customers both the prime and “non-prime” markets including those who have limited access to traditional automobile financing due to having experienced prior credit difficulties. The preferred automobile is a later model, low mileage used vehicle because the value of new vehicles typically depreciates rapidly. In addition to automobile financing, marine and RV loan contracts are also purchased on an indirect basis through a referral program administered by a third party. The marine and RV loan contracts are for prime loans averaging less than $50,000 made to individuals with higher credit scores.

Nonaccrual loans at the consumer finance segment were $543,000 at September 30, 2022, compared to $380,000 at December 31, 2021. Nonaccrual consumer finance loans remain low relative to the allowance for loan losses and the total consumer finance loan portfolio because the consumer finance segment generally initiates repossession of loan collateral once a loan becomes more than 60 days delinquent.  Repossessed vehicles of the consumer finance segment are classified as other assets and consist only of vehicles the Corporation has the legal right to sell.  Prior to the reclassification from loans to repossessed vehicles, the difference between the carrying amount of each loan and the fair value of each vehicle (i.e. the deficiency) is charged against the allowance for loan losses. At September 30, 2022, repossessed vehicles available for sale totaled $276,000, compared to $190,000 at December 31, 2021.

The consumer finance segment’s allowance for loan losses increased $1.5 million to $26.3 million at September 30, 2022 from $24.8 million at December 31, 2021. The consumer finance segment experienced net charge-offs at an annualized rate of 0.71 percent of average total loans for the third quarter of 2022, compared to net recoveries of 0.09 percent for the third quarter of 2021. Annualized net charge-offs for the first nine months of 2022 were 0.19 percent of average total loans, compared to net recoveries of 0.08 percent for the first nine months of 2021. The change in the net charge-off ratio for the third quarter and the first nine months of 2022 compared to the same periods in 2021 reflect a higher number of charge-offs during 2022 as government stimulus measures in response to the pandemic that benefitted borrowers had a decreased effect in 2022. Charge-offs in both years were lower than historical levels for the consumer finance segment, due to strong loan performance and a strong market for used autos, which mitigates losses on defaulted auto loans.  The consumer finance segment has experienced loan performance since 2020 that has been stronger than periods prior to the onset of the COVID-19 pandemic, resulting in part from the consumer finance segment continuing to purchase higher quality loans, and in part from government stimulus measures in response to the pandemic that benefitted borrowers.  At September 30, 2022, total delinquent loans as a percentage of total loans was 2.31 percent, compared to 2.16 percent at December 31, 2021 and 1.92 percent at September 30, 2021.  The allowance for loan losses as a percentage of total loans decreased to 5.64 percent at September 30, 2022 from 6.73 percent at December 31, 2021, primarily as a result of continued strong credit quality.

The consumer finance segment at times offers payment deferrals to borrowers as a portfolio management technique to achieve higher ultimate cash collections on select loan accounts. Average amounts of payment deferrals on a monthly basis, which are not included in delinquent loans, were 1.73 percent and 1.21 percent as a percentage of average automobile loans outstanding for the third quarter of 2022 and 2021, respectively and were 1.56 percent and 1.13 percent as a percentage of average automobile loans outstanding for the first nine months of 2022 and 2021, respectively.

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

TABLE 15: Impaired Loans

Impaired loans, which included TDRs of $2.1 million, and the related allowance at September 30, 2022, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$907	$187	$720	$46	$764	$27
Commercial, financial and agricultural:
Commercial real estate lending	1,329	—	1,329	105	1,329	—
Equity lines	28	28	—	—	28	1
Total	$2,264	$215	$2,049	$151	$2,121	$28

Impaired loans, which included TDRs of $2.7 million, and the related allowance at December 31, 2021, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$1,689	$550	$1,035	$63	$1,560	$64
Commercial, financial and agricultural:
Commercial real estate lending	1,389	—	1,390	103	1,393	72
Commercial business lending	2,234	—	2,123	489	2,257	—
Equity lines	118	110	—	—	119	4
Total	$5,430	$660	$4,548	$655	$5,329	$140

The decrease in the recorded investment in impaired loans and the related allowance at September 30, 2022 compared to December 31, 2021 is due primarily to the resolution of certain loans in the first nine months of 2022, which resulted in no losses being realized.

TDRs at September 30, 2022 and December 31, 2021 were as follows:

TABLE 16: Troubled Debt Restructurings

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Accruing TDRs	$784	$2,575
Nonaccrual TDRs[1]	1,329	115
Total TDRs[2]	$2,113	$2,690
1	Included in nonaccrual loans in Table 14: Nonperforming Assets.
2	Included in impaired loans in Table 14: Nonperforming Assets and Table 15: Impaired Loans.

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

FINANCIAL CONDITION

At September 30, 2022, the Corporation had total assets of $2.3 billion, which was an increase of $74.5 million since December 31, 2021. The increase was attributable primarily to increases in available for sale securities and loans held for investment, partially offset by a decrease in loans held for sale, and was funded by growth in money market, savings and demand deposits. The significant components of the Corporation’s Consolidated Balance Sheets are discussed below.

Loan Portfolio

Tables 17 and 18 present information pertaining to the composition of loans held for investment and the maturity/repricing of certain loans held for investment, respectively.

TABLE 17: Summary of Loans Held for Investment

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate—residential mortgage	$243,222	15%	$217,016	15%
Real estate—construction [1]	59,644	4	57,495	4
Commercial, financial, and agricultural [2]	747,487	48	717,730	51
Equity lines	43,275	3	41,345	3
Consumer	7,861	1	8,280	1
Consumer finance	465,713	29	368,194	26
Total loans	1,567,202	100%	1,410,060	100%
Less allowance for loan losses	(40,880)		(40,157)
Total loans, net	$1,526,322		$1,369,903
1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending (which includes loans originated under the PPP of $496,000 and $17.8 million at September 30, 2022 and December 31, 2021, respectively). Other commercial, financial and agricultural loans were $747.0 million and $699.9 million at September 30, 2022 and December 31, 2021, respectively.

The increase in total loans from December 31, 2021 to September 30, 2022 was due primarily to growth in automobile loans and marine and recreational vehicle loans at the consumer finance segment and commercial real estate and residential mortgage lending at the community banking segment, partially offset by repayment of PPP loans.

TABLE 18: Maturity/Repricing Schedule of Loans Held for Investment

	September 30, 2022
	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Variable Rate:
Within 1 year	$668	$31,512	$208,146	$43,275	$54	$—	$283,655
1 to 5 years	1,912	—	69,388	—	—	—	71,300
5 to 15 years	66	—	21,618	—	—	—	21,684
After 15 years	—	—	—	—	—	—	—
Fixed Rate:
Within 1 year	$4,508	$22,924	$29,306	$—	$1,422	$5,733	$63,893
1 to 5 years	29,775	2,047	190,146	—	5,010	167,889	394,867
5 to 15 years	161,506	2,811	218,365	—	1,375	292,091	676,148
After 15 years	44,787	350	10,518	—	—	—	55,655

	$243,222	$59,644	$747,487	$43,275	$7,861	$465,713	$1,567,202

Beginning in April 2020, the community banking segment originated loans under the PPP which are guaranteed by the SBA, and in some cases borrowers may be eligible to obtain forgiveness of the loans, in which case loans would be repaid by the SBA.  There were no net PPP origination fees recognized in the third quarter of 2022 and $679,000 were recognized in the first nine months of 2022, compared to $1.3 million and $3.4 million, respectively, in the same periods in 2021.  All net PPP origination fees received by C&F Bank had been recognized in income as of June 30, 2022, totaling $6.3 million since the inception of the PPP. As repayment of PPP loans is guaranteed by the SBA, the community banking segment does not recognize a reserve for PPP loans in its allowance for loan losses.  Table 19 presents the outstanding principal of loans originated under the PPP as of September 30, 2022 and December 31, 2021.

TABLE 19: Paycheck Protection Program Loans

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Outstanding principal	$496	$18,441
Unrecognized deferred fees, net	—	(679)
	$496	$17,762

Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At September 30, 2022 and December 31, 2021, all securities in the Corporation’s investment portfolio were classified as available for sale.

Table 20 sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 20: Securities Available for Sale

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. Treasury securities	$58,590	12%	$—	—%
U.S. government agencies and corporations	130,210	26	68,285	18
Mortgage-backed securities	181,225	36	190,349	51
Obligations of states and political subdivisions	106,767	21	92,666	25
Corporate and other debt securities	22,772	5	21,773	6
Total available for sale securities at fair value	$499,564	100%	$373,073	100%

Securities available for sale increased by $126.5 million to $499.6 million at September 30, 2022, compared to $373.1 million at December 31, 2021, due primarily to purchases of U.S. Treasury, U.S. government agencies and corporations and mortgage-backed securities with short maturities, in order to utilize excess liquidity by investing in debt securities rather than holding excess cash reserves. Net unrealized losses in the market value of securities available for sale were $50.3 million at September 30, 2022 and net unrealized gains in the market value of securities available for sale were $553,000 at December 31, 2021.  The decline in market value of securities available for sale during the first nine months of 2022 was primarily a result of increases in market interest rates.

For more information about the Corporation's securities available for sale, including information about securities in an unrealized loss position at September 30, 2022 and December 31, 2021, see Part I, Item 1, “Financial Statements” under the heading “Note 2: Securities” in this Quarterly Report on Form 10-Q.

Table 21 presents additional information pertaining to the composition of the securities portfolio at amortized cost, by the earlier of contractual maturity or expected maturity.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

TABLE 21: Maturity of Securities

	September 30, 2022
		Weighted
	Amortized	Average
(Dollars in thousands)	Cost	Yield [1]
U.S. Treasury securities:
Maturing within 1 year	$8,398	2.52%
Maturing after 1 year, but within 5 years	52,329	2.08
Total U.S. Treasury securities	60,727	2.14
U.S. government agencies and corporations:
Maturing within 1 year	68,750	2.29
Maturing after 1 year, but within 5 years	55,070	1.97
Maturing after 5 years, but within 10 years	19,275	1.41
Total U.S. government agencies and corporations	143,095	2.05
Mortgage-backed securities:
Maturing within 1 year	493	1.90
Maturing after 1 year, but within 5 years	135,305	1.79
Maturing after 5 years, but within 10 years	66,118	1.43
Maturing after 10 years	3,161	3.76
Total mortgage-backed securities	205,077	1.70
States and municipals:[1]
Maturing within 1 year	22,339	3.28
Maturing after 1 year, but within 5 years	54,663	2.48
Maturing after 5 years, but within 10 years	36,035	2.55
Maturing after 10 years	2,652	3.50
Total states and municipals	115,689	2.68
Corporate and other debt securities:
Maturing within 1 year	2,035	2.67
Maturing after 1 year, but within 5 years	21,290	3.45
Maturing after 5 years, but within 10 years	2,000	4.03
Total corporate and other debt securities	25,325	3.43
Total securities:
Maturing within 1 year	102,015	2.53
Maturing after 1 year, but within 5 years	318,657	2.10
Maturing after 5 years, but within 10 years	123,428	1.80
Maturing after 10 years	5,813	3.64
Total securities	$549,913	2.13
1.	Yields on tax-exempt securities have been computed on a taxable-equivalent basis using the federal corporate income tax rate of 21 percent. The weighted average yield is calculated based on the relative amortized costs of the securities.

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first nine months of 2022, deposits increased $105.1 million to $2.02 billion at September 30, 2022, compared to $1.91 billion at December 31, 2021. Demand and savings deposits increased $143.5 million and time deposits decreased $38.4 million during the same period. This increase in demand and savings deposits was due in part to a shift in balances from time deposits toward lower-cost savings, money market and demand deposits.

The Corporation had $5,000 in brokered money market and time deposits outstanding at September 30, 2022 and December 31, 2021. The source of these brokered deposits is primarily uninvested cash balances held in third-party brokerage sweep accounts. The Corporation can access brokered deposits as a means of diversifying liquidity sources, if needed.

Borrowings

Borrowings increased to $93.2 million at September 30, 2022 from $90.5 million at December 31, 2021 due primarily to fluctuations in balances with commercial deposit customers with repurchase agreements.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available for sale, totaled $387.0 million at September 30, 2022, compared to $454.6 million at December 31, 2021. The Corporation’s funding sources, including capacity, amount outstanding and amount available at September 30, 2022 are presented in Table 22.

TABLE 22: Funding Sources

	September 30, 2022
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$95,000	$—	$95,000
Repurchase lines of credit	35,000	—	35,000
Borrowings from FHLB	211,831	—	211,831
Borrowings from Federal Reserve Bank	104,660	—	104,660
Total	$446,491	$—	$446,491

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

TABLE 23: Regulatory Capital

	September 30, 2022
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$272,349	15.4%	$141,535	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	226,002	12.8	106,151	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	201,002	11.4	79,613	4.5		N/A	N/A
Tier 1 leverage ratio	226,002	9.6	93,831	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$247,037	14.2%	$139,538	8.0%		$174,423	10.0%
Tier 1 risk-based capital ratio	224,999	12.9	104,654	6.0		139,538	8.0
Common Equity Tier 1 capital ratio	224,999	12.9	78,490	4.5		113,375	6.5
Tier 1 leverage ratio	224,999	9.7	93,106	4.0		116,383	5.0

	December 31, 2021
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$257,779	15.8%	$130,817	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	213,095	13.0	98,113	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	188,095	11.5	73,585	4.5		N/A	N/A
Tier 1 leverage ratio	213,095	9.7	88,121	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$233,780	14.5%	$128,701	8.0%		$160,876	10.0%
Tier 1 risk-based capital ratio	213,423	13.3	96,526	6.0		128,701	8.0
Common Equity Tier 1 capital ratio	213,423	13.3	72,394	4.5		104,569	6.5
Tier 1 leverage ratio	213,423	9.8	87,184	4.0		108,980	5.0

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

The Basel III rules established a “capital conservation buffer” of 2.5 percent above the regulatory minimum risk-based capital ratios, which is not included in the table above.  Including the capital conservation buffer, the minimum ratios are a common equity Tier I risk-based capital ratio of 7.0 percent, a Tier I risk-based capital ratio of 8.5 percent, and a total risk-based capital ratio of 10.5 percent.  The Corporation and the Bank exceeded these ratios at September 30, 2022 and December 31, 2021.

The Corporation’s Board of Directors authorized a program, effective December 1, 2021, to repurchase up to $10.0 million of the Corporation’s common stock through November 30, 2022 (the 2021 Repurchase Program).  The Corporation's capital resources may be affected by the 2021 Repurchase Program. Repurchases under the 2021 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the 2021 Repurchase Program will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions, and there is no assurance that the Corporation will purchase any shares under the 2021 Repurchase Program. The 2021 Repurchase Program is authorized through November 30, 2022, and, as of September 30, 2022, there was $6.6 million remaining available for repurchases of the Corporation’s common stock under the 2021 Repurchase Program.

USE OF CERTAIN NON-GAAP FINANCIAL MEASURES

The accounting and reporting policies of the Corporation conform to GAAP in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of the Corporation’s performance. These include ROTCE, tangible book value per share, and the following fully-taxable equivalent (FTE) measures: interest income on loans-FTE, interest income on securities-FTE, total interest income-FTE and net interest income-FTE. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented.

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

TABLE 24: Non-GAAP Table

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except for share and per share data)	2022	2021	2022	2021
Reconciliation of Certain Non-GAAP Financial Measures
Return on Average Tangible Common Equity
Average total equity, as reported	$198,363	$199,954	$201,181	$195,156
Average goodwill	(25,191)	(25,191)	(25,191)	(25,191)
Average other intangible assets	(1,781)	(2,092)	(1,857)	(2,166)
Average noncontrolling interest	(525)	(564)	(769)	(839)
Average tangible common equity	$170,866	$172,107	$173,364	$166,960

Net income	$6,545	$7,827	$19,063	$23,082
Amortization of intangibles	75	79	224	236
Net income attributable to noncontrolling interest	(65)	(153)	(212)	(339)
Net income attributable to C&F Financial Corporation	$6,555	$7,753	$19,075	$22,979

Annualized return on average equity, as reported	13.20%	15.66%	12.63%	15.77%
Annualized return on average tangible common equity	15.35%	18.02%	14.67%	18.35%

Fully Taxable Equivalent Net Interest Income[1]
Interest income on loans	$23,159	$22,120	$65,566	$66,399
FTE adjustment	41	25	110	70
FTE interest income on loans	$23,200	$22,145	$65,676	$66,469

Interest income on securities	$2,646	$1,407	$6,362	$3,976
FTE adjustment	110	106	293	346
FTE interest income on securities	$2,756	$1,513	$6,655	$4,322

Total interest income	$26,326	$23,604	$72,949	$70,546
FTE adjustment	151	131	403	416
FTE interest income	$26,477	$23,735	$73,352	$70,962

Net interest income	$24,380	$21,618	$67,487	$64,022
FTE adjustment	151	131	403	416
FTE net interest income	$24,531	$21,749	$67,890	$64,438

_____________________

1	Assuming a tax rate of 21%.

	September 30,	December 31,
	2022	2021
Tangible Book Value Per Share
Equity attributable to C&F Financial Corporation	$184,767	$210,318
Goodwill	(25,191)	(25,191)
Other intangible assets	(1,753)	(1,977)
Tangible equity attributable to C&F Financial Corporation	$157,823	$183,150

Shares outstanding	3,491,184	3,545,554

Book value per share	$52.92	$59.32
Tangible book value per share	$45.20	$51.66

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Corporation’s expectations, plans, objectives or beliefs regarding future financial performance and other statements that are not historical facts, which may constitute “forward-looking statements” as defined by federal securities laws.  Forward-looking statements generally can be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “may,” “will,” “intend,” “should,” “could,” or similar expressions, are not statements of historical fact, and are based on management’s beliefs, assumptions and expectations regarding future events or performance as of the date of this report, taking into account all information currently available.  These statements may include, but are not limited to statements regarding expected future operations and financial performance; expected trends in yields on loans; expected future recovery of investments in debt securities, future dividend payments; strategic business initiatives and the anticipated effects thereof on net interest income; mortgage loan originations; technology initiatives; our diversified business strategy; asset quality, credit quality; adequacy of allowances for loan losses and the level of future charge-offs; capital levels; the effect of future market and industry trends; increases in interest rates and the effects of future interest rate levels and fluctuations; cybersecurity risks; and inflation. These forward-looking statements are subject to significant risks and uncertainties due to factors that could have a material adverse effect on the operations and future prospects of the Corporation, including, but not limited to, changes in:

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
●deposit flows
●the strength of the Corporation’s counterparties
●competition from both banks and non-banks, including competition in the automobile finance and marine and recreational vehicle finance markets
●demand for financial services in the Corporation’s market area
●reliance on third parties for key services
●the commercial and residential real estate markets
●the demand for residential mortgages and conditions in the secondary residential mortgage loan markets
●the Corporation’s technology initiatives and other strategic initiatives
●the Corporation’s branch expansions and consolidations
●cyber threats, attacks or events
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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation’s primary component of market risk is interest rate volatility.  A description of the Corporation’s interest rate risk and its asset/liability management process for monitoring and managing this risk can be found in Item 7A of Part II in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021.  The Corporation recognizes that recent increases in interest rates and other changes have affected its sensitivity to interest rate risk as measured by the simulation analysis and economic value of equity analysis included in Item 7A of Part II in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021.  The Corporation’s process for monitoring and managing this risk remains consistent with the description provided as of December 31, 2021, and the Corporation’s risk profile with respect to interest rates as of September 30, 2022 has not changed materially compared to December 31, 2021.

ITEM 4.CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2022 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

There were no changes in the Corporation’s internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors authorized a program, effective December 1, 2021, to repurchase up to $10.0 million of the Corporation’s common stock through November 30, 2022 (the 2021 Repurchase Program).  Repurchases under the 2021 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act and shares repurchased will be returned to the status of authorized and unissued shares of common stock. There were 34,262 shares repurchased under the 2021 Repurchase Program during the third quarter of 2022.  As of September 30, 2022, the Corporation has made aggregate common stock repurchases of 67,249 shares for an aggregate cost of $3.4 million under the 2021 Repurchase Program.

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended September 30, 2022.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
	Shares Purchased	per Share	Programs	Programs
July 1, 2022 - July 31, 2022	5,941	$46.04	5,941	$8,059,685
August 1, 2022 - August 31, 2022	13,971	$49.53	13,971	$7,367,668
September 1, 2022 - September 30, 2022	14,350	$50.79	14,350	$6,638,793
Total	34,262	$49.45	34,262

ITEM 6.EXHIBITS

3.1	Amended and Restated Articles of Incorporation of C&F Financial Corporation, effective March 7, 1994 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed November 8, 2017)

3.1.1	Amendment to Articles of Incorporation of C&F Financial Corporation, effective January 8, 2009 (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted December 15, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 17, 2020)

10.1	Nonqualified Supplemental Deferred Compensation Plan, Plan Document, for C&F Financial Corporation Nonqualified Deferred Compensation Plan for Directors and Executives

10.2	Nonqualified Supplemental Deferred Compensation Plan Adoption Agreement, effective January 1, 2023, for C&F Financial Corporation Non-Qualified Deferred Compensation Plan for Directors and Executives

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

101

The following financial statements from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL, filed herewith: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included within Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	November 8, 2022	By:	/s/ Thomas F. Cherry
Thomas F. Cherry
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2022		/s/ Jason E. Long
Jason E. Long
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)