Form 10-K
period 2022-12-31
C & F FINANCIAL CORP
filed 2023-02-28
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No   ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s second fiscal quarter, was $151,245,621.

There were 3,466,947 shares of common stock, $1.00 par value per share, outstanding as of February 27, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 18, 2023 are incorporated by reference in Part III of this report.

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Corporation’s expectations, plans, objectives or beliefs regarding future financial performance and other statements that are not historical facts, which may constitute “forward-looking statements” as defined by federal securities laws. Forward-looking statements generally can be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “may,” “might,” “will,” “intend,” “target,” “should,” “could,” or similar expressions, are not statements of historical fact, and are based on management’s beliefs, assumptions and expectations regarding future events or performance as of the date of this report, taking into account all information currently available.  These statements may include, but are not limited to: statements regarding expected future operations and financial performance; expected trends in yields on loans; expected future recovery of investments in debt securities; expected impact of unrealized losses on earnings and regulatory capital of the Corporation or the Bank; future dividend payments; competition, our loan portfolio; our digital services; deposits; improving operational efficiencies; retention of qualified loan officers; higher quality automobile loan contracts, marine and RV lending; charge-offs; changes in net interest margin and items affecting net interest margin; strategic business initiatives and the anticipated effects thereof on mortgage loan originations; technology initiatives; our diversified business strategy; asset quality; credit quality; adequacy of allowances for loan losses and the level of future charge-offs; adequacy of the reserve for indemnification losses related to loans sold in the secondary market; capital levels; the effect of future market and industry trends; changes in interest rates and the effects of future interest rate levels and fluctuations; cybersecurity risks and inflation.  These forward-looking statements are subject to significant risks and uncertainties due to factors that could have a material adverse effect on the operations and future prospects of the Corporation including, but not limited to, changes in:

●interest rates, such as volatility in short-term interest rates or yields on U.S. Treasury bonds, increases in interest rates following actions by the Federal Reserve and increases or volatility in mortgage interest rates

●general business conditions, as well as conditions within the financial markets

●general economic conditions, including unemployment levels, inflation rates, supply chain disruptions and slowdowns in economic growth, and also including the economic impacts of the COVID-19 pandemic

●market disruptions including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, war and other military conflicts (including the ongoing military conflict between Russia and Ukraine) or other major events, or the prospect of these events

●attracting, hiring, training, motivating and retaining qualified employees

●the effectiveness of the Corporation’s efforts to respond to the COVID-19 pandemic, the pace of economic recovery when the COVID-19 pandemic subsides and the heightened impact it has on many of the risks described herein and in other periodic reports the Corporation files with the SEC.

●the legislative/regulatory climate, regulatory initiatives with respect to financial institutions, products and services, the Consumer Financial Protection Bureau (the CFPB) and the regulatory and enforcement activities of the CFPB

●monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System (the Federal Reserve Board), and the effect of these policies on interest rates and business in our markets

●demand for financial services in the Corporation’s market area

●the value of securities held in the Corporation’s investment portfolios

●the quality or composition of the loan portfolios and the value of the collateral securing those loans

●the inventory level, demand and fluctuations in the pricing of used automobiles, including sales prices of repossessed vehicles

●the level of automobile loan delinquencies or defaults and our ability to repossess automobiles securing delinquent automobile finance installment contracts

●the level of net charge-offs on loans and the adequacy of our allowance for loan losses

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

The Corporation operates in a decentralized manner in three principal business segments: (1) community banking through C&F Bank, C&F Wealth Management Corporation (C&F Wealth Management), C&F Insurance Services, Inc. (C&F Insurance) and CVB Title Services, Inc. (CVB Title), (2) mortgage banking through C&F Mortgage Corporation (C&F Mortgage) and (3) consumer finance through C&F Finance Company (C&F Finance). For detailed information about the financial condition and results of operations of these segments, see “Note 20: Business Segments” in Item 8. “Financial Statements and Supplementary Data” in this report.

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

Community Banking

We provide community banking services through C&F Bank. C&F Bank provides community banking services at its main office in West Point, Virginia, and 30 Virginia branches located one each in the counties of Albemarle, Goochland, Hanover, King George, Middlesex, Powhatan, Stafford and York and the towns and cities of Charlottesville, Fredericksburg, Hampton, Montross, Newport News, Richmond, Warsaw and Williamsburg, two each in the counties of Cumberland, James City and New Kent, and four each in the counties of Chesterfield and Henrico. These branches provide a wide range of banking services to individuals and businesses. These services include various types of checking and savings deposit accounts, as well as business, real estate, development, mortgage, home equity and installment loans. The Bank also offers ATMs, internet and mobile banking, peer-to-peer payment capabilities and debit cards, as well as safe deposit box rentals, notary public, electronic transfer and other customary bank services to its customers. C&F Bank manages its commercial lending portfolio primarily through commercial lending offices located in Charlottesville, Fredericksburg, Richmond and Williamsburg, Virginia. C&F Wealth Management, which was organized in April 1995, is a full-service brokerage firm offering a comprehensive range of wealth management services and insurance products through third-party service providers primarily at C&F Bank branch locations.  C&F Insurance and CVB Title were organized for the primary purpose of owning equity interests in an independent insurance agency and a full service title and settlement agency, respectively.  Revenues from community banking operations consist primarily of interest earned on loans and investment securities, fees earned on deposit accounts and debit card interchange, net revenues from offering wealth management services and insurance products, and investment income from equity interests.  Community banking revenues and operations are not materially affected by seasonal factors; however, public deposits tend to increase with tax collections primarily in the fourth quarter of each year and decline with spending thereafter. At December 31, 2022, assets of the community banking segment totaled $2.2 billion. For the year ended December 31, 2022, net income for this segment totaled $24.4 million.

Mortgage Banking

We conduct mortgage banking activities through C&F Mortgage, which was organized in September 1995, and its 51%-owned subsidiary, C&F Select LLC, which was organized in January 2019. C&F Mortgage provides mortgage loan origination services through 14 locations in Virginia and one each in Maryland, North Carolina, South Carolina, and West Virginia. The Virginia offices are located one each in Charlottesville, Chesapeake, Fishersville, Fredericksburg, Glen Allen, Harrisonburg, Mechanicsville, Richmond, Virginia Beach, Waynesboro, Williamsburg, and Yorktown, and two in Midlothian. The North Carolina office is located in Gastonia. The Maryland office is located in Clarksville. The South Carolina office is located in Fort Mill.  The West Virginia office is located in Keyser.  C&F Select LLC provides mortgage loan origination services through two locations in Richmond, Virginia. The mortgage banking segment offers a wide variety of residential mortgage loans, which are originated for sale to investors in the secondary mortgage market. The mortgage banking segment does not securitize loans. C&F Bank also purchases mortgage loans from the mortgage banking segment. The mortgage banking segment originates conventional mortgage loans, mortgage loans insured by the Federal Housing Administration (the FHA), and mortgage loans guaranteed by the United States Department of Agriculture (the USDA) and the Veterans Administration (the VA). A majority of the conventional loans are conforming loans that qualify for purchase by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The remainder of the conventional loans are non-conforming in that they do not meet Fannie Mae or Freddie Mac guidelines, but are eligible for sale to various other investors. The mortgage banking segment also has a division, Lender Solutions, that provides certain mortgage loan origination functions as a service to third party mortgage lenders and a subsidiary, Certified Appraisals LLC, which provides ancillary mortgage loan production services to third parties for residential appraisals. Revenues from mortgage banking operations consist principally of gains on sales of loans to investors in the secondary mortgage market, loan origination fee income, interest earned on mortgage loans held for sale and mortgage lender services income through Lender Solutions. Revenues and income from mortgage banking, which are driven primarily by the origination and sale of mortgage loans, are subject to seasonal factors, including the volume of home sales in the residential real estate market, which typically rises during spring and summer months and declines during fall and winter months. However, seasonal trends may be disrupted by cyclical and other economic factors that affect the residential real estate market. At December 31, 2022, assets of the mortgage banking segment totaled $24.5 million. For the year ended December 31, 2022, net income for this segment totaled $1.2 million.

Consumer Finance

We conduct consumer finance activities through C&F Finance. C&F Finance is a regional finance company purchasing automobile, marine and recreational vehicle (RV) loans throughout Virginia and in portions of Alabama, Colorado, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Minnesota, Missouri, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas and West Virginia through its office in Henrico, Virginia. C&F Finance is an indirect lender that primarily provides automobile financing through lending programs that are designed to serve customers in both the prime and “non-prime” markets, including those who may have limited access to traditional automobile financing due to having experienced prior credit difficulties. C&F Finance generally purchases automobile retail installment sales contracts from manufacturer-franchised dealerships with used-car operations and through selected independent dealerships. C&F Finance selects these dealers based on the types of vehicles sold. Specifically, C&F Finance prefers to finance later model, low mileage used vehicles because the value of new vehicles typically depreciates rapidly. Because C&F Finance serves customers with higher credit risk, C&F Finance typically charges interest at higher rates than those charged by traditional financing sources. In addition, because C&F Finance provides financing in a relatively higher-

risk market compared to that of C&F Bank or other traditional financial institutions, it expects to experience a higher level of credit losses than financing sources that lend primarily to more credit-worthy borrowers. In addition to automobile financing, beginning in 2018, C&F Finance expanded its lending portfolio to include marine and RV loan contracts. These contracts are also purchased on an indirect basis through a referral program administered by a third party and are for prime loans made to individuals with higher credit scores and therefore typically priced at rates lower than C&F Finance’s automobile loans. Revenues from consumer finance operations consist principally of interest earned on automobile, marine and RV loans. While the consumer finance segment’s loans outstanding and interest income are not materially affected by seasonal factors, delinquencies on automobile loans are generally highest in the period from November through January, related in part to seasonal trends affecting borrowers, including consumer spending. At December 31, 2022, assets of the consumer finance segment totaled $479.9 million. For the year ended December 31, 2022, net income for this segment totaled $6.8 million.

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

Acquiring and retaining strong talent is a top strategic priority for each of the Corporation’s businesses. We provide a competitive compensation and benefits program to help meet the needs of our employees, including benefits that incentivize retention and reward longevity. We support the health and well-being of our employees through a comprehensive program designed to increase employee focus on wellness and prevention, including the benefit plans we offer, health incentives and dedicated healthcare resources for employees and their families provided through onsite health centers located at our offices in Toano and Henrico, Virginia and virtually. We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within our organization. We have created career paths for specific positions that are designed to encourage an employee’s advancement and growth within our organization, and we aim to provide employees with the skills and opportunities they need to achieve their career goals and become leaders in our businesses.

At December 31, 2022, we employed 613 full-time equivalent employees. We consider relations with our employees to be excellent. We strive for our workforce to reflect the diversity of the customers and communities we serve. Our selection and promotion processes are without bias and include the active recruitment of minorities and women. At December 31, 2022, women represented 67 percent of our employees, and racial and ethnic minorities represented 20 percent of our employees. We also aim for our employees to develop their careers in our businesses. At December 31, 2022, 23 percent of our employees have been employed by the Corporation or its subsidiaries for at least 15 years.

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

The banking business in Virginia, and specifically in the Bank’s primary service areas of eastern and central Virginia, is highly competitive for both loans and deposits, and is dominated by a relatively small number of large banks with many offices operating over a wide geographic area. Among the advantages such large banks have are their ability to finance wide-ranging advertising campaigns, to make larger investments in technological advancements and new products and services, to maximize efficiencies through economies of scale and, by virtue of their greater total capitalization, to have substantially higher lending limits than the Bank.

Factors such as interest rates offered, the number and location of branches, digital services and the types of products offered, as well as the reputation of the institution, affect competition for deposits and loans. We compete by emphasizing customer service, establishing long-term customer relationships, building customer loyalty and providing traditional and digital products and services to address the specific needs of our customers. Our relationships with customers depend on, among other things, our ability to attract and retain talented community bankers. We target individual customers, small-to-medium size business customers and acquisition, development and construction loan customers in our markets.

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

The competitive factors faced by C&F Mortgage continue to evolve because of regulatory reforms and initiatives, including expansion in recent years of consumer protections and related regulation of mortgage lending. While C&F Mortgage has kept pace with changes in such regulations to date, potential future legislative and regulatory initiatives have the potential to affect the operations of C&F Mortgage. Given the far-reaching effect of these regulations on mortgage finance, compliance has required and may continue to require substantial changes to mortgage lending systems and processes and other implementation efforts.  These challenges may be compounded by sustained lower mortgage industry volume as a result of rising interest rates.

To operate profitably in this high interest rate and competitive and regulatory environment, mortgage companies must have a high level of operational and risk management skills and be able to attract and retain top mortgage origination talent. C&F Mortgage competes by attracting the top people in sales and operations in the industry, expanding into new markets that offer strategic growth opportunities, providing an infrastructure that manages regulatory changes efficiently and effectively, utilizing technology to improve efficiency and consistency in its operations and to mitigate compliance risk, offering products that are competitive in both loan parameters and pricing, and providing consistently high quality customer service.

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

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the EGRRCPA) was enacted to reduce the regulatory burden on certain banking organizations, including community banks, by modifying or eliminating certain federal regulatory requirements. In particular, the EGRRCPA amended certain provisions of the Dodd-Frank Act as well as statutes administered by the Federal Reserve and the FDIC. Certain provisions of the Dodd-Frank Act and changes thereto resulting from the enactment of EGRRCPA that may affect the Corporation and the Bank are discussed below in more detail.

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

As of December 31, 2022, the Bank met all capital adequacy requirements under the Basel III Final Rules, including the capital conservation buffer.

Community Bank Leverage Ratio. As required by the EGRRCPA, the federal banking agencies issued a rule in September 2019 that permits qualifying banks with less than $10 billion in consolidated assets to elect to be subject to a 9% leverage ratio applied using less complex leverage calculations (the Community Bank Leverage Ratio Framework or CBLRF). Banks that opt into the CBLRF and maintain a leverage ratio of greater than 9% are not subject to other risk-based and leverage capital requirements and are deemed to meet Basel III Final Rules’ well capitalized ratio requirements. As of December 31, 2022, the Bank has not elected to apply the CBLRF, but the Bank continues to assess the potential impact of opting in to CBLRF as part of its ongoing capital management and planning processes.

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

Deposit Insurance Assessments.  The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets minus average tangible equity (defined as Tier 1 capital). As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2 percent for the DIF and, in lieu of dividends, provides for a lower assessment rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. An institution's assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average CAMELS composite rating, and is subject to further adjustments including those related to levels of unsecured debt and brokered deposits.  At December 31, 2022, total base assessment rates for institutions that have been insured for at least five years range from 1.5 to 30 basis points applying to banks with less than $10 billion in assets.

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. On October 18, 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023.  As a result of this final rule, the total base assessment rates beginning with the first quarter of 2023 for institutions with less than $10 billion in assets that have been insured for at least five years range from 2.5 to 32 basis points. This increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio reaches 1.35 percent by the statutory deadline of September 30, 2028. The new assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceeds 2 percent. Progressively lower assessment rate schedules will take effect when the reserve ratio reaches 2 percent, and again when it reaches 2.5 percent.

Regulation and Supervision of the Bank and Other Subsidiaries

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

Community Reinvestment Act. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs are assessed based on specified factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. In 2020, the last time that the Bank's CRA activities were evaluated by the FDIC, the Bank received a “Satisfactory” CRA rating.

Federal Home Loan Bank of Atlanta. The Bank is a member of the Federal Home Loan Bank (FHLB) of Atlanta, which is one of 11 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB. At December 31, 2022, the Bank owned $1.1 million of FHLB stock.

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

Consumer Financing Regulation. C&F Finance also is regulated by the states and local jurisdictions in which it operates, and its lending operations are subject to numerous federal regulations over which the CFPB has rulemaking authority and regarding which enforcement authority is shared by the Federal Reserve Board, the FDIC, the Department of Justice and the Federal Trade Commission. Such rules and regulations generally provide for licensing of sales finance agencies; limitations on amounts, duration and charges, including interest rates, for various categories of loans; requirements as to the form and content of finance contracts and other documentation; and restrictions on collection practices and creditors’ rights.  C&F Finance is subject to regulation and supervision by the VBFI, which regulates and enforces Virginia laws relating to consumer lenders and sales finance agencies.

C&F Finance is subject to many federal, state and local statutes, regulations and ordinances that impact all aspects of its operations, including but not limited to the procedures that C&F Finance must follow regarding repossession of vehicles securing automobile finance installment contracts for purchases of used and new automobiles.  C&F Finance is subject to state licensing requirements, which may require C&F Finance to file a notification or obtain a license to acquire automobile installment contracts in each state in which it acquires such contracts.  C&F Finance is also subject to extensive federal statutes and regulations, including but not limited to: TILA, which requires C&F Finance and the dealers it does business with to make certain disclosures to customers, including the terms of repayment, the total finance charge and the annual percentage rate charged on automobile finance installment contracts; ECOA, which prohibits creditors from discrimination against loan applicants on the basis of race, color, sex, age or marital status and, pursuant to Regulation B promulgated thereunder, requires creditors to make certain disclosures regarding consumer rights and advise consumers of the reasons for the rejection of their credit applications; the Fair Credit and Reporting Act (FCRA), which requires C&F Finance to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency and ensure the accuracy and integrity of consumer information reported to credit reporting agencies; the Electronic Funds Transfer Act (EFTA), which prohibits C&F Finance from requiring its customers to repay a loan or other credit by electronic funds transfer (EFT), except in limited situations, and requires C&F Finance to provide certain documentation and notifications to customers when an EFT is initiated; and federal bankruptcy and related state laws that may interfere with or affect C&F Finance’s ability to recover collateral or enforce a deficiency judgment. C&F Finance also generally adheres to the principles of the Fair Debt Collection Practices Act (FDCPA), which prohibits certain debt collectors from contacting borrowers during certain times and at certain places, from using threatening practices and from making false implications when attempting to collect a debt.

The CFPB has the authority to issue and enforce regulations under many federal consumer protection laws, including (subject to certain statutory limitations) TILA, ECOA, FDCPA, FCRA and EFTA.  The CFPB is specifically authorized by the Dodd-Frank Act, among other things, to take action to prevent companies providing consumer financial products or services and their service providers from engaging in unfair, deceptive or abusive acts or practices in connection with consumer financial products and services, and to issue rules requiring enhanced disclosures for consumer financial products or services. Failure by C&F Finance to comply with any of these laws or regulations could have a material adverse effect on the Corporation.  As of December 31, 2022, the Corporation and C&F Finance were not subject to supervision by the CFPB.

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

Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of any bank to accept, renew or roll over any brokered deposit unless it is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” On December 15, 2020, the FDIC issued rules to revise brokered deposit regulations in light of modern deposit-taking methods. The rules established a new framework for certain provisions of the “deposit broker” definition and amended the FDIC’s interest rate methodology for calculating rates and rate caps. The rules became effective on April 1, 2021 and, to date, there has been no material impact to either the Corporation or the Bank from the rules.

Other Regulations

Prompt Corrective Action. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2022, the Bank was considered “well capitalized.”

Incentive Compensation. The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities with at least $1 billion in total consolidated assets, that encourage inappropriate risks by providing an executive officer, employee, director, or principal stockholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity.

In 2016, the SEC and the federal banking agencies proposed rules that prohibit covered financial institutions (including bank holding companies and banks) from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees or benefits that could lead to material financial loss to the financial institution.  The proposed rules outline factors to be considered when analyzing whether compensation is excessive and whether an incentive-based compensation arrangement encourages inappropriate risks that could lead to material loss to the covered financial institution, and establishes minimum requirements that incentive-based compensation arrangements must meet to be considered to not encourage inappropriate risks and to appropriately balance risk and reward.  The proposed rules also impose additional corporate governance requirements on the boards of directors of covered financial institutions and impose additional record-keeping requirements.  The comment period for these proposed rules has closed and a final rule has not yet been published. If the rules are adopted as proposed, they will restrict the manner in which executive compensation is structured.

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

Corporate Transparency Act. On January 1, 2021, as part of the 2021 National Defense Authorization Act, Congress enacted the Corporate Transparency Act (CTA), which required by January 1, 2022, that the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (FinCEN) issue regulations implementing reporting requirements for “reporting companies” (as defined in the CTA) to disclose beneficial ownership interests of certain U.S. and foreign entities. The CTA imposes additional reporting requirements on entities not previously subject to such beneficial ownership disclosure regulations and also contains exemptions for several different types of entities, including among others: (i) certain banks, bank holding companies, and credit unions; (ii) money transmitting businesses registered with FinCEN; and (iii) certain insurance companies. Reporting companies subject to the CTA will be required to provide specific information with respect to beneficial owner(s) (as defined in the CTA) as well as satisfy initial filing obligations (for newly-formed reporting companies) and submit on-going periodic reports. Non-compliance with FinCEN regulations promulgated under the CTA may result in civil fines as well as criminal penalties.

In December 2021, FinCEN proposed the first of the three sets of rules that it will issue. Thereafter, on September 29, 2022, FinCEN issued the final rule to implement the beneficial ownership reporting requirements of the CTA, which will be effective January 1, 2024. This rule does not apply to the Corporation or the Bank.  Subsequent rulemakings are expected (i) to implement the CTA’s protocols for access to and disclosure of beneficial ownership information, and (ii) to revise the existing customer due diligence requirements that apply to the Corporation, the Bank and many other financial institutions, to ensure consistency between these requirements and the beneficial ownership reporting rules.

The Corporation will continue to monitor regulatory developments related to the CTA, including future FinCEN rulemakings, and will continue to assess the ultimate impact of the CTA on the Corporation and the Bank.

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

On November 18, 2021, the federal bank regulatory agencies issued a final rule to improve the sharing of information about cyber incidents that may affect the U.S. banking system. The rule requires a banking organization to notify its primary federal regulator of any significant computer-security incident as soon as possible and no later than 36 hours after the banking organization determines that a cyber incident has occurred. Notification is required for incidents that have materially affected—or are reasonably likely to materially affect—the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. In addition, the rule requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours. The rule became effective on May 1, 2022.

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

ITEM 1A.RISK FACTORS

Investments in the Company’s common stock involve risk. In addition to the other information set forth in this Report on Form 10-K, including the information addressed under “Cautionary Statement Regarding Forward-Looking Statements,” investors in the Company’s common stock should carefully consider the risk factors discussed below. The following discussion highlights the risks that we believe are material to the Company, but the following discussion does not necessarily include all risks that we may face, and an investor in the Company’s common stock should not interpret the disclosure of a risk in the following discussion to state or imply that the risk has not already materialized. These factors could materially and adversely affect the Company’s business, financial condition, liquidity, results of operations, and capital position, and could cause the Company’s actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, in which case the trading price of the Company’s common stock could decline.

Risk Factors Related to our Lending Activities and Economic Conditions

Our business is subject to various lending and other economic risks that could adversely affect our results of operations and financial condition.

Deterioration in economic conditions could adversely affect our business. Our business is directly affected by general economic and market conditions; broad trends in industry and finance; legislative and regulatory changes; changes in governmental monetary and fiscal policies; and inflation, all of which are beyond our control. Prolonged periods of inflation may impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention, and negatively impacting the demand for our products and services. Additionally, inflation may lead to a decrease in consumer and client’s purchasing power and increase default rates on our loans.  A deterioration in economic conditions, in particular a prolonged economic slowdown within our geographic region or a broader disruption in the economy, possibly as a result of a pandemic or other widespread public health emergency, acts of terrorism or outbreak of domestic or international hostilities (including the ongoing military conflict between Russia and Ukraine), could result in the following consequences, any of which could hurt our business materially: an increase in loan delinquencies; an increase in problem assets and foreclosures; a decline in demand for our products and services; a deterioration in the value of collateral for loans made by our various business segments; and changes in the fair value of financial instruments held by the Corporation or its subsidiaries.

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

The Corporation also invests in the debt securities of corporate issuers, primarily financial institutions, that the Corporation views as having a strong financial position and earnings potential.  However, a deterioration in economic or other conditions in the localities in which these institutions do business in could adversely affect their financial condition and results of operations, and therefore adversely affect the value of our investment.  Additionally, the majority of the debt securities in which we have invested are in an unrealized loss position as of December 31, 2022, due primarily to increases in interest rates after we purchased those debt securities. If the Corporation is forced to sell debt securities in an unrealized loss position for liquidity or other needs or determines that there is credit loss with respect to any of the corporation’s debt securities, the corporation may be forced to recognize those losses or an impairment charge in net income.

Weakness in the secondary residential mortgage loan markets or demand for mortgage loans may adversely affect income from C&F Mortgage.

Our mortgage banking segment provides a significant portion of our noninterest income.  We generate gains on sales of mortgage loans primarily from sales of mortgage loans that we originate.  Interest rates, housing inventory, housing demand, inflation, cash buyers, new mortgage lending regulations and other market conditions, such as the number of third-party investors and their demand to purchase mortgage loans, have a direct effect on loan originations across the industry.  In particular, in the current higher interest rate environment, our originations of mortgage loans decreased, resulting in fewer loans available to be sold to investors, which has resulted in a decrease in noninterest income that may continue into future periods, and which may occur during other periods of rising interest rates. In addition, our results of operations are affected by the amount of noninterest expenses (including for personnel and systems infrastructure) associated with mortgage banking activities.  During periods of reduced loan demand, our results of operations are adversely affected as we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

If our allowance for loan losses becomes inadequate, our results of operations may be adversely affected.

Making loans is an essential element of our business. The risk of nonpayment is affected by a number of factors, including but not limited to: the duration of the credit; credit risks of a particular customer; inflation; changes in economic and industry conditions; and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans may not be repaid. We attempt to maintain an appropriate allowance for loan losses to provide for losses in our loan portfolio. Because any estimate of loan losses is necessarily subjective and the accuracy of any estimate depends on the outcome of future events that are not within our control, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional provision for loan losses will be required, which would have an adverse effect on the Corporation’s net income. Although we believe our allowance for loan losses is adequate to absorb losses that are inherent in our loan portfolio, we cannot predict the timing or severity of such losses nor give any assurance that our allowance will be adequate in the future.

Our banking regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to increase our allowance by recognizing additional provision for loan losses charged to expense, or to decrease the allowance by recognizing loan charge-offs. Any such required additional provisions for loan losses or charge-offs could have a material adverse effect on our financial condition and results of operations.

On January 1, 2023, we adopted Accounting Standards Codification (ASC) Topic 326, “Financial Instruments—Credit Losses” (ASC 326), which replaces existing accounting principles for the recognition of loan losses based on losses that have been incurred with a requirement to record an allowance for credit losses that represents expected credit losses over the lifetime of all loans in the Corporation’s portfolio. Under ASC 326, the Corporation’s estimate of expected credit losses will be based on reasonable and supportable forecasts of future economic conditions and loan performance. While the adoption of ASC 326 will not affect ultimate loan performance or cash flows of the Corporation from making loans, the period in which expected credit losses affect net income of the Corporation may not be similar to the recognition of loan losses under current accounting guidance, and recognizing an allowance based on expected credit losses may create more volatility in the level of our allowance for credit losses and our results of operations, including based on volatility in economic forecasts and our expectations of loan performance in future periods, as actual results may differ materially from our estimates. If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition, and results of operations.

An increase in mortgage loan defaults or prepayments may result in losses related to loans sold by C&F Mortgage.

Deterioration in economic conditions may cause borrowers to default on their mortgages, which may result in losses to investors who purchased residential mortgage loans originated by C&F Mortgage and sold in the secondary market, especially if accompanied by declines in the value of residential real estate securing those loans.  This may result in potential repurchase or indemnification obligations for C&F Mortgage.  Such obligations may arise in the event of claims by investors of borrower misrepresentation, fraud, early-payment default, or underwriting error, as investors attempt to minimize their losses. We cannot be assured that a prolonged period of payment defaults and foreclosures will not result in an increase in requests for repurchases or indemnifications. Alternatively, during periods of low or falling interest rates, our customers may find opportunities to refinance shortly after obtaining a mortgage loan from C&F Mortgage, which may result in unexpected prepayments on loans that have been sold into the secondary market.  This may result in obligations of C&F Mortgage to return a portion of the sales proceeds from such loans to investors pursuant to the terms of the sale.  Moreover, prolonged periods of inflation may also lead to increased loan defaults and losses, which may result in losses incurred by secondary market investors for which C&F Mortgage may have an indemnification or repurchase obligation. We attempt to maintain an appropriate reserve for indemnification losses and for prepayment obligations.  Although we believe our reserves for indemnification losses and prepayment obligations are adequate, these estimates are inherently subjective and actual indemnification losses and prepayment obligations will depend on future events that are often not within our control. Therefore, we can give no assurance that established reserves will be adequate.  Additional provision for indemnification losses or additional obligations arising from prepayments would have an adverse effect on the Corporation’s net income.

Our level of credit risk is higher due to the concentration of our loan portfolio in commercial loans and in consumer finance loans.

At December 31, 2022, 47.9 percent of our loan portfolio consisted of commercial, financial and agricultural loans, which include loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property. These loans generally carry larger loan balances and involve a greater degree of financial and credit risk than home equity and residential loans. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and to borrowers in similar lines of business, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

At December 31, 2022, 25.1 percent of our loan portfolio consisted of automobile consumer finance loans, primarily for customers who have limited access to traditional automobile financing due to increased credit risk. During periods of high inflation, economic slowdown or recession, delinquencies, defaults, repossessions and losses may increase in this portfolio. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which we may sell repossessed vehicles or delay the timing of these sales.  Rising delinquencies and declining wholesale automobile values have contributed to higher net charge-offs during the second half of 2022, and we expect those trends to continue in 2023, as government stimulus measures in response to the pandemic that benefitted borrowers had a decreased effect in 2022, the wholesale value of used automobiles declined from a recent peak during the COVID-19 pandemic, and challenges in repossessing automobiles increased due to a decline in the number of repossession agencies.  Because our borrowers have increased credit risk, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be dramatically affected by a general economic downturn. In addition, our servicing costs may increase without a corresponding increase in our finance charge income. While we manage the higher risk inherent in loans made to these borrowers through our underwriting criteria for installment sales contracts we purchase and collection methods, we cannot guarantee that these criteria or methods will ultimately provide adequate protection against these risks.

Risk Factors Related to our Industry

We are subject to interest rate risk and fluctuations in interest rates may negatively affect our financial performance.

Our profitability depends in substantial part on our net interest margin, which is the difference between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits and borrowings divided by total interest-earning assets. Changes in interest rates will affect our net interest margin in diverse ways, including the pricing of loans and deposits, the levels of prepayments and asset quality. We are unable to predict actual fluctuations of market interest rates because many factors influencing interest rates, including changes in economic conditions, are beyond our control. We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes. To combat rising inflation, beginning in March 2022, the Federal Reserve has raised its benchmark federal funds interest rate at the fastest pace in over 40 years, increasing 425 basis points during 2022.  Additionally, the Federal Reserve raised the federal funds benchmark rate by 25 basis points in February of 2023.  If market rates continue to rise, to combat inflation or otherwise, we may experience more competitive pressures to increase the rates we pay on deposits, which may decrease our net interest income, a change in the mix of noninterest and interest-bearing accounts, reduced demand for loans or increases in the rate of default on existing loans. Although further increases to the target federal funds rate by the Federal Reserve are expected in 2023 to combat recent inflationary trends, if interest rates do not rise, or if the Federal Reserve lowers the target federal funds rate, such lower rates could limit our interest rate spread and may adversely affect our business forecasts.  If interest rates were to fall, yields on loans and investments may fall. In addition, the Corporation could experience further net interest margin compression if it is unable to maintain its current level of loans outstanding by continuing to originate new loans or if it experiences a decrease in deposit balances, which would require the Corporation to seek funding from other sources at relatively higher rates of interest. It is possible that significant or unexpected changes in interest rates may take place in the future, and we cannot always accurately predict the nature or magnitude of such changes or how such changes may affect our business or results of operations.

The Corporation’s investment portfolio consists of fixed income debt securities, classified as available for sale, whose market values fluctuate with changes in interest rates.  Available for sale debt securities are carried at estimated fair value with the corresponding unrealized gains and losses recognized in other comprehensive income.  Gains or losses are only recognized in net income upon the sale of the security.  Additionally, under ASC 326 a loss is recognized for expected credit losses on available for sale debt securities or when the Corporation does not expect to recover its investment in a debt security, to the extent that the carrying amount of the security exceeds its market value.  As a result of increases in market interest rates during 2022, the market value of the Corporation’s investment portfolio declined significantly.  While the Corporation does not intend to sell any of its securities, the portfolio serves as a source of liquidity and consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors.  If the Corporation is forced to sell any of its securities while in an unrealized loss position, the loss would be recognized in net income.  Additionally, while the regulatory capital of the Corporation or the Bank is not expected to be impacted by unrealized losses on securities, tangible common equity, a non-GAAP financial measure, is reduced for unrealized losses on securities, and regulatory capital would be reduced for any losses recognized in net income.

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

We face substantial competition in originating loans and in attracting deposits. Our competition in originating loans and attracting deposits comes principally from other banks, mortgage banking companies, consumer finance companies, savings associations, credit unions, brokerage firms, insurance companies and other institutional lenders and purchasers of loans, and includes firms that attract customers primarily through digital and online products which may offer greater convenience to customers than traditional banking products and services. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger clients. These institutions may be able to offer the same loan products and services that we offer at more competitive rates and prices. Moreover, technological innovation continues to contribute to greater competition in financial services markets as technological advances enable more companies to provide financial products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Increased competition could require us to increase the rates we pay on deposits or lower the rates we offer on loans, which could adversely affect our profitability.

Accounting for business combinations may expose us to intangible asset risk, which could affect our results of operations.

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

In the ordinary course of business, the Corporation collects and stores sensitive data, including proprietary business information and personally identifiable information of our customers and employees, in systems and on networks, including those hosted by third-party vendors. The secure processing, maintenance and use of this information is critical to operations and the Corporation’s business strategy. The Corporation has invested in information security technologies and continually reviews processes and practices that are designed to protect its networks, computers and data from damage or unauthorized access, including periodically those employed by third-party vendors that host the Corporation’s data and applications. Despite these security measures, the Corporation’s computer systems and infrastructure may be vulnerable to attacks by hackers or may be breached due to employee error, malfeasance or other disruptions. Security breaches, including cyber incidents, identity theft and hacking events, have been experienced by several of the world’s largest financial institutions that utilize sophisticated security tools to prevent such breaches, incidents and events.  Any security breach that we experience could result in legal claims, regulatory penalties, disruption in operation, remediation expenses, costs associated with customer notification and credit monitoring services, increased insurance premiums, loss of customers and business partners and damage to the Corporation’s reputation. We rely on customary security systems and procedures to provide the security and authentication necessary to effect secure collection, transmission and storage of sensitive data. These systems and procedures include but are not limited to (i) regular penetration testing of our network, (ii) regular employee training programs on sound security practices and awareness of security threats, (iii) deployment of tools to monitor our network including intrusion prevention and detection systems, electronic mail spam filters, anti-virus, anti-malware, anti-ransomware, resource logging and patch management, (iv) multifactor authentication for customers using treasury management tools and employees who access our network from outside of our premises, and (v) enforcement of security policies and procedures for the additions and maintenance of user access and rights to resources. However, because the techniques used to obtain unauthorized access, or to disable or degrade systems change frequently and are often not recognized until launched against a target, even with all reasonable security efforts, the Corporation may be unable to anticipate these techniques or to implement adequate protective measures.

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

Third parties provide key components of our businesses’ operations such as data processing, recording and monitoring transactions, online banking interfaces and services, internet connections, and network access. In addition, each of these third parties faces the risk of a cyber-attack, information breach or loss, or technology failure and there is no assurance that they have not or will not experience a system or network breach. While we have selected these third-party vendors carefully, we do not control their actions, and any failure to maintain performance, reliability and security of these systems could have a significant adverse effect on our financial condition or results of operations. Any problem caused by these third parties, such as poor performance of services, failure to provide services, disruptions in communication services provided by a vendor, a cyber-attack, information breach or loss, or failure to handle current or higher volumes could adversely affect the Corporation’s ability to deliver products and services to its customers and otherwise conduct its business, and may harm its reputation. Financial or operational difficulties of a third-party vendor could also hurt the Corporation’s operations if those difficulties affect the vendor’s ability to serve the Corporation. Replacing these third-party vendors could also create significant delay and expense, and we cannot provide any assurance that we could negotiate terms with alternative service sources that are as favorable or could obtain similar services as found in our existing systems without expending substantial resources. Accordingly, use of such third parties creates an unavoidable inherent risk to our businesses’ operations.

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

The success of our business strategies depends on our ability to identify, recruit and retain individuals with experience and relationships in our primary markets.

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

Risks Related to the Regulation of the Corporation

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

Future legislation, regulation and government policy, particularly following changes in political leadership and policymakers in the federal government, could affect the banking industry as a whole, including the Corporation’s business and results of operations, in ways that are difficult to predict. In addition, the Corporation’s results of operations could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies. See “Regulation and Supervision” included in Item 1. Business, of this Annual Report on Form 10-K for a more detailed description of the certain regulatory requirements applicable to the Corporation.

The CFPB may increase our regulatory compliance burden and could affect the consumer financial products and services that we offer.

The CFPB significantly influences consumer financial laws, regulation and policy through rulemaking related to enforcement of the Dodd-Frank Act’s prohibitions against unfair, deceptive and abusive consumer finance products or practices, which are directly affecting the business operations of financial institutions offering consumer financial products or services, including the Corporation.  This agency’s broad rulemaking authority includes identifying practices or acts that are unfair, deceptive or abusive in connection with any consumer financial transaction, financial product or service.  Although the CFPB has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the CFPB may also apply to the Corporation or its subsidiaries by virtue of the adoption of such policies and practices by the Federal Reserve and the FDIC.  Further, the CFPB may include its own examiners in regulatory examinations by the Corporation’s primary regulators. The limitations and restrictions imposed by the CFPB may produce significant, material effects on our business, financial condition and results of operations.

Increased scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to environmental, social and governance (ESG) practices may impose additional costs on the Corporation or expose it to new or additional risks.

As a regulated financial institution and a publicly traded company, we are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to ESG practices and disclosure. Investor advocacy groups, investment funds, and influential investors are increasingly focused on these practices, especially as they relate to climate risk, hiring practices, the diversity of the work force, and racial and social justice issues. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact the Corporation’s reputation, ability to do business with certain partners, and stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.  ESG-related costs, including with respect to compliance with any additional regulatory or disclosure requirements or expectations, could adversely impact our results of operations.

Risks Related to the COVID-19 Pandemic

The Corporation’s results of operations and financial condition may be adversely affected by the COVID-19 pandemic.

The outbreak of the COVID-19 pandemic, the widespread government response and the impact on consumers and businesses caused significant disruption in the United States and international economies and financial markets and have had a significant impact on consumers and businesses in our market area and the operations and financial performance of the Corporation.  Although conditions regarding the spread of the illness are improving, new variants emerge that could cause further outbreaks or more severe outbreaks in the future, resulting in additional lockdowns, economic disruptions, or other unknown impacts.

Consequences of the pandemic have included and may include further market volatility, interest rate fluctuations, disrupted trade and supply chains, increased unemployment, rising prices, inflation and reduced economic activity.  The period of recovery from the negative economic effects of the pandemic cannot be predicted and may be protracted.  As loan payment deferral programs and government stimulus or relief efforts, such as the Paycheck Protection Program (PPP), have largely ended, signs of credit deterioration that were masked or obscured may emerge, and the Corporation can give no assurance that loan performance or net charge-offs will continue at the levels experienced in 2022, 2021 and 2020.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration and severity of the COVID-19 pandemic, the acceptance and continued effectiveness of vaccines and treatments for COVID-19, the effects of the pandemic on our customers and vendors, and the short- and long-term health impacts of the pandemic. There can be no assurance that any efforts by the Corporation to address the adverse impacts of the COVID-19 pandemic will be effective.  Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of changes in the behavior of customers, businesses and their employees. Furthermore, the financial condition of our customers and vendors may be adversely impacted, which may result in an elevated level of loan losses, a decrease in demand for our products and services, or reduced availability of services provided by third parties on which we rely. Any of these events may, in turn, have a material adverse impact our business, results of operations and financial condition.

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

The trading volume of our common stock may not provide adequate volume for investors, and future sales of our common stock by shareholders or the perception that those sales could occur may cause our common stock price to decline.

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

The main office of C&F Bank is located in West Point, VA. The operations center of C&F Bank, which includes the offices of the community banking segment’s loan, deposit and administrative functions, is located in Toano, Virginia.  Additionally, the community banking segment operates 30 branch offices. The community banking segment also operates four regional commercial lending offices in Virginia, three of which are situated at bank branch locations.  Of the 32 locations used as bank branches or commercial lending offices, 26 are owned by the community banking segment and 6 are leased from nonaffiliates.

The mortgage banking segment’s main administrative office and a loan production office are located in Midlothian, Virginia, in a building owned by C&F Bank that also houses a branch of C&F Bank.  In addition, the mortgage banking segment has 20 loan production offices, of which 4 in Virginia are located in C&F Bank branches and 16 are leased from nonaffiliates, including: 12 in Virginia, 1 in Maryland, 1 in North Carolina, 1 in South Carolina and 1 in West Virginia.

The consumer finance segment’s headquarters and its loan and administrative functions and staff are located in Henrico, Virginia, in offices that are owned.

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

Thomas F. Cherry (54) President and Chief Executive Officer

Chief Executive Officer of the Corporation and C&F Bank since 2019; President of the Corporation and C&F Bank since 2014; Director of the Corporation and C&F Bank since 2015; Secretary of the Corporation and C&F Bank from 2002 to 2018; Chief Financial Officer of the Corporation and C&F Bank from 2004 to 2016

Larry G. Dillon (70) Executive Chairman

Chairman of the Board of Directors of the Corporation and C&F Bank since 1989; Chief Executive Officer of the Corporation and C&F Bank from 1989 to 2018; President of the Corporation and C&F Bank from 1989 to 2014

Jason E. Long (43) Executive Vice President, Chief Financial Officer and Secretary

Executive Vice President and Chief Financial Officer of the Corporation and C&F Bank since 2020; Senior Vice President and Chief Financial Officer of the Corporation and C&F Bank from 2016 to 2020; Secretary of the Corporation and C&F Bank since 2019

Bryan E. McKernon (66) President and Chief Executive Officer, C&F Mortgage	President and Chief Executive Officer of C&F Mortgage since 1995; Director of C&F Bank since 1998

S. Dustin Crone (54) President and Chief Executive Officer, C&F Finance	Chief Executive Officer of C&F Finance since 2020; President of C&F Finance since 2010

John A. Seaman, III (65) Executive Vice President and Chief Credit Officer, C&F Bank	Executive Vice President and Chief Credit Officer of C&F Bank since 2011

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is listed for trading on the NASDAQ Global Select Market of the NASDAQ Stock Market under the symbol “CFFI.” As of February 27, 2023 there were approximately 3,000 shareholders of our common stock. As of that date, the closing price of our common stock on the NASDAQ Global Select Stock Market was $58.55.

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

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors authorized a program, effective December 1, 2021, to repurchase up to $10.0 million of the Corporation’s common stock through November 30, 2022 (the 2021 Repurchase Program). The 2021 Repurchase Program expired on November 30, 2022. As of November 30, 2022, the Corporation made aggregate common stock repurchases of 89,373 shares for an aggregate cost of $4.6 million under the 2021 Repurchase Program.

The Corporation’s Board of Directors authorized a program, effective December 1, 2022, to repurchase up to $10.0 million of the Corporation’s common stock through December 31, 2023 (the 2022 Repurchase Program). Repurchases under the 2022 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the 2022 Repurchase Program, if any, will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions, and there is no assurance that the Corporation will purchase any shares under the 2022 Repurchase Program. As of December 31, 2022, the Corporation has made aggregate common stock repurchases of 7,963 shares at an aggregate cost of $454,000 under the 2022 Repurchase Program.

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended December 31, 2022.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
	Shares Purchased[1]	per Share	Programs	Programs
October 1, 2022 - October 31, 2022	12,100	$54.86	12,100	$5,974,993
November 1, 2022 - November 30, 2022	10,024	$53.86	10,024	$—
December 1, 2022 - December 31, 2022	11,156	$56.61	7,963	$9,545,816
Total	33,280	$55.14	30,087
1	During the three months ended December 31, 2022, 3,193 shares were withheld upon the vesting of restricted shares granted to employees of the Corporation and its subsidiaries in order to satisfy tax withholding obligations.

The following graph compares the yearly cumulative total shareholder return on the common stock of the Corporation with the yearly cumulative total shareholder return on stock included in (1) the NASDAQ Composite Index and (2) a group of peer commercial financial institutions identified by the Corporation (the Peer Group).  The Peer Group consists of entities that meet the following criteria: (i) publicly-traded commercial financial institution headquartered in Virginia, Kentucky, Maryland, North Carolina, South Carolina, Tennessee and West Virginia and (ii) total assets as of December 31, 2021 of between $1 billion and $4.5 billion. For 2022, the Peer Group consisted of 23 publicly-traded commercial financial institutions with a median asset size of $2.2 billion based on total assets as of December 31, 2021. The following financial institutions were included in the Peer Group:  American National Bankshares Inc. (VA), Blue Ridge Bankshares, Inc. (VA), CapStar Financial Holdings, Inc. (TN), Carter Bankshares, Inc. (VA), Eagle Financial Services, Inc. (VA), F&M Bank Corporation (VA), First Community Bancshares, Inc. (VA), First Community Corporation (SC), First National Corporation (VA), First United Corporation (MD), FVCBankcorp, Inc. (VA), HomeTrust Bancshares, Inc. (NC), Limestone Bancorp, Inc. (KY), MainStreet Bancshares, Inc. (VA), National Bankshares, Inc. (VA), Old Point Financial Corporation (VA), Peoples Bancorp of North Carolina, Inc. (NC), Primis Financial Corporation (VA), Shore Bancshares, Inc. (MD), Southern First Bancshares, Inc. (SC), Summit Financial Group, Inc. (WV), The Community Financial Corporation (MD), and Virginia National Bankshares Corporation (VA).  Performance of the Peer Group is presented on a weighted basis according to each peer financial institution’s market capitalization as of December 31, 2017.

The graph below assumes $100 invested on December 31, 2017 in the Corporation, the NASDAQ Composite Index and the Peer Group, and shows the total return on such an investment as of December 31, 2022, assuming reinvestment of dividends.  There can be no assurance that the Corporation’s stock performance in the future will continue with the same or similar trends depicted in the graph below.

Total Return Performance
C&F Financial Corporation
NASDAQ Composite Index
Peer Group
Index Value
250
200
150
100
50
0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

	Period Ending
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
C&F Financial Corporation	100.00	94.15	100.76	70.65	100.50	118.06
NASDAQ Composite Index	100.00	97.16	132.81	192.47	235.15	158.65
Peer Group	100.00	89.12	109.73	81.48	116.71	110.53

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

TABLE 1: Financial Performance Highlights

(Dollars in thousands, except for per share data)	Year Ended December 31,
	2022	2021	2020
Net Income (Loss):
Community Banking	$24,374	$14,085	$6,147
Mortgage Banking	1,210	7,683	10,736
Consumer Finance	6,831	9,960	7,612
Other	(3,046)	(2,605)	(2,071)
Consolidated net income	$29,369	$29,123	$22,424

Adjusted net income[1]	$26,990	$30,011	$22,431

Earnings per share - basic and diluted	$8.29	$7.95	$6.06
Adjusted earnings per share - basic and diluted[1]	$7.61	$8.20	$6.06

Return on average equity	14.84%	14.77%	12.54%
Adjusted return on average equity[1]	13.64%	15.22%	12.54%
Return on average assets	1.27%	1.34%	1.14%
Adjusted return on average assets[1]	1.16%	1.38%	1.14%
Return on average tangible common equity (ROTCE)[1]	17.31%	17.15%	14.91%
Adjusted ROTCE[1]	15.92%	17.68%	14.91%
1	Refer to “Use of Certain Non-GAAP Financial Measures,” below, for information about these non-GAAP financial measures, including a reconciliation to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

The Corporation uses adjusted net income, which is a non-GAAP measure of financial performance, to provide meaningful information about operating performance by excluding the effects of certain items that management does not expect to have an ongoing impact on consolidated net income. Adjusted net income for 2022, 2021 and 2020 excludes the effects of asset disposal activity related to branch consolidation, a change in accounting policy election related to the fair value of certain equity investments, charges related to pension settlement accounting, a gain upon sale of a pool of purchased credit impaired (PCI) loans, charges related to early repayment of borrowings, merger related expenses incurred in connection with the Corporation’s acquisition of Peoples Bankshares, Incorporated (Peoples), and changes in tax law.   For further information regarding non-GAAP measures, including the impact of the above items on each year, refer to “Use of Certain Non-GAAP Financial Measures” and the accompanying disclosure below within this Item 7.

Consolidated net income and earnings per share increased less than one percent and 4.3 percent, respectively, for 2022, compared to 2021.  Adjusted net income and adjusted earnings per share decreased 10.1 percent and 7.2 percent, respectively, for 2022, compared to 2021.  The increase in consolidated net income for 2022 compared to 2021 was due primarily to higher net income of the community banking segment, offset by lower net income at the mortgage banking segment and the consumer finance segment.  The increase in earnings per share for 2022 compared to 2021 was due primarily to fewer shares outstanding, primarily as a result of share repurchases, and higher net income.

A discussion of the performance of our business segments is included under the heading “Business Segments” in the “Results of Operations” section of this discussion and analysis.

Key factors affecting comparisons of consolidated net income for the years ended December 31, 2022 and 2021 are as follows.  Comparisons are to the prior year unless otherwise stated.

●	Average community bank segment loans increased 9.9 percent, excluding the effect of PPP loans;
●	Average consumer finance segment loans increased 29.0 percent;
●	Average deposits increased 8.4 percent;
●	The community banking segment recorded net reversal of provision for loan losses of $600,000 in 2022, compared to $200,000;
●	The consumer finance segment recorded provision for loan losses of $3.7 million in 2022, compared to $820,000;
●	Consolidated net interest margin was 4.27 percent for 2022, compared to 4.26 percent. Accretion of net PPP origination fees contributed approximately 3 basis points to net interest margin for 2022, compared to 20 basis points;
●	The community banking segment recognized net PPP origination fees of $679,000 in 2022, compared to $4.1 million. All net PPP origination fees received by C&F Bank had been recognized in income as of December 31, 2022;
●	The community banking segment recognized $3.1 million in noninterest income in 2022 from net positive fair value adjustments of other investments, of which $2.7 million was a one-time gain recognized upon a change in accounting policy election for certain equity investments, primarily consisting of equity interests in an independent insurance agency and a full service title and settlement agency;
●	The community banking segment recognized a $1.3 million pension settlement charge in 2021 in connection with certain lump sum benefit payments during the year that was not repeated during 2022;
●	The consumer finance segment experienced net charge-offs as a percentage of average total loans of 0.59 percent for 2022, compared to net recoveries of 0.14. Charge-offs and delinquencies remain lower than pre-pandemic levels;
●	The consumer finance segment’s average loan yield declined as a result of pursuing growth in higher quality, lower yielding loans, partially offset by rising interest rates; and
●	Mortgage banking segment loan originations decreased 52.2 percent for the year ended December 31, 2022 amid rising mortgage interest rates and declines in mortgage industry volume.

Discussion of consolidated net income and earnings per share for the year ended December 31, 2020 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Overview” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022, and is incorporated herein by reference.

Capital Management and Dividends

Total equity was $196.2 million at December 31, 2022, compared to $211.0 million at December 31, 2021.   Under regulatory capital standards, the Corporation’s tier I capital and total capital ratios at December 31, 2022 were 12.8 percent and 15.4 percent, respectively, compared to 13.0 percent and 15.8 percent, respectively, at December 31, 2021.

Total consolidated equity decreased $14.8 million at December 31, 2022 compared to December 31, 2021, due primarily to unrealized losses in the market value of securities available for sale of $35.6 million (net of tax), which are recognized as a component of other comprehensive income (loss), partially offset by net income. The Corporation’s securities available for sale are fixed income debt securities, and their decline in market value during 2022 was a result of increases in market interest rates. The Corporation expects to recover its investments in debt securities through scheduled payments of principal and interest, and unrealized losses are not expected to affect the earnings or regulatory capital of the Corporation or the Bank.

The Corporation’s Board of Directors continued its historical practice of paying dividends in 2022. For the year ended December 31, 2022, the Corporation declared dividends of $1.64 per share. Annual dividends per share increased 3.8 percent over dividends of $1.58 per share declared in 2021.  The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital levels and requirements and expected future earnings. In making its decision on the payment of dividends on the Corporation’s common stock, the Corporation’s Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.

In November 2021, the Board of Directors of the Corporation authorized a program, effective December 1, 2021, to repurchase up to $10.0 million of the Corporation’s common stock through November 2022 (the 2021 Repurchase Program).  During the year ended December 31, 2022, the Corporation repurchased $4.5 million of its common stock under the 2021 Repurchase Program.  At the expiration of the 2021 Repurchase Program, the Corporation had made aggregate common stock repurchases of 89,373 shares for an aggregate cost of $4.6 million under that program.

On November 15, 2022, the Board of Directors of the Corporation authorized a new program, effective December 1, 2022, to repurchase up to $10.0 million of the Corporation’s common stock through December 31, 2023 (the 2022 Repurchase Program). Repurchases under the 2022 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. During the year ended December 31, 2022, the Corporation repurchased 7,963 shares, or $454,000, of its common stock under the 2022 Repurchase Program.

At December 31, 2022, the book value per share of the Corporation’s common stock was $56.27, and tangible book value per share, a non-GAAP measure, was $48.54, compared to $59.32 and $51.66, respectively, at December 31, 2021.  Refer to “Use of Certain Non-GAAP Financial Measures,” below, for information about non-GAAP financial measures, including a reconciliation to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

2023 Outlook

Management’s overall outlook for 2023 is cautiously positive as a result of the continued successes of our diversified business strategy and initiatives underway at each of our business segments; however, we will continue to face numerous ongoing challenges in 2023, including rising interest rates, economic uncertainty and inflation, cybersecurity risks and increased competition in our markets. The following additional factors could influence our financial performance in 2023:

●	Community Banking: Growing our loan portfolio has been our primary strategic goal over the past several years and will continue to be our primary focus at the Bank during 2023. We opened our newest C&F Financial Center in Fredericksburg, Virginia in the fourth quarter of 2022 and it is quickly growing its customer base, as it offers banking, mortgage, and wealth management services. We continue to see robust demand for commercial loans and credit quality has been very good over the past few years; however, we are sensitive to overall economic conditions and will maintain a careful watch over our loan portfolio in 2023. We expect to make new investments in technology in 2023, which will support the continued modernization of our products, services and operations, and may result in higher operating costs. We will also continue to be competitive with the rates we offer on deposits, given that competition for deposits is rapidly intensifying in the industry, which may adversely affect our net interest margin. In 2023, we will also continue to expand our digital services, pursue new wealth management advisors and strive to improve our operational efficiency.

●	Mortgage Banking: C&F Mortgage generates noninterest income from the origination and sale of residential loan products into the secondary market. Mortgage interest rates increased rapidly during 2022, and home values also rose, causing decreased mortgage loan production across the industry. Loan production and revenue in 2023 are highly uncertain and will depend on economic conditions and market factors beyond our control, including changes in interest rates, housing prices and inventory and loan demand. The immediate future will remain difficult for us and the entire industry as the housing market continues to adjust to developing economic conditions. However, we believe good opportunities are still available given our traditional focus on purchase lending, as opposed to refinancing activity, and the investments we have made in technology and marketing efforts. Our income from mortgage lender services offered through C&F Mortgage’s Lender Solutions division continued to generate incremental income as it gained new institutional customers during 2022 and anticipates adding more clients in 2023. During 2022, we significantly improved our marketing platform at C&F Mortgage to help loan officers generate more business in the future and we also deployed a new point of sale system and began to offer electronic closing to all borrowers to help improve efficiency and the customer experience.

●	Consumer Finance: C&F Finance provides indirect financing for automobile, marine and RVs. Our decision to purchase more higher credit quality contract purchases over the past several years has helped to keep past due accounts and charge-offs below pre-pandemic levels. Rising consumer debt and declining wholesale prices in the used automobile market could lead to increasing delinquencies and charge-offs in 2023. In the fourth quarter of 2022, we implemented a new loan servicing system and expect to continue to capitalize on efficiencies of this new system including the ability to offer an enhanced digital experience for our customers in the future. In 2023, C&F Finance plans to continue to responsibly grow its loan portfolio and actively pursue new dealership relationships in our current markets. We anticipate declining car sales, increasing market competition and continuing pressure on loan growth and margins, as cost of funds are expected to remain elevated throughout 2023.

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

Allowance for Loan Losses: We establish the allowance for loan losses through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when we believe that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Our judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs for relevant periods of time, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available.  In evaluating the level of the allowance, we consider a range of possible assumptions and outcomes related to the various factors identified above. Under alternative assumptions that we considered in developing our estimate of an allowance that will be adequate to absorb probable losses inherent in the loan portfolio at December 31, 2022, our estimate of the allowance varied between $37 million and $42 million.

For further information concerning the Corporation’s adoption of ASC 326, effective January 1, 2023, refer to Item 8. “Financial Statements and Supplementary Data” under the heading “Note 1: Summary of Significant Accounting Policies.”

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

Goodwill: The Corporation's goodwill was recognized in connection with past business combinations and is reported at the community banking segment and the consumer finance segment. The Corporation reviews the carrying value of goodwill at least annually or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Corporation may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Corporation elects to bypass the qualitative assessment or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying value to determine whether an impairment exists. In the last evaluation of goodwill at the community banking segment and the consumer finance segment, which was the annual evaluation in the fourth quarter of 2022, the Corporation concluded that no impairment existed based on an assessment of qualitative factors.

For further information concerning accounting policies, refer to Item 8. “Financial Statements and Supplementary Data” under the heading “Note 1: Summary of Significant Accounting Policies.”

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for each of the years ended December 31, 2022, 2021 and 2020. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented. Average balances of securities available for sale are included at amortized cost. Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect.

Accretion and amortization of fair value purchase adjustments related to business combinations are included in the computation of yields on loans and investments and on the costs of deposits and borrowings. The accretion contributed approximately 15 basis points and 10 basis points to the yields on community banking segment loans and total loans, respectively, and 7 basis points to both the yield on interest earning assets and net interest margin for the year ended December 31, 2022, compared to approximately 26 basis points and 18 basis points to the yields on community banking segment loans and total loans, respectively, and 13 basis points to both the yield on interest earning assets and net interest margin for the year ended December 31, 2021, and approximately 34 basis points and 23 basis points to the yields on community banking segment loans and total loans, respectively, and 18 basis points to both the yield on interest earning assets and net interest margin for the year ended December 31, 2020.

The yield on loans includes, with respect to PPP loans, interest at a note rate of one percent as well as net deferred origination fees that are amortized based on the contractual maturity of the related loan or accelerated into interest income upon repayment of the loan.  Accretion of net PPP origination fees contributed approximately 6 basis points and 4 basis points to the yields on community banking segment loans and total loans, respectively, and 3 basis points to both the yield on interest earning assets and net interest margin for the year ended December 31, 2022, compared to approximately 39 basis points and 27 basis points to the yields on community banking segment loans and total loans, respectively, and 20 basis points to both the yield on interest earning assets and net interest margin for the year ended December 31, 2021 and approximately 16 basis points and 11 basis points to the yields on community banking segment loans and total loans, respectively, and 9 basis points to both the yield on interest earning assets and net interest margin for the year ended December 31, 2020.

TABLE 2: Average Balances, Income and Expense, Yields and Rates

	2022			2021			2020
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$415,669	$7,620	1.83%	$258,138	$3,678	1.42%	$160,974	$3,224	2.00%
Tax-exempt	77,052	2,054	2.67	80,518	2,123	2.64	81,154	2,511	3.09
Total securities	492,721	9,674	1.96	338,656	5,801	1.71	242,128	5,735	2.37
Loans:
Community banking segment	1,076,948	46,510	4.32	1,037,285	46,567	4.49	995,726	47,251	4.75
Mortgage banking segment	46,185	2,036	4.41	133,453	3,845	2.88	171,017	4,954	2.90
Consumer finance segment	431,470	42,441	9.84	334,565	37,803	11.30	307,991	38,949	12.65
Total loans	1,554,603	90,987	5.85	1,505,303	88,215	5.86	1,474,734	91,154	6.18
Interest-bearing deposits in other banks	153,398	1,278	0.83	173,050	254	0.15	92,973	713	0.77
Total earning assets	2,200,722	101,939	4.63	2,017,009	94,270	4.67	1,809,835	97,602	5.39
Allowance for loan losses	(40,878)			(39,582)			(35,983)
Total non-earning assets	159,839			189,992			192,447
Total assets	$2,319,683			$2,167,419			$1,966,299

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$350,996	1,063	0.30	$303,368	492	0.16	$260,478	551	0.21
Money market deposit accounts	390,235	1,043	0.27	318,537	802	0.25	260,342	952	0.37
Savings accounts	231,317	122	0.05	208,506	115	0.06	163,763	111	0.07
Certificates of deposit	392,579	2,996	0.76	448,922	4,028	0.90	490,301	8,020	1.64
Total interest-bearing deposits	1,365,127	5,224	0.38	1,279,333	5,437	0.42	1,174,884	9,634	0.82
Borrowings:
Repurchase agreements	35,544	180	0.51	27,359	128	0.47	19,469	115	0.59
Other borrowings	55,701	2,486	4.46	55,793	2,794	5.01	109,889	3,633	3.31
Total borrowings	91,245	2,666	2.92	83,152	2,922	3.51	129,358	3,748	2.90
Total interest-bearing liabilities	1,456,372	7,890	0.54	1,362,485	8,359	0.61	1,304,242	13,382	1.03
Noninterest-bearing demand deposits	624,581			556,801			431,789
Other liabilities	40,854			50,929			51,406
Total liabilities	2,121,807			1,970,215			1,787,437
Equity	197,876			197,204			178,862
Total liabilities and equity	$2,319,683			$2,167,419			$1,966,299
Net interest income		$94,049			$85,911			$84,220
Interest rate spread			4.09%			4.06%			4.36%
Interest expense to average earning assets			0.36%			0.41%			0.74%
Net interest margin			4.27%			4.26%			4.65%

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

TABLE 3: Rate-Volume Recap

	2022 from 2021			2021 from 2020
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest income:
Loans:
Community banking segment	$(1,800)	$1,743	$(57)	$(2,628)	$1,944	$(684)
Mortgage banking segment	1,442	(3,251)	(1,809)	(34)	(1,075)	(1,109)
Consumer finance segment	(5,325)	9,963	4,638	(4,352)	3,206	(1,146)
Securities:
Taxable	1,266	2,676	3,942	(1,114)	1,568	454
Tax-exempt	24	(93)	(69)	(368)	(20)	(388)
Interest-bearing deposits in other banks	1,056	(32)	1,024	(817)	358	(459)
Total interest income	(3,337)	11,006	7,669	(9,313)	5,981	(3,332)
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	484	87	571	(141)	82	(59)
Money market deposit accounts	63	178	241	(343)	193	(150)
Savings accounts	(13)	20	7	(20)	24	4
Certificates of deposit	(571)	(461)	(1,032)	(3,363)	(629)	(3,992)
Total interest-bearing deposits	(37)	(176)	(213)	(3,867)	(330)	(4,197)
Borrowings:
Repurchase agreements	12	40	52	(27)	40	13
Other borrowings	(303)	(5)	(308)	1,400	(2,239)	(839)
Total interest expense	(328)	(141)	(469)	(2,494)	(2,529)	(5,023)
Change in net interest income	$(3,009)	$11,147	$8,138	$(6,819)	$8,510	$1,691

Net interest income, on a taxable-equivalent basis, for 2022 increased to $94.0 million, compared to $85.9 million for 2021, due primarily to higher average balances of earning assets and the effects of rising interest rates during 2022 on asset yields, partially offset by lower interest income on PPP and PCI loans. Average earning assets grew $183.7 million, or 9.1 percent, in 2022 compared to 2021, and net interest margin increased 1 basis point to 4.27 percent in 2022, compared to 4.26 percent in 2021.  The yield on interest-earning assets and cost of interest-bearing liabilities decreased by 4 basis points and 7 basis points, respectively, for 2022, compared to 2021.

Average loans, which includes both loans held for investment and loans held for sale, increased $49.3 million to $1.6 billion for the year ended December 31, 2022, compared to 2021. Average loans held for investment at the community banking segment, excluding PPP loans, increased $96.4 million, or 9.9 percent, for 2022, compared to 2021.  The increase in average loans outstanding at the community banking segment for 2022 compared to 2021 was due primarily to growth in the commercial real estate and residential mortgage segments of the loan portfolio. Average loans held for investment at the consumer finance segment increased $96.9 million, or 29.0 percent, for 2022, compared to 2021 due to higher average balances of automobile loans and marine and RV loans.  Average loans at the mortgage banking segment, which consist primarily of loans held for sale, decreased $87.3 million, or 65.4 percent, for 2022, compared to 2021, due primarily to lower mortgage loan production volume in 2022, compared to 2021.

The community banking segment average loan yield decreased 17 basis points to 4.32 percent for 2022, compared to 2021, due primarily to lower recognition of net origination fees on PPP loans and lower interest income on PCI loans, partially offset by the effects of rising interest rates during 2022. The average loan yield for the community banking segment includes, with respect to PPP loans, interest at a note rate of one percent as well as net deferred origination fees that are amortized based on the contractual maturity of the related loan or accelerated into interest income upon repayment of the loan.  Net PPP origination fees recognized in 2022 were $679,000, compared to $4.1 million in 2021.  As of December 31, 2022, all net PPP origination fees received by C&F Bank had been recognized in income, totaling $6.3 million since the inception of the PPP in the second quarter of 2020.  The recognition of interest income on PCI loans, which were acquired in connection with past mergers and acquisitions, is based on management’s expectation of future payments of principal and interest, which are inherently uncertain. Earlier than expected repayments of certain PCI loans resulted in the recognition of additional interest income during the years ended December 31, 2022 and 2021. Interest income recognized on PCI loans was $1.6 million for the year ended December 31, 2022 and $2.5 million for the year ended December 31, 2021. The consumer finance segment average loan yield decreased 146 basis points to 9.84 percent for 2022, compared to 2021, due to the consumer finance segment continuing to pursue loan contracts of higher credit quality and lower average yields.  This impact on consumer finance segment yields is slowing as the portfolio turns over and new loans are brought on at higher current interest rates. The mortgage banking segment average loan yield increased 153 basis points to 4.41 percent, as mortgage interest rates increased throughout 2022.

Average securities available for sale increased $154.1 million for 2022, compared to 2021, due primarily to higher purchases of securities issued by the U.S. Treasury, government agencies and corporations and mortgage-backed securities. The average yield on the securities portfolio on a taxable-equivalent basis increased 25 basis points for 2022, compared to 2021, due primarily to rising interest rates during 2022, which allowed for purchases of securities at higher yields.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the Federal Reserve Bank, decreased $19.7 million during 2022, compared to 2021, due primarily to utilizing cash to fund growth in higher yielding loans and securities. The average yield on interest-bearing deposits in other banks increased 68 basis points for 2022, compared to 2021.  The Federal Reserve Bank increased the interest rate on excess cash reserve balances from 0.10 percent at the end of 2020 to 0.15 percent by the end of 2021 and to 4.40 percent by the end of 2022.

Average money market, savings and interest-bearing demand deposits increased $142.1 million for 2022, compared to 2021, and average time deposits decreased $56.3 million for 2022, compared to 2021. Average noninterest-bearing demand deposits increased $67.8 million for 2022, compared to 2021.  Higher average deposit balances are due primarily to growth in consumer and business checking and money market deposits and a shift to non-time deposits. The average cost of interest-bearing deposits decreased 4 basis points for 2022, compared to 2021, due primarily to lower rates on time deposits and a shift in composition toward non-time deposits, partially offset by higher rates on interest-bearing demand deposits. Offered rates on interest-bearing deposit accounts have increased in response to changes in market interest rates during the second half of 2022.  While changes in rates take effect immediately for interest checking, money market and savings accounts, changes in the average cost of time deposits lag changes in pricing based on the repricing of time deposits at maturity.

Average borrowings increased $8.1 million for 2022, compared to 2021, due primarily to increases in balances of repurchase agreements with commercial deposit customers.  The average cost of borrowings decreased 59 basis points during 2022 compared to 2021, due primarily to the termination of a revolving bank line of credit during the fourth quarter of 2021 and growth in repurchase agreements, which have a lower average cost than long-term borrowings.

The Corporation believes that higher interest rates will continue to have a positive effect on yields of cash reserves, variable rate loans, new loan originations and purchases of securities available for sale at the community banking segment.  Although the Corporation expects the cost of deposits and borrowings to increase in connection with higher rates, the extent to which higher interest rates affect net interest margin will depend on a number of factors, including (1) the Corporation’s ability to continue to grow loans at the community banking segment and consumer finance segment because of competition for loans, (2) the continued availability of funding through low-cost deposits and the Corporation’s ability to compete for deposits, (3) average yields on consumer finance loans, which may decline, albeit at a slower rate than in recent periods, as a result of the higher credit quality of loan contracts purchased by the consumer finance segment, (4) possible lower accretion of discounts on purchased loans, which is included in yields on loans, and (5) the level of mortgage loan production and loans held for sale at the mortgage banking segment. The Corporation can give no assurance as to the timing or extent of further increases in market interest rates or the impact of rising interest rates or any other factor on the Corporation's net interest margin.  Alternatively, if market interest rates begin to decline, the Corporation’s net interest margin would be adversely affected as the Corporation generally expects its assets to reprice more quickly than its deposits and borrowings.

Discussion of net interest income for the year ended December 31, 2020 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Net Interest Income” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022, and is incorporated herein by reference.

NONINTEREST INCOME

TABLE 4: Noninterest Income

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Gains on sales of loans	$7,498	$22,279	$29,224
Interchange income	6,030	5,740	4,768
Service charges on deposit accounts	4,306	3,718	3,357
Investment income in other equity interests	3,138	456	72
Mortgage banking fee income	2,931	6,482	7,713
Wealth management services income, net	2,442	2,761	2,618
Mortgage lender services income	1,667	2,492	2,176
Other service charges and fees	1,577	1,585	1,551
Net gains on sales, maturities and calls of available for sale securities	—	42	38
Other income (loss), net	(1,107)	3,608	3,090
Total noninterest income	$28,482	$49,163	$54,607

Total noninterest income decreased $20.7 million, or 42.1 percent, for the year ended December 31, 2022, compared to the year ended December 31, 2021.  The decrease in noninterest income was due primarily to (1) lower volume of mortgage loan production and mortgage lender services, which resulted in lower gains on sales of loans and mortgage banking fee income, (2) lower margins on sales of mortgage loans and (3) fluctuations in unrealized gains and losses related to the Corporation’s nonqualified deferred compensation plan, included in other income (loss), net, partially offset by (1) an increase in investment income in other equity interests, (2) higher debit card interchange income and service charges on deposit accounts at the community banking segment and (3) an increase in gains on sale of former bank property and equipment of $584,000, included in other income (loss), net.

Investment income in other equity interests for the year ended December 31, 2022 includes $2.7 million of net positive fair value adjustments recognized upon a change in accounting policy election for certain equity investments, primarily consisting of equity interests in an independent insurance agency and a full service title and settlement agency, which is not expected to recur.  For further information concerning the Corporation’s change in accounting policy election, refer to Item 8. “Financial Statements and Supplementary Data” under the heading “Note 2: Adoption of New Accounting Standards.”

The Corporation recognized unrealized losses related to its nonqualified deferred compensation plan of $3.3 million for the year ended December 31, 2022, respectively, compared to unrealized gains of $2.2 million for the year ended December 31, 2021. Unrealized gains and losses in the Corporation’s nonqualified deferred compensation plan are offset by changes in deferred compensation, recorded in salaries and employee benefits expense.

Discussion of noninterest income for the year ended December 31, 2020 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Noninterest Income” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022, and is incorporated herein by reference.

NONINTEREST EXPENSE

TABLE 5: Noninterest Expense

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Salaries and employee benefits	$47,867	$58,581	$57,668
Occupancy expense	8,564	8,859	8,639
Early debt repayment charges	—	—	2,197
Other expenses:
Data processing	10,514	11,088	10,916
Professional fees	2,767	3,066	3,046
Mortgage banking loan processing expenses	1,682	3,128	3,235
Other real estate loss/(gain) and expense, net	2	(379)	213
Other components of net periodic pension cost	(1,198)	161	(810)
Provision for indemnifications	(858)	(104)	881
Other expenses	12,470	11,475	11,854
Total other expenses	25,379	28,435	29,335
Total noninterest expense	$81,810	$95,875	$97,839

Total noninterest expense decreased $14.1 million, or 14.7 percent, for the year ended December 31, 2022, compared to the year ended December 31, 2021. The decrease in noninterest expenses was due primarily to (1) lower expenses tied to mortgage loan production volume reported in salaries and employee benefits, mortgage banking loan processing expenses and data processing, (2) decreases in salaries and employee benefits related to deferred compensation, (3) a non-cash charge of $1.3 million recorded in 2021, that was not repeated in 2022, related to pension settlement accounting at the community banking segment, as a result of lump sum distributions under the normal terms of C&F Bank’s cash balance pension plan during the year that exceeded the threshold for settlement accounting and (4) a net reversal of provision for indemnifications of $858,000 during 2022 compared to a net reversal of provision for indemnifications of $104,000 in 2021, partially offset by net losses and expenses on other real estate owned (OREO) in 2022 compared to net gains on OREO sold during 2021 related primarily to the sale of one property.

Changes in deferred compensation liabilities decreased salaries and employee benefits expense by $3.3 million for the year ended December 31, 2022, and increased salaries and employee benefits expense by $2.2 million for the year ended December 31, 2021, and were offset in both years by unrealized losses and gains, respectively, recorded in noninterest income.

Discussion of noninterest expense for the year ended December 31, 2020 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Noninterest Expense” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022, and is incorporated herein by reference.

INCOME TAXES

Income tax expense on 2022 earnings was $7.6 million, resulting in an effective tax rate of 20.6 percent, compared with $9.0 million, or 23.5 percent, in 2021.  The Corporation’s consolidated effective tax rate for the year ended December 31, 2022 was lower compared to the year ended December 31, 2021 due primarily to (1) lower state income taxes in 2022 as a greater share of income before taxes was earned at C&F Bank, which is not subject to state income tax but rather state franchise tax, which is included in noninterest expense, (2) tax benefits of tax-exempt interest income that was higher as a percentage of pre-tax income in 2022 compared to 2021 and (3) a decrease in nondeductible executive compensation due to incentive based compensation and the timing of deferred compensation arrangements.

Discussion of income taxes for the year ended December 31, 2020 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Income Taxes” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022, and is incorporated herein by reference.

BUSINESS SEGMENTS

The Corporation operates in a decentralized manner in three business segments: community banking, mortgage banking and consumer finance.  An overview of the financial results for each of the Corporation’s business segments is presented below.

Community Banking:  The community banking segment comprises C&F Bank, C&F Wealth Management, C&F Insurance and CVB Title.  The following table presents the community banking segment operating results for the periods indicated.

TABLE 6: Community Banking Segment Operating Results

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Interest income	$72,568	$62,402	$62,173
Interest expense	5,532	5,693	10,630
Net interest income	67,036	56,709	51,543
Provision for loan losses	(600)	(200)	4,600
Net interest income after provision for loan losses	67,636	56,909	46,943
Noninterest income:
Gain on sales of loans	—	—	3,489
Interchange income	6,030	5,740	4,768
Service charges on deposit accounts	4,366	3,740	3,357
Wealth management services income, net	2,442	2,761	2,618
Investment income in other equity interests	3,138	456	72
Other income, net	3,274	2,511	2,081
Total noninterest income	19,250	15,208	16,385
Noninterest expense:
Salaries and employee benefits	33,771	32,156	32,337
Occupancy expense	6,634	6,705	6,386
Data processing	7,889	7,824	7,330
Other real estate loss/(gain) and expense, net	2	(379)	213
Other expenses	8,422	8,675	10,504
Total noninterest expenses	56,718	54,981	56,770
Income before income taxes	30,168	17,136	6,558
Income tax expense	5,794	3,051	411
Net income	$24,374	$14,085	$6,147

The increase in community banking segment net income for the year ended December 31, 2022 compared to the year ended December 31, 2021 was due primarily to:

●	higher interest income resulting from higher average balances of interest-earning assets, including loans and securities, and the effects of rising interest rates on asset yields, including on variable rate loans to the consumer finance segment;
●	the recognition of $3.1 million in other income from positive fair value adjustments of other investments, of which $2.7 million was recognized upon a change in accounting policy election for certain equity investments, primarily consisting of equity interests in an independent insurance agency and a full service title and settlement agency;
●	higher revenue from overdraft fees, included in service charges on deposit accounts, and debit card interchange fees;
●	gains on the sale of former bank premises and equipment of $579,000 in 2022, primarily from the sale of two properties formerly used as bank branches, compared to losses of $5,000 in 2021;
●	a reversal of provision for loan losses of $600,000 for 2022, due primarily to the resolution of certain impaired loans and continued strong credit quality of the loan portfolio, compared to a reversal of provision for loan losses of $200,000 for 2021; and
●	a $1.3 million pension settlement charge in 2021 in connection with certain lump sum benefit payments during the year that was not repeated during 2022;

partially offset by:

●	lower recognition of net PPP origination fees and lower interest income on PCI loans;
●	higher salaries and employee benefits expense, including adding new talent to the commercial lending team;
●	the sale of an OREO property in 2021, which resulted in a gain of $399,000; and
●	higher marketing and travel expense as typical programs and community and educational events return to normalized levels after reduced activity due to COVID-19 during 2021.

Adjusted net income for the community banking segment, which excludes the effects of real estate disposal activity related to branch consolidation, a change in accounting policy election and pension settlement charges, was $22.0 million for the year ended December 31, 2022, compared to $15.0 million for the same period in 2021. Adjusted net income for the community banking segment increased $7.0 million for the year ended December 31, 2022, compared to the same period in 2021 due primarily to the items discussed above.

Net interest income for the community banking segment increased $10.3 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. This increase was due primarily to (1) the effects of rising interest rates during 2022 on asset yields, (2) higher average balances of interest earning assets, and (3) lower average costs of deposits, resulting from a shift in composition toward non-time deposits. Comparisons of interest income on loans were significantly impacted by recognition of net PPP origination fees and interest income on PCI loans, which were lower for the year ended December 31, 2022 compared to the year ended December 31, 2021. In addition to the effects of these items, higher interest rates on variable rate loans to subsidiaries contributed to the increase in interest income on loans for the year ended December 31, 2022 compared to the year ended December 31, 2021.  Net PPP origination fees recognized in the year ended December 31, 2022 were $679,000, compared to $4.1 million for the year ended December 31, 2021 and $1.6 million for the year ended December 31, 2020. All net PPP origination fees received by C&F Bank had been recognized in income as of December 31, 2022, totaling $6.3 million since the inception of the PPP in the second quarter of 2020.  Interest income recognized on PCI loans was $1.6 million for the year ended December 31, 2022 compared to $2.5 million for the year ended December 31, 2021.

The community banking segment recorded a net reversal of provision for loan losses of $600,000 for the year ended December 31, 2022, compared to a net reversal of provision for loan losses of $200,000 for the year ended December 31, 2021, due primarily to the resolution of certain impaired loans and continued strong credit quality of the loan portfolio, which were partially offset by provision related to growth in the loan portfolio. Management believes that the level of the allowance for loan losses is sufficient to absorb losses inherent in the portfolio.

Discussion of the community banking segment for the year ended December 31, 2020 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Principal Business Segments” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022, and is incorporated herein by reference.

Mortgage Banking:  The following table presents the mortgage banking operating results for the periods indicated.

TABLE 7: Mortgage Banking Segment Operating Results

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Interest income	$2,036	$3,845	$4,954
Interest expense	662	1,157	1,579
Net interest income	1,374	2,688	3,375
Provision for loan losses	32	(45)	10
Net interest income after provision for loan losses	1,342	2,733	3,365
Noninterest income:
Gains of sales of loans	7,963	22,370	25,792
Mortgage banking fee income	3,083	6,561	7,743
Mortgage lender services fee income	1,667	2,492	2,176
Other income	106	139	66
Total noninterest income	12,819	31,562	35,777
Noninterest expense:
Salaries and employee benefits	7,600	14,868	13,908
Occupancy expense	1,271	1,464	1,607
Data processing	1,137	1,915	1,828
Other expenses	2,572	5,081	6,671
Total noninterest expenses	12,580	23,328	24,014
Income before income taxes	1,581	10,967	15,128
Income tax expense	371	3,284	4,392
Net income	$1,210	$7,683	$10,736

The decrease in mortgage banking segment net income of $6.5 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 was due primarily to (1) lower volume of mortgage loan originations and mortgage lender services, which resulted in lower gains on sales of loans and mortgage banking fee income, (2) lower margins on sales of mortgage loans and (3) lower interest income due to lower average balances of loans held for sale, partially offset by lower expenses tied to mortgage loan origination volume such as salaries and employee benefits, loan processing and data processing and larger net reversal of provision for indemnification losses included in other expenses.

The following table presents mortgage loan originations and mortgage loans sold for the periods indicated.

TABLE 8: Mortgage Loan Originations

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Mortgage loan originations:
Purchases	$591,889	$936,909	$854,550
Refinancings	105,434	522,062	917,512
Total mortgage loan originations[1]	$697,323	$1,458,971	$1,772,062

Lock-adjusted originations[2]	$661,134	$1,357,573	1,880,794
1	Total mortgage loan originations does not include mortgage lender services.
2	Lock-adjusted originations includes an estimate of the effect of changes in the volume of mortgage loan applications in process that have not closed, net of volume not expected to close.

Following the elevated volume levels in the mortgage industry during 2020 and 2021 that accompanied historically low mortgage interest rates and a highly active residential real estate market, the rapid rise in mortgage interest rates during 2022, combined with higher home prices, has led to a substantial decline in mortgage loan originations.  Mortgage loan originations for the mortgage banking segment decreased 52.2 percent for the year ended December 31, 2022, compared to the year ended December 31, 2021.  Gains on sales of loans, while driven in part by mortgage loan originations, also includes the effects of changes in locked loan commitments, which reflect the volume of mortgage loan applications that are in process and have not closed. Lock-adjusted originations for the mortgage banking segment decreased by 51.3 percent for the year ended December 31, 2022 compared to the year ended December 31, 2021. Locked loan commitments decreased by $41.1 million in the year ended December 31, 2022 and decreased by $115.2 million in the year ended December 31, 2021.  Locked loan commitments were $42.3 million at December 31, 2022, compared to $83.4 million at December 31, 2021 and $198.6 million at December 31, 2020.

The mortgage banking segment recorded a net reversal of provision for indemnification losses of $858,000 for the year ended December 31, 2022 and a net reversal of provision for indemnification losses of $104,000 for the year ended December 31, 2021.  The release of indemnification reserves in 2022 was due primarily to improvement in the mortgage banking segment’s assessment of borrower payment performance and other factors affecting expected losses on mortgage loans sold in the secondary market.  The mortgage banking segment increased reserves for indemnification losses during 2020 based on widespread forbearance on mortgage loans and economic uncertainty related to the COVID-19 pandemic.  To date, the mortgage banking segment has not made any payments for indemnification losses since the onset of the COVID-19 pandemic, and management believes that the indemnification reserve is sufficient to absorb losses related to loans that have been sold in the secondary market.

Discussion of the mortgage banking segment for the year ended December 31, 2020 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Principal Business Segments” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022, and is incorporated herein by reference.

Consumer Finance:  The following table presents the consumer finance operating results for the periods indicated.

TABLE 9: Consumer Finance Segment Operating Results

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Interest income	$42,441	$37,803	$38,949
Interest expense	15,124	9,503	8,726
Net interest income	27,317	28,300	30,223
Provision for loan losses	3,740	820	6,470
Net interest income after provision for loan losses	23,577	27,480	23,753

Noninterest income	320	378	492
Noninterest expense:
Salaries and employee benefits	8,939	8,672	8,716
Occupancy expense	660	690	646
Data processing	1,458	1,326	1,220
Other expenses	3,497	3,525	3,246
Total noninterest expenses	14,554	14,213	13,828
Income before income taxes	9,343	13,645	10,417
Income tax expense	2,512	3,685	2,805
Net income	$6,831	$9,960	$7,612

The decrease in consumer finance segment net income was due primarily to margin compression resulting from lower average yields on automobile loans and increased costs on variable rate borrowings from the community banking segment and higher provision for loan losses, partially offset by loan growth. Average yields on loans decreased as a result of the consumer finance segment’s pursuing growth in higher quality, lower yielding loans.

Provision for loan losses increased $2.9 million for the year ended December 31, 2022, as compared to the same period of 2021, as a result of significant loan growth in 2022, partially offset by lower required reserves resulting from strong loan performance. The consumer finance segment experienced a higher number of charge-offs during 2022, compared to 2021, as government stimulus measures in response to the pandemic that benefitted borrowers had a decreased effect in 2022, the wholesale value of used automobiles declined from a recent peak during the COVID-19 pandemic, and challenges in repossessing automobiles increased due to a decline in the number of repossession agencies.  Although charge-offs began to rise during 2022, charge-offs in both 2022 and 2021 were lower than historical levels for the consumer finance segment, due to strong loan performance and a strong market for used automobiles, which helped drive higher sales prices on repossessed automobiles and mitigated losses on defaulted auto loans. Despite some weakening during second half of 2022, the consumer finance segment has experienced loan performance since 2020 that has been consistently stronger than periods prior to the onset of the COVID-19 pandemic, resulting in part from the consumer finance segment’s strategic decision to purchase higher quality loans, and in part from the impacts of government stimulus measures.  Management believes that the level of the allowance for loan losses is sufficient to absorb losses inherent in the portfolio. If loan performance deteriorates resulting in elevated delinquencies or net charge-offs, provision for loan losses may increase in future periods.

Discussion of the consumer finance segment for the year ended December 31, 2020 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Principal Business Segments” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022, and is incorporated herein by reference.

ASSET QUALITY

Allowance and Provision for Loan Losses

Allowance for Loan Losses Methodology – Community Banking and Mortgage Banking. We conduct an analysis of the collectability of the loan portfolio on a regular basis. This analysis does not apply to PCI loans, loans carried at fair value, loans held for sale or off-balance sheet credit exposure (e.g., unfunded loan commitments and standby letters of credit). We use this analysis to assess the sufficiency of the allowance for loan losses and to determine the necessary provision for loan losses.

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

The review process generally begins with loan officers or management identifying problem loans to be reviewed on an individual basis for impairment. This review of individual loans is limited to those loans that have indications of probable loss or that may result in significant losses to the Corporation, while all other loans, which may include delinquent loans and loans classified as special mention or substandard, are evaluated as a group, as discussed below. In addition, all TDRs are considered impaired loans and are individually evaluated.  We consider a loan impaired when it is probable that we will be unable to collect all interest and principal payments as scheduled in the loan agreement.  A loan is not considered impaired during a period of delay in payment if the ultimate collectability of all amounts due is expected. If a loan is considered impaired, impairment is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  A valuation allowance is established for an impaired loan to the extent that this measure of the impaired loan is less than the recorded investment in the loan. When a loan is determined to be impaired, we follow a consistent process to measure that impairment in our loan portfolio. For collateral dependent loans we obtain an updated appraisal if we do not have a current one on file.  Appraisals are performed by independent third party appraisers with relevant industry experience.  We may make adjustments to the appraised value based on recent sales of similar properties or general market conditions when appropriate. We also estimate costs to sell collateral in the measurement of impairment if those costs are expected to reduce the cash flows available to repay or otherwise satisfy the loan.

The remaining non-impaired loans are grouped by loan type (e.g., commercial real estate, commercial, residential mortgage, consumer). We assign each loan type an allowance factor based on the historical loss rate for that type of loan and an evaluation of the qualitative factors mentioned above to determine a general allowance. We assign classified loans (i.e., special mention, substandard, doubtful, loss) a higher allowance factor than non-classified loans within a particular loan type based on our concerns regarding collectability. Our allowance factors increase with the severity of classification. Allowance factors used for unclassified loans are based on our analysis of charge-off history for relevant periods of time which can vary depending on economic conditions, and our judgment based on the overall analysis of the lending environment including the general economic conditions.  Our analysis of charge-off history also considers economic cycles and the trends during those cycles.  We may occasionally determine that certain groups of loans require no allowance for losses based on characteristics of those loans as a group, such as purchased loans that are initially recorded at fair value or loans that are guaranteed by U.S. government agencies.  Purchased loans other than PCI loans are evaluated in the manner described above, and an allowance is recorded to the extent that the recorded investment in such loans exceeds their outstanding principal net of the required allowance for loan losses. PPP loans require no allowance based on the explicit guarantee of the SBA.  The allowance for loan losses is the aggregate of specific allowances and the general allowance for each portfolio type.

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

Allowance for Loan Losses Methodology – Consumer Finance. The consumer finance segment’s loans consist of automobile loans and marine and RV loans. These loans carry risks associated with (1) the continued credit-worthiness of borrowers and (2) the value of rapidly-depreciating collateral. These loans do not lend themselves to a classification process because of the short duration of time between default, repossession and charge-off. Therefore, the loan loss allowance review process generally focuses on an analysis of charge-off history for relevant periods of time, which can vary depending on economic conditions.  Further consideration is given to the following factors:

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

Loans are grouped by loan type (e.g., automobile loans and marine and RV loans). We assign each loan type an allowance factor based on the historical loss rate for that type of loan and an evaluation of the qualitative factors mentioned above to determine a general allowance. Loans are further segregated between performing and nonperforming loans.  Performing loans are those that have made timely payments in accordance with the terms of the loan agreement and that are not past due 90 days or more.  Nonperforming loans are those that do not accrue interest and are greater than 90 days past due.

In accordance with its policies and guidelines and consistent with industry practices, C&F Finance, at times, offers payment deferrals, whereby the borrower is allowed to move up to two payments within a twelve-month rolling period to the end of the loan. A fee will be collected for extensions only in states that permit it. An account for which all delinquent payments are deferred is classified as current at the time the deferment is granted and therefore is not included as a delinquent account. Thereafter, such an account is aged based on the timely payment of future installments in the same manner as any other account. We evaluate the results of this deferment strategy based upon the amount of cash installments that are collected on accounts after they have been deferred versus the extent to which the collateral underlying the deferred accounts has depreciated over the same period of time. Based on this evaluation, we believe that payment deferrals granted according to our policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections. Payment deferrals may affect the ultimate timing of when an account is charged off. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio and therefore increase the allowance for loan losses and related provision for loan losses.

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The following table presents the Corporation’s loan loss experience for the periods indicated:

TABLE 10: Allowance for Loan Losses

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer[1]	Finance	Total
For the year ended December 31, 2020:
Balance at beginning of year	$2,080	$681	$7,121	$733	$465	$21,793	$32,873
Provision charged to operations	808	294	3,589	(47)	(34)	6,470	11,080
Loans charged off	(62)	—	(18)	—	(231)	(9,331)	(9,642)
Recoveries of loans previously charged off	88	—	4	1	171	4,581	4,845
Balance at end of year	$2,914	$975	$10,696	$687	$371	$23,513	$39,156

Average loans	$211,179	$62,572	$658,768	$52,617	$15,559	$307,991	$1,308,686
Ratio of net charge-offs (recoveries) to average loans	(0.01)%	—%	0.01%	(0.01)%	0.39%	1.54%	0.37%

For the year ended December 31, 2021:
Balance at beginning of year	$2,914	$975	$10,696	$687	$371	$23,513	$39,156
Provision charged to operations	(279)	(119)	385	(95)	(137)	820	575
Loans charged off	—	—	—	—	(184)	(4,381)	(4,565)
Recoveries of loans previously charged off	25	—	4	1	122	4,839	4,991
Balance at end of year	$2,660	$856	$11,085	$593	$172	$24,791	$40,157

Average loans	$215,745	$60,951	$717,717	$44,320	$8,842	$334,565	$1,382,140
Ratio of net charge-offs (recoveries) to average loans	(0.01)%	—%	(0.01)%	(0.01)%	0.70%	(0.14)%	(0.03)%

For the year ended December 31, 2022:
Balance at beginning of year	$2,660	$856	$11,085	$593	$172	$24,791	$40,157
Provision charged to operations	(54)	(68)	(534)	(98)	186	3,740	3,172
Loans charged off	(2)	—	(140)	—	(260)	(7,016)	(7,418)
Recoveries of loans previously charged off	18	—	20	2	113	4,454	4,607
Balance at end of year	$2,622	$788	$10,431	$497	$211	$25,969	$40,518

Average loans	$230,895	$75,605	$730,291	$41,299	$8,207	$431,470	$1,517,767
Ratio of net charge-offs (recoveries) to average loans	(0.01)%	—%	0.02%	—%	1.79%	0.59%	0.19%
[1]	Consumer loans includes provision, charge-offs and recoveries related to demand deposit overdrafts.

For further information regarding the adequacy of our allowance for loan losses, refer to “Nonperforming Assets” and the accompanying disclosure below within this Item 7.

The allocation of the allowance for loan losses at December 31 for the years indicated and the ratio of corresponding outstanding loan balances to total loans are as follows:

TABLE 11: Allocation of Allowance for Loan Losses

	December 31,	December 31,
(Dollars in thousands)	2022	2021
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,622	$2,660
Real estate—construction [1]	788	856
Commercial, financial and agricultural [2]	10,431	11,085
Equity lines	497	593
Consumer	211	172
Consumer finance[3]	25,969	24,791
Total allowance for loan losses	$40,518	$40,157
Ratio of loans to total period-end loans:
Real estate—residential mortgage	16%	15%
Real estate—construction [1]	4	4
Commercial, financial and agricultural [2]	48	51
Equity lines	2	3
Consumer	1	1
Consumer finance[3]	29	26
	100%	100%
1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.
3	Includes the Corporation’s automobile lending and marine and recreational vehicle lending.

Loans by credit quality indicators as of December 31, 2022 were as follows:

TABLE 12: Credit Quality Indicators

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$264,891	$518	$702	$156	$266,267
Real estate – construction [2]	59,675	—	—	—	59,675
Commercial, financial and agricultural [3]	776,387	738	5,856	—	782,981
Equity lines	43,147	40	5	108	43,300
Consumer	8,747	191	—	—	8,938
	$1,152,847	$1,487	$6,563	$264	$1,161,161

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance[4]	$473,632	$925	$474,557

1	At December 31, 2022, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.
4	Includes the Corporation’s automobile lending and marine and recreational vehicle lending.

Loans by credit quality indicators as of December 31, 2021 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$215,432	$664	$605	$315	$217,016
Real estate – construction [2]	57,495	—	—	—	57,495
Commercial, financial and agricultural [3]	707,633	1,989	5,986	2,122	717,730
Equity lines	41,013	47	181	104	41,345
Consumer	8,276	—	1	3	8,280
	$1,029,849	$2,700	$6,773	$2,544	$1,041,866

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance[4]	$367,814	$380	$368,194

1	At December 31, 2021, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.
4	Includes the Corporation’s automobile lending and marine and recreational vehicle lending.

The decrease in non-pass rated loans at December 31, 2022 compared to December 31, 2021 were due primarily to the resolution of certain impaired loans.

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

Assets acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of like properties, length of time the properties have been held, and our ability and intention with regard to continued ownership of the properties. We may incur additional write-downs of foreclosed assets to fair value less estimated costs to sell if valuations indicate a further deterioration in market conditions. Revenue and expenses from operations and changes in the property valuations are included in net expenses from foreclosed assets and improvements are capitalized.

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

Table 13 summarizes the Corporation’s credit ratios on a consolidated basis as of December 31, 2022 and 2021.

TABLE 13: Consolidated Credit Ratios

	December 31,
(Dollars in thousands)	2022	2021
Total loans[1]	$1,635,718	$1,410,060
Nonaccrual loans	$1,189	$2,924
Allowance for loan losses (ALL)	$40,518	$40,157
Nonaccrual loans to total loans	0.07%	0.21%
ALL to total loans	2.48%	2.85%
ALL to nonaccrual loans	3,407.74%	1,373.36%
1	Total loans does not include loans held for sale at the mortgage banking segment.

Table 14 summarizes nonperforming assets by principal business segment as of the dates indicated.

TABLE 14: Nonperforming Assets

Community Banking Segment

	December 31,
(Dollars in thousands)	2022	2021
Loans, excluding purchased loans and PPP loans	$1,121,124	$954,262
Purchased performing loans[1]	37,412	56,798
Purchased credit impaired loans[1]	1,455	3,655
PPP loans[2]	463	17,762
Total loans	$1,160,454	$1,032,477

Nonaccrual loans	$115	$2,359
OREO	$—	$835
Impaired loans[3]	$823	$5,058

ALL	$14,513	$14,803
Nonaccrual loans to total loans	0.01%	0.23%
ALL to total loans	1.25%	1.43%
ALL to nonaccrual loans	12,620.00%	627.51%
ALL to total loans, excluding purchased credit impaired loans[4]	1.25%	1.44%
ALL to total loans, excluding purchased loans and PPP loans	1.29%	1.55%
Net charge-offs to average total loans	0.02%	0.01%
1	Acquired loans are tracked in two separate categories – “purchased performing” and “purchased credit impaired.” The remaining discount for the purchased performing loans was $745,000 at December 31, 2022 and $1.1 million at December 31, 2021. The remaining discount for the purchased credit impaired loans was $3.1 million at December 31, 2022 and $4.7 million at December 31, 2021.
2	The principal amount of outstanding PPP loans was $463,000 at December 31, 2022 and $18.4 million at December 31, 2021.
3	Impaired loans includes no loans on nonaccrual at December 31, 2022 and $2.2 million of loans on nonaccrual at December 31, 2021. Impaired loans also includes $823,000 and $2.7 million of TDRs at December 31, 2022 and 2021, respectively, of which $823,000 and $2.6 million, respectively, are accruing.
4	The ratio of ALL to total loans, excluding purchased credit impaired loans, includes purchased performing loans and loans originated under the PPP for which no allowance for loan losses is required.

Mortgage Banking Segment

	December 31,
(Dollars in thousands)	2022	2021
Total loans[1]	$707	$9,389
Nonaccrual loans	$149	$185
Impaired loans	$—	$150
ALL	$36	$563
Nonaccrual loans to total loans	21.07%	1.97%
ALL to total loans	5.09%	6.00%
ALL to nonaccrual loans	24.16%	304.32%
Net charge-offs to average total loans	-%	-%
1	Total loans does not include loans held for sale at the mortgage banking segment.

Consumer Finance Segment

	December 31,
(Dollars in thousands)	2022	2021
Total loans	$474,557	$368,194
Nonaccrual loans	$925	$380
Repossessed assets	$352	$190
ALL	$25,969	$24,791
Nonaccrual loans to total loans	0.19%	0.10%
ALL to total loans	5.47%	6.73%
ALL to nonaccrual loans	2,807.46%	6,523.95%
Net charge-offs (recoveries) to average total loans	0.59%	(0.14)%

Table 15 presents the changes in the OREO balance for 2022 and 2021.

TABLE 15: OREO Changes

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Balance at the beginning of year, gross	$835	$1,114
Additions	423	—
Charge-offs	—	(54)
Sales proceeds	(1,547)	(462)
Gain on disposition	289	237
Balance at the end of year, gross	—	835
Less valuation allowance	—	—
Balance at the end of year, net	$—	$835

Nonperforming assets of the community banking segment totaled $115,000 at December 31, 2022, compared to $3.2 million at December 31, 2021. Nonperforming assets included $115,000 in nonaccrual loans at December 31, 2022 compared to $2.4 million at December 31, 2021, and included no other real estate owned at December 31, 2022, compared to $835,000 at December 31, 2021. The decrease in nonaccrual loans at December 31, 2022 as compared to December 31, 2021 was primarily due to the resolution of certain impaired loans during 2022.  If interest on loans on nonaccrual at December 31, 2022 had been recognized throughout the year, the community banking segment would have recorded additional gross interest income in 2022 of $19,000.

The allowance for loan losses as a percentage of total loans at the community banking segment, excluding PCI loans, decreased to 1.25 percent at December 31, 2022, compared to 1.44 percent at December 31, 2021. The allowance for loan losses as a percentage of total loans excluding all purchased loans and loans originated under the PPP was 1.29 percent at December 31, 2022, compared to 1.55 percent at December 31, 2021.  The community banking segment recorded a net reversal of provision for loan losses of $600,000 in 2022 as compared to a net reversal of provision for loan losses of $200,000 in 2021. At December 31, 2022, the allowance for loan losses decreased to $14.5 million, compared to $14.8 million at December 31, 2021.  Decreases in the allowance for loan losses during 2022 related to the resolution of certain impaired loans and continued strong credit quality of the loan portfolio, which were partially offset by provision related to growth in the loan portfolio. Management believes that the level of the allowance for loan losses is sufficient to absorb losses inherent in the portfolio.

Nonaccrual loans at the consumer finance segment increased to $925,000 at December 31, 2022 from $380,000 at December 31, 2021. Nonaccrual consumer finance loans remain low relative to the allowance for loan losses and the total consumer finance loan portfolio as the consumer finance segment generally initiates repossession of loan collateral once a loan becomes more than 60 days delinquent. Repossessed vehicles of the consumer finance segment are classified as other assets and consist only of vehicles the Corporation has the legal right to sell.  Prior to the reclassification from loans to repossessed vehicles, the difference between the carrying amount of each loan and the fair value of each vehicle (i.e. the deficiency) is charged against the allowance for loan losses.  At December 31, 2022, repossessed vehicles at fair value less estimated costs to sell included in other assets totaled $352,000, compared to $190,000 at December 31, 2021.  If interest on loans on nonaccrual at December 31, 2022 had been recognized throughout the year, the consumer finance segment would have recorded additional gross interest income in 2022 of $10,000.

The consumer finance segment’s allowance for loan losses increased by $1.2 million to $26.0 million at December 31, 2022 from $24.8 million at December 31, 2021. The allowance for loan losses as a percentage of loans decreased to 5.47 percent at December 31, 2022, compared to 6.73 percent at December 31, 2021 due primarily to a continued composition shift in the portfolio towards loans with higher credit quality at origination and improved economic conditions.  Total delinquent loans, which does not include loans that have been granted a payment deferral, as a percentage of total loans increased to 2.78 percent at December 31, 2022 compared to 2.16 percent at December 31, 2021. The consumer finance segment experienced net charge-offs for the year ended December 31, 2022 of 0.59 percent of average total loans, compared to net recoveries for the year ended December 31, 2021 of 0.14 percent of average total loans, as government stimulus measures in response to the pandemic that benefitted borrowers had a decreased effect in 2022, the wholesale value of used automobiles declined from a recent peak during the COVID-19 pandemic, and challenges in repossessing automobiles increased due to a decline in the number of repossession agencies.  Although charge-offs began to rise during 2022, charge-offs in both 2022 and 2021 were lower than historical levels for the consumer finance segment, due to strong loan performance and a strong market for used automobiles, which helped drive higher sales prices on repossessed automobiles and mitigated losses on defaulted auto loans. Despite some weakening in 2022, the consumer finance segment has experienced loan performance since 2020 that has been consistently stronger than periods prior to the onset of the COVID-19 pandemic, resulting in part from the consumer finance segment’s strategic decision to purchase higher quality loans, and in part from the impact of government stimulus measures.  The consumer finance segment recorded provision for loan losses of $3.7 million for the year ended December 31, 2022 and $820,000 for the year ended December 31, 2021, as a result of significant loan growth in 2022, partially offset by lower required reserves resulting from strong loan performance.  Management believes that the level of the allowance for loan losses is sufficient to absorb losses inherent in the portfolio. If loan performance deteriorates resulting in elevated delinquencies or net charge-offs, provision for loan losses may increase in future periods.  In addition, provision for loan losses may be higher in future periods if net charge-offs increase, including due to lower recoveries from sales of used automobiles if prices decline.

As previously described, the consumer finance segment, at times, offers payment deferrals as a management technique to achieve higher ultimate cash collections on select loan accounts. Payment deferrals may affect the ultimate timing of when an account is charged off. A significant reliance on deferrals as a means of managing collections may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio.  The average amounts deferred on a monthly basis during 2022 were 1.63 percent of average automobile loans outstanding, compared to 1.24 percent during 2021 and 2.93 percent during 2020. Payment deferrals increased for 2020 as the COVID-19 pandemic affected the ability of some borrowers to make timely payment but were lower in 2021 and 2022.

The consumer finance segment is an indirect lender that provides automobile financing through lending programs that are designed to serve customers in both the prime and “non-prime” markets, including those who may have limited access to traditional automobile financing due to having experienced prior credit difficulties. The preferred automobile is a later model, low mileage used vehicle because the value of new vehicles typically depreciates rapidly. In addition to automobile financing, marine and RV loan contracts are also purchased on an indirect basis through a referral program administered by a third party. The marine and RV loan contracts are for prime loans averaging less than $50,000 made to individuals with higher credit scores.

The consumer finance segment’s focus has included non-prime borrowers and, therefore, the anticipated rates of delinquencies, defaults, repossessions and losses on the consumer finance loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by changes in general economic conditions. Changes in economic conditions may also affect consumer demand for used automobiles and values of automobiles securing outstanding loans, due to changes in demand or changes in levels of inventory of used automobiles, which may directly affect the amount of a loss incurred by the consumer finance segment in the event of default. While we manage the higher risk inherent in loans made to non-prime borrowers through the underwriting criteria, portfolio management and collection methods employed by the consumer finance segment, we cannot guarantee that these criteria or methods will afford adequate protection against these risks. Beginning in 2016 with the consumer finance segment’s implementation of a scorecard model for purchasing loan contracts, the credit-worthiness of borrowers at origination has improved for automobile loans purchased and the level of credit losses experienced has decreased. We cannot provide any assurance that the consumer finance segment’s net charge-off ratio will not increase in future periods.  However, we believe that the current allowance for loan losses is adequate to absorb probable losses that have been incurred on existing consumer finance segment loans that may become uncollectible. If factors influencing the consumer finance segment result in higher net charge-off ratios in future periods, the consumer finance segment may need to increase the level of its allowance for loan losses through additional provisions for loan losses, which could negatively affect future earnings of the consumer finance segment.

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

Impaired loans, which included TDRs of $823,000, and the related allowance at December 31, 2022, were as follows:

TABLE 16: Impaired Loans

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$797	$36	$761	$51	$806	$35
Equity lines	26	26	—	—	28	2
Total	$823	$62	$761	$51	$834	$37

Impaired loans, which included TDRs of $3.6 million, and the related allowance at December 31, 2021, were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$1,689	$550	$1,035	$63	$1,560	$64
Commercial, financial and agricultural:
Commercial real estate lending	1,389	—	1,390	103	1,393	72
Commercial business lending	2,234	—	2,123	489	2,257	—
Equity lines	118	110	—	—	119	4
Total	$5,430	$660	$4,548	$655	$5,329	$140

TDRs at December 31, 2022 and 2021 were as follows:

TABLE 17: Troubled Debt Restructurings

	December 31,	December 31,
(Dollars in thousands)	2022	2021
Accruing TDRs	$823	$2,575
Nonaccrual TDRs[1]	—	115
Total TDRs[2]	$823	$2,690

1	Included in nonaccrual loans in Table 14: Nonperforming Assets.
2	Included in impaired loans in Table 14: Nonperforming Assets and Table 16: Impaired Loans.

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

At December 31, 2022, the Corporation had total assets of $2.33 billion compared to $2.26 billion at December 31, 2021. The increase was attributable primarily to increases in loans held for investment and available for sale securities, partially offset by a decrease in interest-bearing deposits in other banks and loans held for sale and was funded by growth in money market, savings and demand deposits. The significant components of the Corporation’s Consolidated Balance Sheets are discussed below.

LOAN PORTFOLIO

General

Through the community banking segment, we engage in a wide range of lending activities, which include the origination, primarily in the community banking segment’s market area, of (1) one-to-four family and multi-family residential mortgage loans, (2) commercial real estate loans, (3) construction loans, (4) land acquisition and development loans, (5) consumer loans and (6) commercial business loans. We engage in automobile and marine and RV lending through the consumer finance segment and in residential mortgage lending through the mortgage banking segment with the majority of the loans originated through the mortgage banking segment sold to third-party investors. At December 31, 2022, the Corporation’s loans held for investment in all categories, net of the allowance for loan losses, totaled $1.60 billion and loans held for sale had a fair value of $14.3 million.

Tables 18 and 19 present information pertaining to the composition of loans held for investment and the maturity/repricing of certain loans held for investment, respectively.

TABLE 18: Summary of Loans Held for Investment

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate—residential mortgage	$266,267	16%	$217,016	15
Real estate—construction [1]	59,675	4	57,495	4
Commercial, financial, and agricultural [2]	782,981	48	717,730	51
Equity lines	43,300	2	41,345	3
Consumer	8,938	1	8,280	1
Consumer finance[3]	474,557	29	368,194	26
Total loans	1,635,718	100%	1,410,060	100%
Less allowance for loan losses	(40,518)		(40,157)
Total loans, net	$1,595,200		$1,369,903

1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending (which includes loans originated under the PPP of $463,000 and $17.8 million at December 31, 2022 and 2021, respectively). Other commercial, financial and agricultural loans were $782.5 million and $699.9 million at December 31, 2022 and 2021, respectively.
3	Includes the Corporation’s automobile lending and marine and recreational vehicle lending.

The increase in total loans from December 31, 2021 to December 31, 2022 was due primarily to growth in automobile loans and marine and recreational vehicle loans at the consumer finance segment and commercial real estate and residential mortgage lending at the community banking segment, partially offset by repayment of PPP loans.

TABLE 19: Maturity/Repricing Schedule of Loans Held for Investment

	December 31, 2022
	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Variable Rate:
Within 1 year	$762	$32,623	$214,327	$43,300	$54	$—	$291,066
1 to 5 years	1,766	—	69,845	—	—	—	71,611
5 to 15 years	64	—	23,053	—	—	—	23,117
After 15 years	—	—	—	—	—	—	—
Fixed Rate:
Within 1 year	$5,208	$19,546	$29,528	$—	$1,971	$5,678	$61,931
1 to 5 years	31,184	3,992	195,990	—	5,381	178,011	414,558
5 to 15 years	183,087	3,514	239,877	—	1,532	290,868	718,878
After 15 years	44,196	—	10,361	—	—	—	54,557

	$266,267	$59,675	$782,981	$43,300	$8,938	$474,557	$1,635,718

Beginning in April 2020, the community banking segment originated loans under the PPP which are guaranteed by the SBA.  As repayment of PPP loans is guaranteed by the SBA, the community banking segment does not recognize a reserve for PPP loans in its allowance for loan losses.  Table 20 presents the outstanding principal of loans originated under the PPP as of December 31, 2022 and 2021.

TABLE 20: Paycheck Protection Program Loans

	December 31,	December 31,
(Dollars in thousands)	2022	2021
Outstanding principal	$463	$18,441
Unrecognized deferred fees, net	—	(679)
	$463	$17,762

Total loans at December 31, 2022 and 2021 included loans purchased in connection with the Corporation’s acquisitions. These loans were recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses. The following tables present the outstanding principal balance and the carrying amount of purchased loans that are included in the Corporation’s Consolidated Balance Sheets at December 31, 2022 and 2021.

TABLE 21: PCI and Purchased Performing Loans

	December 31, 2022
	Purchased
	Credit	Purchased
(Dollars in thousands)	Impaired	Performing	Total
Outstanding principal balance	$4,522	$38,157	$42,679
Carrying amount
Real estate – residential mortgage	$300	$8,587	$8,887
Real estate – construction	—	—	—
Commercial, financial and agricultural	1,114	23,023	24,137
Equity lines	15	5,047	5,062
Consumer	26	755	781
Total acquired loans	$1,455	$37,412	$38,867

	December 31, 2021
	Purchased
	Credit	Purchased
(Dollars in thousands)	Impaired	Performing	Total
Outstanding principal balance	$8,350	$57,862	$66,212
Carrying amount
Real estate – residential mortgage	$817	$9,997	$10,814
Real estate – construction	—	1,356	1,356
Commercial, financial and agricultural	2,753	37,313	40,066
Equity lines	38	6,919	6,957
Consumer	47	1,213	1,260
Total acquired loans	$3,655	$56,798	$60,453

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

Residential Mortgage Lending – Held for Investment

The community banking segment originates residential mortgage loans secured by first and second liens on properties located in its primary market areas in eastern and central Virginia. The Bank offers various types of residential first mortgage loans in addition to traditional long-term, fixed-rate loans. The majority of such loans include 10, 15 and 30 year amortizing mortgage loans with fixed rates of interest. Second mortgage loans are offered with fixed and adjustable rates. Second mortgage loans are granted for a fixed period of time, usually between 5 and 15 years.  Additionally, the community banking segment purchases residential mortgage loans from the mortgage banking segment under terms and conditions similar to third-party investors.

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

Commercial Real Estate Lending

The community banking segment’s commercial real estate loans are primarily secured by the value of real property. The proceeds of commercial real estate loans are generally used by the borrower to finance or refinance the cost of acquiring and/or improving a commercial property. The properties that typically secure these loans are office and warehouse facilities, hotels, apartment complexes, retail facilities, restaurants and other commercial properties. Commercial real estate loans may be made to borrowers who will occupy or use the financed property in connection with their normal business operations or to borrowers who will use the subject property to generate rental income. Loans secured by non-owner-occupied properties are made when: (1) the borrower is in strong financial condition and presents a substantial business opportunity for the Corporation and (2) the borrower has substantially pre-leased the property to high-caliber tenants.

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

We underwrite and process land acquisition and development loans in much the same manner as commercial construction loans and commercial real estate loans. For land acquisition and development loans, we use lower loan-to-

value ratios, which are a maximum of 65 percent for raw land, 75 percent for land development and improved lots and 80 percent of the discounted appraised value of the property as determined in accordance with the appraisal policies for developed lots for single-family or townhouse construction. We can waive the maximum loan-to-value ratio for particularly strong borrowers on an exception basis. The term of land acquisition and development loans ranges from a maximum of two years for loans relating to the acquisition of unimproved land to, generally, a maximum of three years for other types of projects. All land acquisition and development loans generally are further secured by one or more personal guarantees. Because these loans are usually larger in amount and involve more risk than consumer lot loans, we carefully evaluate the borrower’s assumptions and projections about market conditions and absorption rates in the community in which the property is located and the borrower’s ability to carry the loan if the borrower’s assumptions prove inaccurate.

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

Indirect Automobile Lending

The consumer finance segment has an extensive automobile dealer network through which it purchases installment contracts throughout its markets. Credit approval is centralized, which along with the application processing system, ensures that contract purchase decisions comply with the consumer finance segment’s underwriting policies and procedures.

Finance contract application packages completed by prospective borrowers are submitted by the automobile dealers electronically through a third-party online automotive sales and finance platform to the consumer finance segment’s automated origination and application system, which processes the credit bureau report, generates all relevant loan calculations and displays the requested contract structure. Consumer finance segment personnel with credit authority review the transaction and determine whether to approve or deny the purchase of the contract. The purchase decision is based primarily on the applicant’s credit history with emphasis on prior auto loan history, current employment status, income, collateral type and mileage, and the loan-to-value ratio.

The consumer finance segment’s underwriting and collateral guidelines form the basis for the purchase decision. Exceptions to credit policies and authorities must be approved by a designated credit officer. The consumer finance segment’s automobile customers may have experienced prior credit difficulties. Because the consumer finance segment serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, we expect the consumer finance segment to sustain a higher level of credit losses in the automobile portfolio than traditional financing sources. However, the consumer finance segment generally purchases these contracts with interest at higher rates than those charged by traditional financing sources. These higher rates should more than offset the increase in the provision for loan losses for this segment of the Corporation’s loan portfolio. In limited circumstances, the consumer finance segment purchases loans that include third-party credit enhancements that limit the consumer finance segment’s exposure to credit losses on those loans.  Beginning in 2016 with the consumer finance segment’s implementation of a scorecard model for purchasing loan contracts, the credit-worthiness of borrowers at origination has improved for automobile loans purchased by the consumer finance segment and both the interest rates charged and level of credit losses experienced have decreased.

Certain automobile loans are purchased simultaneously with entering into a contract that provides partial protection against loan losses through an embedded credit enhancement. For these loans, C&F Finance recognizes the cost of the credit enhancement as an adjustment of yield on loans, and, in the event of default, any claims against the credit protection reduce the amount of loss recognized by C&F Finance.  The allowance for loan losses includes an estimate of losses incurred on loans subject to these credit enhancements, but does not include the portion of the loss that would be borne by C&F Finance's credit protection counterparty

Loans associated with indirect automobile lending are included in the consumer finance category in Table 18: Summary of Loans Held for Investment.

Indirect Marine and Recreational Vehicle Lending

In addition to purchasing automobile contracts through a dealer network, the consumer finance segment began purchasing marine and RV contracts, also on an indirect basis, through a third party provider in 2018.  While the approval process is generally the same as the indirect automobile approval process described above, borrowers on marine and RV contracts purchased by the consumer finance segment have typically not had prior credit issues and these contracts are considered prime.  The rates charged on these loans are significantly less than the automobile portfolio with a much lower expected level of credit losses.

Loans associated with indirect marine and recreational vehicle lending are included in the consumer finance category in Table 18: Summary of Loans Held for Investment.

SECURITIES

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value.  At December 31, 2022 and 2021, all securities in the Corporation’s investment portfolio were classified as available for sale.

Table 22 sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 22: Securities Available for Sale

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. Treasury securities	$58,833	11%	$—	—%
U.S. government agencies and corporations	130,274	26	68,285	18
Mortgage-backed securities	179,918	35	190,349	51
Obligations of states and political subdivisions	120,827	24	92,666	25
Corporate and other debt securities	22,739	4	21,773	6
Total available for sale securities at fair value	$512,591	100%	$373,073	100%

Securities available for sale increased by $139.5 million to $512.6 million at December 31, 2022, compared to $373.1 million at December 31, 2021, due primarily to purchases of U.S. Treasury, U.S. government agencies and corporations and obligations of states and political subdivisions, in order to utilize excess liquidity by investing in debt securities rather than holding excess cash reserves. Net unrealized losses on the market value of securities available for sale were $44.5 million at December 31, 2022 and net unrealized gains on the market value of securities available for sale were $553,000 at December 31, 2021.  The decline in market value of securities available for sale during 2022 was primarily a result of increases in market interest rates.

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

TABLE 23: Maturity of Securities

	December 31, 2022
		Weighted
	Amortized	Average
(Dollars in thousands)	Cost	Yield [1]
U.S. Treasury securities:
Maturing within 1 year	$15,351	2.32%
Maturing after 1 year, but within 5 years	45,535	2.09
Total U.S. Treasury securities	60,886	2.15
U.S. government agencies and corporations:
Maturing within 1 year	82,190	2.23
Maturing after 1 year, but within 5 years	43,512	1.93
Maturing after 5 years, but within 10 years	17,539	1.49
Total U.S. government agencies and corporations	143,241	2.05
Mortgage-backed securities:
Maturing within 1 year	367	1.90
Maturing after 1 year, but within 5 years	110,039	1.86
Maturing after 5 years, but within 10 years	86,875	1.64
Maturing after 10 years	3,112	4.77
Total mortgage-backed securities	200,393	1.81
States and municipals:[1]
Maturing within 1 year	20,661	3.35
Maturing after 1 year, but within 5 years	56,266	2.53
Maturing after 5 years, but within 10 years	45,600	3.21
Maturing after 10 years	4,789	4.11
Total states and municipals	127,317	2.97
Corporate and other debt securities:
Maturing within 1 year	2,020	2.67
Maturing after 1 year, but within 5 years	21,271	3.45
Maturing after 5 years, but within 10 years	2,000	4.03
Total corporate and other debt securities	25,291	3.43
Total securities:
Maturing within 1 year	120,590	2.44
Maturing after 1 year, but within 5 years	276,622	2.17
Maturing after 5 years, but within 10 years	152,015	2.12
Maturing after 10 years	7,901	4.37
Total securities	$557,128	2.25
1.	Yields on tax-exempt securities have been computed on a taxable-equivalent basis using the federal corporate income tax rate of 21 percent. The weighted average yield is calculated based on the relative amortized costs of the securities.

DEPOSITS

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts, and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the year ended December 31, 2022, deposits increased $89.2 million to $2.00 billion at December 31, 2022, compared to $1.91 billion at December 31, 2021. Demand and savings deposits increased $133.7 million and time deposits decreased $44.4 million during the same period.  This increase in demand and savings deposits was due in part to a shift in balances from time deposits toward lower-cost savings, money market and demand deposits.  Deposits as of December 31, 2022 decreased $15.8 million compared to September 30, 2022, which is consistent with changes in deposit balances experienced by many regional and community banks in the latter part of 2022.

The Corporation had $5,000 in brokered money market deposits outstanding at both December 31, 2022 and December 31, 2021. The source of these brokered deposits is uninvested cash balances held in third-party brokerage sweep accounts. The Corporation can access brokered deposits as a means of diversifying liquidity sources, if needed.

Table 24 presents the average deposit balances and average rates paid for the years 2022, 2021 and 2020.

TABLE 24: Average Deposits and Rates Paid

	Year Ended December 31,
	2022		2021		2020
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$624,581		$556,801		$431,789
Interest-bearing transaction accounts	350,996	0.30%	303,368	0.16%	260,478	0.21%
Money market deposit accounts	390,235	0.27	318,537	0.25	260,342	0.37
Savings accounts	231,317	0.05	208,506	0.06	163,763	0.07
Certificates of deposit	392,579	0.76	448,922	0.90	490,301	1.64
Total interest-bearing deposits	1,365,127	0.38	1,279,333	0.42	1,174,884	0.82
Total deposits	$1,989,708		$1,836,134		$1,606,673

As of December 31, 2022 and 2021, the estimated amounts of total uninsured deposits were $636.5 million and $573.5 million, respectively.  Table 25 details maturities of the estimated amount of uninsured time deposits at December 31, 2022.  The estimate of uninsured deposits generally represents the portion of deposit accounts that exceed the FDIC insurance limit of $250,000 and is calculated based on the same methodologies and assumptions used for purposes of the Bank’s regulatory reporting requirements.

TABLE 25: Maturities of Uninsured Time Deposits

(Dollars in thousands)	December 31, 2022
3 months or less	$15,233
3-6 months	8,697
6-12 months	43,037
Over 12 months	41,175
Total	$108,142

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

Borrowings increased to $92.1 million at December 31, 2022 from $90.5 million at December 31, 2021 due primarily to short-term borrowings from the Federal Reserve Bank.

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The total amount of unused loan commitments at the Bank was $394.8 million at December 31, 2022, and $305.4 million at December 31, 2021.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit was $16.3 million at December 31, 2022 and $15.1 million at December 31, 2021.

The mortgage banking segment sells substantially all of the residential mortgage loans it originates to third-party investors. As is customary in the industry, the agreements with these investors require the mortgage banking segment to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the investors are entitled to make loss claims and repurchase requests of the mortgage banking segment for loans that contain covered deficiencies. The mortgage banking segment has obtained early payment default recourse waivers for a significant portion of its business. Recourse periods for early payment default for the remaining investors vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. The mortgage banking segment maintains an allowance for indemnifications that represents management’s estimate of losses that are probable of arising under these recourse provisions. As performance data for loans that have been sold is not made available to the mortgage banking segment by the investors, the estimate of potential losses is inherently subjective and is based on historical indemnification payments and management’s assessment of current conditions that may contribute to indemnified losses on mortgage loans that have been sold in the secondary market, including the volume of loans sold, historical experience, current economic conditions, changes in operational and compliance processes, and information provided by investors. During the years ended December 31, 2022 and 2021, the Corporation reversed $858,000 and $104,000, respectively, of provision for indemnifications, as economic conditions, and particularly values of residential real estate, have improved, and, during the year ended December 31, 2020, the Corporation recorded provision for indemnifications of $881,000 due to a high volume of mortgage loan originations coupled with deterioration in economic conditions. The balance of the allowance at December 31, 2022 and 2021 was $2.4 million and $3.3 million, respectively.  Actual indemnification payments may differ materially from management’s estimates, which may result in additional provision for indemnification losses in future periods. There were no payments made in 2022, 2021 or 2020.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, totaled $325.7 million at December 31, 2022. The Corporation’s funding sources, including capacity, amount outstanding and amount available at December 31, 2022 are presented in Table 26.

TABLE 26: Funding Sources

	December 31, 2022
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$95,000	$—	$95,000
Repurchase lines of credit	35,000	—	35,000
Borrowings from FHLB	203,039	—	203,039
Borrowings from Federal Reserve Bank	101,680	2,111	99,569
Total	$434,719	$2,111	$432,608

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

Time deposits, maturing in less than a year, totaled $251.0 million at December 31, 2022; time deposits, maturing in more than one year, totaled $130.3 million.

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

CAPITAL RESOURCES

Total equity was $196.2 million as of December 31, 2022, compared with $211.0 million as of December 31, 2021. During 2022, the Corporation declared common stock dividends of $1.64 per share, compared to $1.58 per share declared in 2021 and $1.52 per share declared in 2020.

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

At December 31, 2022 and 2021, the Corporation’s CET1 to total risk-weighted assets ratio was 11.4 percent and 11.5 percent, respectively; the Corporation’s Tier 1 capital to risk-weighted assets ratio was 12.8 percent and 13.0 percent, respectively; the Corporation’s total capital to risk-weighted assets ratio was 15.4 percent and 15.8 percent, respectively; and the Corporation’s Tier 1 leverage ratio was 9.9 percent and 9.7 percent, respectively. These ratios include $25.0 million of trust preferred capital securities in tier 1 capital of the Corporation and $24.0 million of subordinated notes in Tier 2 capital. Additionally, all applicable regulatory capital ratios of C&F Bank were in excess of mandated minimum requirements at December 31, 2022 and 2021.

In addition to the regulatory risk-based capital requirements, the Bank must maintain a capital conservation buffer of additional capital of 2.5 percent of risk-weighted assets as required by the Basel III Final Rule. Including the capital conservation buffer, the minimum ratios are a common equity Tier I risk-based capital ratio of 7.0 percent, a Tier I risk-based capital ratio of 8.5 percent and a total risk-based capital ratio of 10.5 percent.  The Corporation and the Bank exceeded these ratios at December 31, 2022 and 2021.

The Corporation's capital resources are impacted by its share repurchase programs.  During the year ended December 31, 2022, the Corporation repurchased $4.5 million of its common stock under the 2021 Repurchase Program, which expired November 30, 2022.  Under the 2022 Repurchase Program, which was authorized by the Corporation's Board of Directors during the fourth quarter of 2022, the Corporation is authorized to purchase up to $10.0 million of the Corporation’s common stock. Repurchases under the program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions, and there is no assurance that the Corporation will purchase any additional shares under the 2022 Repurchase Program. The 2022

Repurchase Program is authorized through December 31, 2023, and, as of December 31, 2022, there was $9.5 million remaining available for repurchases of the Corporation’s common stock under the 2022 Repurchase Program.

On January 1, 2023, we adopted Accounting Standards Codification (ASC) Topic 326, “Financial Instruments—Credit Losses” (ASC 326), which replaces existing accounting principles for the recognition of loan losses based on losses that have been incurred with a requirement to record an allowance for credit losses that represents expected credit losses over the lifetime of all loans in the Corporation’s portfolio. The adoption of ASC 326 will result in significant changes to the Corporation’s consolidated financial statements.  Regulatory capital rules permit C&F Bank to phase-in the day-one effects of adopting ASC 326 over a 3-year transition period.  C&F Bank expects not to take the phase-in but rather to reduce its regulatory capital in the first quarter of 2023 for the day-one effects of adopting ASC 326 in the reasonable range of $1 million to $3 million.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements affecting the Corporation are described in Item 8. “Financial Statements and Supplementary Data” under the heading “Note 1: Summary of Significant Accounting Policies-Recent Significant Accounting Pronouncements.”

USE OF CERTAIN NON-GAAP FINANCIAL MEASURES

The accounting and reporting policies of the Corporation conform to GAAP in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of the Corporation’s performance. These include adjusted net income for the Corporation and for the community banking segment, net tangible income attributable to the Corporation, adjusted net tangible income attributable to the Corporation, adjusted earnings per share, adjusted ROE, adjusted ROA, ROTCE, adjusted ROTCE, tangible book value per share and the following fully-taxable equivalent (FTE) measures:  interest income on loans-FTE, interest income on securities-FTE, total interest income-FTE and net interest income-FTE. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented.

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

TABLE 27: Non-GAAP Table

	For The Year Ended
	December 31,
(Dollars in thousands, except per share amounts)	2022	2021	2020
Adjusted Net Income and Adjusted Earnings Per Share
Net income, as reported	$29,369	$29,123	$22,424
Change in accounting policy election[1]	(2,151)	-	-
Branch consolidation[2]	(228)	(107)	222
Sale of PCI loans[3]	-	-	(2,756)
Early repayment charges[4]	-	-	1,735
Pension settlement accounting[5]	-	995	-
Merger related expenses[6]	-	-	1,132
Change in tax law	-	-	(326)
Adjusted net income	$26,990	$30,011	$22,431

Weighted average shares - basic and diluted	3,517,114	3,604,119	3,648,696

Earnings per share - basic and diluted, as reported	$8.29	$7.95	$6.06
Change in accounting policy election	(0.61)	-	-
Branch consolidation	(0.07)	(0.03)	0.06
Sale of PCI loans	-	-	(0.76)
Early repayment charges	-	-	0.48
Pension settlement accounting	-	0.28	-
Merger related expenses	-	-	0.31
Change in tax law	-	-	(0.09)
Adjusted earnings per share - basic and diluted	$7.61	$8.20	$6.06

Adjusted Net Income, Community Banking Segment
Net income, community banking segment, as reported	$24,374	$14,085	$6,147
Change in accounting policy election[1]	(2,151)	-	-
Branch consolidation[2]	(228)	(107)	222
Sale of PCI loans[3]	-	-	(2,756)
Early repayment charges[4]	-	-	1,735
Pension settlement accounting[5]	-	995	-
Merger related expenses[6]	-	-	1,032
Change in tax law	-	-	(326)
Adjusted net income, community banking segment	$21,995	$14,973	$6,054

________________________

1	A change in accounting policy election for certain equity investments, primarily consisting of equity interests in an independent insurance agency and a full service title and settlement agency, resulted in fair value adjustments in the fourth quarter of 2022, which resulted in the one-time recognition of additional other income of $2.2 million, net of related income taxes of $572,000.
2	Branch consolidation are gains recognized on the sale of former bank branch locations subsequent to consolidation into nearby branches and are net of related income taxes of $61,000 for the year ended December 31, 2022. Branch consolidation charges consist of income tax benefits of $107,000 for the year ended December 31, 2021. Branch consolidation charges are net of related income taxes of $59,000 for the year ended December 31, 2020.
3	Sale of PCI loans is net of related income taxes of $733,000 for the year ended December 31, 2020.
4	Early repayment charges are net of related income tax benefits of $462,000 for the year ended December 31, 2020.
5	Pension settlement expense is net of related income tax benefits of $265,000 for the year ended December 31, 2021.
6	Merger related expenses are net of related income tax benefits of $264,000 for the year ended December 31, 2020. Merger related expenses for the community banking segment are net of related income tax benefits of $264,000 for the year ended December 31, 2020.

TABLE 27: Non-GAAP Table

	For The Year Ended
	December 31,
(Dollars in thousands, except per share amounts)	2022	2021	2020
Adjusted ROE
Average total equity, as reported	$197,876	$197,204	$178,862

ROE, as reported	14.84%	14.77%	12.54%
Adjusted ROE	13.64%	15.22%	12.54%

Adjusted ROA
Average total assets, as reported	$2,319,683	$2,167,419	$1,966,299

ROA, as reported	1.27%	1.34%	1.14%
Adjusted ROA	1.16%	1.38%	1.14%

Return on Average Tangible Common Equity and
Adjusted Return on Average Tangible Common Equity
Average total equity, as reported	$197,876	$197,204	$178,862
Average goodwill	(25,191)	(25,191)	(25,096)
Average other intangible assets	(1,820)	(2,127)	(2,442)
Average noncontrolling interest	(737)	(907)	(767)
Average tangible common equity	$170,128	$168,979	$150,557

Net income	$29,369	$29,123	$22,424
Amortization of intangibles	298	314	331
Net income attributable to noncontrolling interest	(210)	(456)	(307)
Net tangible income attributable to C&F Financial Corporation	$29,457	$28,981	$22,448

Adjusted net income	$26,990	$30,011	$22,431
Amortization of intangibles	298	314	331
Net income attributable to noncontrolling interest	(210)	(456)	(307)
Adjusted net tangible income attributable to C&F Financial Corporation	$27,078	$29,869	$22,455

Return on average tangible common equity	17.31%	17.15%	14.91%
Adjusted return on average tangible common equity	15.92%	17.68%	14.91%

	For The Year Ended
(Dollars in thousands, except per share amounts)	December 31,
Fully Taxable Equivalent Net Interest Income	2022	2021	2020
Interest income on loans	$90,833	$88,118	$90,992
FTE adjustment	154	97	162
FTE interest income on loans	$90,987	$88,215	$91,154

Interest income on securities	$9,243	$5,356	$5,208
FTE adjustment	431	445	527
FTE interest income on securities	$9,674	$5,801	$5,735

Total interest income	$101,354	$93,728	$96,913
FTE adjustment	585	542	689
FTE interest income	$101,939	$94,270	$97,602

Net interest income	$93,464	$85,369	$83,531
FTE adjustment	585	542	689
FTE net interest income	$94,049	$85,911	$84,220

TABLE 27: Non-GAAP Table

(Dollars in thousands, except per share amounts)	December 31,
Tangible Book Value Per Share	2022	2021
Equity attributable to C&F Financial Corporation	$195,634	$210,318
Less goodwill	25,191	25,191
Less other intangible assets	1,679	1,977
Tangible equity attributable to C&F Financial Corporation	$168,764	$183,150

Shares outstanding	3,476,614	3,545,554

Book value per share	$56.27	$59.32
Tangible book value per share	$48.54	$51.66

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

The simulation analysis results are presented in the table below. These results, based on a measurement date balance sheet as of December 31, 2022, indicate that the Corporation would expect net interest income to decrease over the next twelve months 5.31 percent assuming an immediate downward shift in market interest rates of 200 basis points (BP) and to increase 2.37 percent if rates shifted upward to the same degree.

 One-Year Net Interest Income Simulation (dollars in thousands)

	Hypothetical Change in Net
	Interest Income
	Over the Next Twelve Months
	as of December 31,
	2022		2021
Assumed Market Interest Rate Shift	Dollars	Percentage	Dollars	Percentage
-200 BP shock	$(6,143)	(5.31)%	$(4,355)	(5.79)%
+200 BP shock	$2,747	2.37%	$5,635	7.50%

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

The EVE analysis results are presented in the table below. These results as of December 31, 2022 indicate that the EVE would decrease 9.79 percent assuming an immediate downward shift in market interest rates of 200 BP and would increase 4.19 percent if rates shifted upward to the same degree.

Static EVE Change (dollars in thousands)

	Hypothetical Change in EVE
	as of December 31,
	2022		2021
Assumed Market Interest Rate Shift	Dollars	Percentage	Dollars	Percentage
-200 BP shock	$(42,156)	(9.79)%	$(11,645)	(4.10)%
+200 BP shock	$18,038	4.19%	$1,921	0.68%

As of December 31, 2022 and 2021, in both the simulation analysis and the EVE analysis, net interest income over the next twelve months and EVE, respectively, increase in the event of an immediate upward shift in interest rates, and decrease in the event of an immediate downward shift in interest rates. As a result of modeled changes in interest rates, the Corporation’s assets would reprice more quickly than the Corporation’s borrowings and deposits primarily due to the shorter maturity or repricing dates of its interest-bearing deposits in other banks and its loan portfolio. The Corporation was less asset sensitive in both the simulation analysis and the EVE analysis as of December 31, 2022, as compared to December 31, 2021, due primarily to utilizing lower yielding cash to fund growth in higher yielding loans and securities.  In a falling rate environment, the analyses assume that rate-sensitive assets are repriced downward, subject to floors on certain loans, while certain deposit rates are not allowed to decrease below zero.

Certain shortcomings are inherent in the methodology used in the above interest rate risk analyses.  Modeling changes in forecasted cash flows and EVE requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates, and certain assumed scenarios may be impractical to model under different economic circumstances.  In particular, due to low market interest rates at December 31, 2021, it was not possible to calculate a market rate decrease of 200 BP for all financial instruments, because many market interest rates would fall below zero in that scenario, which is effectively not allowed in our methodology due to modeling constraints.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except per share amounts)	2022	2021
Assets
Cash and due from banks	$19,610	$19,692
Interest-bearing deposits in other banks	7,051	248,053
Total cash and cash equivalents	26,661	267,745
Securities—available for sale at fair value, amortized cost of $557,128 and $372,520, respectively	512,591	373,073
Loans held for sale, at fair value	14,259	82,295
Loans, net of allowance for loan losses of $40,518 and $40,157, respectively	1,595,200	1,369,903
Restricted stock, at cost	1,120	1,027
Corporate premises and equipment, net	43,849	44,799
Other real estate owned	—	835
Accrued interest receivable	8,982	6,810
Goodwill	25,191	25,191
Other intangible assets, net	1,679	1,977
Bank-owned life insurance	20,909	20,597
Net deferred tax asset	22,014	13,608
Other assets	59,862	56,661
Total assets	$2,332,317	$2,264,521

Liabilities
Deposits
Noninterest-bearing demand deposits	$605,210	$581,694
Savings and interest-bearing demand deposits	1,017,356	907,199
Time deposits	381,294	425,721
Total deposits	2,003,860	1,914,614
Short-term borrowings	36,592	34,735
Long-term borrowings	30,106	30,375
Trust preferred capital notes	25,386	25,351
Accrued interest payable	950	715
Other liabilities	39,190	47,707
Total liabilities	2,136,084	2,053,497

Commitments and contingent liabilities (Note 18)

Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,476,614 and 3,545,554 shares issued and outstanding, respectively, includes 145,677 and 140,577 of unvested shares, respectively)	3,331	3,405
Additional paid-in capital	12,047	15,189
Retained earnings	217,214	193,811
Accumulated other comprehensive loss, net	(36,958)	(2,087)
Equity attributable to C&F Financial Corporation	195,634	210,318
Noncontrolling interest	599	706
Total equity	196,233	211,024
Total liabilities and equity	$2,332,317	$2,264,521

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2022	2021	2020
Interest income
Interest and fees on loans	$90,833	$88,118	$90,992
Interest on interest-bearing deposits and federal funds sold	1,278	254	713
Interest and dividends on securities
U.S. treasury, government agencies and corporations	2,859	705	463
Mortgage-backed securities	3,178	1,972	2,109
Tax-exempt obligations of states and political subdivisions	1,623	1,678	1,984
Taxable obligations of states and political subdivisions	656	386	406
Corporate and other	927	615	246
Total interest income	101,354	93,728	96,913
Interest expense
Savings and interest-bearing deposits	2,228	1,409	1,614
Time deposits	2,996	4,028	8,020
Borrowings	1,502	1,771	2,592
Trust preferred capital notes	1,164	1,151	1,156
Total interest expense	7,890	8,359	13,382
Net interest income	93,464	85,369	83,531
Provision for loan losses	3,172	575	11,080
Net interest income after provision for loan losses	90,292	84,794	72,451
Noninterest income
Gains on sales of loans	7,498	22,279	29,224
Interchange income	6,030	5,740	4,768
Service charges on deposit accounts	4,306	3,718	3,357
Investment income in other equity interests	3,138	456	72
Mortgage banking fee income	2,931	6,482	7,713
Wealth management services income, net	2,442	2,761	2,618
Mortgage lender services income	1,667	2,492	2,176
Other service charges and fees	1,577	1,585	1,551
Net gains on sales, maturities and calls of available for sale securities	—	42	38
Other income (loss), net	(1,107)	3,608	3,090
Total noninterest income	28,482	49,163	54,607
Noninterest expenses
Salaries and employee benefits	47,867	58,581	57,668
Occupancy	8,564	8,859	8,639
Early debt repayment charges	—	—	2,197
Other	25,379	28,435	29,335
Total noninterest expenses	81,810	95,875	97,839
Income before income taxes	36,964	38,082	29,219
Income tax expense	7,595	8,959	6,795
Net income	29,369	29,123	$22,424
Less net income attributable to noncontrolling interest	210	456	307
Net income attributable to C&F Financial Corporation	$29,159	$28,667	$22,117
Net income per share - basic and diluted	$8.29	$7.95	$6.06

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Net income	$29,369	$29,123	$22,424
Other comprehensive (loss) income, net of tax:
Securities available for sale	(35,621)	(3,960)	2,837
Defined benefit plan	(1,181)	2,930	(1,245)
Cash flow hedges	1,931	898	(1,298)
Other comprehensive (loss) income, net of tax	(34,871)	(132)	294
Comprehensive (loss) income	(5,502)	28,991	22,718
Less comprehensive income attributable to noncontrolling interest	210	456	307
Comprehensive (loss) income attributable to C&F Financial Corporation	$(5,712)	$28,535	$22,411

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
(Dollars in thousands, except per share amounts)	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2019	$3,296	$9,503	$154,248	$(2,249)	481	$165,279
Comprehensive income:
Net income	—	—	22,117	—	307	22,424
Other comprehensive income	—	—	—	294	—	294
Share-based compensation	—	1,447	—	—	—	1,447
Restricted stock vested	30	(30)	—	—	—	—
Acquisition of Peoples Bankshares, Incorporated	210	11,402				11,612
Common stock issued	4	140	—	—	—	144
Common stock purchased	(26)	(1,035)	—	—	—	(1,061)
Cash dividends declared ($1.52 per share)	—	—	(5,546)	—	—	(5,546)
Distributions to noncontrolling interest	—	—	—	—	(122)	(122)
Balance December 31, 2020	3,514	21,427	170,819	(1,955)	666	194,471
Comprehensive income:
Net income	—	—	28,667	—	456	29,123
Other comprehensive loss	—	—	—	(132)	—	(132)
Share-based compensation	—	1,697	—	—	—	1,697
Restricted stock vested	51	(51)	—	—	—	—
Common stock issued	5	183	—	—	—	188
Common stock purchased	(165)	(8,067)	—	—	—	(8,232)
Cash dividends declared ($1.58 per share)	—	—	(5,675)	—	—	(5,675)
Distributions to noncontrolling interest	—	—	—	—	(416)	(416)
Balance December 31, 2021	$3,405	$15,189	$193,811	$(2,087)	$706	$211,024
Comprehensive loss:
Net income	—	—	29,159	—	210	29,369
Other comprehensive loss	—	—	—	(34,871)	—	(34,871)
Share-based compensation	—	1,973	—	—	—	1,973
Restricted stock vested	26	(26)	—	—	—	—
Common stock issued	4	180	—	—	—	184
Common stock purchased	(104)	(5,269)	—	—	—	(5,373)
Cash dividends declared ($1.64 per share)	—	—	(5,756)	—	—	(5,756)
Distributions to noncontrolling interest	—	—	—	—	(317)	(317)
Balance December 31, 2022	$3,331	$12,047	$217,214	$(36,958)	$599	$196,233

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Operating activities:
Net income	$29,369	$29,123	22,424
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	3,172	575	11,080
Accretion of certain acquisition-related discounts, net	(1,499)	(2,727)	(3,707)
Share-based compensation	1,973	1,697	1,447
Depreciation and amortization	4,356	4,741	4,189
Amortization of premiums and accretion of discounts on securities, net	2,292	3,550	2,271
Deferred income taxes	708	(90)	(817)
(Reversal of) provision for indemnifications	(858)	(104)	881
Income from bank-owned life insurance	(620)	(526)	(506)
Gains on sales of loans held for investment	—	—	(3,489)
Early debt repayment charges	—	—	2,197
Pension expense	639	2,131	793
Pension contribution	(2,000)	—	(2,000)
Proceeds from sales of loans held for sale	772,555	1,613,467	1,668,113
Origination of loans held for sale	(699,459)	(1,467,675)	(1,765,449)
Gains on sales of loans held for sale	(7,498)	(22,279)	(25,735)
Other gains, net	(3,173)	(591)	624
Change in other assets and liabilities:
Accrued interest receivable	(2,172)	1,293	(897)
Other assets	(2,700)	1,283	6,882
Accrued interest payable	235	(394)	(442)
Other liabilities	(4,761)	(6,087)	1,767
Net cash provided by (used in) operating activities	90,559	157,387	(80,374)
Investing activities:
Acquisition of Peoples Bankshares, Incorporated	—	—	19,101
Disposition of assets related to business combination	—	—	8,004
Proceeds from sales, maturities and calls of securities available for sale and payments on mortgage-backed securities	55,328	114,019	123,741
Purchases of securities available for sale	(242,228)	(209,224)	(201,870)
Maturities of time deposits, net	(494)	5,930	(5,478)
Repayments on loans held for investment by non-bank affiliates	175,340	161,299	129,011
Purchases of loans held for investment by non-bank affiliates	(284,428)	(216,681)	(132,897)
Proceeds from sales of loans held for investment	—	—	3,366
Net (increase) decrease in community banking loans held for investment	(116,663)	3,424	(110,862)
Purchases of corporate premises and equipment	(3,394)	(4,786)	(10,228)
Proceeds from sales of corporate premises and equipment	1,967	1	338
Changes in collateral posted with other financial institutions, net	3,880	6,040	(7,400)
Other investing activities, net	(587)	1,285	1,888
Net cash used in investing activities	(411,279)	(138,693)	(183,286)
Financing activities:
Net increase in demand and savings deposits	133,673	206,303	318,598
Net decrease in time deposits	(44,427)	(43,583)	(29,212)
Net increase in short-term borrowings	1,857	14,280	4,095
Proceeds from long-term borrowings	—	—	19,924
Repayments of long-term borrowings	—	—	(121,726)
Repurchases of common stock	(5,373)	(8,232)	(1,061)
Cash dividends paid	(5,756)	(5,675)	(5,546)
Other financing activities, net	(338)	(711)	(176)
Net cash provided by financing activities	79,636	162,382	184,896
Net (decrease) increase in cash and cash equivalents	(241,084)	181,076	(78,764)
Cash and cash equivalents at beginning of period	267,745	86,669	165,433
Cash and cash equivalents at end of period	$26,661	$267,745	$86,669
Supplemental cash flow disclosures:
Interest paid	$7,699	$9,076	$14,168
Income taxes paid	8,019	10,545	6,410
Supplemental disclosure of noncash investing and financing activities:
Transfers from loans to other real estate owned	$—	$—	$63
Transfers from corporate premises and equipment to other real estate owned	$423	$—	—
Liabilities assumed to acquire right of use assets under operating leases	888	2,480	1,103
Transfers from loans held for sale to loans held for investment	1,425	2,764	2,460

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

Significant Group Concentrations of Credit Risk: States in which significant concentrations of the Corporation’s lending activities exist include Virginia, Tennessee, Georgia and Ohio. At December 31, 2022, 47.9 percent of the Corporation’s loan portfolio consisted of commercial, financial and agricultural loans, which include loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property. In addition, 25.1 percent of the Corporation’s loan portfolio consisted of consumer finance loans to individuals, secured by automobiles. The Corporation does not have any significant loan concentrations to any one customer. Additional information about the Corporation’s lending activities is presented in Note 4.

Cash and Cash Equivalents: For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash, balances due from banks, interest-bearing deposits in banks and federal funds sold, all of which mature within 90 days. The Bank is typically required to maintain cash reserve balances on hand or with the Federal Reserve Bank (FRB). At December 31, 2022 there was no minimum reserve requirement as a result of a rule adopted by the FRB in March 2020 eliminating the reserve requirement.

Securities: Investments in debt securities are classified as either held to maturity, available for sale, or trading, based on management’s intent. Currently all of the Corporation’s debt securities are classified as available for sale. Available for sale debt securities are carried at estimated fair value with the corresponding unrealized gains and losses recognized in other comprehensive income (loss). Gains or losses are recognized in net income on the trade date using the amortized cost of the specific security sold. Purchase premiums are recognized in interest income using the effective interest rate method over the period from purchase to maturity or, for callable securities, the earliest call date, and purchase discounts are recognized in the same manner from purchase to maturity.

Impairment of debt securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) we intend to sell the security or (ii) it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost basis. If, however, the Corporation does not intend to sell the security and it is not more-likely-than-not that the Corporation will be required to sell the security before recovery, the Corporation must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income (loss). The Corporation regularly reviews unrealized losses in its investments in securities based on criteria including the extent to which market value is below amortized cost, the duration of that market decline, the financial health of and specific prospects for the issuer, the Corporation’s best estimate of the present value of cash flows expected to be collected from debt securities, the Corporation’s intention with regard to holding the security to maturity and the likelihood that the Corporation would be required to sell the security before recovery.

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

Loans Acquired in a Business Combination: Loans acquired in a business combination, such as the Corporation’s acquisition of Peoples Bankshares, Incorporated, (Peoples) in 2020, are recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses. Purchased credit-impaired (PCI) loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Corporation will not collect all contractually required principal and interest payments. When determining fair value, PCI loans were aggregated into pools of loans based on common risk characteristics as of the date of acquisition such as loan type, date of origination, and evidence of credit quality deterioration such as internal risk grades and past due and nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the “nonaccretable difference,” and is not recorded. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. On a quarterly basis, the Corporation evaluates its estimate of cash flows expected to be collected.  Estimates of cash flows for PCI loans require significant judgment. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses, while subsequent increases in cash flows may result in a reversal of post-acquisition provision for loan losses, or a transfer from nonaccretable difference to accretable yield that increases interest income over the remaining life of the loan or pool(s) of loans.  Disposals of loans, which may include sale of loans to third parties, receipt of payments in full or part from the borrower or foreclosure of the collateral, result in removal of the loan from the PCI loan portfolio at its carrying amount.

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

The Corporation considers a loan impaired when it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement. A loan is not considered impaired during a period of delay in payment if the ultimate collectability of all amounts due is expected. Impairment is measured based on either the fair value of the loan using the loan’s obtainable market price or the fair value of the collateral, if the loan is collateral dependent, or using the present value of expected future cash flows discounted at the loan’s effective interest rate, which is not a fair value measurement. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.

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

Paycheck Protection Program: Beginning in April 2020, the Corporation originated loans under the Paycheck Protection Program (PPP) of the Small Business Administration (SBA).  PPP loans are fully guaranteed by the SBA, and in some cases borrowers may be eligible to obtain forgiveness of the loans, in which case loans would be repaid by the SBA.  As repayment of the PPP loans is guaranteed by the SBA, the Corporation does not recognize a reserve for PPP loans in its allowance for loan losses.  The Corporation received fees from the SBA of one percent to five percent of the principal amount of each loan originated under the PPP.  Fees received from the SBA are recognized net of direct origination costs in interest income over the life of the related loans. Recognition of fees related to PPP loans is dependent upon the timing of ultimate repayment or forgiveness. All net PPP origination fees received by C&F Bank had been recognized in income as of December 31, 2022, totaling $6.3 million since the inception of the PPP. In 2022, 2021 and 2020, the Corporation recognized $679,000, $4.06 million and $1.56 million in net loan fees related to PPP loans in interest income on loans in the Consolidated Statements of Income, respectively.

Allowance for Loan Losses: The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance for loan losses for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent, when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

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

Repossessed Assets:  Repossessed assets primarily consist of vehicles repossessed by C&F Finance due to borrowers’ payment defaults.  The repossession process is generally initiated after a loan becomes more than 60 days delinquent.  Most customers have an opportunity to redeem their repossessed vehicles by paying all outstanding balances, including finance charges and fees.  Vehicles that are not redeemed within a prescribed waiting period following repossession are then reclassified from loans to repossessed assets available-for-sale (included in other assets) and recorded initially at fair value less estimated costs to sell.  The difference between the carrying amount of each loan and the fair value of the vehicle (i.e., the deficiency) is charged against the allowance for loan losses.  The waiting period is determined as the length of time after repossession that C&F Finance is prohibited to sell the vehicle under the laws of the state where the vehicle was repossessed. Accounts still in process of collection or for which the Corporation does not have the legal right to sell continue to be classified as loans until such legal authority is obtained.  At December 31, 2022, repossessed vehicles at fair value less estimated costs to sell included in other assets totaled $352,000, compared to $190,000 at December 31, 2021.

Repossession expense includes the costs to repossess and sell vehicles.  These costs include transportation, storage, rekeying, condition reports, legal fees, fees paid to repossession agents and auction fees. These costs are included in noninterest expenses.

Corporate Premises and Equipment: Land is carried at cost. Buildings and equipment are carried at cost less accumulated depreciation computed using a straight-line method over the estimated useful lives of the assets. Estimated useful lives range from ten to forty years for buildings and from three to ten years for equipment, furniture and fixtures.  Leasehold improvements are amortized over the shorter of the life of the related lease or the estimated useful life of the related asset.  Maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Upon sale or retirement of depreciable properties, the cost and related accumulated depreciation are netted against proceeds and any resulting gain or loss is included in income.

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

Retirement Plan: The Corporation recognizes the overfunded or underfunded status of its defined benefit pension plan as an asset or liability in its Consolidated Balance Sheets, measured as the difference between plan assets at fair value and the projected benefit obligation as of December 31. Net periodic pension cost or income is recorded each period based on actuarially determined amounts in accordance with GAAP and recognized in salaries and employment benefits and other noninterest expense in the Consolidated Statements of Income. Actuarial determinations of net periodic pension cost are based on assumptions related to discount rates, rates of return on plan assets, employee compensation and mortality and interest crediting rates. Other changes in the overfunded or underfunded status of the pension plan are recorded in the year in which the changes occur through other comprehensive income (loss). The Corporation records lump sum benefit payments as a settlement of a portion of its pension benefit obligation only if, in the aggregate for a given year, they exceed the sum of the annual service cost and interest cost for the pension plan.  Upon recognition of any settlement, a related portion of unrecognized actuarial gains or losses in accumulated other comprehensive income (loss) are reclassified into net income through net periodic pension cost.

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

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the Consolidated Balance Sheets. The Corporation’s derivative financial instruments include (1) interest rate swaps that qualify and are designated as cash flow hedges on the Corporation’s trust preferred capital notes, (2) interest rate swaps with certain qualifying commercial loan customers and dealer counterparties and (3) interest rate contracts arising from mortgage banking activities, including interest rate lock commitments (IRLCs) on mortgage loans and related forward sales of mortgage loans and mortgage backed securities. The gain or loss on the Corporation’s cash flow hedges is reported as a component of other comprehensive income (loss), net of deferred income taxes, and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. IRLCs, forward sales contracts and interest rate swaps with loan customers and dealer counterparties are not designated as hedging instruments, and therefore changes in the fair value of these instruments are reported as noninterest income. The Corporation’s derivative financial instruments are described more fully in Note 21.

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

Recent Significant Accounting Pronouncements: In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as part of its project on financial instruments. Subsequently, this ASU was amended when the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief,” ASU 2019-10, “Financial instruments—Credit losses (Topic 326), Derivatives and hedging (Topic 815), and Leases (Topic 842)—Effective dates,” ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” ASU 2020-02, “Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842),” ASU 2020-03, “Codification Improvements to Financial Instruments”  and ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326) - Troubled Debt Restructurings and Vintage Disclosures” (collectively, ASC 326).  ASC 326 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  It also modifies the measurement principles for modifications of loans to borrowers experiencing financial difficulty, including how the allowance for credit losses is measured for such loans. The Corporation adopted the new standard effective January 1, 2023.

The amendments of ASC 326, upon adoption, are to be applied on a modified retrospective basis, with the cumulative effect of adopting the new standard being recorded as an adjustment to opening retained earnings in the period of adoption. The Corporation established a working group to prepare for and implement changes related to ASC 326. This working group gathered historical loan loss data for purposes of evaluating appropriate portfolio segmentation and modeling methods under the standard related to the allowance for credit losses on loans, performed procedures to validate the historical loan loss data to ensure its suitability and reliability for purposes of developing an estimate of expected credit losses and engaged a vendor to assist in modeling expected lifetime losses under ASC 326. The Corporation expects to primarily utilize discounted cash flow methods for estimating the allowance for credit losses on loans and has implemented policies and procedures for developing that estimate. The Corporation is also implementing changes to its policies and procedures related to measuring impairment of available for sale securities and does not expect a significant effect on the carrying value of the Corporation’s available for sale securities as a result of the adoption of ASC 326. The adoption of ASC 326 and related changes in the Corporation’s accounting policies will result in significant changes to the Corporation’s consolidated financial statements, including differences in the timing of recognizing changes to the allowance for credit losses, and will include expanded disclosures about the allowance for credit losses, charge-offs and recoveries of loans, and certain loan modifications. The adoption of the standard also results in significant changes in the Corporation’s internal control over financial reporting related to the allowance for credit losses. Upon adoption, transition adjustments will be made to record an increase in the reported balance of loans and the allowance for credit losses on loans, recognize a liability for credit losses on commitments to extend credit, and reduce total equity of both the Corporation and of C&F Bank, which will result in a reduction of regulatory capital of C&F Bank.  The final cumulative effect of the transition adjustments is still subject to completion by the Corporation but is estimated to reduce opening retained earnings on January 1, 2023 by a reasonable range of $1 million to $3 million.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.”  Subsequently, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This guidance provides temporary, optional expedients and exceptions to ease the potential burden in accounting for modifications of loan contracts, borrowings, hedging relationships and other transactions related to reference rate reform associated with the LIBOR transition if certain criteria are met. The amendments are effective as of March 12, 2020 through December 31, 2024 and can be adopted at an instrument level. The Corporation has utilized certain optional expedients and exceptions under Topic 848 in the case of modifications to certain loans, borrowings and cash flow hedges during 2022. These modifications have not had and are not expected to have a material impact on the consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not currently expected to have a material effect on the Corporation’s financial position, results of operations or cash flows.

NOTE 2:  Adoption of New Accounting Standards

In December 2022, the Corporation adopted ASU 2022-03, “Fair Value Measurement (Topic 820) – Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.”  This amendment clarified the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security.  It also introduced new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The applicable amendments of ASU 2022-03 were applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. In connection with a its adoption of ASU 2022-03, the Corporation also made an irrevocable accounting policy election to account for certain equity investments, primarily consisting of equity interests in an independent insurance agency and a full service title and settlement agency, at fair value, which had previously been recognized using a measurement alternative for equity securities without a readily determinable fair value. As a result of this accounting policy election, fair value adjustments were recorded in the fourth quarter of 2022, which resulted in the one-time recognition of additional other income of $2.7 million ($2.2 million after income taxes).  For more information about fair value measurements, see “Note 19: Fair Value of Assets and Liabilities.”

NOTE 3: Securities

The Corporation’s debt securities, all of which are classified as available for sale, are summarized as follows:

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$60,886	$—	$(2,053)	$58,833
U.S. government agencies and corporations	143,241	—	(12,967)	130,274
Mortgage-backed securities	200,393	65	(20,540)	179,918
Obligations of states and political subdivisions	127,317	300	(6,790)	120,827
Corporate and other debt securities	25,291	—	(2,552)	22,739
	$557,128	$365	$(44,902)	$512,591

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. government agencies and corporations	$69,583	$41	$(1,339)	$68,285
Mortgage-backed securities	189,985	1,565	(1,201)	190,349
Obligations of states and political subdivisions	91,304	1,642	(280)	92,666
Corporate and other debt securities	21,648	246	(121)	21,773
	$372,520	$3,494	$(2,941)	$373,073

The amortized cost and estimated fair value of securities at December 31, 2022 and 2021, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	December 31, 2022
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$120,590	$113,350
Due after one year through five years	276,622	257,306
Due after five years through ten years	152,015	134,619
Due after ten years	7,901	7,316
	$557,128	$512,591

The following table presents the gross realized gains and losses on and the proceeds from the sales, maturities and calls of securities. There were no sales of securities during the year ended December 31, 2022. During the years ended December 31, 2021 and 2020, $2.30 million and $5.99 million of proceeds, respectively, were related to sales of securities.

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Realized gains from sales, maturities and calls of securities:
Gross realized gains	$—	$42	$38
Gross realized losses	—	—	—
Net realized gains	$—	$42	$38
Proceeds from sales, maturities, calls and paydowns of securities	$55,328	$114,019	$123,741

The Corporation pledges securities primarily to secure public deposits and repurchase agreements. Securities with an aggregate amortized cost of $237.15 million and an aggregate fair value of $213.58 million were pledged at December 31, 2022. Securities with an aggregate amortized cost of $185.25 million and an aggregate fair value of $186.22 million were pledged at December 31, 2021.

Securities in an unrealized loss position at December 31, 2022, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$50,556	$1,368	$8,277	$685	$58,833	$2,053
U.S. government agencies and corporations	71,948	1,578	58,326	11,389	130,274	12,967
Mortgage-backed securities	73,301	5,441	104,563	15,099	177,864	20,540
Obligations of states and political subdivisions	60,838	2,434	32,120	4,356	92,958	6,790
Corporate and other debt securities	15,049	1,702	6,681	850	21,730	2,552
Total temporarily impaired securities	$271,692	$12,523	$209,967	$32,379	$481,659	$44,902

There were 558 debt securities totaling $481.66 million of aggregate fair value considered temporarily impaired at December 31, 2022. The primary cause of the temporary impairments in the Corporation’s investments in debt securities was increases in market interest rates. The Corporation concluded that no other-than-temporary impairment existed in its securities portfolio at December 31, 2022, and no other-than-temporary impairment loss has been recognized in net income, based primarily on the fact that changes in fair value were caused primarily by increases in interest rates, securities with unrealized losses had generally high credit quality, the Corporation intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Corporation will not be required to sell these investments before a recovery of its investment, and issuers have continued to make timely payments of principal and interest. Additionally, the Corporation’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-

sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

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

The Corporation’s investment in restricted stock totaled $1.12 million at December 31, 2022 and consisted of FHLB stock.  Restricted stock is generally viewed as a long-term investment, which is carried at cost because there is no market for the stock other than the FHLBs. Therefore, when evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing any temporary decline in value. The Corporation did not consider its investment in restricted stock to be other-than-temporarily impaired at December 31, 2022 and no impairment has been recognized.

NOTE 4: Loans

Major classifications of loans are summarized as follows:

	December 31,
(Dollars in thousands)	2022	2021
Real estate – residential mortgage	$266,267	$217,016
Real estate – construction [1]	59,675	57,495
Commercial, financial and agricultural [2]	782,981	717,730
Equity lines	43,300	41,345
Consumer	8,938	8,280
Consumer finance[3]	474,557	368,194
	1,635,718	1,410,060
Less allowance for loan losses	(40,518)	(40,157)
Loans, net	$1,595,200	$1,369,903
1	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
2	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending (which includes loans originated under the PPP).
3	Includes the Corporation’s automobile lending and marine and recreational vehicle lending.

Consumer loans included $284,000 and $207,000 of demand deposit overdrafts at December 31, 2022 and 2021, respectively.

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting.  The outstanding principal balance and the carrying amount at December 31, 2022 and 2021 of loans acquired in business combinations were as follows:

	December 31, 2022			December 31, 2021
	Acquired Loans -	Acquired Loans -		Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total	Credit Impaired	Performing	Total
Outstanding principal balance	$4,522	$38,157	$42,679	$8,350	$57,862	$66,212
Carrying amount
Real estate – residential mortgage	$300	$8,587	$8,887	$817	$9,997	$10,814
Real estate – construction	—	—	—	—	1,356	1,356
Commercial, financial and agricultural[1]	1,114	23,023	24,137	2,753	37,313	40,066
Equity lines	15	5,047	5,062	38	6,919	6,957
Consumer	26	755	781	47	1,213	1,260
Total acquired loans	$1,455	$37,412	$38,867	$3,655	$56,798	$60,453
1	Includes acquired loans classified by the Corporation as commercial real estate lending and commercial business lending.

The following table presents a summary of the change in the accretable yield of loans classified as PCI loans:

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Accretable yield, balance at beginning of period	$3,111	$4,048
Accretion	(1,566)	(2,472)
Reclassification of nonaccretable difference due to improvement in expected cash flows	1,921	794
Other changes, net	(222)	741
Accretable yield, balance at end of period	$3,244	$3,111

Loans on nonaccrual status at December 31, 2022 and 2021 were as follows:

	December 31,
(Dollars in thousands)	2022	2021
Real estate – residential mortgage	$156	$315
Commercial, financial and agricultural:
Commercial business lending	—	2,122
Equity lines	108	104
Consumer	—	3
Consumer finance:
Automobiles	842	380
Marine and recreational vehicles	83	—
Total loans on nonaccrual status	$1,189	$2,924

The past due status of loans as of December 31, 2022 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$1,649	$452	$20	$2,121	$300	$263,846	$266,267	$—
Real estate – construction:
Construction lending	—	—	—	—	—	49,136	49,136	—
Consumer lot lending	—	—	—	—	—	10,539	10,539	—
Commercial, financial and agricultural:
Commercial real estate lending	—	—	—	—	1,114	591,187	592,301	—
Land acquisition and development lending	—	—	—	—	—	37,537	37,537	—
Builder line lending	—	—	—	—	—	34,538	34,538	—
Commercial business lending	—	1	—	1	—	118,604	118,605	—
Equity lines	—	39	—	39	15	43,246	43,300	—
Consumer	9	—	191	200	26	8,712	8,938	191
Consumer finance:
Automobiles	10,557	1,570	842	12,969	—	398,143	411,112	—
Marine and recreational vehicles	114	35	83	232	—	63,213	63,445	—
Total	$12,329	$2,097	$1,136	$15,562	$1,455	$1,618,701	$1,635,718	$191
1	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $244,000 and 90+ days past due of $945,000.

The past due status of loans as of December 31, 2021 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Real estate – residential mortgage	$963	$325	$429	$1,717	$817	$214,482	$217,016	$129
Real estate – construction:
Construction lending	—	—	—	—	—	39,252	39,252	—
Consumer lot lending	—	—	—	—	—	18,243	18,243	—
Commercial, financial and agricultural:
Commercial real estate lending	—	39	—	39	2,753	525,121	527,913	—
Land acquisition and development lending	—	—	—	—	—	27,609	27,609	—
Builder line lending	—	—	—	—	—	30,499	30,499	—
Commercial business lending	8	—	—	8	—	131,701	131,709	—
Equity lines	55	31	49	135	38	41,172	41,345	49
Consumer	12	—	—	12	47	8,221	8,280	—
Consumer finance:
Automobiles	6,519	1,008	380	7,907	—	314,160	322,067	—
Marine and recreational vehicles	32	—	—	32	—	46,095	46,127	—
Total	$7,589	$1,403	$858	$9,850	$3,655	$1,396,555	$1,410,060	$178
1	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $2.24 million and 90+ days past due of $680,000.

Loan modifications that were classified as TDRs, and the recorded investment in those loans at the time of their modification, during the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022		2021		2020
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Real estate – residential mortgage	1	$45	1	$4	2	$176
Equity lines	—	—	—	—	1	84
Total	1	$45	1	$4	3	$260

One TDR during each of the years ended December 31, 2022 and 2021 and three of the TDRs during the year ended December 31, 2020 included modifications of the loan’s payment structure.  There were no TDRs in the years ended December 31, 2022, 2021 or 2020 that included a reduction in principal or a modification of the loan’s interest rate as part of the loan’s modification.

All TDRs are considered impaired loans and are individually evaluated in the determination of the allowance for loan losses. A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due.  The specific reserve associated with a TDR is reevaluated when a TDR payment default occurs. There were no TDR payment defaults during the years ended December 31, 2022, 2021 and 2020.

Impaired loans, which included TDRs of $823,000, and the related allowance at December 31, 2022 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$797	$36	$761	$51	$806	$35
Equity lines	26	26	—	—	28	2
Total	$823	$62	$761	$51	$834	$37

Impaired loans, which included TDRs of $2.69 million, and the related allowance at December 31, 2021 were as follows:

		Recorded	Recorded
		Investment	Investment		Average
	Unpaid	in Loans	in Loans		Balance-	Interest
	Principal	without	with	Related	Impaired	Income
(Dollars in thousands)	Balance	Specific Reserve	Specific Reserve	Allowance	Loans	Recognized
Real estate – residential mortgage	$1,689	$550	$1,035	$63	$1,560	$64
Commercial, financial and agricultural:
Commercial real estate lending	1,389	—	1,390	103	1,393	72
Commercial business lending	2,234	—	2,123	489	2,257	—
Equity lines	118	110	—	—	119	4
Total	$5,430	$660	$4,548	$655	$5,329	$140

NOTE 5: Allowance for Loan Losses

The following table presents the changes in the allowance for loan losses by major classification for the years ended December 31, 2022, 2021 and 2020:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Balance at December 31, 2019	$2,080	$681	$7,121	$733	$465	$21,793	$32,873
Provision charged to operations	808	294	3,589	(47)	(34)	6,470	11,080
Loans charged off	(62)	—	(18)	—	(231)	(9,331)	(9,642)
Recoveries of loans previously charged off	88	—	4	1	171	4,581	4,845
Balance at December 31, 2020	2,914	975	10,696	687	371	23,513	39,156
Provision charged to operations	(279)	(119)	385	(95)	(137)	820	575
Loans charged off	—	—	—	—	(184)	(4,381)	(4,565)
Recoveries of loans previously charged off	25	—	4	1	122	4,839	4,991
Balance at December 31, 2021	2,660	856	11,085	593	172	24,791	40,157
Provision charged to operations	(54)	(68)	(534)	(98)	186	3,740	3,172
Loans charged off	(2)	—	(140)	—	(260)	(7,016)	(7,418)
Recoveries of loans previously charged off	18	—	20	2	113	4,454	4,607
Balance at December 31, 2022	$2,622	$788	$10,431	$497	$211	$25,969	$40,518

The following table presents, as of December 31, 2022, the balance of the allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$51	$—	$—	$—	$—	$—	$51
Collectively evaluated for impairment	2,571	788	10,431	497	211	25,969	40,467
Acquired loans - PCI	—	—	—	—	—	—	—
Total allowance	$2,622	$788	$10,431	$497	$211	$25,969	$40,518
Loans:
Individually evaluated for impairment	$797	$—	$—	$26	$—	$—	$823
Collectively evaluated for impairment	265,170	59,675	781,867	43,259	8,912	474,557	1,633,440
Acquired loans - PCI	300	—	1,114	15	26	—	1,455
Total loans	$266,267	$59,675	$782,981	$43,300	$8,938	$474,557	$1,635,718

The following table presents, as of December 31, 2021, the balance of the allowance for loan losses, the allowance by impairment methodology, total loans and loans by impairment methodology.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$63	$—	$592	$—	$—	$—	$655
Collectively evaluated for impairment	2,597	856	10,493	593	172	24,791	39,502
Acquired loans - PCI	—	—	—	—	—	—	—
Total allowance	$2,660	$856	$11,085	$593	$172	$24,791	$40,157
Loans:
Individually evaluated for impairment	$1,585	$—	$3,513	$110	$—	$—	$5,208
Collectively evaluated for impairment	214,614	57,495	711,464	41,197	8,233	368,194	1,401,197
Acquired loans - PCI	817	—	2,753	38	47	—	3,655
Total loans	$217,016	$57,495	$717,730	$41,345	$8,280	$368,194	$1,410,060

Loans by credit quality indicators as of December 31, 2022 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$264,891	$518	$702	$156	$266,267
Real estate – construction:
Construction lending	49,136	—	—	—	49,136
Consumer lot lending	10,539	—	—	—	10,539
Commercial, financial and agricultural:
Commercial real estate lending	585,707	738	5,856	—	592,301
Land acquisition and development lending	37,537	—	—	—	37,537
Builder line lending	34,538	—	—	—	34,538
Commercial business lending	118,605	—	—	—	118,605
Equity lines	43,147	40	5	108	43,300
Consumer	8,747	191	—	—	8,938
	$1,152,847	$1,487	$6,563	$264	$1,161,161
1	At December 31, 2022, the Corporation did not have any loans classified as Doubtful or Loss.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance:
Automobiles	$410,270	$842	$411,112
Marine and recreational vehicles	63,362	83	63,445
	$473,632	$925	$474,557

Loans by credit quality indicators as of December 31, 2021 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$215,432	$664	$605	$315	$217,016
Real estate – construction:
Construction lending	39,252	—	—	—	39,252
Consumer lot lending	18,243	—	—	—	18,243
Commercial, financial and agricultural:
Commercial real estate lending	519,938	1,989	5,986	—	527,913
Land acquisition and development lending	27,609	—	—	—	27,609
Builder line lending	30,499	—	—	—	30,499
Commercial business lending	129,587	—	—	2,122	131,709
Equity lines	41,013	47	181	104	41,345
Consumer	8,276	—	1	3	8,280
	$1,029,849	$2,700	$6,773	$2,544	$1,041,866
1	At December 31, 2021, the Corporation did not have any loans classified as Doubtful or Loss.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance:
Automobiles	$321,687	$380	$322,067
Marine and recreational vehicles	46,127	—	46,127
	$367,814	$380	$368,194

NOTE 6: OREO

At December 31, 2022 and 2021, the carrying amount of OREO was zero and $835,000 respectively. At December 31, 2021, OREO was primarily comprised of a property previously used by the Bank as a branch, which was consolidated into a nearby branch in 2019.  Changes in the balance for OREO are as follows:

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Balance at the beginning of year, gross	$835	$1,114
Additions	423	—
Charge-offs	—	(54)
Sales proceeds	(1,547)	(462)
Gain on disposition	289	237
Balance at the end of year, gross	—	835
Less valuation allowance	—	—
Balance at the end of year, net	$—	$835

Changes in the allowance for OREO losses are as follows:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Balance at the beginning of year	$—	$207	$88
Provision for losses	—	(153)	176
Charge-offs, net	—	(54)	(57)
Balance at the end of year	$—	$—	$207

Net OREO gains of $289,000 were recognized upon the disposal of real estate in connection with the sale of former branch locations subsequent to consolidation into nearby branches and are included in other income (loss), net in the Consolidated Statements of Income for 2022.  Net OREO losses of $2,000, gains of $379,000 and losses of $213,000, including expenses associated with OREO properties, are included in other noninterest expense in the Consolidated Statements of Income for 2022, 2021 and 2020, respectively.

NOTE 7: Corporate Premises and Equipment

Major classifications of corporate premises and equipment are summarized as follows:

	December 31,
(Dollars in thousands)	2022	2021
Land	$9,024	$9,104
Buildings	48,537	48,231
Equipment, furniture and fixtures	23,613	22,061
	81,174	79,396
Less accumulated depreciation	(37,325)	(34,597)
	$43,849	$44,799

NOTE 8: Goodwill and Other Intangible Assets

The carrying amount of goodwill was $25.19 million at December 31, 2022 and 2021. There were no changes in the recorded balance of goodwill during the years ended December 31, 2022 or 2021. The following table presents the changes in goodwill during the year ended December 31, 2020.

	Community	Consumer
(Dollars in thousands)	Banking	Finance	Total
Balance as of January 1, 2020	$3,702	$10,723	$14,425
Acquisition of Peoples Bankshares, Incorporated	10,766	—	10,766
Balance at December 31, 2020	$14,468	$10,723	$25,191

The Corporation had $1.68 million and $1.98 million of other intangible assets as of December 31, 2022 and 2021, respectively.  Other intangible assets were recognized in connection with the core deposits acquired from Peoples in 2020 and customer relationships acquired by C&F Wealth Management in 2016.  The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets:

	December 31,		December 31,
	2022		2021
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Core deposit intangibles	$1,711	$(464)	$1,711	$(325)
Other amortizable intangibles	1,405	(973)	1,405	(814)
Total	$3,116	$(1,437)	$3,116	$(1,139)

Amortization expense was $298,000, $314,000 and $332,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

Estimated future amortization expense by year as of December 31, 2022 is as follows:

(Dollars in thousands)
2023	$273
2024	260
2025	237
2026	101
2027	101
Thereafter	707
Total	$1,679

NOTE 9: Leases

The Corporation’s leases comprise primarily leases of real estate and office equipment in which the Corporation is the lessee.  Lease cost for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Operating lease cost	$1,008	$1,331	$1,616
Finance lease cost:
Amortization of right-of-use asset	314	314	166
Interest on lease liability	125	129	70
Short-term lease cost	139	142	219
Variable lease cost	97	46	52
Total lease cost	$1,683	$1,962	$2,123

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

	December 31,	December 31,
(Dollars in thousands)	2022	2021
Operating leases:
Right of use assets	$2,887	$3,221
Lease liabilities	2,965	3,324
Weighted average remaining lease term (years)	6.5	7.0
Weighted average discount rate	1.6%	1.7%

Finance leases:
Right of use assets	$5,565	$5,879
Lease liabilities	6,141	6,346
Weighted average remaining lease term (years)	17.5	18.5
Weighted average discount rate	2.0%	2.0%

Right of use assets are included in “Other Assets” on the Consolidated Balance Sheets.  Operating lease liabilities are included in “Other Liabilities,” and Finance lease liabilities are included in “Long-term Borrowings” in the Consolidated Balance Sheets.  During the year ended December 31, 2022, the Corporation obtained right-of-use assets in exchange for lease liabilities in operating leases of $888,000. During the year ended December 31, 2021, the Corporation obtained right-of-use assets in exchange for lease liabilities in operating leases of $2.48 million.  During the year ended December 31, 2020, the Corporation obtained right-of-use assets in exchange for lease liabilities in operating leases and finance leases of $1.11 million and $6.36 million, respectively.

Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2022, 2021 and 2020 is set forth in the table below.  In addition to the amounts paid shown below, the Corporation received lease incentives of $235,000 related to finance leases during the year ended December 31, 2022, $236,000 related to finance leases during the year ended December 31, 2021 and $115,000 related to operating leases during the year ended December 31, 2020.

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Operating leases:
Operating cash flows	$1,823	$1,313	$1,659
Finance leases:
Operating cash flows	125	129	70
Financing cash flows	440	195	53
Total cash flows	$2,388	$1,637	$1,782

Maturities of the Corporation’s lease liabilities are as follows:

	December 31, 2022
(Dollars in thousands)	Operating Leases	Finance Leases
2023	$744	$310
2024	759	346
2025	472	355
2026	303	364
2027	123	373
Thereafter	773	5,637
Total	3,174	7,385
Imputed interest	(209)	(1,244)
Lease liabilities	$2,965	$6,141

NOTE 10: Time Deposits

Time deposits are summarized as follows:

	December 31,
(Dollars in thousands)	2022	2021
Certificates of deposit, over $250	$105,678	$114,533
Other time deposits	275,616	311,188
	$381,294	$425,721

Remaining maturities on time deposits are as follows:

(Dollars in thousands)	December 31, 2022
2023	$251,040
2024	99,611
2025	17,405
2026	5,916
2027	5,037
Thereafter	2,285
$381,294

NOTE 11: Borrowings

The table below presents selected information on short-term borrowings:

	December 31,
(Dollars in thousands)	2022	2021
Balance outstanding at year end[1]	$36,592	$34,735
Maximum balance at any month end during the year	$38,051	$38,197
Average balance for the year	$35,630	$27,359
Weighted average rate for the year	0.51%	0.47%
Weighted average rate on borrowings at year end	0.97%	0.48%
Estimated fair value at year end	$36,592	$34,735
1	Consists of $34.5 million of repurchase transactions with customers, which generally mature the day following the day sold and are secured by investment securities and $2.1 million of overnight borrowings with the Federal Reserve Bank.

Long-term borrowings at December 31, 2022 were comprised of $4.00 million of the Corporation’s subordinated notes due in 2028 (the 2028 Subordinated Notes) and $20.00 million of the Corporation’s subordinated notes due in 2030 (the 2030 Subordinated Notes).  The 2028 Subordinated Notes bear interest at a fixed rate of 6.99 percent, and may be redeemed at the option of the Corporation at any time beginning in April 2023. The 2030 Subordinated Notes bear interest at a fixed rate of 4.875 percent until September 2025 and at the three month SOFR plus 475.5 basis points thereafter.  The 2030 Subordinated Notes may be redeemed at the option of the Corporation at any time beginning in September 2025.  The subordinated notes of the Corporation rank junior to all existing and future senior indebtedness of the Corporation and are structurally subordinated to all existing and future debt and liabilities of the Bank and its subsidiaries.  These borrowings are presented in the Consolidated Balance Sheets net of issuance costs and, as applicable, acquisition premium.

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

The Corporation’s available sources of credit for future borrowings total approximately $432.61 million at December 31, 2022, which consisted of $203.04 million available from the FHLB, $99.57 million available from the FRB, $95.00 million under unsecured federal funds agreements with third party financial institutions and $35.00 million in repurchase lines of credit with third party financial institutions.  Credit available from the FHLB is secured by a blanket floating lien on all qualifying closed-end and revolving, open-end loans of C&F Bank secured by 1-4 family residential properties.  Credit available from the FRB is secured by liens on specific loans of C&F Bank. Additional loans and securities are available that can be pledged as collateral for future borrowings from the FRB or the FHLB above the current lendable collateral value.

C&F Financial Statutory Trust I (Trust I), C&F Financial Statutory Trust II (Trust II) and Central Virginia Bankshares Statutory Trust I (CVBK Trust I) are wholly-owned non-operating subsidiaries of the Corporation, formed for the purpose of issuing trust preferred capital securities. Collectively, these trusts have issued $25.00 million of trust preferred capital securities to institutional investors through private placements and $775,000 in common equity that is held by the Corporation.  Trust preferred capital securities of $5.00 million issued by CVBK Trust I, $10.00 million issued by Trust I, and $10.00 million issued by Trust II mature in 2033, 2035 and 2037, respectively, and are redeemable at the Corporation’s option.  Each of the trusts is required to make quarterly distributions to the holders of the securities at a rate based on the three-month LIBOR plus a spread of between 1.57 percent and 3.15 percent.  During 2022, 2021 and 2020, the Corporation used interest rate swaps in designated cash flow hedges of interest payments on the trust preferred capital securities to mitigate the effects of changes in interest rates.  At December 31, 2022, the effect of the interest rate swaps was a fixed rate of interest on the securities issued by CVBK Trust I, Trust I and Trust II of 4.64 percent, 3.32 percent and 5.10 percent, respectively.  The principal assets of CVBK Trust I, Trust I and Trust II are trust preferred capital notes of the Corporation of $5.16 million, $10.31 million and $10.31 million, respectively, which have like maturities and like interest rates to the trust preferred capital securities. The interest payments by the Corporation on the notes will be used by the trusts to pay the quarterly distributions on the trust preferred capital securities.  The trusts are unconsolidated subsidiaries of the Corporation, and the Corporation’s trust preferred capital notes are presented as liabilities in the Consolidated Balance Sheets net of acquisition discount, as applicable.

Subject to certain exceptions and limitations, the Corporation may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related capital securities.

NOTE 12: Equity, Other Comprehensive Income and Earnings Per Share

Equity and Noncontrolling Interest

In November 2021, the Board of Directors authorized a program, effective December 1, 2021, to repurchase up to $10.0 million of the Corporation’s common stock through November 2022 (the 2021 Repurchase Program). This share repurchase program expired on November 30, 2022 and as of December 31, 2022, the Corporation has made aggregate common stock repurchases of 89,373 shares for an aggregate amount repurchased of $4.6 million under the 2021 Repurchase Program. On November 15, 2022, the Board of Directors authorized a program, effective December 1, 2022, to repurchase up to $10.0 million of the Corporation’s common stock through December 31, 2023 (the 2022 Repurchase Program). During the year ended December 31, 2022, the Corporation repurchased $5.0 million of its common stock under these share repurchase plans.  As of December 31, 2022, there was $9.5 million remaining available for repurchases of the Corporation’s common stock under the 2022 Repurchase Program.

During the years ended December 31, 2021 and 2020, the Corporation repurchased 145,185 shares and 16,422 shares of its common stock, respectively, for an aggregate cost of $7.31 million and $630,000, respectively, under share repurchase programs authorized by its Board of Directors.

Additionally, during the years ended December 31, 2022, 2021 and 2020, the Corporation withheld 7,696 shares, 19,554 shares and 9,670 shares of its common stock, respectively, from employees to satisfy tax withholding obligations upon vesting of restricted stock.

Noncontrolling interest represents an ownership interest in C&F Select LLC, a subsidiary of C&F Mortgage, held by an unrelated investor.

Accumulated Other Comprehensive Loss, Net

Changes in each component of accumulated other comprehensive loss were as follows for the years ended December 31, 2022, 2021 and 2020:

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive income (loss) at December 31, 2021	$437	$(2,055)	$(469)	$(2,087)

Net (loss) income arising during the period	(45,090)	(1,465)	2,607	(43,948)
Related income tax effects	9,469	308	(671)	9,106
	(35,621)	(1,157)	1,936	(34,842)

Reclassifications into net income	—	(30)	(7)	(37)
Related income tax effects	—	6	2	8
	—	(24)	(5)	(29)

Other comprehensive (loss) income, net of tax	(35,621)	(1,181)	1,931	(34,871)

Accumulated other comprehensive (loss) income at December 31, 2022	$(35,184)	$(3,236)	$1,462	$(36,958)

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive income (loss) at December 31, 2020	$4,397	$(4,985)	$(1,367)	$(1,955)

Net (loss) income arising during the period	(4,971)	2,274	1,216	(1,481)
Related income tax effects	1,044	(478)	(313)	253
	(3,927)	1,796	903	(1,228)

Reclassifications into net income	(42)	1,436	(7)	1,387
Related income tax effects	9	(302)	2	(291)
	(33)	1,134	(5)	1,096

Other comprehensive (loss) income, net of tax	(3,960)	2,930	898	(132)

Accumulated other comprehensive income (loss) at December 31, 2021	$437	$(2,055)	$(469)	$(2,087)

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive income (loss) at December 31, 2019	$1,560	$(3,740)	$(69)	$(2,249)

Net income (loss) arising during the period	3,629	(1,706)	(1,737)	186
Related income tax effects	(762)	358	447	43
	2,867	(1,348)	(1,290)	229

Reclassifications into net income	(38)	131	(11)	82
Related income tax effects	8	(28)	3	(17)
	(30)	103	(8)	65

Other comprehensive income (loss), net of tax	2,837	(1,245)	(1,298)	294

Accumulated other comprehensive income (loss) at December 31, 2020	$4,397	$(4,985)	$(1,367)	$(1,955)

The following table provides information regarding the reclassifications from accumulated other comprehensive loss into net income for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,			Line Item In the Consolidated
(Dollars in thousands)	2022	2021	2020	Statements of Income
Securities available for sale:
Reclassification of net realized gains into net income	$—	$42	$38	Net gains on sales, maturities and calls of available for sale securities
Related income tax effects	—	(9)	(8)	Income tax expense
	—	33	30	Net of tax

Defined benefit plan:[1]
Reclassification of recognized net actuarial losses into net income	(38)	(1,504)	(197)	Noninterest expenses - Other
Amortization of prior service credit into net income	68	68	66	Noninterest expenses - Other
Related income tax effects	(6)	302	28	Income tax expense
	24	(1,134)	(103)	Net of tax

Cash flow hedges:
Amortization of hedging gains into net income	7	7	11	Interest expense - Trust preferred capital notes
Related income tax effects	(2)	(2)	(3)	Income tax expense
	5	5	8	Net of tax

Total reclassifications into net income	$29	$(1,096)	$(65)
1See “Note 14: Employee Benefit Plans,” for additional information.

Earnings Per Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Net income attributable to C&F Financial Corporation	$29,159	$28,667	$22,117
Weighted average shares outstanding—basic and diluted	3,517,114	3,604,119	3,648,696

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

NOTE 13: Income Taxes

Principal components of income tax expense as reflected in the Consolidated Statements of Income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Current taxes	$6,887	$9,049	$7,612
Deferred taxes	708	(90)	(817)
	$7,595	$8,959	$6,795

Income tax expense for the years ended December 31, 2022, 2021 and 2020 differed from the federal statutory rate applied to income before income taxes for the following reasons:

	Year Ended December 31,
	2022		2021		2020
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Income tax at statutory rates	$7,762	21.0%	$7,997	21.0%	$6,136	21.0%
State income taxes	536	1.5	1,340	3.5	1,449	5.0
Tax-exempt interest income	(427)	(1.1)	(396)	(1.0)	(493)	(1.7)
Excess compensation	—	—	571	1.5	328	1.1
Change in tax law	—	—	—	—	(326)	(1.1)
Income from bank-owned life insurance	(130)	(0.4)	(110)	(0.3)	(107)	(0.4)
Investments in qualified housing projects	(56)	(0.2)	(48)	(0.1)	(82)	(0.3)
Share based compensation	(37)	(0.1)	(83)	(0.2)	(77)	(0.3)
Contribution of real property	—	—	(107)	(0.3)	—	—
Merger related expenses	—	—	—	—	29	0.1
Other	(53)	(0.1)	(205)	(0.5)	(62)	(0.2)
	$7,595	20.6%	$8,959	23.6%	$6,795	23.2%

The Coronavirus Aid, Relief, and Economic Security Act, (CARES Act), enacted in March 2020, included a provision that allowed net operating losses generated in years prior to 2020 to be carried back for up to five tax years.  Previously, tax law only allowed for net operating losses to be carried forward to future tax years.  During 2020, the Corporation recognized income tax benefits of $326,000 related to net operating losses generated by Peoples in 2019, which were able to be applied to years prior to 2018 at higher income tax rates than the current statutory rate as a result of the CARES Act.

The Corporation’s net deferred income taxes totaled $22.01 million and $13.61 million at December 31, 2022 and 2021, respectively. The tax effects of each type of significant item that gave rise to deferred taxes are:

	December 31,
(Dollars in thousands)	2022	2021
Deferred tax assets
Allowances for loan losses	$10,108	$9,960
Nonqualified defined contribution plan	4,128	3,948
Lease liabilities	1,967	2,057
Fair value adjustments related to business combinations	711	1,119
Share-based compensation	897	752
Reserve for indemnification losses	586	821
Accrued expenses	396	352
Cash flow hedges	—	158
Net unrealized loss on securities available for sale	9,353	—
Other	845	1,275
Deferred tax assets	28,991	20,442
Deferred tax liabilities
Goodwill and other intangible assets	(3,068)	(3,114)
Right of use assets	(1,830)	(1,938)
Depreciation	(917)	(989)
Net unrealized gain on securities available for sale	—	(116)
Defined benefit plan	(649)	(677)
Cash flow hedges	(513)	—
Deferred tax liabilities	(6,977)	(6,834)
Net deferred tax assets	$22,014	$13,608

The Corporation files income tax returns in the U.S. federal jurisdiction and several states. With few exceptions, the Corporation is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2019.

NOTE 14: Employee Benefit Plans

The Corporation’s subsidiaries maintain defined contribution plans that provide the opportunity for voluntary tax-qualified deferral to substantially all of its full-time employees who are at least 18 years of age.  These plans also provide for employer contributions as a discretionary or non-discretionary matching contribution and in some cases as a discretionary profit-sharing contribution to the account of each participant.  The total expense recognized in connection with these qualified defined contribution plans for 2022, 2021 and 2020 were $1.44 million, $2.03 million and $2.09 million, respectively.

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

The Corporation has a nonqualified deferred compensation plan for certain executives. The plan allows for elective deferrals of salary, bonus and commissions. The plan also allows for discretionary employer contributions to enhance retirement benefits by supplementing the benefits provided under tax-qualified plans. Expenses under this plan were $345,000, $296,000 and $465,000 in 2022, 2021 and 2020, respectively.  The deferred compensation liability under the nonqualified plan is not required to be funded, however, the currently liability is funded and held in a rabbi trust and invested according to participant elections. These investments are included in other assets and the related liability is included in other liabilities.

In 2014, the Corporation approved an additional compensation benefit for the Corporation’s Chief Executive Officer at the time to provide post-retirement medical and dental coverage for him and his spouse for life.  Expense recognized for this arrangement in 2022 and 2021 was $10,000 and $15,000, respectively.  There was no expense recognized for this arrangement in 2020.  The related liability is included in other liabilities.

The following table summarizes the projected benefit obligations, plan assets, funded status and related assumptions associated with the Cash Balance Plan based upon actuarial valuations.

	December 31,
(Dollars in thousands)	2022	2021
Change in benefit obligation
Projected benefit obligation, beginning	$20,247	$24,643
Service cost	1,837	1,970
Interest cost	492	458
Actuarial gain	(5,190)	(1,248)
Benefits paid	(2,119)	(210)
Settlements paid	—	(5,366)
Projected benefit obligation, ending	15,267	20,247
Change in plan assets
Fair value of plan assets, beginning	23,470	26,287
Actual return on plan assets	(4,995)	2,759
Employer contributions	2,000	—
Benefits paid	(2,119)	(210)
Settlements paid	—	(5,366)
Fair value of plan assets, ending	18,356	23,470
Funded status	$3,089	$3,223
Amounts recognized as an other asset	$3,089	$3,223
Amounts recognized in accumulated other comprehensive loss
Net loss	$4,397	$2,970
Prior service credits	(302)	(370)
Deferred taxes	(859)	(545)
Total recognized in accumulated other comprehensive loss	$3,236	$2,055
Weighted-average assumptions for benefit obligation at valuation date
Discount rate	4.9%	2.5%
Rate of compensation increase	3.0	3.0
Interest crediting rate	5.0	5.0

The accumulated benefit obligation was $15.27 million and $20.25 million as of the actuarial valuation dates December 31, 2022 and 2021, respectively. The actuarial gain of $5.19 million on the projected benefit obligation for 2022 and the actuarial gain of $1.25 million on the projected benefit obligation for 2021 were due primarily to fluctuations in the discount rate as well as demographic changes in the population.

The Cash Balance Plan contains provisions that allow participants the option of receiving their pension benefits in a lump sum upon retirement or, in certain cases, prior to retirement.  The Corporation’s accounting policy is to record these payments as a settlement only if, in the aggregate for a given year, they exceed the sum of the annual service cost and interest cost for the Cash Balance Plan.  During the year ended December 31, 2021, lump sum pension settlement payments to retired and active participants totaled $5.37 million, which exceeded the settlement threshold, and as a result, the Corporation recognized non-cash settlement charges totaling $1.26 million before income taxes during 2021.  The non-cash charge accelerated the recognition of a portion of previously unrecognized net actuarial losses in accumulated other comprehensive loss. There were no lump sum pension settlement payments which exceeded the settlement threshold during 2022.

The following table summarizes the components of net periodic benefit cost and related assumptions associated with the Cash Balance Plan.

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Components of net periodic benefit cost:
Service cost, included in salaries and employee benefits	$1,837	$1,970	$1,603

Other components of net periodic benefit cost:
Interest cost	492	458	551
Expected return on plan assets	(1,660)	(1,733)	(1,492)
Amortization of prior service credit	(68)	(68)	(66)
Pension settlement charges	—	1,261	—
Recognized net actuarial losses	38	243	197
Other components of net periodic benefit cost, included in other noninterest expense	(1,198)	161	(810)

Net periodic benefit cost	$639	$2,131	$793

	January 1,
	2022	2021	2020
Weighted-average assumptions for net periodic benefit cost
Discount rate	2.5%	2.1%	2.9%
Expected return on plan assets	7.3	7.3	7.3
Rate of compensation increase	3.0	3.0	3.0
Interest crediting rate	5.0	5.0	5.0

The benefits expected to be paid by the plan in the next ten years are as follows:

(Dollars in thousands)
2023	$814
2024	1,305
2025	1,828
2026	950
2027	910
2028 – 2032	10,023

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

C&F Bank’s defined benefit pension plan’s weighted average asset allocations by asset category are as follows:

	December 31,
	2022	2021
Mutual funds-fixed income	38%	38%
Mutual funds-equity	62	62
Cash and equivalents	*	*
	100%	100%

* Less than one percent.

The following table summarizes the fair value of the defined benefit plan assets as of December 31, 2022 and 2021. For more information about fair value measurements, see “Note 19: Fair Value of Assets and Liabilities.”

	December 31, 2022
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Mutual funds-fixed income [1]	$6,975	$—	$—	$6,975
Mutual funds-equity [2]	11,381	—	—	11,381
Cash and equivalents [3]	—	—	—	—
Total pension plan assets	$18,356	$—	$—	$18,356

	December 31, 2021
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Mutual funds-fixed income [1]	$8,919	$—	$—	$8,919
Mutual funds-equity [2]	14,551	—	—	14,551
Cash and equivalents [3]	—	—	—	—
Total pension plan assets	$23,470	$—	$—	$23,470
1	This category includes investments in mutual funds focused on fixed income securities with both short-term and long-term investments. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the funds.
2	This category includes investments in mutual funds focused on equity securities with a diversified portfolio and includes investments in large cap and small cap funds, growth funds, international focused funds and value funds. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the funds.
3	This category comprises cash and short-term cash equivalent funds. The funds are valued at cost which approximates fair value.

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

NOTE 15: Related Party Transactions

Loans outstanding to the Corporation’s management, including directors and senior officers and certain of their affiliates, totaled $1.53 million and $1.73 million at December 31, 2022 and 2021, respectively.  For the year ended December 31, 2022, the Corporation made $4,000 new loan advances to directors and senior officers and received repayments totaling $196,000. Total deposits of directors and senior officers and their related interests were $5.02 million and $5.96 million at December 31, 2022 and 2021, respectively.  In the opinion of management, these transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates, collateral and repayment terms, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management and the Corporation’s Board of Directors, do not involve more than normal risk or present other unfavorable features.

NOTE 16: Share-Based Plans

On April 19, 2022, the Corporation’s shareholders approved the C&F Financial Corporation 2022 Stock and Incentive Compensation Plan, (the 2022 Plan) for the grant of equity awards to certain key employees of the Corporation, as well as non-employee directors and consultants. The 2022 Plan authorizes the Corporation to issue equity awards in the form of stock options, restricted stock, restricted stock units and other stock-based awards. Since the 2022 Plan’s approval, equity awards have only been issued in the form of restricted stock.

Prior to the approval of the 2022 Plan, the Corporation granted equity awards under the 2013 Stock and Incentive Compensation Plan, (the 2013 Plan).  The 2013 Plan authorized the Corporation to issue equity awards in the form of stock options, tandem stock appreciation rights, restricted stock, restricted stock units and/or other stock-based awards. Since the 2013 Plan’s approval, equity awards have only been issued in the form of restricted stock.

As permitted under the plans, the Corporation awards shares of restricted stock to certain key employees, non-employee directors and consultants. Restricted shares awarded to employees generally vest over periods up to five years, and restricted shares awarded to non-employee directors generally vest over periods up to three years.  A summary of the activity for restricted stock awards for the periods indicated is presented below:

	2022		2021		2020
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of year	140,577	$48.57	155,945	$48.52	142,020	$48.88
Granted	36,435	54.18	41,912	47.83	47,385	42.01
Vested	(26,200)	54.73	(51,305)	48.11	(30,550)	39.84
Cancelled	(5,135)	48.28	(5,975)	45.87	(2,910)	53.46
Nonvested at end of year	145,677	48.88	140,577	48.57	155,945	48.52

The fair value of shares that vested during the years ended December 31, 2022, 2021 and 2020 were $1.39 million, $2.42 million, and $1.37 million, respectively.  Compensation is accounted for using the fair value of the Corporation’s common stock on the date the restricted shares are awarded. Compensation expense is charged to income ratably over the required service periods and was $1.97 million ($1.42 million after income taxes) in 2022, $1.70 million ($1.16 million after income taxes) in 2021 and $1.45 million ($981,000 after income taxes) in 2020. As of December 31, 2022, there was $3.52 million of total unrecognized compensation cost related to restricted stock granted under the plan. This amount is expected to be recognized through 2027.

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

As of December 31, 2022, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized under regulations applicable at December 31, 2022, the Bank was required to maintain minimum total risk-based, Tier 1 risk-based, CET1 risk-based and Tier 1 leverage ratios as set forth in the tables below. The total capital ratio, Tier 1 capital ratio and CET1 ratio are calculated as a percentage of risk-weighted assets.  The Tier 1 leverage ratio is calculated as a percentage of average tangible assets.

The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2022 and 2021 are presented in the following tables along with regulatory requirements for the Bank and requirements that apply to bank holding companies that are subject to regulatory capital requirements for bank holding companies. The Corporation’s consolidated capital is determined under regulations that apply to bank holding companies that are not small bank holding companies.  Although the minimum regulatory capital requirements are not applicable to the Corporation, the Corporation calculates these ratios for its own planning and monitoring purposes. Total risk-weighted assets at December 31, 2022 for the Corporation were $1.82 billion and for the Bank were $1.80 billion.  Total risk-weighted assets at December 31, 2021 for the Corporation were $1.64 billion and for the Bank were $1.61 billion. Management believes that, as of December 31, 2022, the Bank met all capital adequacy requirements to which it is subject.

	December 31, 2022
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$280,606	15.4%	$145,958	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	233,581	12.8	109,468	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	208,581	11.4	82,101	4.5		N/A	N/A
Tier 1 leverage ratio	233,581	9.9	94,562	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$255,719	14.2%	$144,074	8.0%		$180,093	10.0%
Tier 1 risk-based capital ratio	232,985	12.9	108,056	6.0		144,074	8.0
Common Equity Tier 1 capital ratio	232,985	12.9	81,042	4.5		117,060	6.5
Tier 1 leverage ratio	232,985	9.9	93,856	4.0		117,320	5.0

	December 31, 2021
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$257,779	15.8%	$130,817	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	213,095	13.0	98,113	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	188,095	11.5	73,585	4.5		N/A	N/A
Tier 1 leverage ratio	213,095	9.7	88,121	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$233,780	14.5%	$128,701	8.0%		$160,876	10.0%
Tier 1 risk-based capital ratio	213,423	13.3	96,526	6.0		128,701	8.0
Common Equity Tier 1 capital ratio	213,423	13.3	72,394	4.5		104,569	6.5
Tier 1 leverage ratio	213,423	9.8	87,184	4.0		108,980	5.0

The Basel III rules established a “capital conservation buffer” of additional capital of 2.5 percent above the regulatory minimum risk-based capital ratios, which is not included in the tables above.  Including the capital conservation buffer, the minimum ratios are a common equity Tier I risk-based capital ratio of 7.0 percent, a Tier I risk-based capital ratio of 8.5 percent and a total risk-based capital ratio of 10.5 percent.  The Corporation and the Bank exceeded these ratios at December 31, 2022 and 2021.

Between 2003 and 2007, the Corporation’s statutory business trusts issued $25.00 million of aggregate trust preferred securities. Based on the Corporation’s Tier 1 capital levels, the entire $25.00 million of trust preferred securities was included in the Corporation’s Tier 1 capital as of December 31, 2022 and 2021.  The Corporation’s 2028 Subordinated Notes, assumed upon the acquisition of Peoples in 2020, and the Corporation’s 2030 Subordinated Notes, issued in 2020, each qualify for inclusion in Tier 2 capital of the Corporation.  In each case, the amount included in regulatory capital with respect to trust preferred securities or subordinated notes may be reduced as those instruments near maturity.

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit-worthiness on a case-by-case basis.  The amount of loan commitments at the Bank was $394.75 million at December 31, 2022 and $305.37 million at December 31, 2021, which does not include IRLCs at the mortgage banking segment, which are discussed in Note 21.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $16.26 million at December 31, 2022 and $15.11 million at December 31, 2021.

The mortgage banking segment sells the majority of the residential mortgage loans it originates to third-party investors.  Additionally, the community banking segment purchases residential mortgage loans from the mortgage banking segment under terms and conditions similar to third-party investors. As is customary in the industry, the agreements with these investors require the mortgage banking segment to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the investors are entitled to make loss claims and repurchase requests of the mortgage banking segment for loans that contain covered deficiencies. The mortgage banking segment has obtained early payment default recourse waivers for a significant portion of its business. Recourse periods for early payment default for the remaining investors vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. The mortgage banking segment maintains an allowance for indemnifications that represents management’s estimate of losses that are probable of arising under these recourse provisions. As performance data for loans that have been sold is not made available to the mortgage banking segment by the investors, the estimate of potential losses is inherently subjective and is based on historical indemnification payments and management’s assessment of current conditions that may contribute to indemnified losses on mortgage loans that have been sold in the secondary market. During the year ended December 31, 2022, the Corporation recorded a net reversal of provision for indemnifications of $858,000, compared to a net reversal of provision for indemnifications of $104,000 for the year ended December 31, 2021, which is included in “Noninterest Expenses – Other” on the Consolidated Statements of Income. The following table presents the changes in the allowance for indemnification losses for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Allowance, beginning of period	$3,252	$3,356
Net reversal of provision for indemnification losses	(858)	(104)
Payments	—	—
Allowance, end of period	$2,394	$3,252

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At December 31, 2022 and 2021, the Corporation’s entire securities portfolio was comprised of investments in debt securities classified as available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are ICE Data Services (ICE), Refinitiv and Bloomberg Valuation Service (BVAL).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. ICE provides evaluated prices for the Corporation's obligations of states and political subdivisions category of securities.  ICE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  Refinitiv and BVAL provide evaluated prices for the Corporation’s U.S. treasury, government agencies and corporations, mortgage-backed and corporate categories of securities.  U.S. treasury securities and fixed-rate callable securities of U.S. government agencies and corporations are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to relative to-be-announced mortgage backed securities (TBA securities) or other benchmark prices. TBA securities prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables. Fixed-rate securities issued by the Small Business Association in the mortgage backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.

Other investments. The Corporation holds equity investments in funds that provide debt and equity financing to small businesses.  These investments are recorded at fair value and included in other assets in the Consolidated Balance Sheets.  Changes in fair value are recognized in net income. The funds are managed by investment companies, and the net asset value of each fund is reported regularly by the investment companies. At December 31, 2022 and 2021, the combined fair value of these investments was $2.16 million and $1.47 million, respectively. These investments, measured at net asset value, are not presented in the tables below related to fair value measurements. Changes in fair value of these investments resulted in the recognition of unrealized losses of $204,000 for the year ended December 31, 2022 and unrealized gains of $172,000 for the year ended December 31, 2021.

The Corporation also holds certain equity investments consisting of equity interests in an independent insurance agency and a full service title and settlement agency (collectively, the agencies). These investments are subject to contractual sale restrictions that only permit the sale of the investments back to the agencies themselves.  Prior to the fourth quarter of 2022, these investments were recorded at cost. In connection with a change in accounting policy for these investments, fair value adjustments were recorded in the fourth quarter of 2022, which resulted in the one-time recognition of additional other income of $2.7 million ($2.2 million after income taxes). At December 31, 2022, the fair value of these investments was $3.65 million. These investments are recorded at fair value based on the contractual redemption value of Corporation’s proportionate share of the agencies equity and included in other assets in the Consolidated Balance Sheets.  Changes in fair value are recognized in net income and resulted in the recognition of unrealized gains of $2.86 million for the year ended December 31, 2022.  The Corporation’s investments in these agencies are classified as Level 2.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis.

	December 31, 2022
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$58,833	$—	$58,833
U.S. government agencies and corporations	—	130,274	—	130,274
Mortgage-backed securities	—	179,918	—	179,918
Obligations of states and political subdivisions	—	120,827	—	120,827
Corporate and other debt securities	—	22,739	—	22,739
Total securities available for sale	—	512,591	—	512,591
Loans held for sale	—	14,259	—	14,259
Other investments	—	3,649	—	3,649
Derivatives
IRLC	—	391	—	391
Interest rate swaps on loans	—	6,328	—	6,328
Cash flow hedges	—	1,941	—	1,941
Total assets	$—	$539,159	$—	$539,159

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$6,328	$—	$6,328
Total liabilities	$—	$6,328	$—	$6,328

	December 31, 2021
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. government agencies and corporations	$—	$68,285	$—	$68,285
Mortgage-backed securities	—	190,349	—	190,349
Obligations of states and political subdivisions	—	92,666	—	92,666
Corporate and other debt securities	—	21,773	—	21,773
Total securities available for sale	—	373,073	—	373,073
Loans held for sale	—	82,295	—	82,295
Derivatives
IRLC	—	1,523	—	1,523
Interest rate swaps on loans	—	3,467	—	3,467
Total assets	$—	$460,358	$—	$460,358

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$3,467	$—	$3,467
Cash flow hedges	—	665	—	665
Forward sales of TBA securities	—	3	—	3
Total liabilities	$—	$4,135	$—	$4,135

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

At December 31, 2022 and 2021 there were no impaired loans and no OREO that were measured at fair value.

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

	Carrying	Fair Value Measurements at December 31, 2022 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$28,898	$26,661	$2,189	$—	$28,850
Securities available for sale	512,591	—	512,591	—	512,591
Loans, net	1,595,200	—	—	1,538,062	1,538,062
Loans held for sale	14,259	—	14,259	—	14,259
Other investments	3,649	—	3,649	—	3,649
Derivatives
IRLC	391	—	391	—	391
Interest rate swaps on loans	6,328	—	6,328	—	6,328
Cash flow hedges	1,941	—	1,941	—	1,941
Bank-owned life insurance	20,909	—	20,909	—	20,909
Accrued interest receivable	8,982	8,982	—	—	8,982
Financial liabilities:
Demand and savings deposits	1,622,566	1,622,566	—	—	1,622,566
Time deposits	381,294	—	374,267	—	374,267
Borrowings	85,943	—	71,906	—	71,906
Derivatives
Interest rate swaps on loans	6,328	—	6,328	—	6,328
Accrued interest payable	950	950	—	—	950

	Carrying	Fair Value Measurements at December 31, 2021 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$269,487	$267,745	$1,742	$—	$269,487
Securities available for sale	373,073	—	373,073	—	373,073
Loans, net	1,369,903	—	—	1,379,564	1,379,564
Loans held for sale	82,295	—	82,295	—	82,295
Derivatives
IRLC	1,523	—	1,523	—	1,523
Interest rate swaps on loans	3,467	—	3,467	—	3,467
Bank-owned life insurance	20,597	—	20,597	—	20,597
Accrued interest receivable	6,810	6,810	—	—	6,810
Financial liabilities:
Demand and savings deposits	1,488,893	1,488,893	—	—	1,488,893
Time deposits	425,721	—	428,462	—	428,462
Borrowings	84,115	—	89,609	—	89,609
Derivatives
Cash flow hedges	665	—	665	—	665
Interest rate swaps on loans	3,467	—	3,467	—	3,467
Forward sales of TBA securities	3	—	3		3
Accrued interest payable	715	715	—	—	715

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

NOTE 20: Business Segments

The Corporation operates in a decentralized fashion in three business segments: community banking, mortgage banking and consumer finance. Beginning with the first quarter of 2021, the community banking segment comprises C&F Bank and C&F Wealth Management.  Prior to 2021, the segment comprised only C&F Bank, and prior periods have been restated to conform to the current period presentation. Revenues from community banking operations consist primarily of net interest income related to investments in loans and securities and outstanding deposits and borrowings, fees earned on deposit accounts and debit card interchange activity, and net revenues from offering wealth management services and insurance products through third-party service providers.  Mortgage banking operating revenues consist principally of gains on sales of loans in the secondary market, mortgage banking fee income related to loan originations, fees earned by providing mortgage loan origination functions to third-party lenders, and net interest income on mortgage loans held for sale. Revenues from consumer finance operations consist primarily of net interest income earned on purchased retail installment sales contracts.

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

	Year Ended December 31, 2022
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$72,568	$2,036	$42,441	$—	$(15,691)	$101,354
Interest expense	5,532	662	15,124	2,358	(15,786)	7,890
Net interest income	67,036	1,374	27,317	(2,358)	95	93,464
Gain on sales of loans	—	7,963	—	—	(465)	7,498
Other noninterest income	19,250	4,856	320	(3,230)	(212)	20,984
Net revenue	86,286	14,193	27,637	(5,588)	(582)	121,946

Provision for loan losses	(600)	32	3,740	—	—	3,172
Noninterest expense	56,718	12,580	14,554	(1,982)	(60)	81,810
Income (loss) before taxes	30,168	1,581	9,343	(3,606)	(522)	36,964
Income tax expense (benefit)	5,794	371	2,512	(973)	(109)	7,595
Net income (loss)	$24,374	$1,210	$6,831	$(2,633)	$(413)	$29,369

Other data:
Capital expenditures	$3,265	$66	$17	$—	$—	$3,348
Depreciation and amortization	$3,720	$226	$410	$—	$—	$4,356

	Year Ended December 31, 2021
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$62,402	$3,845	$37,803	$—	$(10,322)	$93,728
Interest expense	5,693	1,157	9,503	2,349	(10,343)	8,359
Net interest income	56,709	2,688	28,300	(2,349)	21	85,369
Gain on sales of loans	—	22,370	—	—	(91)	22,279
Other noninterest income	15,208	9,192	378	2,207	(101)	26,884
Net revenue	71,917	34,250	28,678	(142)	(171)	134,532

Provision for loan losses	(200)	(45)	820	—	—	575
Noninterest expense	54,981	23,328	14,213	3,375	(22)	95,875
Income (loss) before taxes	17,136	10,967	13,645	(3,517)	(149)	38,082
Income tax expense (benefit)	3,051	3,284	3,685	(1,030)	(31)	8,959
Net income (loss)	$14,085	$7,683	$9,960	$(2,487)	$(118)	$29,123

Other data:
Capital expenditures	$878	$164	$3,744	$—	$—	$4,786
Depreciation and amortization	$4,113	$256	$372	$—	$—	$4,741

	Year Ended December 31, 2020
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$62,173	$4,954	$38,949	$—	$(9,163)	$96,913
Interest expense	10,630	1,579	8,726	1,611	(9,164)	13,382
Net interest income	51,543	3,375	30,223	(1,611)	1	83,531
Gain on sales of loans	3,489	25,792	—	—	(57)	29,224
Other noninterest income	12,896	9,985	492	2,040	(30)	25,383
Net revenue	67,928	39,152	30,715	429	(86)	138,138

Provision for loan losses	4,600	10	6,470	—	—	11,080
Noninterest expense	56,770	24,014	13,828	3,227	—	97,839
Income (loss) before taxes	6,558	15,128	10,417	(2,798)	(86)	29,219
Income tax expense (benefit)	411	4,392	2,805	(795)	(18)	6,795
Net income (loss)	$6,147	$10,736	$7,612	$(2,003)	$(68)	$22,424

Other data:
Capital expenditures	$6,528	$354	$3,346	$—	$—	$10,228
Depreciation and amortization	$3,733	$281	$175	$—	$—	$4,189

	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Total assets at December 31, 2022	$2,206,299	$24,500	$479,864	$43,241	$(421,587)	$2,332,317
Total assets at December 31, 2021	$2,131,391	$105,547	$372,292	$44,897	$(389,606)	$2,264,521

No merger related expenses were recorded during the year ended December 31, 2022 or 2021. During the year ended December 31, 2020, the Corporation recorded merger related expenses of $1.40 million ($1.13 million after income taxes), in connection with its acquisition of Peoples, of which $1.30 million ($1.03 million after income taxes) was allocated to the community banking segment and recorded as $119,000 of salaries and benefits expense, $879,000 of other noninterest expense and a loss on disposal of equipment of $298,000 included in other noninterest income.  The remainder was recorded as other noninterest expense at the holding company.

The community banking segment extends two warehouse lines of credit to the mortgage banking segment, providing a portion of the funds needed to originate mortgage loans. The community banking segment charges the mortgage banking segment interest at the daily FHLB advance rate plus a spread ranging from 50 basis points to 175 basis points. The community banking segment also provides the consumer finance segment with a portion of the funds needed to purchase loan contracts by means of variable rate notes that carry interest at one-month term SOFR plus 211.5 basis points, with a floor of 3.5 percent and a ceiling of 6.0 percent, and fixed rate notes that carry interest at rates ranging from 2.5 percent to 5.1 percent. The community banking segment acquires certain residential real estate loans from the mortgage banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. In addition to unallocated expenses recorded by the holding company, certain overhead costs are incurred by the community banking segment and are not allocated to the mortgage banking and consumer finance segments.

NOTE 21: Derivative Financial Instruments

The Corporation uses derivative financial instruments primarily to manage risks to the Corporation associated with changing interest rates, and to assist customers with their risk management objectives. The Corporation designates certain interest rate swaps as hedging instruments in qualifying cash flow hedges.  The changes in fair value of these designated hedging instruments is reported as a component of other comprehensive income (loss).  Derivative contracts that are not designated in a qualifying hedging relationship include customer accommodation loan swaps and contracts related to mortgage banking activities.

Cash flow hedges.  The Corporation designates interest rate swaps as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Corporation’s trust preferred capital notes. These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Corporation’s borrowings for fixed-rate interest payments. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Corporation assesses the effectiveness of each hedging relationship quarterly.  If the Corporation determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of December 31, 2022, the Corporation has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2024 and June 2029.

All interest rate swaps were entered into with counterparties that met the Corporation’s credit standards and the agreements contain collateral provisions protecting the at-risk party. The Corporation believes that the credit risk inherent in these derivative contracts is not significant.

Unrealized gains or losses recorded in other comprehensive income (loss) related to cash flow hedges are reclassified into earnings in the same period(s) during which the hedged interest payments affect earnings.  When a designated hedging instrument is terminated and the hedged interest payments remain probable of occurring, any remaining unrecognized gain or loss in other comprehensive income (loss) is reclassified into earnings in the period(s) during which the forecasted interest payments affect earnings.  Amounts reclassified into earnings and interest receivable or payable under designated interest rate swaps are reported in interest expense.  The Corporation does not expect any unrealized losses related to cash flow hedges to be reclassified into earnings in the next twelve months.

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

At December 31, 2022, the mortgage banking segment had $42.28 million of IRLCs and $16.41 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $58.69 million in mortgage loans.

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

The following tables summarize key elements of the Corporation’s derivative instruments other than forward sales of mortgage loans.  The fair values of forward sales of mortgage loans were not material to the consolidated financial statements of the Corporation at December 31, 2022 and 2021.

	December 31, 2022
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$1,941	$—
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	85,856	—	6,328
Matched interest rate swaps with counterparty	85,856	6,328	—
Mortgage banking contracts:
IRLCs	42,284	391	—

	December 31, 2021
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$—	$665
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	72,352	3,303	164
Matched interest rate swaps with counterparty	72,352	164	3,303
Mortgage banking contracts:
IRLCs	83,407	1,523	—
Forward sales of TBA securities	9,250	—	3

The Corporation and the Bank are required to maintain cash collateral with dealer counterparties for interest rate swap relationships in a loss position.  At December 31, 2022 and 2021, there were zero and $3.88 million, respectively, of cash collateral maintained with dealer counterparties and was included in “Other assets” in the Consolidated Balance Sheets.

1

NOTE 22: Holding Company Condensed Financial Information

The following tables present the condensed balance sheets as of December 31, 2022 and 2021 and the condensed statements of comprehensive income and cash flows for the years ended December 31, 2022, 2021 and 2020 for the Corporation on a standalone basis:

	December 31,
(Dollars in thousands)	2022	2021
Condensed Balance Sheets
Assets
Cash	$22,094	$20,584
Other assets	21,227	24,884
Investment in C&F Bank	218,262	235,771
Total assets	$261,583	$281,239
Liabilities and equity
Trust preferred capital notes	$25,386	$25,351
Long-term borrowings	23,965	24,029
Other liabilities	16,598	21,541
Equity	195,634	210,318
Total liabilities and equity	$261,583	$281,239

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Condensed Statements of Comprehensive Income
Interest expense on borrowings	$(2,358)	$(2,348)	$(1,611)
Dividends received from C&F Bank	12,500	12,500	8,746
Equity in undistributed net income of C&F Bank	19,292	18,653	15,373
Other income	(3,230)	2,207	2,041
Other expenses	2,955	(2,345)	(2,432)
Net income	29,159	28,667	22,117
Other comprehensive income (loss), net of tax	(34,871)	(132)	294
Comprehensive (loss) income	$(5,712)	$28,535	$22,411

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Condensed Statements of Cash Flows
Operating activities:
Net cash provided by operating activities	$9,750	$12,001	$8,141
Investing activities:
Acquisition of Peoples Bankshares, Inc.	—	—	(10,084)
Swap collateral, net	2,705	1,030	(1,710)
Net cash provided by (used in) investing activities	2,705	1,030	(11,794)
Financing activities:
Proceeds from borrowings	—	—	19,924
Common stock repurchases	(5,373)	(8,232)	(1,061)
Cash dividends	(5,756)	(5,675)	(5,546)
Other financing activities, net	184	188	144
Net cash (used in) provided by financing activities	(10,945)	(13,719)	13,461
Net increase (decrease) in cash and cash equivalents	1,510	(688)	9,808
Cash at beginning of year	20,584	21,272	11,464
Cash at end of year	$22,094	$20,584	$21,272

NOTE 23: Other Noninterest Expenses

The following table presents the significant components in the Consolidated Statements of Income line “Noninterest Expenses-Other.”

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Data processing fees	$10,514	$11,088	$10,916
Professional fees	2,767	3,066	3,046
Marketing and advertising expenses	1,805	1,523	1,663
Mortgage banking loan processing expenses	1,682	3,128	3,235
Travel and educational expenses	1,393	959	1,153
Telecommunication expenses	1,368	1,517	1,455
All other noninterest expenses	5,850	7,154	7,867
Total other noninterest expenses	$25,379	$28,435	$29,335

There were no merger related expenses for the year ended December 31, 2022 or 2021.  The table above includes merger related expenses for the year ended December 31, 2020 of $898,000, of which $501,000 was included in data processing fees, $336,000 was included in professional fees, and $61,000 was included in all other noninterest expenses.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

C&F Financial Corporation

Toano, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of C&F Financial Corporation and its subsidiaries (the Corporation) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 28, 2023 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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
● Substantively testing management’s process, including evaluating their judgments and assumptions for developing the qualitative factors, which included:
o	Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.
o	Evaluating the reasonableness of management’s judgments related to the determination of qualitative factors.
o	Evaluating the qualitative factors for directional consistency in comparison to prior periods and for reasonableness in comparison to underlying supporting data.
o	Testing the mathematical accuracy of the allowance calculation, including the application of the qualitative factors.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Corporation’s auditor since 1997.

Richmond, Virginia

February 28, 2023

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2022 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiaries to disclose material information required to be set forth in the Corporation’s periodic reports.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2022, the Corporation’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2022 has been audited by Yount, Hyde & Barbour, P.C., (U.S. PCAOB Auditor Firm I.D.: 613), the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements included in this Annual Report on Form 10-K.  Yount, Hyde & Barbour, P.C.’s attestation report on the Corporation’s internal control over financial reporting appears on the following page.

Changes in Internal Controls. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s fourth quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

C&F Financial Corporation

Toano, Virginia

Opinion on the Internal Control Over Financial Reporting

We have audited C&F Financial Corporation’s (the Corporation) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2022 of the Corporation and its subsidiaries, and our report dated February 28, 2023 expressed an unqualified opinion.

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

February 28, 2023

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the directors of the Corporation is contained in the Corporation’s proxy statement for the Corporation’s 2023 annual meeting of shareholders (the 2023 Proxy Statement) under the caption, “Proposal One: Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers, if applicable, is contained in the 2023 Proxy Statement under the caption, “Delinquent Section 16(a) Reports,” and is incorporated herein by reference. The information concerning executive officers of the Corporation is included after Item 4 of this Form 10-K under the caption, “Information about Our Executive Officers.” The information regarding the Corporation’s Audit Committee is contained in the 2023 Proxy Statement under the caption “Audit Committee Report” and is incorporated herein by reference.

The Corporation has adopted a Code of Business Conduct and Ethics (Code) that applies to its directors, executives and employees including the principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. This Code is posted on our Internet website at http://www.cffc.com under “Investor Relations,” “Corporate Overview,” “Corporate Governance.” The Corporation will provide a copy of the Code to any person without charge upon written request to C&F Financial Corporation, c/o Secretary, 3600 La Grange Parkway, Toano, Virginia 23168. The Corporation intends to provide any required disclosure of any amendment to or waiver of the Code that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on http://www.cffc.com under “Investor Relations” promptly following the amendment or waiver. The Corporation may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to the Corporation’s Internet website is not incorporated by reference in this report and should not be considered part of this or any other report that we file or furnish to the SEC.

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

ITEM 11.EXECUTIVE COMPENSATION

The information contained in the 2023 Proxy Statement under the captions, “Compensation Policies and Practices as They Relate to Risk Management,” “Executive Compensation” and “Compensation Committee Report,” and the compensation tables that follow the Compensation Committee Report (except for the compensation tables included under the caption “Pay Versus Performance”) in the 2023 Proxy Statement are incorporated herein by reference. The information regarding director compensation contained in the 2023 Proxy Statement under the caption, “Director Compensation,” is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the 2023 Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

The information contained in the 2023 Proxy Statement under the caption, “Equity Compensation Plan Information,” is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the 2023 Proxy Statement under the caption, “Interest of Management in Certain Transactions,” is incorporated herein by reference. The information contained in the 2023 Proxy Statement under the caption, “Director Independence,” is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the 2023 Proxy Statement under the captions, “Principal Accountant Fees” and “Audit Committee Pre-Approval Policy,” is incorporated herein by reference.

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

*10.4.1

Amendment to C&F Financial Corporation Non-Qualified Deferred Compensation Plan for Executives (As Restated Effective January 1, 2018), effective January 1, 2018 (incorporated by reference to Exhibit 10.4.1 to Form 10-K filed March 3, 2021)

*10.4.2

Amendment to C&F Financial Corporation Non-Qualified Deferred Compensation Plan for Executives (As Restated Effective January 1, 2018), effective November 1, 2018 (incorporated by reference to Exhibit 10.4.2 to Form 10-K filed March 3, 2021)

*10.4.3

Amendment to C&F Financial Corporation Non-Qualified Deferred Compensation Plan for Executives (As Restated Effective January 1, 2018), effective January 1, 2020 (incorporated by reference to Exhibit 10.4.3 to Form 10-K filed March 3, 2021)

*10.4.4

Amended and Restated Adoption Agreement, effective January 1, 2021, for C&F Financial Corporation Non-Qualified Deferred Compensation Plan for Executives (As Restated Effective January 1, 2018) (incorporated by reference to Exhibit 10.4.4 to Form 10-K filed March 1, 2022)

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

*10.13

Employment Agreement dated December 23, 2021 by and among C&F Financial Corporation, C&F Finance Company and S. Dustin Crone (incorporated by reference to Exhibit 10.3 to Form 8-K filed December 27, 2021)

*10.14

Second Amended and Restated Change in Control Agreement dated February 15, 2022 by and between C&F Financial Corporation, C&F Mortgage Corporation and Bryan E. McKernon (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 16, 2022)

*10.15

Amended and Restated Change in Control Agreement dated December 23, 2021 by and among C&F Financial Corporation, Citizens and Farmers Bank and John Anthony Seaman (incorporated by reference to Exhibit 10.15 to Form 10-K filed March 1, 2022)

*10.16

Amended and Restated Change in Control Agreement dated December 23, 2021 by and among C&F Financial Corporation, C&F Finance Company and S. Dustin Crone (incorporated by reference to Exhibit 10.6 to Form 8-K filed December 27, 2021)

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

*10.30	C&F Financial Corporation 2022 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 21, 2022)

*10.30.1	Form of C&F Financial Corporation Restricted Stock Agreement for Non-Employee Directors (approved May 17, 2022) (incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 1, 2022)

*10.30.2	Form of C&F Financial Corporation Restricted Stock Agreement for Key Employees (approved May 17, 2022) (incorporated by reference to Exhibit 10.3 to Form 10-Q filed August 1, 2022)

*10.36	Incentive Compensation Opportunity for years beginning in 2019 for Larry G. Dillon (incorporated by reference to Item 5.02 of Form 8-K filed June 14, 2019)

10.37	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 on Form 8-K filed September 30, 2020)

*10.38

Nonqualified Supplemental Deferred Compensation Plan, Plan Document, for C&F Financial Corporation Non-Qualified Deferred Compensation Plan for Directors and Executives (incorporated by reference to Exhibit 10.1 on Form 10-Q filed November 8, 2022)

*10.38.1

Nonqualified Supplemental Deferred Compensation Plan Adoption Agreement, effective January 1, 2023, for C&F Financial Corporation Non-Qualified Deferred Compensation Plan for Directors and Executives (incorporated by reference to Exhibit 10.2 on Form 10-Q filed November 8, 2022)

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

C&F FINANCIAL CORPORATION
(Registrant)

Date:	February 28, 2023	By:	/S/ THOMAS F. CHERRY
Thomas F. Cherry
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ THOMAS F. CHERRY	Date:	February 28, 2023
Thomas F. Cherry, President,
Chief Executive Officer and Director
(Principal Executive Officer)

/S/ JASON E. LONG	Date:	February 28, 2023
Jason E. Long,
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

/S/ DR. JULIE R. AGNEW	Date:	February 28, 2023
Dr. Julie R. Agnew, Director

/S/ J.P. CAUSEY JR.	Date:	February 28, 2023
J. P. Causey Jr., Director

/S/ LARRY G. DILLON	Date:	February 28, 2023
Larry G. Dillon, Executive Chairman

/S/ AUDREY D. HOLMES	Date:	February 28, 2023
Audrey D. Holmes, Director

/S/ JAMES H. HUDSON III	Date:	February 28, 2023
James H. Hudson III, Director

/S/ ELIZABETH R. KELLEY	Date:	February 28, 2023
Elizabeth R. Kelley, Director

/S/ JAMES T. NAPIER	Date:	February 28, 2023
James T. Napier, Director

/S/ C. ELIS OLSSON	Date:	February 28, 2023
C. Elis Olsson, Director

/S/ D. ANTHONY PEAY	Date:	February 28, 2023
D. Anthony Peay, Director

/S/ PAUL C. ROBINSON	Date:	February 28, 2023
Paul C. Robinson, Director

/S/ GEORGE R. SISSON III	Date:	February 28, 2023
George R. Sisson III, Director

/S/ JEFFERY O. SMITH	Date:	February 28, 2023
Dr. Jeffery O. Smith, Director