Form 10-Q
period 2023-03-31
C & F FINANCIAL CORP
filed 2023-05-05
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

or

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

At May 3 2023, the latest practicable date for determination, 3,434,528 shares of common stock, $1.00 par value, of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2023	2022
Assets
Cash and due from banks	$15,596	$19,610
Interest-bearing deposits in other banks	68,624	7,051
Total cash and cash equivalents	84,220	26,661
Securities—available for sale at fair value, amortized cost of $551,477 and $557,128, respectively	513,625	512,591
Loans held for sale, at fair value	26,330	14,259
Loans, net of allowance for credit losses of $40,834 and $40,518, respectively	1,632,361	1,595,200
Restricted stock, at cost	5,831	1,120
Corporate premises and equipment, net	43,509	43,849
Accrued interest receivable	8,856	8,982
Goodwill	25,191	25,191
Other intangible assets, net	1,611	1,679
Bank-owned life insurance	21,015	20,909
Net deferred tax asset	21,018	22,014
Other assets	56,766	59,862
Total assets	$2,440,333	$2,332,317

Liabilities
Deposits
Noninterest-bearing demand deposits	$596,160	$605,210
Savings and interest-bearing demand deposits	904,228	1,017,356
Time deposits	495,410	381,294
Total deposits	1,995,798	2,003,860
Short-term borrowings	145,579	36,592
Long-term borrowings	30,049	30,106
Trust preferred capital notes	25,395	25,386
Accrued interest payable	1,612	950
Other liabilities	38,716	39,190
Total liabilities	2,237,149	2,136,084

Commitments and contingent liabilities (Note 12)

Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,444,671 and 3,476,614 shares issued and outstanding, respectively, includes 135,754 and 145,677 of unvested shares, respectively)	3,309	3,331
Additional paid-in capital	10,135	12,047
Retained earnings	221,062	217,214
Accumulated other comprehensive loss, net	(31,923)	(36,958)
Equity attributable to C&F Financial Corporation	202,583	195,634
Noncontrolling interest	601	599
Total equity	203,184	196,233
Total liabilities and equity	$2,440,333	$2,332,317

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Interest income
Interest and fees on loans	$26,060	$20,484
Interest on interest-bearing deposits and federal funds sold	176	106
Interest and dividends on securities
U.S. treasury, government agencies and corporations	1,035	293
Mortgage-backed securities	947	668
Tax-exempt obligations of states and political subdivisions	618	350
Taxable obligations of states and political subdivisions	184	113
Corporate and other	285	217
Total interest income	29,305	22,231
Interest expense
Savings and interest-bearing deposits	1,209	387
Time deposits	1,820	718
Borrowings	1,025	366
Trust preferred capital notes	293	284
Total interest expense	4,347	1,755
Net interest income	24,958	20,476
Provision for credit losses	2,050	(328)
Net interest income after provision for credit losses	22,908	20,804
Noninterest income
Gains on sales of loans	1,794	2,695
Interchange income	1,520	1,430
Service charges on deposit accounts	1,048	1,046
Investment income in other equity interests	113	138
Mortgage banking fee income	494	853
Wealth management services income, net	614	647
Mortgage lender services income	451	424
Other service charges and fees	391	374
Net losses on sales, maturities and calls of available for sale securities	(5)	—
Other income (loss), net	1,023	(878)
Total noninterest income	7,443	6,729
Noninterest expenses
Salaries and employee benefits	13,898	11,856
Occupancy	2,044	2,209
Other	6,459	6,146
Total noninterest expenses	22,401	20,211
Income before income taxes	7,950	7,322
Income tax expense	1,453	1,587
Net income	6,497	5,735
Less net income attributable to noncontrolling interest	56	106
Net income attributable to C&F Financial Corporation	$6,441	$5,629
Net income per share - basic and diluted	$1.86	$1.59

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$6,497	$5,735
Other comprehensive income (loss), net of tax:
Securities available for sale	5,281	(14,690)
Defined benefit plan	17	(7)
Cash flow hedges	(263)	920
Other comprehensive income (loss), net of tax	5,035	(13,777)
Comprehensive income (loss)	11,532	(8,042)
Less comprehensive income attributable to noncontrolling interest	56	106
Comprehensive income (loss) attributable to C&F Financial Corporation	$11,476	$(8,148)

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

(Dollars in thousands, except per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	(Loss) Income, Net	Interest	Equity
Balance December 31, 2022	$3,331	$12,047	$217,214	$(36,958)	$599	$196,233
Adoption of new accounting standard (Note 2)	—	—	(1,072)	—	—	(1,072)
Comprehensive income:
Net income	—	—	6,441	—	56	6,497
Other comprehensive income	—	—	—	5,035	—	5,035
Share-based compensation	—	474	—	—	—	474
Restricted stock vested	19	(19)	—	—	—	—
Common stock issued	1	46	—	—	—	47
Common stock purchased	(42)	(2,413)	—	—	—	(2,455)
Cash dividends declared ($0.44 per share)	—	—	(1,521)	—	—	(1,521)
Distributions to noncontrolling interest	—	—	—	—	(54)	(54)
Balance March 31, 2023	$3,309	$10,135	$221,062	$(31,923)	$601	$203,184

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2021	$3,405	$15,189	$193,811	$(2,087)	$706	$211,024
Comprehensive income:
Net income	—	—	5,629	—	106	5,735
Other comprehensive loss	—	—	—	(13,777)	—	(13,777)
Share-based compensation	—	511	—	—	—	511
Restricted stock vested	14	(14)	—	—	—	—
Common stock issued	1	45	—	—	—	46
Common stock purchased	(14)	(709)	—	—	—	(723)
Cash dividends declared ($0.40 per share)	—	—	(1,420)	—	—	(1,420)
Distributions to noncontrolling interest	—	—	—	—	(118)	(118)
Balance March 31, 2022	$3,406	$15,022	$198,020	$(15,864)	$694	$201,278

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net income	$6,497	$5,735
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,050	(328)
Accretion of certain acquisition-related discounts, net	(228)	(362)
Share-based compensation	474	511
Depreciation and amortization	988	1,135
Amortization of premiums and accretion of discounts on securities, net	281	811
(Reversal of) provision for indemnifications	—	(583)
Income from bank-owned life insurance	(83)	(77)
Pension expense	236	177
Proceeds from sales of loans held for sale	105,023	227,612
Origination of loans held for sale	(115,734)	(189,976)
Gains on sales of loans held for sale	(1,794)	(2,695)
Other gains, net	328	(102)
Change in other assets and liabilities:
Accrued interest receivable	126	(143)
Other assets	2,317	1,052
Accrued interest payable	662	(281)
Other liabilities	(978)	(1,289)
Net cash provided by operating activities	165	41,197
Investing activities:
Proceeds from sales, maturities and calls of securities available for sale and payments on mortgage-backed securities	19,729	14,629
Purchases of securities available for sale	(14,364)	(76,494)
Purchases of time deposits, net	(744)	(247)
Repayments on loans held for investment by non-bank affiliates	39,057	44,274
Purchases of loans held for investment by non-bank affiliates	(41,904)	(72,818)
Net increase in community banking loans held for investment	(36,068)	(2,320)
Purchases of corporate premises and equipment	(515)	(1,203)
Proceeds from sales of corporate premises and equipment	29	—
Changes in collateral posted with other financial institutions, net	—	3,880
Other investing activities, net	(4,714)	(186)
Net cash used in investing activities	(39,494)	(90,485)
Financing activities:
Net (decrease) increase in demand and savings deposits	(122,178)	79,999
Net increase (decrease) in time deposits	114,116	(24,952)
Net increase (decrease) in short-term borrowings	108,987	(2,301)
Repurchases of common stock	(2,455)	(723)
Cash dividends paid	(1,521)	(1,420)
Other financing activities, net	(61)	(122)
Net cash provided by financing activities	96,888	50,481
Net increase in cash and cash equivalents	57,559	1,193
Cash and cash equivalents at beginning of period	26,661	267,745
Cash and cash equivalents at end of period	$84,220	$268,938
Supplemental cash flow disclosures:
Interest paid	$3,683	$2,047
Income taxes paid	—	—
Supplemental disclosure of noncash investing and financing activities:
Adoption of new accounting standard (Note 2)	1,072	—
Liabilities assumed to acquire right of use assets under operating leases	—	838

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission (the SEC). They do not include all of the information and notes required by U.S. GAAP for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report).  The accounting and reporting policies of the Corporation conform to U.S. GAAP and to predominant practices within the banking industry and are primarily disclosed in the 2022 Annual Report, except as described in Note 2 related to the adoption of new accounting standards.

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

C&F Bank has five wholly-owned subsidiaries: C&F Mortgage Corporation (C&F Mortgage), C&F Finance Company (C&F Finance), C&F Wealth Management Corporation (C&F Wealth Management), C&F Insurance Services, Inc. (C&F Insurance) and CVB Title Services, Inc. (CVB Title), all incorporated under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, originates and sells residential mortgages, provides mortgage loan origination services to third-party lenders and, through its subsidiary Certified Appraisals LLC, provides ancillary mortgage loan production services for residential appraisals. C&F Mortgage owns a 51 percent interest in C&F Select LLC, which was organized in January 2019 and is also engaged in the business of originating and selling residential mortgages. C&F Finance, acquired in September 2002, is a finance company purchasing automobile, marine and recreational vehicle (RV) loans through indirect lending programs. C&F Wealth Management, organized in April 1995, is a full-service brokerage firm offering a comprehensive range of wealth management services and insurance products through third-party service providers. C&F Insurance and CVB Title were organized for the primary purpose of owning equity interests in an independent insurance agency and a full service title and settlement agency, respectively. Business segment data is presented in Note 11.

Basis of Presentation: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses and evaluation of goodwill for impairment. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made.

Reclassification: Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.  None of these reclassifications are considered material and did not affect net income or total equity.

Derivative Financial Instruments: The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the Consolidated Balance Sheets. The Corporation’s derivative financial instruments include (1) interest rate swaps that qualify and are designated as cash flow hedges on the Corporation’s trust preferred capital notes, (2) interest rate swaps with certain qualifying commercial loan customers and dealer counterparties and (3) interest rate contracts arising from mortgage banking activities, including interest rate lock commitments (IRLCs) on mortgage loans. The gain or loss on the Corporation’s cash flow hedges is reported as a component of other comprehensive income (loss), net of deferred income taxes, and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. IRLCs and interest rate swaps with loan customers and dealer counterparties are not designated as hedging instruments, and therefore changes in the fair value of these instruments are reported as noninterest income. The Corporation’s derivative financial instruments are described more fully in Note 13.

Recent Significant Accounting Pronouncements:

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.”  Subsequently, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This guidance provides temporary, optional expedients and exceptions to ease the potential burden in accounting for modifications of loan contracts, borrowings, hedging relationships and other transactions related to reference rate reform associated with the LIBOR transition if certain criteria are met. The amendments are effective as of March 12, 2020 through December 31, 2024 and can be adopted at an instrument level. The Corporation has utilized certain optional expedients and exceptions under Topic 848 in the case of modifications to certain loans, borrowings and cash flow hedges during 2022 and 2023. These modifications have not had and are not expected to have a material impact on the consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not currently expected to have a material effect on the Corporation’s financial position, results of operations or cash flows.

NOTE 2: Adoption of New Accounting Standards

On January 1, 2023, the Corporation adopted Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief,” ASU 2019-10, “Financial instruments—Credit losses (Topic 326), Derivatives and hedging (Topic 815), and Leases (Topic 842)—Effective dates,” ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” ASU 2020-02, “Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842),” ASU 2020-03, “Codification Improvements to Financial Instruments”  and ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326) - Troubled Debt Restructurings and Vintage Disclosures” (collectively, ASC 326).

ASC 326 introduced an approach based on current expected credit losses (CECL) to estimate credit losses on certain types of financial instruments, replacing the incurred loss methodology from prior GAAP. It also applies to unfunded commitments to extend credit, including loan commitments, standby letters of credit, and other similar instruments. It modified the impairment model for available-for-sale debt securities and provided for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  It also modified the measurement principles for modifications of loans to borrowers experiencing financial difficulty, including how the allowance for credit losses (ACL) is measured for such loans.

The amendments of ASC 326, upon adoption, were applied on a modified retrospective basis, recording an increase in the reported balance of loans and the allowance for credit losses on loans, recognizing a liability for credit losses on commitments to extend credit, and reducing total equity of both the Corporation and of C&F Bank, which resulted in a reduction of regulatory capital of C&F Bank.  As a result of adopting ASC 326, the Corporation recorded a decrease to opening retained earnings of $1.1 million.

ASC 326 also replaced the Corporation’s previous accounting policies for purchased credit-impaired (PCI) loans and troubled-debt restructurings (TDRs). With the adoption of ASC 326, loans previously designated as PCI loans were designated as purchased loans with credit deterioration (PCD loans). The Corporation adopted ASC 326 using the prospective transition approach for PCD loans that were previously identified as PCI and accounted for under ASC 310-30. On January 1, 2023, the Corporation’s PCD loans were adjusted to reflect the addition of $604,000 of expected credit losses to the amortized cost basis of the loans and a corresponding increase to the ACL. The remaining noncredit discount, the difference between the adjusted amortized cost basis and the outstanding principal balance on PCD loans, will be accreted into interest income over the estimated remaining lives of the loans using the effective interest rate method. The evaluation of the ACL will include PCD loans together with other loans that share similar risk characteristics, rather than using the separate pools that were used under PCI accounting. The adoption of ASC 326 also replaced previous TDR accounting guidance, and the evaluation of the ACL will include loans previously designated as TDRs together with other loans that share similar risk characteristics.

The adoption of ASC 326 did not affect the carrying value of debt securities or the amount of unrealized gains and losses recorded in accumulated other comprehensive loss. Upon adoption of ASC 326, the Corporation did not have any securities included in its portfolio where other-than-temporary-impairments had previously been recognized or that required an ACL.

The following table illustrates the impact of adopting ASC 326.

	December 31, 2022	January 1, 2023	January 1, 2023
	As Previously		As Reported
	Reported	Impact of	Under
(Dollars in thousands)	(Incurred Loss)	ASC 326	ASC 326
Assets:
Loans, gross	$1,635,718	$604	$1,636,322

Allowance for credit losses:
Commercial	11,219	(22)	11,197
Consumer	3,330	107	3,437
Consumer finance	25,969	406	26,375
Allowance for credit losses	40,518	491	41,009

Loans, net	1,595,200	113	1,595,313

Net deferred tax asset	22,014	316	22,330

Liabilities:
Reserve for credit losses on unfunded commitments	—	1,501	1,501

Total equity:	$196,233	$(1,072)	$195,161

The following accounting policies have been updated in connection with the adoption of ASC 326 and apply to periods beginning after December 31, 2022. Accounting policies applying to prior periods are described in the 2022 Annual Report, as discussed above.

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

Impairment of debt securities occurs when the fair value of a security is less than its amortized cost. The Corporation has elected to exclude accrued interest receivable from the amortized cost basis. For debt securities available for sale, impairment is recognized in its entirety in net income if either (i) we intend to sell the security or (ii) it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost basis. If, however, the Corporation does not intend to sell the security and it is not more-likely-than-not that the Corporation will be required to sell the security before recovery, the Corporation evaluates unrealized losses to determine whether a decline in fair value below amortized cost basis is a result of a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security, or other factors such as changes in market interest rates. If a credit loss exists, an allowance for credit losses is recorded that reflects the amount of the impairment related to credit losses, limited by the amount by which the security’s amortized cost basis exceeds its fair value. Changes in the allowance for credit losses are recorded in net income in the period of change and are included in provision for credit losses. Changes in the fair value of debt securities available for sale not resulting from credit losses are recorded in other comprehensive income (loss). The Corporation regularly reviews unrealized losses in its investments in securities and cash flows expected to be collected from impaired securities based on criteria including the extent to which market value is below amortized cost, the financial health of and specific prospects for the issuer, the Corporation’s intention with regard to holding the security to maturity and the likelihood that the Corporation would be required to sell the security before recovery.

Loans Held for Investment: The Corporation makes mortgage, commercial and consumer loans to customers. The Corporation’s recorded investment in loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally is reported at the unpaid principal balances adjusted for charges-offs, unearned discounts, any deferred fees or costs on originated loans, and the allowance for credit losses. The Corporation has elected to exclude accrued interest receivable from the amortized cost basis. Interest on loans is credited to operations based on the principal amount outstanding. Loan fees and origination costs are deferred and the net amount is amortized as an adjustment of the related loan’s yield using the level-yield method. The Corporation is amortizing these amounts over the estimated life of the related loans.

Loans acquired in a business combination are recorded at estimated fair value on the date of acquisition. In the case of loans that have experienced more than insignificant deterioration in credit quality since origination as of the acquisition date, the loan’s amortized cost basis is increased above estimated fair value by the amount of expected credit losses as of the acquisition date, and a corresponding allowance for credit losses is also recorded. Any remaining non-credit discount or premium for such purchased loans with credit deterioration (or PCD loans) and any fair value discount or premium for non-PCD loans is accreted or amortized as an adjustment to yield over the estimated lives of the loans using the level-yield method. There is no allowance for credit losses established at the acquisition date for non-PCD loans.

A loan’s past due status is based on the contractual due date of the most delinquent payment due.  Loans are generally placed on nonaccrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Any accrued interest receivable on loans placed on nonaccrual status is reversed by an adjustment to interest income.  Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. For those loans that are carried on nonaccrual status, payments are first applied to principal outstanding.  A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed.  These policies are applied consistently across our loan portfolio.

In the ordinary course of business, the Corporation has entered into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the Consolidated Balance Sheets when they are funded.

Allowance for Credit Losses on Loans: The allowance for credit losses on loans is established through charges to earnings in the form of a provision for credit losses. Loan losses are charged against the allowance for credit losses for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent, when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance represents management’s current estimate of expected credit losses over the contractual term of loans held for investment, and is recorded at an amount that, in management’s judgment, reduces the recorded investment in loans to the net amount expected to be collected. No allowance for credit loss is recorded on accrued interest receivable and amounts written-off are reversed by an adjustment to interest income. Management’s judgment in determining the level of the allowance is based on evaluations of historical loan losses, current conditions and reasonable and supportable forecasts relevant to the collectability of loans. Loans that share common risk characteristics are evaluated collectively using a discounted cash flow approach for all loans except for overdraft balances, which are evaluated using a loss rate approach.  The discounted cash flow approach used by the Corporation utilizes loan-level cash flow projections and pool-level assumptions.

For commercial (except for loans to states and political subdivisions) and consumer loans, cash flow projections and estimated expected losses are based in part on twelve-month forecasts of the national unemployment rate that are reasonable and supportable and external observations of historical loan losses. Forecasts of the national unemployment rate are derived from the Federal Open Markets Committee of the Federal Reserve Board and incorporated into the estimate of expected credit losses using a statistical regression analysis. For periods beyond those for which reasonable and supportable forecasts are available, projections are based on a reversion of the national unemployment rate from the last forecast to a historical average level over the following six months. Cash flow projections and estimated expected losses for loans to states and political subdivisions are based on external loss observations for state and municipal debt obligations. For consumer finance loans, cash flow projections and estimated expected losses reflect historical average loss experience based on internal observations for auto loans and based on external loss observations for marine and recreational vehicle loans.

Management’s estimate of the allowance for credit losses on loans that are collectively evaluated also includes a qualitative assessment of available information relevant to assessing collectability that is not captured in the loss estimation process. Factors considered by management include changes and expected changes in general market, economic and business conditions; the nature and volume of the loan portfolio; the volume and severity of delinquencies and adversely classified loan balances and the value of underlying collateral. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.  The evaluation also considers the following risk characteristics that are inherent in the loan portfolio:

●	Commercial loans are comprised of mortgage loans on commercial real estate, real estate acquisition, development and constructions loans, and other business lending, and carry risks associated with the successful operation of a business or a real estate project and changes in the value of collateral. In addition to other risks associated with the ownership of real estate, the repayment of these loans may be dependent upon the profitability and cash flows of the business or project. Construction loans, which include loans to individuals for the construction of a residence that generally will be occupied by the borrower, also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure unrelated to the project. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much precision.
●	Consumer loans are comprised primarily of residential mortgage loans and home equity lines secured by residential real estate and carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.
●	Consumer finance loans are comprised of indirect financing for purchases of automobiles and marine and recreational vehicles (RVs) and carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral, which are typically rapidly-depreciating vehicles. Consumer finance loans are more likely than real estate loans to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy.

Loans that do not share common risk characteristics with other loans are evaluated individually and are not included in the collective analysis. The allowance for credit losses on loans that are individually evaluated may be estimated based on their expected cash flows, or, in the case of loans for which repayment is expected substantially through the operation or sale of collateral when the borrower is experiencing financial difficulty, may be measured based on the fair value of the collateral less estimated costs to sell.

Reserve for Unfunded Commitments: The Corporation records a reserve, reported in other liabilities, for expected credit losses on commitments to extend credit that are not unconditionally cancelable by the Corporation.  The reserve for unfunded commitments is measured based on the principles utilized in estimating the allowance for credit losses on loans and an estimate of the amount of unfunded commitments expected to be advanced. Changes in the reserve for unfunded commitments are recorded through the provision for credit losses.

NOTE 3: Securities

On January 1, 2023, the Corporation adopted ASC 326, which made changes to accounting for available for sale debt securities whereby credit losses should be presented as an allowance, rather than as a write-down when management does not intend to sell and does not believe that it is more likely than not they will be required to sell prior to maturity. In addition, ASC 326 requires financial assets measured at amortized cost to measure an expected credit loss under the CECL methodology that requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. All securities information presented as of March 31, 2023 is in accordance with ASC 326. All securities information presented as of December 31, 2022 or a prior date is presented in accordance with previously applicable GAAP. For further discussion on the Corporation’s accounting policies and policy elections related to the accounting standard update refer to Note 1 and Note 2.

The Corporation’s debt securities, all of which are classified as available for sale, are summarized as follows:

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$58,546	$—	$(1,591)	$56,955
U.S. government agencies and corporations	136,877	—	(10,781)	126,096
Mortgage-backed securities	200,248	113	(17,870)	182,491
Obligations of states and political subdivisions	130,550	778	(5,289)	126,039
Corporate and other debt securities	25,256	—	(3,212)	22,044
	$551,477	$891	$(38,743)	$513,625

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$60,886	$—	$(2,053)	$58,833
U.S. government agencies and corporations	143,241	—	(12,967)	130,274
Mortgage-backed securities	200,393	65	(20,540)	179,918
Obligations of states and political subdivisions	127,317	300	(6,790)	120,827
Corporate and other debt securities	25,291	—	(2,552)	22,739
	$557,128	$365	$(44,902)	$512,591

The amortized cost and estimated fair value of securities at March 31, 2023, by the earlier of contractual maturity or expected maturity, are shown below. The Corporation has elected to exclude accrued interest receivable, totaling $2.6 million at March 31, 2023, from the amortized cost basis of securities.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	March 31, 2023
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$98,510	$97,294
Due after one year through five years	212,795	200,849
Due after five years through ten years	216,905	195,248
Due after ten years	23,267	20,234
	$551,477	$513,625

The following table presents the gross realized gains and losses on and the proceeds from the sales, maturities and calls of securities. During the three months ended March 31, 2023 and 2022 there were no sales of securities.

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Realized gains from sales, maturities and calls of securities:
Gross realized gains	$—	$—
Gross realized losses	(5)	—
Net realized losses	$(5)	$—
Proceeds from sales, maturities, calls and paydowns of securities	$19,730	$14,629

The Corporation pledges securities primarily to secure public deposits, repurchase agreements and lines of credit that provide liquidity to the Corporation and C&F Bank. Securities with an aggregate amortized cost of $442.64 million and an aggregate fair value of $409.40 million were pledged at March 31, 2023. Securities with an aggregate amortized cost of $237.15 million and an aggregate fair value of $213.58 million were pledged at December 31, 2022.

Securities in an unrealized loss position at March 31, 2023, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$29,234	$478	$27,721	$1,113	$56,955	$1,591
U.S. government agencies and corporations	57,986	750	68,110	10,031	126,096	10,781
Mortgage-backed securities	22,434	615	156,393	17,255	178,827	17,870
Obligations of states and political subdivisions	23,694	344	61,672	4,945	85,366	5,289
Corporate and other debt securities	4,948	577	16,097	2,635	21,045	3,212
Total temporarily impaired securities	$138,296	$2,764	$329,993	$35,979	$468,289	$38,743

There were 538 debt securities with a fair value below the amortized cost basis, totaling $468.29 million of aggregate fair value as of March 31, 2023. The Corporation concluded that a credit loss does not exist in its securities portfolio at March 31, 2023, and no impairment loss has been recognized based on the fact that (1) changes in fair value were caused primarily by fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) the Corporation intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Corporation will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Corporation’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

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

The Corporation’s investment in restricted stock totaled $5.83 million at March 31, 2023 and $1.12 million at December 31, 2022 and consisted of Federal Home Loan Bank of Atlanta (FHLB) stock.  Restricted stock is generally viewed as a long-term investment, which is carried at cost because there is no market for the stock other than the FHLBs. Therefore, when evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing any temporary decline in value. The Corporation did not consider its investment in restricted stock to be impaired at March 31, 2023 and no impairment has been recognized.

NOTE 4: Loans

On January 1, 2023, the Corporation adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. For further discussion on the Corporation’s accounting policies and policy elections related to the accounting standard update see Note 1 and Note 2. All loan information presented as of March 31, 2023 is in accordance with ASC 326. All loan information presented as of December 31, 2022 or a prior date is presented in accordance with previously applicable GAAP.

The Corporation’s loans are stated at their face amount, net of deferred fees and costs and discounts, and consist of the classes of loans included in the table below. The Corporation has elected to exclude accrued interest receivable, totaling $6.3 million at March 31, 2023, from the amortized cost basis of loans.

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Commercial real estate	$614,620	$592,301
Commercial business	114,722	118,605
Construction - commercial real estate	53,801	49,136
Land acquisition and development	40,214	37,537
Builder lines	32,668	34,538
Construction - consumer real estate	12,552	10,539
Residential mortgage	278,106	266,267
Equity lines	43,443	43,300
Other consumer	7,911	8,938
Consumer finance - automobiles	409,350	411,112
Consumer finance - marine and recreational vehicles	65,808	63,445
Subtotal	1,673,195	1,635,718
Less allowance for credit losses	(40,834)	(40,518)
Loans, net	$1,632,361	$1,595,200

Other consumer loans included $205,000 and $284,000 of demand deposit overdrafts at March 31, 2023 and December 31, 2022, respectively.

The following table shows the aging of the Corporation’s loan portfolio, by class, at March 31, 2023:

	30-59	60-89	90+				90+ Days
	Days	Days	Days	Total			Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current[1]	Total Loans	Accruing
Commercial real estate	$—	$—	$264	$264	$614,356	$614,620	$264
Commercial business	—	147	—	147	114,575	114,722	—
Construction - commercial real estate	—	—	—	—	53,801	53,801	—
Land acquisition and development	—	—	—	—	40,214	40,214	—
Builder lines	—	—	—	—	32,668	32,668	—
Construction - consumer real estate	—	—	—	—	12,552	12,552	—
Residential mortgage	836	122	301	1,259	276,847	278,106	301
Equity lines	217	103	—	320	43,123	43,443	—
Other consumer	—	—	—	—	7,911	7,911	—
Consumer finance - automobiles	8,896	1,545	623	11,064	398,286	409,350	—
Consumer finance - marine and recreational vehicles	224	50	24	298	65,510	65,808	—
Total	$10,173	$1,967	$1,212	$13,352	$1,659,843	$1,673,195	$565
1	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $164,000, 60-89 days past due of $98,000 and 90+ days past due of $647,000.

The following table shows the Corporation’s amortized cost basis of loans on nonaccrual status as of March 31, 2023 and December 31, 2022. The Corporation recognized $19,000 of interest income on loans on nonaccrual status as of March 31, 2023 and had no reversal of interest income upon placing loans on nonaccrual status during the three months ended March 31, 2023. All nonaccrual loans at March 31, 2023 had an allowance for credit loss.

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Residential mortgage	$154	$156
Equity lines	108	108
Consumer finance - automobiles	623	842
Consumer finance - marine and recreational vehicles	24	83
Total	$909	$1,189

Occasionally, the Corporation modifies loans to borrowers experiencing financial difficulties by providing principal forgiveness, term extensions, interest rate reductions or other-than-insignificant payment delays. As the effect of most modifications is already included in the allowance for credit losses due to the measurement methodologies used in its estimate, the allowance for credit losses is typically not adjusted upon modification. When principal forgiveness is provided at modification, the amount forgiven is charged against the allowance for credit losses.  In some cases, the Corporation may provide multiple types of modifications on one loan and when multiple types of modifications occur within the same period, the combination of modifications is separately reported.

Loan modifications to borrowers experiencing financial difficulty (or modified loans) during the three months ended March 31, 2023 included a combination of term extensions and interest rate reductions of commercial real estate loans with a recorded investment of $47,000, or less than one percent of all commercial real estate loans, at March 31, 2023.  The modified loans’ weighted-average interest rate was reduced from 8.75 percent to 8.0 percent and the weighted-average term extension was 4.9 years.

The Corporation closely monitors the performance of modified loans to understand the effectiveness of its modification efforts.  Upon the determination that all or a portion of a modified loan is uncollectible, that amount is charged against the allowance for credit losses. There were no payment defaults during the three months ended March 31, 2023 of modified loans that were modified during the previous twelve months and all are current as of March 31, 2023.

Prior to the adoption of ASC 326

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting.  The outstanding principal balance and the carrying amount at December 31, 2022 of loans acquired in business combinations were as follows:

	December 31, 2022
	Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total
Outstanding principal balance	$4,522	$38,157	$42,679
Carrying amount
Real estate – residential mortgage	$300	$8,587	$8,887
Real estate – construction	—	—	—
Commercial, financial and agricultural[1]	1,114	23,023	24,137
Equity lines	15	5,047	5,062
Consumer	26	755	781
Total acquired loans	$1,455	$37,412	$38,867
1	Includes acquired loans classified by the Corporation as commercial real estate lending and commercial business lending.

The following table presents a summary of the change in the accretable yield of loans classified as PCI:

Three Months Ended
(Dollars in thousands)	March 31, 2022
Accretable yield, balance at beginning of period	$3,111
Accretion	(363)
Reclassification of nonaccretable difference due to improvement in expected cash flows	378
Other changes, net	(69)
Accretable yield, balance at end of period	$3,057

The past due status of loans as of December 31, 2022 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Residential mortgage	$1,649	$452	$20	$2,121	$300	$263,846	$266,267	$—
Real estate – construction:
Construction - commercial real estate	—	—	—	—	—	49,136	49,136	—
Construction - consumer real estate	—	—	—	—	—	10,539	10,539	—
Commercial, financial and agricultural:
Commercial real estate	—	—	—	—	1,114	591,187	592,301	—
Land acquisition and development	—	—	—	—	—	37,537	37,537	—
Builder lines	—	—	—	—	—	34,538	34,538	—
Commercial business	—	1	—	1	—	118,604	118,605	—
Equity lines	—	39	—	39	15	43,246	43,300	—
Other consumer	9	—	191	200	26	8,712	8,938	191
Consumer finance:
Automobiles	10,557	1,570	842	12,969	—	398,143	411,112	—
Marine and recreational vehicles	114	35	83	232	—	63,213	63,445	—
Total	$12,329	$2,097	$1,136	$15,562	$1,455	$1,618,701	$1,635,718	$191
1For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $244,000 and 90+ days past due of $945,000.

There were no loan modifications during the three months ended March 31, 2022 that were classified as TDRs. There were no TDR payment defaults during the three months ended March 31, 2022.

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

NOTE 5: Allowance for Credit Losses

On January 1, 2023, the Corporation adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost. For further discussion on the Corporation’s accounting policies and policy elections related to the accounting standard update see Note 1 and Note 2. All allowance for credit loss information presented as of March 31, 2023 is in accordance with ASC 326. All allowance for credit loss information presented as of December 31, 2022 or a prior date is presented in accordance with previously applicable GAAP.

The following table shows the allowance for credit losses activity by loan portfolio for the three months ended March 31, 2023:

			Consumer
(Dollars in thousands)	Commercial	Consumer	Finance	Total
Allowance for credit losses:
Balance at December 31, 2022	$11,219	$3,330	$25,969	$40,518
Impact of ASC 326 adoption on non-PCD loans	(617)	98	406	(113)
Impact of ASC 326 adoption on PCD loans	595	9	—	604
Provision charged to operations	233	117	1,600	1,950
Loans charged off	(16)	(89)	(3,108)	(3,213)
Recoveries of loans previously charged off	35	45	1,008	1,088
Balance at March 31, 2023	$11,449	$3,510	$25,875	$40,834

The following table presents a breakdown of the provision for credit losses for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Provision for credit losses:
Provision (recovery) for loans	$1,950	$(328)
Provision for unfunded commitments	100	—
Total	$2,050	$(328)

Commercial and consumer loans are assigned loan classification ratings based on their credit quality and risk of loss. These loan ratings are reviewed on a quarterly basis and updated as new information becomes available. The characteristics of these loan ratings are as follows:

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

The table below details the amortized cost of the classes of loans within the commercial and consumer loan portfolios by loan rating and year of origination as of March 31, 2023:

							Revolving		Revolving
	Term Loans Amortized Cost Basis by Origination Year						Loans		Loans
							Amortized		Converted
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Cost Basis	Total	to Term
Commercial real estate:
Loan Rating
Pass	$38,598	$127,916	$153,349	$86,593	$42,784	$158,278	$—	$607,518	$—
Special Mention	—	—	—	—	—	1,024	—	1,024	—
Substandard	—	—	5,814	—	—	264	—	6,078	—
Total	$38,598	$127,916	$159,163	$86,593	$42,784	$159,566	$—	$614,620	$—

Commercial business:
Loan Rating
Pass	$3,737	$21,039	$19,697	$14,620	$15,926	$16,243	$23,388	$114,650	$—
Substandard	72	—	—	—	—	—	—	72	—
Total	$3,809	$21,039	$19,697	$14,620	$15,926	$16,243	$23,388	$114,722	$—

Construction - commercial real estate:
Loan Rating
Pass	$2,731	$12,088	$6,507	$32,475	$—	$—	$—	$53,801	$—
Total	$2,731	$12,088	$6,507	$32,475	$—	$—	$—	$53,801	$—

Land acquisition and development:
Loan Rating
Pass	$—	$17,477	$11,621	$9,975	$—	$1,141	$—	$40,214	$—
Total	$—	$17,477	$11,621	$9,975	$—	$1,141	$—	$40,214	$—

Builder lines:
Loan Rating
Pass	$3,947	$23,251	$5,066	$—	$404	$—	$—	$32,668	$—
Total	$3,947	$23,251	$5,066	$—	$404	$—	$—	$32,668	$—

Construction - consumer real estate:
Loan Rating
Pass	$610	$10,793	$1,149	$—	$—	$—	$—	$12,552	$—
Total	$610	$10,793	$1,149	$—	$—	$—	$—	$12,552	$—

Residential mortgage:
Loan Rating
Pass	$20,088	$98,376	$47,269	$45,164	$12,461	$53,566	$—	$276,924	$—
Special Mention	—	—	—	—	—	246	—	246	—
Substandard	—	—	—	105	—	677	—	782	—
Substandard Nonaccrual	—	—	—	—	—	154	—	154	—
Total	$20,088	$98,376	$47,269	$45,269	$12,461	$54,643	$—	$278,106	$—

Equity lines:
Loan Rating
Pass	$—	$—	$—	$70	$—	$1,060	$42,164	$43,294	$101
Special Mention	—	—	36	—	—	—	—	36	—
Substandard	—	—	—	—	5	—	—	5	—
Substandard Nonaccrual	—	—	—	—	—	108	—	108	—
Total	$—	$—	$36	$70	$5	$1,168	$42,164	$43,443	$101

Other consumer:
Loan Rating
Pass	$864	$4,005	$979	$552	$359	$1,106	$46	$7,911	$—
Total	$864	$4,005	$979	$552	$359	$1,106	$46	$7,911	$—

Total:
Loan Rating
Pass	$70,575	$314,945	$245,637	$189,449	$71,934	$231,394	$65,598	$1,189,532	$101
Special Mention	—	—	36	—	—	1,270	—	1,306	—
Substandard	72	—	5,814	105	5	941	—	6,937	—
Substandard Nonaccrual	—	—	—	—	—	262	—	262	—
Total	$70,647	$314,945	$251,487	$189,554	$71,939	$233,867	$65,598	$1,198,037	$101

For consumer finance loans, the Corporation utilizes credit scores based on the methods developed and defined by the Fair Isaac Corporation (FICO) as a key indicator of the risk of loss to manage the portfolio and estimate the allowance for credit losses.  A FICO Score is a three-digit number based on the information in an applicant’s credit reports. It helps lenders determine how likely an applicant is to repay a loan. This, in turn, affects the loan amount that may be approved, repayment terms, and interest rate. Consumer finance loans are assigned a credit rating based on borrowers’ credit scores at the time of origination and are categorized within ranges of credit ratings used internally that parallel FICO Score rating bands. The Corporation monitors the consumer finance loan portfolio by past due status (refer to Note 4) and by credit rating at the time of origination, which the Corporation believes serves as a relevant indicator of aggregate credit quality and risk of loan defaults in the portfolio based upon the use of FICO Scores over time for loan approval decisions and through experience analyzing loss patterns. The characteristics of these credit ratings are as follows:

●	Very Good and Good credit rated borrowers are near or above the average FICO Score of consumers. Borrowers generally have limited to no prior credit difficulties or have shown extensive creditworthiness over a recent period of time.

●	Fairly Good and Fair credit rated borrowers are approaching or slightly below the average FICO Score of consumers but typically have a credit profile acceptable to most lenders. Borrowers may have experienced minor credit difficulties or have a relatively limited credit history.

●	Marginal credit rated borrowers are well below the average FICO Score of consumers. Borrowers may have limited access to traditional financing due to having experienced prior credit difficulties or have a limited credit history. The risk of future charge-offs is higher.

The table below details the amortized cost of the classes of loans within the consumer finance loan portfolio by credit rating and year of origination as of March 31, 2023:

							Revolving		Revolving
	Term Loans Amortized Cost Basis by Origination Year						Loans		Loans
							Amortized		Converted
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Cost Basis	Total	to Term
Consumer finance - automobiles:
Credit rating
Very good	$2,369	$16,535	$6,155	$1,599	$547	$83	$—	$27,288	$—
Good	9,673	55,759	21,174	5,085	1,987	792	—	94,470	—
Fairly good	13,069	70,481	36,142	9,404	6,831	3,670	—	139,597	—
Fair	7,722	48,092	29,599	10,493	8,258	4,754	—	108,918	—
Marginal	2,083	11,971	11,021	4,794	4,845	4,363	—	39,077	—
Total	$34,916	$202,838	$104,091	$31,375	$22,468	$13,662	$—	$409,350	$—

Consumer finance - marine and recreational vehicles:
Credit rating
Very good	$1,446	$17,371	$11,459	$11,807	$3,121	$3,108	$—	$48,312	$—
Good	3,358	9,101	1,811	1,657	494	541	—	16,962	—
Fairly good	149	274	39	33	—	39	—	534	—
Total	$4,953	$26,746	$13,309	$13,497	$3,615	$3,688	$—	$65,808	$—

Total:
Credit rating
Very good	$3,815	$33,906	$17,614	$13,406	$3,668	$3,191	$—	$75,600	$—
Good	13,031	64,860	22,985	6,742	2,481	1,333	—	111,432	—
Fairly good	13,218	70,755	36,181	9,437	6,831	3,709	—	140,131	—
Fair	7,722	48,092	29,599	10,493	8,258	4,754	—	108,918	—
Marginal	2,083	11,971	11,021	4,794	4,845	4,363	—	39,077	—
Total	$39,869	$229,584	$117,400	$44,872	$26,083	$17,350	$—	$475,158	$—

The following table details the current period gross charge-offs of loans by year of origination as of March 31, 2023:

							Revolving		Revolving
	Current Period Gross Charge-offs by Origination Year						Loans		Loans
							Amortized		Converted
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Cost Basis	Total	to Term
Commercial business	$—	$16	$—	$—	$—	$—	$—	$16	$—
Construction - consumer real estate	—	—	—	—	—	—	8	8	—
Other consumer[1]	81	—	—	—	—	—	—	81	—
Consumer finance - automobiles	—	1,384	938	320	135	285	—	3,062	—
Consumer finance - marine and recreational vehicles	—	46	—	—	—	—	—	46	—
Total	$81	$1,446	$938	$320	$135	$285	$8	$3,213	$—
1	Gross charge-offs of other consumer loans for the three months ended March 31, 2023 included $81,000 of demand deposit overdrafts that originated in 2023.

Gross charge-offs increased for the three months ended March 31, 2023 compared to the same period in 2022 due primarily to higher charge-offs within the consumer finance-automobile portfolio segment as a result of an increase in the number of delinquent loans following a period of historically low delinquencies during the COVID-19 pandemic, a decline in wholesale values of used automobiles from a recent peak during the COVID-19 pandemic and continued recent challenges in repossessing automobiles due to a decline in the number of repossession agencies, which results in a fully charged-off loan when the automobile cannot be repossessed.

As of March 31, 2023, the Corporation had no collateral dependent loans for which repayment was expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty.

Prior to the adoption of ASC 326

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

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$51	$—	$—	$—	$—	$—	$51
Collectively evaluated for impairment	2,571	788	10,431	497	211	25,969	40,467
Acquired loans - PCI	—	—	—	—	—	—	—
Total allowance	$2,622	$788	$10,431	$497	$211	$25,969	$40,518
Loans:
Individually evaluated for impairment	$797	$—	$—	$26	$—	$—	$823
Collectively evaluated for impairment	265,170	59,675	781,867	43,259	8,912	474,557	1,633,440
Acquired loans - PCI	300	—	1,114	15	26	—	1,455
Total loans	$266,267	$59,675	$782,981	$43,300	$8,938	$474,557	$1,635,718

Loans by credit quality indicators as of December 31, 2022 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Residential mortgage	$264,891	$518	$702	$156	$266,267
Real estate – construction:
Construction - commercial real estate	49,136	—	—	—	49,136
Construction - consumer real estate	10,539	—	—	—	10,539
Commercial, financial and agricultural:
Commercial real estate	585,707	738	5,856	—	592,301
Land acquisition and development	37,537	—	—	—	37,537
Builder lines	34,538	—	—	—	34,538
Commercial business	118,605	—	—	—	118,605
Equity lines	43,147	40	5	108	43,300
Other consumer	8,747	191	—	—	8,938
	$1,152,847	$1,487	$6,563	$264	$1,161,161
1	At December 31, 2022, the Corporation did not have any loans classified as Doubtful or Loss.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance:
Automobiles	$410,270	$842	$411,112
Marine and recreational vehicles	63,362	83	63,445
	$473,632	$925	$474,557

NOTE 6: Goodwill and Other Intangible Assets

The carrying amount of goodwill was $25.19 million at March 31, 2023 and December 31, 2022. There were no changes in the recorded balance of goodwill during the three months ended March 31, 2023 or 2022.

The Corporation had $1.61 million and $1.68 million of other intangible assets as of March 31, 2023 and December 31, 2022, respectively.  Other intangible assets were recognized in connection with the core deposits acquired from Peoples Bankshares, Incorporated in 2020 and customer relationships acquired by C&F Wealth Management in 2016. The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets:

	March 31,		December 31,
	2023		2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Core deposit intangibles	$1,711	$(494)	$1,711	$(464)
Other amortizable intangibles	1,405	(1,011)	1,405	(973)
Total	$3,116	$(1,505)	$3,116	$(1,437)

Amortization expense was $68,000 and $75,000 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 7: Equity, Other Comprehensive Income (Loss) and Earnings Per Share

Equity and Noncontrolling Interest

The Board of Directors authorized a program, effective December 1, 2022, to repurchase up to $10.0 million of the Corporation’s common stock through December 31, 2023 (the 2022 Repurchase Program). During the three months ended March 31, 2023, the Corporation repurchased $2.06 million of its common stock under the 2022 Repurchase Program.  As of March 31, 2023, there was $7.48 million remaining available for repurchases of the Corporation’s common stock under the 2022 Repurchase Program.

The Corporation’s previous share repurchase program, which was authorized by the Board of Directors in November 2021, expired on November 30, 2022.  There were 9,717 shares repurchased under the previous share repurchase program during the three months ended March 31, 2022 for an aggregate cost of $493,000.

Additionally during the three months ended March 31, 2023 and 2022, the Corporation withheld 6,257 shares and 4,434 shares of its common stock, respectively, from employees to satisfy tax withholding obligations upon vesting of restricted stock.

Noncontrolling interest represents an ownership interest in C&F Select LLC, a subsidiary of C&F Mortgage, held by an unrelated investor.

Accumulated Other Comprehensive Income (Loss), Net

Changes in each component of accumulated other comprehensive loss were as follows for the three months ended March 31, 2023 and 2022:

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at December 31, 2022	$(35,184)	$(3,236)	$1,462	$(36,958)

Other comprehensive income (loss) arising during the period	6,680	—	(353)	6,327
Related income tax effects	(1,403)	—	91	(1,312)
	5,277	—	(262)	5,015

Reclassifications into net income	5	21	(2)	24
Related income tax effects	(1)	(4)	1	(4)
	4	17	(1)	20

Other comprehensive income (loss), net of tax	5,281	17	(263)	5,035

Accumulated other comprehensive (loss) income at March 31, 2023	$(29,903)	$(3,219)	$1,199	$(31,923)

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive income (loss) at December 31, 2021	$437	$(2,055)	$(469)	$(2,087)

Other comprehensive income (loss) arising during the period	(18,595)	—	1,240	(17,355)
Related income tax effects	3,905	—	(319)	3,586
	(14,690)	—	921	(13,769)

Reclassifications into net income	—	(8)	(2)	(10)
Related income tax effects	—	1	1	2
	—	(7)	(1)	(8)

Other comprehensive (loss) income, net of tax	(14,690)	(7)	920	(13,777)

Accumulated other comprehensive (loss) income at March 31, 2022	$(14,253)	$(2,062)	$451	$(15,864)

The following table provides information regarding reclassifications from accumulated other comprehensive loss into net income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Line Item In the Consolidated
(Dollars in thousands)	2023	2022	Statements of Income
Securities available for sale:
Reclassification of net realized losses into net income	$(5)	$—	Net losses on sales, maturities and calls of available for sale securities
Related income tax effects	1	—	Income tax expense
	(4)	—	Net of tax

Defined benefit plan:[1]
Reclassification of recognized net actuarial losses into net income	(38)	(9)	Noninterest expenses - Other
Amortization of prior service credit into net income	17	17	Noninterest expenses - Other
Related income tax effects	4	(1)	Income tax expense
	(17)	7	Net of tax

Cash flow hedges:
Amortization of hedging gains into net income	2	2	Interest expense - Trust preferred capital notes
Related income tax effects	(1)	(1)	Income tax expense
	1	1	Net of tax

Total reclassifications into net income	$(20)	$8
1	See “Note 9: Employee Benefit Plans,” for additional information.

Earnings Per Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Net income attributable to C&F Financial Corporation	$6,441	$5,629
Weighted average shares outstanding—basic and diluted	3,464,895	3,547,780

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

NOTE 8: Share-Based Plans

As permitted under the 2013 Stock and Incentive Compensation Plan and the 2022 Stock and Incentive Compensation Plan, the Corporation awards shares of restricted stock to certain key employees, non-employee directors and consultants. Restricted shares awarded to employees generally vest over periods up to five years, and restricted shares awarded to non-employee directors generally vest over periods up to three years.  A summary of the activity for restricted stock awards for the periods indicated is presented below:

	2023
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2022	145,677	$48.88
Granted	10,655	59.00
Vested	(19,408)	52.34
Forfeited	(1,170)	50.54
Unvested, March 31, 2023	135,754	49.16

	2022
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2021	140,577	$48.57
Granted	15,930	50.57
Vested	(14,270)	51.24
Forfeited	(2,200)	48.11
Unvested, March 31, 2022	140,037	48.57

Share-based compensation expense, net of forfeitures, for the three months ended March 31, 2023 was $474,000 ($296,000 after tax) for restricted stock granted during 2018 through 2023. Share-based compensation expense, net of forfeitures, for the three months ended March 31, 2022 was $511,000 ($365,000 after tax) for restricted stock granted during 2017 through 2022. As of March 31, 2023, there was $3.61 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

NOTE 9: Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost for the Bank’s non-contributory cash balance pension plan.

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Components of net periodic benefit cost:
Service cost, included in salaries and employee benefits	$358	$479

Other components of net periodic benefit cost:
Interest cost	182	124
Expected return on plan assets	(325)	(418)
Amortization of prior service credit	(17)	(17)
Recognized net actuarial losses	38	9
Other components of net periodic benefit cost, included in other noninterest expense	(122)	(302)

Net periodic benefit cost	$236	$177

NOTE 10: Fair Value of Assets and Liabilities

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At March 31, 2023 and December 31, 2022, the Corporation’s entire securities portfolio was comprised of investments in debt securities classified as available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are ICE Data Services (ICE), Refinitiv, and Bloomberg Valuation Service (BVAL).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. ICE provides evaluated prices for the Corporation’s obligations of states and political subdivisions category of securities.  ICE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  Refinitiv and BVAL provide evaluated prices for the Corporation’s U.S. treasury, government agencies and corporations, mortgage-backed, and corporate categories of securities.  U.S. treasury securities and fixed-rate callable securities of U.S. government agencies and corporations are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to relative to-be-announced mortgage-backed securities (TBA securities) or other benchmark prices. TBA securities prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables. Fixed-rate securities issued by the Small Business Association in the mortgage backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.

Other investments. The Corporation holds equity investments in funds that provide debt and equity financing to small businesses. These investments are recorded at fair value and included in other assets in the Consolidated Balance Sheets within this quarterly report on Form 10-Q.  Changes in fair value are recognized in net income.  The funds are managed by investment companies, and the net asset value of each fund is reported regularly by the investment companies. At March 31, 2023 and December 31, 2022, the combined fair value of these investments was $2.24 million and $2.16 million, respectively.  These investments, measured at net asset value, are not presented in the tables below related to fair value measurements. Changes in fair value of these investments resulted in the recognition of unrealized gains of $115,000 and $24,000 for the three months ended March 31, 2023 and 2022, respectively.

The Corporation also holds certain equity investments consisting of equity interests in an independent insurance agency and a full service title and settlement agency (collectively, the agencies). These investments are subject to contractual sale restrictions that only permit the sale of the investments back to the agencies themselves.  These investments are recorded at fair value and included in other assets in the Consolidated Balance Sheets. At March 31, 2023 and December 31, 2022, the fair value of these investments was $3.43 million and $3.65 million, respectively. These investments are recorded at fair value based on the contractual redemption value of Corporation’s proportionate share of the agencies’ equity.  Changes in fair value are recognized in net income and resulted in the recognition of unrealized losses of $11,000 for the three months ended March 31, 2023.  The Corporation’s investments in these agencies are classified as Level 2.

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

Derivative asset/liability – interest rate swaps on loans. The Corporation recognizes interest rate swaps at fair value.  The Corporation has contracted with a third party vendor to provide valuations for these interest rate swaps using the discounted cash flow method. All of the Corporation’s interest rate swaps on loans are classified as Level 2.

Derivative asset/liability – cash flow hedges. The Corporation recognizes cash flow hedges at fair value. The Corporation has contracted with a third party vendor to provide valuations for these cash flow hedges using the discounted cash flow method.  All of the Corporation’s cash flow hedges are classified as Level 2.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis. The fair value of forward sales of mortgage loans were not material to the consolidated financial statements of the Corporation at March 31, 2023 or December 31, 2022.

	March 31, 2023
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$56,955	$—	$56,955
U.S. government agencies and corporations	—	126,096	—	126,096
Mortgage-backed securities	—	182,491	—	182,491
Obligations of states and political subdivisions	—	126,039	—	126,039
Corporate and other debt securities	—	22,044	—	22,044
Total securities available for sale	—	513,625	—	513,625
Loans held for sale	—	26,330	—	26,330
Other investments	—	3,426	—	3,426
Derivatives
IRLC	—	907	—	907
Interest rate swaps on loans	—	4,837	—	4,837
Cash flow hedges	—	1,589	—	1,589
Total assets	$—	$550,714	$—	$550,714

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$4,837	$—	$4,837
Total liabilities	$—	$4,837	$—	$4,837

	December 31, 2022
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$58,833	$—	$58,833
U.S. government agencies and corporations	—	130,274	—	130,274
Mortgage-backed securities	—	179,918	—	179,918
Obligations of states and political subdivisions	—	120,827	—	120,827
Corporate and other debt securities	—	22,739	—	22,739
Total securities available for sale	—	512,591	—	512,591
Loans held for sale	—	14,259	—	14,259
Other investments	—	3,649	—	3,649
Derivatives
IRLC	—	391	—	391
Interest rate swaps on loans	—	6,328	—	6,328
Cash flow hedges	—	1,941	—	1,941
Total assets	$—	$539,159	$—	$539,159

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$6,328	$—	$6,328
Total liabilities	$—	$6,328	$—	$6,328

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

At March 31, 2023 and December 31, 2022 there was no OREO that was measured at fair value.

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

	Carrying	Fair Value Measurements at March 31, 2023 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$87,201	$84,220	$2,929	$—	$87,149
Securities available for sale	513,625	—	513,625	—	513,625
Loans, net	1,632,361	—	—	1,580,814	1,580,814
Loans held for sale	26,330	—	26,330	—	26,330
Other investments	3,426	—	3,426	—	3,426
Derivatives
IRLC	907	—	907	—	907
Interest rate swaps on loans	4,837	—	4,837	—	4,837
Cash flow hedges	1,589	—	1,589	—	1,589
Bank-owned life insurance	21,015	—	21,015	—	21,015
Accrued interest receivable	8,856	8,856	—	—	8,856
Financial liabilities:
Demand and savings deposits	1,500,388	1,500,388	—	—	1,500,388
Time deposits	495,410	—	488,388	—	488,388
Borrowings	194,936	—	183,423	—	183,423
Derivatives
Interest rate swaps on loans	4,837	—	4,837	—	4,837
Accrued interest payable	1,612	1,612	—	—	1,612

	Carrying	Fair Value Measurements at December 31, 2022 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$28,898	$26,661	$2,189	$—	$28,850
Securities available for sale	512,591	—	512,591	—	512,591
Loans, net	1,595,200	—	—	1,538,062	1,538,062
Loans held for sale	14,259	—	14,259	—	14,259
Other investments	3,649	—	3,649	—	3,649
Derivatives
IRLC	391	—	391	—	391
Interest rate swaps on loans	6,328	—	6,328	—	6,328
Cash flow hedges	1,941	—	1,941	—	1,941
Bank-owned life insurance	20,909	—	20,909	—	20,909
Accrued interest receivable	8,982	8,982	—	—	8,982
Financial liabilities:
Demand and savings deposits	1,622,566	1,622,566	—	—	1,622,566
Time deposits	381,294	—	374,267	—	374,267
Borrowings	85,943	—	71,906	—	71,906
Derivatives
Interest rate swaps on loans	6,328	—	6,328	—	6,328
Accrued interest payable	950	950	—	—	950

NOTE 11: Business Segments

The Corporation operates in a decentralized fashion in three business segments: community banking, mortgage banking and consumer finance. The community banking segment comprises C&F Bank, C&F Wealth Management, C&F Insurance and CVB Title.  Revenues from community banking operations consist primarily of net interest income related to investments in loans and securities and outstanding deposits and borrowings, fees earned on deposit accounts, debit card interchange activity, and net revenues from offering wealth management services and insurance products through third-party service providers.  Through C&F Mortgage, mortgage banking operating revenues consist principally of gains on sales of loans in the secondary market, mortgage banking fee income related to loan originations, fees earned by providing mortgage loan origination functions to third-party lenders, and net interest income on mortgage loans held for sale. Revenues from consumer finance operations through C&F Finance consist primarily of net interest income earned on purchased retail installment sales contracts.

The standalone Corporation’s revenues and expenses are comprised primarily of interest expense associated with the Corporation’s trust preferred capital notes and subordinated debt, general corporate expenses, and changes in the value of the rabbi trust and deferred compensation liability related to its nonqualified deferred compensation plan.  The results of the Corporation, which includes funding and operating costs that are not allocated to the business segments, are included in the column labeled “Other” in the tables below.

	Three Months Ended March 31, 2023
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$23,131	$296	$11,508	$—	$(5,630)	$29,305
Interest expense	3,743	62	5,607	603	(5,668)	4,347
Net interest income	19,388	234	5,901	(603)	38	24,958
Gain on sales of loans	—	1,857	—	—	(63)	1,794
Other noninterest income	3,910	1,001	39	757	(58)	5,649
Net revenue	23,298	3,092	5,940	154	(83)	32,401

Provision for credit losses	450	—	1,600	—	—	2,050
Noninterest expense	14,935	2,798	3,634	1,050	(16)	22,401
Income (loss) before taxes	7,913	294	706	(896)	(67)	7,950
Income tax expense (benefit)	1,495	67	197	(287)	(19)	1,453
Net income (loss)	$6,418	$227	$509	$(609)	$(48)	$6,497

Other data:
Capital expenditures	$515	$—	$—	$—	$—	$515
Depreciation and amortization	$864	$24	$100	$—	$—	$988

	Three Months Ended March 31, 2022
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$15,038	$488	$9,578	$—	$(2,873)	$22,231
Interest expense	1,173	120	2,768	582	(2,888)	1,755
Net interest income	13,865	368	6,810	(582)	15	20,476
Gain on sales of loans	—	2,708	—	—	(13)	2,695
Other noninterest income	3,924	1,321	66	(1,260)	(17)	4,034
Net revenue	17,789	4,397	6,876	(1,842)	(15)	27,205

Provision for loan losses	(700)	22	350	—	—	(328)
Noninterest expense	14,172	3,226	3,694	(867)	(14)	20,211
Income (loss) before taxes	4,317	1,149	2,832	(975)	(1)	7,322
Income tax expense (benefit)	800	283	770	(266)	—	1,587
Net income (loss)	$3,517	$866	$2,062	$(709)	$(1)	$5,735

Other data:
Capital expenditures	$1,113	$26	$17	$—	$—	$1,156
Depreciation and amortization	$969	$63	$103	$—	$—	$1,135

	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Total assets at March 31, 2023	$2,313,798	$38,852	$480,439	$41,587	$(434,343)	$2,440,333
Total assets at December 31, 2022	$2,206,299	$24,500	$479,864	$43,241	$(421,587)	$2,332,317

The community banking segment extends two warehouse lines of credit to the mortgage banking segment, providing a portion of the funds needed to originate mortgage loans. The community banking segment charges the mortgage banking segment interest at the daily FHLB advance rate plus a spread ranging from 50 basis points to 175 basis points. The community banking segment also provides the consumer finance segment with a portion of the funds needed to purchase loan contracts by means of variable rate notes that carry interest at one-month term SOFR plus 211.5 basis points, with a floor of 3.5 percent and a ceiling of 6.0 percent, and fixed rate notes that carry interest at rates ranging from 2.8 percent to 5.1 percent. The community banking segment acquires certain residential real estate loans from the mortgage banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. In addition to unallocated expenses recorded by the holding company, certain overhead costs are incurred by the community banking segment and are not allocated to the mortgage banking and consumer finance segments.

NOTE 12: Commitments and Contingent Liabilities

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of loan commitments at the Bank was $413.78 million at March 31, 2023 and $394.75 million at December 31, 2022, which does not include IRLCs at the mortgage banking segment, which are discussed in Note 13.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $15.06 million at March 31, 2023 and $16.26 million at December 31, 2022.

The mortgage banking segment sells the majority of the residential mortgage loans it originates to third-party investors. Additionally, the community banking segment purchases residential mortgage loans from the mortgage banking segment under terms and conditions similar to third-party investors. As is customary in the industry, the agreements with these investors require the mortgage banking segment to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the investors are entitled to make loss claims and repurchase requests of the mortgage banking segment for loans that contain covered deficiencies. The mortgage banking segment has obtained early payment default recourse waivers for a portion of its business. Recourse periods for early payment default for the remaining investors vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. The mortgage banking segment maintains an allowance for indemnifications that represents management’s estimate of losses that are probable of arising under these recourse provisions. As performance data for loans that have been sold is not made available to the mortgage banking segment by the investors, the estimate of potential losses is inherently subjective and is based on historical indemnification payments and management’s assessment of current conditions that may contribute to indemnified losses on mortgage loans that have been sold in the secondary market.  For the three months ended March 31, 2023 and 2022, the Corporation recorded no provision for indemnifications and a reversal of provision for indemnifications of $583,000, respectively, which is included in “Noninterest Expenses – Other” on the Consolidated Statements of Income. No indemnification payments were made during the three months ended March 31, 2023 or 2022. The allowance for indemnifications was $2.39 million at both March 31, 2023 and December 31, 2022.

NOTE 13: Derivative Financial Instruments

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

Cash flow hedges.  The Corporation designates interest rate swaps as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Corporation’s trust preferred capital notes. These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Corporation’s borrowings for fixed-rate interest payments.  Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Corporation assesses the effectiveness of each hedging relationship quarterly. If the Corporation determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of March 31, 2023, the Corporation has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2024 and June 2029.

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

Mortgage banking.  The mortgage banking segment enters into IRLCs with customers to originate loans for which the interest rates are determined (or “locked”) prior to funding. The mortgage banking segment is exposed to interest rate risk through fixed-rate IRLCs and mortgage loans from the time that interest rates are locked until the loans are sold in the secondary market. The mortgage banking segment mitigates this interest rate risk by entering into forward sales contracts with investors, which at times includes the community banking segment, at the time that interest rates are locked for mortgage loans to be delivered on a best efforts basis. IRLCs are derivative financial instruments and are reported at fair value in other assets and other liabilities in the Consolidated Balance Sheets, along with the changes in fair value of the related forward sales of loans.  Changes in the fair value of mortgage banking derivatives are recorded as a component of gains on sales of loans.

At March 31, 2023, the mortgage banking segment had $70.54 million of IRLCs and $30.12 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $100.66 million in mortgage loans.

At December 31, 2022, the mortgage banking segment had $42.28 million of IRLCs and $16.41 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $58.69 million in mortgage loans.

The following tables summarize key elements of the Corporation’s derivative instruments.

	March 31, 2023
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$1,589	$—
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	82,002	—	4,837
Matched interest rate swaps with counterparty	82,002	4,837	—
Mortgage banking contracts:
IRLCs	70,540	907	—

	December 31, 2022
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$1,941	$—
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	85,856	—	6,328
Matched interest rate swaps with counterparty	85,856	6,328	—
Mortgage banking contracts:
IRLCs	42,284	391	—

The Corporation and the Bank are required to maintain cash collateral with dealer counterparties for interest rate swap relationships in a loss position. At both March 31, 2023 and December 31, 2022, there was no cash collateral maintained with dealer counterparties.

NOTE 14: Other Noninterest Expenses

The following table presents the significant components in the Consolidated Statements of Income line “Noninterest Expenses-Other.”

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Data processing fees	$2,682	$2,601
Professional fees	595	752
Marketing and advertising expenses	401	468
Insurance expense	396	229
Mortgage banking loan processing expenses	258	502
Travel and educational expenses	348	442
Telecommunication expenses	275	367
Provision for indemnifications	—	(583)
All other noninterest expenses	1,504	1,368
Total other noninterest expenses	$6,459	$6,146

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

The following table presents selected financial performance highlights for the periods indicated:

TABLE 1: Financial Performance Highlights

(Dollars in thousands, except for per share data)	Three Months Ended March 31,
	2023	2022
Net Income (Loss):
Community Banking	$6,418	$3,517
Mortgage Banking	227	866
Consumer Finance	509	2,062
Other	(657)	(710)
Consolidated net income	$6,497	$5,735

Earnings per share - basic and diluted	$1.86	$1.59

Annualized return on average equity	12.87%	10.99%
Annualized return on average assets	1.10%	1.01%
Annualized return on average tangible common equity[1]	14.93%	12.61%
[1]

Return on average tangible common equity (ROTCE), which excludes the effect of intangible assets, is a non-GAAP financial measure.  Refer to “Use of Certain Non-GAAP Financial Measures,” below, for information about these non-GAAP financial measures, including a quantitative reconciliation to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

Consolidated net income increased $762,000 for the first quarter of 2023 compared to the same period in 2022 due primarily to higher net income of the community banking segment, partially offset by lower net income of the mortgage banking segment and the consumer finance segment.

A discussion of the performance of our business segments is included under the heading “Business Segments” in the “Results of Operations” section of this discussion and analysis.

Key highlights for the three months ended March 31, 2023 are as follows.

●	Community banking segment loans grew $37.6 million, or 13.0 percent annualized, and $162.8 million, or 15.7%, compared to December 31, 2022 and March 31, 2022, respectively;
●	Consumer finance segment loans grew $601 thousand, or less than 1 percent annualized, and $78.4 million, or 19.8%, compared to December 31, 2022 and March 31, 2022, respectively;
●	Deposits decreased $8.1 million, or 1.6 percent annualized, and increased $26.1 million, or 1.3%, compared to December 31, 2022 and March 31, 2022, respectively;
●	The community banking segment’s borrowing availability increased to $658.3 million at March 31, 2023, up from $432.6 million at December 31, 2022;
●	Uninsured deposits, excluding intercompany cash holdings and public deposits, which are secured with pledged investments, were approximately $418.8 million, or 21.0 percent of total deposits at March 31, 2023;
●	The community banking segment recorded provision for credit losses of $450,000 for the first quarter of 2023 and recorded net reversals of provision for credit losses of $700,000 for the first quarter of 2022;
●	The consumer finance segment recorded provision for credit losses of $1.6 million and $350,000 for the first quarters of 2023 and 2022, respectively;
●	Consolidated annualized net interest margin was 4.52 percent for the first quarter of 2023, compared to 3.93 percent and 4.65 percent for the first quarter of 2022 and fourth quarter of 2022, respectively;
●	The consumer finance segment experienced net charge-offs at an annualized rate of 1.77 percent of average total loans for the first quarter of 2023, compared to 0.04 percent for the first quarter of 2022;
●	Mortgage banking segment loan originations increased 3.3 percent and decreased 39.0 percent for the first quarter of 2023 compared to the fourth quarter of 2022 and first quarter of 2022, respectively; and
●	On January 1, 2023, the Corporation adopted the Current Expected Credit Loss (CECL) methodology for estimating credit losses, which resulted in a decrease to opening retained earnings of $1.1 million.

Capital Management and Dividends

Total equity was $203.2 million at March 31, 2023, compared to $196.2 million at December 31, 2022. Under regulatory capital standards, the Corporation’s tier 1 capital and total capital ratios at March 31, 2023 were 12.6 percent and 15.1 percent, respectively, compared to 12.8 percent and 15.4 percent, respectively, at December 31, 2022. At March 31, 2023, the book value per share of the Corporation’s common stock was $58.81, and tangible book value per share, which is a non-GAAP financial measure, was $51.03, compared to $56.27 and $48.54, respectively, at December 31, 2022.

Total equity increased $7.0 million at March 31, 2023 compared to December 31, 2022, due primarily to net income and lower unrealized losses in the market value of securities available for sale, which are recognized as a component of other comprehensive loss.  The Corporation’s securities available for sale are fixed income debt securities, and their unrealized loss position is a result of rising market interest rates since they were purchased. The Corporation expects to recover its investments in debt securities through scheduled payments of principal and interest, and unrealized losses are not expected to affect the earnings or regulatory capital of the Corporation or the Bank.

For the first quarter of 2023, the Corporation’s 44 cents per share cash dividend equated to a payout ratio of 23.7 percent of earnings per share. The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital levels and requirements and expected future earnings. In making its decision on the payment of dividends on the Corporation’s common stock, the Corporation’s Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.

The Corporation has a share repurchase program that was authorized by the Board of Directors in November 2022 to repurchase up to $10.0 million of the Corporation’s common stock through December 31, 2023.  During the first quarter of 2023, the Corporation repurchased 35,984 shares, or $2.1 million of its common stock under this share repurchase program.

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

Allowance for Credit Losses: We establish the allowance for credit losses through charges to earnings in the form of a provision for credit losses. Loan losses are charged against the allowance for credit losses for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent, when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance represents management’s current estimate of expected credit losses over the contractual term of loans held for investment, and is recorded at an amount that, in management’s judgment, reduces the recorded investment in loans to the net amount expected to be collected. Management’s judgment in determining the level of the allowance is based on evaluations of historical loan losses, current conditions and reasonable and supportable forecasts relevant to the collectability of loans. The measurement of the allowance for credit losses on commercial and consumer loans is based in part on forecasts of the national unemployment rate, which we believe to be indicative of risk factors related to the collectability of commercial and consumer loans. In addition, management’s estimate of expected credit losses is based on the remaining life of loans held for investment, and changes in expected prepayment behavior may result in changes in the remaining life of loans and expected credit losses. Management also assesses the risk of credit losses arising from changes in general market, economic and business conditions; the nature and volume of the loan portfolio; the volume and severity of delinquencies and adversely classified loan balances and the value of underlying collateral in determining the recorded balance of the allowance for credit losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. In evaluating the level of the allowance, we consider a range of possible assumptions and outcomes related to the various factors identified above. The level of the allowance is particularly sensitive to changes in the actual and forecasted national unemployment rate and changes in current conditions or reasonably expected future conditions affecting the collectability of loans.

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

For further information concerning accounting policies, refer to Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 1: Summary of Significant Accounting Policies” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three months ended March 31, 2023 and 2022. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented. Average balances of securities available for sale are included at amortized cost. Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect.

Accretion and amortization of fair value purchase adjustments related to business combinations are included in the computation of yields on loans and investments and on the costs of deposits and borrowings. The accretion contributed approximately 8 basis points and 5 basis points to the yields on community banking segment loans and total loans, respectively, for the first quarter of 2023, and 4 basis points to both the yield on total earning assets and net interest margin for the first quarter of 2023, compared to approximately 14 basis points and 10 basis points to the yields on community banking segment loans and total loans, respectively, for the first quarter of 2022, and 7 basis points to both the yield on total earning assets and net interest margin, for the first quarter of 2022.

TABLE 2: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended March 31,
	2023			2022
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$462,200	$2,451	2.12%	$335,805	$1,291	1.54%
Tax-exempt	98,854	781	3.16	71,202	442	2.48
Total securities	561,054	3,232	2.30	407,007	1,733	1.70
Loans:
Community banking segment	1,172,164	14,302	4.95	1,023,397	10,444	4.14
Mortgage banking segment	19,076	296	6.29	59,942	488	3.30
Consumer finance segment	475,225	11,509	9.82	381,115	9,578	10.19
Total loans	1,666,465	26,107	6.35	1,464,454	20,510	5.68
Interest-bearing deposits in other banks	25,911	176	2.75	255,027	106	0.17
Total earning assets	2,253,430	29,515	5.30	2,126,488	22,349	4.26
Allowance for credit losses	(41,044)			(40,778)
Total non-earning assets	154,990			177,118
Total assets	$2,367,376			$2,262,828

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$384,493	583	0.61	$336,111	140	0.17
Money market deposit accounts	348,524	592	0.69	361,850	218	0.24
Savings accounts	225,411	34	0.06	223,104	29	0.05
Certificates of deposit	434,801	1,820	1.70	415,930	718	0.70
Total interest-bearing deposits	1,393,229	3,029	0.88	1,336,995	1,105	0.34
Borrowings:
Repurchase agreements	35,260	81	0.92	32,724	37	0.45
Other borrowings	105,421	1,237	4.69	55,707	613	4.40
Total borrowings	140,681	1,318	3.75	88,431	650	2.94
Total interest-bearing liabilities	1,533,910	4,347	1.14	1,425,426	1,755	0.50
Noninterest-bearing demand deposits	591,709			585,922
Other liabilities	39,901			42,725
Total liabilities	2,165,520			2,054,073
Equity	201,856			208,755
Total liabilities and equity	$2,367,376			$2,262,828
Net interest income		$25,168			$20,594
Interest rate spread			4.16%			3.76%
Interest expense to average earning assets			0.78%			0.33%
Net interest margin			4.52%			3.93%

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

TABLE 3: Rate-Volume Recap

	Three Months Ended March 31, 2023 from 2022
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans:
Community banking segment	$2,213	$1,645	$3,858
Mortgage banking segment	270	(462)	(192)
Consumer finance segment	(359)	2,290	1,931
Securities:
Taxable	580	580	1,160
Tax-exempt	140	199	339
Interest-bearing deposits in other banks	247	(177)	70
Total interest income	3,091	4,075	7,166
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	420	23	443
Money market deposit accounts	382	(8)	374
Savings accounts	5	—	5
Certificates of deposit	1,068	34	1,102
Total interest-bearing deposits	1,875	49	1,924
Borrowings:
Repurchase agreements	41	3	44
Other borrowings	43	581	624
Total interest expense	1,959	633	2,592
Change in net interest income	$1,132	$3,442	$4,574

Net interest income, on a taxable-equivalent basis, for the first quarter of 2023 increased to $25.2 million, compared to $20.6 million for the first quarter of 2022, due primarily to an increase in net interest margin and higher average balances of earning assets.  Annualized net interest margin increased 59 basis points to 4.52 percent for the first quarter of 2023, relative to the first quarter of 2022, due primarily to the effect of rising interest rates on yields of earning assets, which repriced more quickly than interest-bearing liabilities, partially offset by rising costs associated with deposits and higher average balances of higher cost borrowings. The yield on interest-earning assets increased by 104 basis points for the first quarter of 2023, compared to the same period in 2022.  The cost of interest-bearing liabilities increased by 64 basis points for the first quarter of 2023, compared to the same period of 2022.  Average earning assets increased $126.9 million for the first quarter of 2023 compared to the same period of 2022.

Average loans, which includes both loans held for investment and loans held for sale, increased $202.0 million to $1.7 billion for the first quarter of 2023 compared to the same period in 2022. Average loans at the community banking segment increased $148.8 million, or 14.5 percent, for the first quarter of 2023 compared to the same period in 2022. The increase in average loans at the community banking segment resulted primarily from growth in the commercial real estate and residential mortgage segments of the loan portfolio. Average loans at the consumer finance segment increased $94.1 million, or 24.7 percent, for the first quarter of 2023 compared to the same period in 2022 due primarily to growth in the automobile segment of the loan portfolio. Average loans at the mortgage banking segment, which consist primarily of loans held for sale, decreased $40.9 million, or 68.2 percent, for the first quarter of 2023 compared to the same period in 2022, due primarily to lower mortgage loan production volume as a result of conditions in the mortgage markets and rising interest rates on mortgage loans.

The community banking segment average loan yield increased 81 basis points to 4.95 percent for the first quarter of 2023 compared to the same period in 2022 due primarily to the effects of rising interest rates. The consumer finance segment average loan yield decreased 37 basis points to 9.82 percent for the first quarter of 2023 compared to the same period in 2022, due to the consumer finance segment continuing to pursue loan contracts of higher credit quality and lower average yields. On a linked quarter basis, the trend of falling yields on consumer finance loans reversed in the first quarter of 2023 as new loan originations were brought on at higher interest rates, due to current higher market interest rates. Average consumer finance segment loan yield increased by 19 basis points for the first quarter of 2023 from 9.63 basis points in the fourth quarter of 2022. The mortgage banking segment average loan yield increased 299 basis points to 6.29 percent for the first quarter of 2023 compared to the same period in 2022, due to higher mortgage interest rates.

Average securities available for sale increased $154.0 million for the first quarter of 2023 compared to the same period in 2022, due primarily to higher purchases of securities issued by the U.S. Treasury, government agencies and corporations and obligations of states and political subdivisions. The average yield on the securities portfolio on a taxable-equivalent basis increased 60 basis points to 2.30 percent for the first quarter of 2023 compared to the first quarter of 2022, due primarily to rising interest rates during 2022, which allowed for purchases of securities at higher yields.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the Federal Reserve Bank, decreased $229.1 million for the first quarter of 2023 due primarily to utilizing cash to fund growth in loans and securities. The average yield on interest-bearing deposits in other banks increased 258 basis points for the first quarter of 2023 compared to the same period in 2022 due to rising interest rates during 2022.  The Federal Reserve Bank increased the interest rate on excess cash reserve balances from 0.15 percent at December 31, 2021 to 4.40 percent by the end of 2022 and to 4.90 percent by the end of the first quarter of 2023.

Average money market, savings and interest-bearing demand deposits increased $37.4 million for the first quarter of 2023 compared to the same period in 2022, due primarily to growth in consumer and business checking. Average time deposits increased $18.9 million for the first quarter of 2023, compared to the same period in 2022, due primarily to customers seeking higher yielding opportunities as a result of rising interest rates paid on time deposits.  Average noninterest-bearing demand deposits increased $5.8 million for the first quarter of 2023 compared to the same period in 2022.  The average cost of interest-bearing deposits increased 54 basis point for the first quarter of 2023 compared to the same period in 2022, due primarily to higher rates on deposits.

Average borrowings increased $52.3 million for the first quarter of 2023 compared to the same period in 2022 due primarily to increases in short-term Federal Home Loan Bank of Atlanta (FHLB) borrowings to support lending activities. The average cost of borrowings increased 81 basis points for the first quarter of 2023 compared to the same period in 2022 with the mix of borrowings shifting from lower cost repurchase agreements to FHLB borrowings.

The Corporation believes that higher interest rates will continue to have a positive effect on yields of variable rate loans, new loan originations and purchases of securities available for sale. The Corporation also expects the cost of deposits to continue to rise amid competition for deposits and due to repricing of time deposits upon maturity, and that a portion of the Corporation’s funding will continue to be drawn from borrowings in the near term, resulting in a higher cost of funds.  The rate of increase in the cost of funds is expected to exceed the increase in interest-earning asset yields, therefore decreasing net interest margin for the remainder of the 2023. The effect of these factors on the Corporation’s net interest margin will depend on a number of factors, including the Corporation’s ability to continue to grow loans at the community banking segment and consumer finance segment and competition for loans and the Corporation’s ability to compete for deposits and its reliance on borrowings. The Corporation can give no assurance as to the timing or extent of further increases in market interest rates or the impact of rising interest rates or any other factor on the Corporation's net interest margin.  Alternatively, if market interest rates begin to decline, the Corporation’s net interest margin would be adversely affected as the Corporation generally expects its assets to reprice more quickly than its deposits and borrowings.

Noninterest Income

TABLE 4: Noninterest Income

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Gains on sales of loans	$1,794	$2,695
Interchange income	1,520	1,430
Service charges on deposit accounts	1,048	1,046
Wealth management services income, net	614	647
Mortgage banking fee income	494	853
Mortgage lender services income	451	424
Other service charges and fees	391	374
Investment income in other equity interests	113	138
Net losses on sales, maturities and calls of available for sale securities	(5)	—
Other income (loss), net	1,023	(878)
Total noninterest income	$7,443	$6,729

Total noninterest income increased $714,000, or 10.6 percent, for the first quarter of 2023 compared to the same period in 2022. The increase was due primarily to fluctuations in unrealized gains and losses related to the Corporation’s nonqualified deferred compensation plan, included in other (loss) income, net and higher debit card interchange fees, partially offset by lower volume of mortgage loan production, which resulted in lower gains on sales of loans and mortgage banking fee income.

The Corporation recognized unrealized gains related to its nonqualified deferred compensation plan of $767,000 for the first quarter of 2023 compared to unrealized losses of $1.3 million for the same period in 2022. Unrealized gains and losses in the Corporation’s nonqualified deferred compensation plan are offset by changes in deferred compensation, recorded in salaries and employee benefits expense.

Noninterest Expense

TABLE 5: Noninterest Expense

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Salaries and employee benefits	$13,898	$11,856
Occupancy expense	2,044	2,209
Other expenses:
Data processing	2,682	2,601
Professional fees	595	752
Mortgage banking loan processing expenses	258	502
Provision for indemnifications	—	(583)
Other expenses	2,924	2,874
Total other expenses	6,459	6,146
Total noninterest expense	$22,401	$20,211

Total noninterest expenses increased $2.2 million, or 10.8 percent, in the first quarter of 2023 compared to the same period in 2022, due primarily to increases in salaries and employee benefits related to increases in line with employment market conditions and increased deferred compensation, partially offset by lower expenses tied to mortgage loan production volume reported in mortgage banking loan processing expenses and reversal of provision for indemnifications in 2022.

Changes in deferred compensation liabilities increased salaries and employee benefits expense by $767,000 in the first quarter of 2023 and decreased salaries and employee benefits expense by $1.3 million in the first quarter of 2022, and were offset in both periods by unrealized gains and losses, respectively, recorded in noninterest income.

Income Taxes

The Corporation’s consolidated effective income tax rate was 18.3 percent and 21.7 percent for the first quarter of 2023 and 2022, respectively. The Corporation’s consolidated effective tax rate for the first quarter of 2023 was lower compared to the same period in 2022 primarily as a result of a lower share of income at the consumer finance and mortgage banking segments, which are subject to state income taxes.

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

TABLE 6: Community Banking Segment Operating Results

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Interest income	$23,131	$15,038
Interest expense	3,743	1,173
Net interest income	19,388	13,865
Provision for credit losses	450	(700)
Net interest income after provision for credit losses	18,938	14,565
Noninterest income:
Interchange income	1,520	1,430
Service charges on deposit accounts	1,062	1,060
Wealth management services income, net	614	647
Investment income in other equity interests	113	138
Other income, net	601	649
Total noninterest income	3,910	3,924
Noninterest expense:
Salaries and employee benefits	8,926	8,487
Occupancy expense	1,621	1,718
Data processing	2,119	1,937
Other expenses	2,269	2,030
Total noninterest expenses	14,935	14,172
Income before income taxes	7,913	4,317
Income tax expense	1,495	800
Net income	$6,418	$3,517

The community banking segment reported net income of $6.4 million for the first quarter of 2023 compared to $3.5 million for the same period in 2022. The increase of $2.9 million for the first quarter of 2023 compared to the same period in 2022 was due primarily to higher net interest income, partially offset by (1) an increase in provision for credit losses, (2) higher salaries and employee benefits which increased in line with employment market conditions, and (3) an increase in FDIC assessment expenses due primarily to statutory increases applicable to all insured depository institutions, recorded in other expenses.

Net interest income for the community banking segment increased by $5.5 million to $19.4 million for the first quarter of 2023 compared to the same period in 2022. The increase was due primarily to the effects of rising interest rates during 2022 on asset yields, including on variable rate loans to the consumer finance segment and higher average balances of interest-earning assets, including loans and securities. While the community banking segment expects loan yields to continue to rise, the cost of deposits is expected to rise at a faster pace therefore decreasing net interest margin for the remainder of the 2023.

The community banking segment recorded $450,000 in provision for credit losses for the first quarter of 2023 due primarily to growth in the loan portfolio. The community banking segment recorded a net reversal of provision for credit losses of $700,000 for the same period in 2022 due primarily to the resolution of certain impaired loans, which resulted in no losses being realized, and the reduction of certain qualitative adjustments to reserves. Noninterest income decreased for the first quarter of 2023 compared to the same period in 2022 as a result of lower wealth management services income and investment income in other equity interests, partially offset by higher debit card interchange income.  Noninterest expenses increased during the same period, driven primarily by higher salaries and employee benefits and FDIC assessment expenses.

Mortgage Banking:  The following table presents the mortgage banking operating results for the periods indicated.

TABLE 7: Mortgage Banking Segment Operating Results

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Interest income	$296	$488
Interest expense	62	120
Net interest income	234	368
Provision for credit losses	—	22
Net interest income after provision for credit losses	234	346
Noninterest income:
Gains of sales of loans	1,857	2,708
Mortgage banking fee income	538	856
Mortgage lender services fee income	451	424
Other income	12	41
Total noninterest income	2,858	4,029
Noninterest expense:
Salaries and employee benefits	1,740	2,112
Occupancy expense	261	322
Data processing	242	310
Other expenses	555	482
Total noninterest expenses	2,798	3,226
Income before income taxes	294	1,149
Income tax expense	67	283
Net income	$227	$866

The mortgage banking segment reported net income of $227,000 for the first quarter of 2023 compared to $866,000 for the same period in 2022. The decrease in net income of the mortgage banking segment for the first quarter of 2023 compared to the same period in 2022 was due primarily to lower volume of mortgage loan originations and reversal of provision for indemnifications in 2022, which is included in other expenses, partially offset by lower expenses tied to mortgage loan origination volume such as salaries and benefits, loan processing and data processing.

The following table presents mortgage loan originations and mortgage loans sold for the periods indicated.

TABLE 8: Mortgage Loan Originations

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Mortgage loan originations:
Purchases	$101,838	$141,550
Refinancings	13,977	48,354
Total mortgage loan originations[1]	$115,815	$189,904

Lock-adjusted originations[2]	$140,681	$207,590
1	Total mortgage loan originations does not include mortgage lender services.
2	Lock-adjusted originations includes an estimate of the effect of changes in the volume of mortgage loan applications in process that have not closed, net of volume not expected to close.

The rapid rise in mortgage interest rates during 2022, combined with higher home prices, has led to a substantial decline in mortgage loan originations for the mortgage industry.  Mortgage loan originations for the mortgage banking segment decreased 39.0 percent for the first quarter of 2023 compared to the same period in 2022.  Gains on sales of loans, while driven in part by mortgage loan originations, also includes the effects of changes in locked loan commitments, which reflect the volume of mortgage loan applications that are in process and have not closed. Lock-adjusted originations for the mortgage banking segment decreased 32.2 percent for the first quarter of 2023 compared to the same period in 2022. Locked loan commitments were $70.5 million at March 31, 2023, compared to $42.3 million at December 31, 2022 and $103.5 million at March 31, 2022.  Mortgage lender services fee income is derived from providing mortgage origination functions to third-party mortgage lenders for a fee. Mortgage lender services fee income increased for the first quarter of 2023 compared to the same period in 2022 as a result of an increase in the number of institutional customers.

The mortgage banking segment recorded no provision for indemnification losses for the first quarter of 2023 compared to a reversal of provision for indemnification losses of $583,000 for the same period in 2022.  The release of indemnification reserves in the first quarter of 2022 was due primarily to improvement in the mortgage banking segment’s assessment of borrower payment performance and other factors affecting expected losses on mortgage loans sold in the secondary market.  The mortgage banking segment increased reserves for indemnification losses during 2020 based on widespread forbearance on mortgage loans and economic uncertainty related to the COVID-19 pandemic.  To date, the mortgage banking segment has not made any payments for indemnification losses since the onset of the COVID-19 pandemic, and management believes that the indemnification reserve is sufficient to absorb losses related to loans that have been sold in the secondary market.

Consumer Finance:  The following table presents the consumer finance operating results for the periods indicated.

TABLE 9: Consumer Finance Segment Operating Results

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Interest income	$11,508	$9,578
Interest expense	5,607	2,768
Net interest income	5,901	6,810
Provision for credit losses	1,600	350
Net interest income after provision for credit losses	4,301	6,460

Noninterest income	39	66
Noninterest expense:
Salaries and employee benefits	2,253	2,324
Occupancy expense	161	169
Data processing	317	344
Other expenses	903	857
Total noninterest expenses	3,634	3,694
Income before income taxes	706	2,832
Income tax expense	197	770
Net income	$509	$2,062

The consumer finance segment reported net income of $509,000 for the first quarter of 2023 compared to $2.1 million for the same period in 2022. The decrease in consumer finance segment net income for the first quarter of 2023 as compared to the same period in 2022, was due primarily to margin compression resulting from increased borrowing costs on variable rate loans from the community banking segment and lower average yields on automobile loans and higher provision for credit losses, partially offset by loan growth.  Average loans outstanding increased $94.1 million, or 24.7%, for the first quarter of 2023 compared to the same period in 2022.

Provision for credit losses increased as a result of increased net charge-offs due primarily to an increase in the number of delinquent loans following a period of historically low delinquencies during the COVID-19 pandemic, a decline in wholesale values of used automobiles from a recent peak during the COVID-19 pandemic and continued recent challenges in repossessing automobiles due to a decline in the number of repossession agencies, which results in a fully charged-off loan when the automobile cannot be repossessed. If loan performance deteriorates, resulting in further elevated delinquencies or net charge-offs, or if values of used vehicles decline, provision for credit losses may increase in future periods.

ASSET QUALITY

Allowance and Provision for Credit Losses

We conduct an analysis of the collectability of the loan portfolio on a regular basis. We use this analysis to assess the sufficiency of the allowance for credit losses on loans and to determine the necessary provision for credit losses.

Upon adoption of ASC 326 on January 1, 2023, the Corporation segmented the loan portfolio into three loan portfolios based on common risk characteristics. The allowance for credit losses represents management’s current estimate of expected credit losses over the contractual term of loans held for investment, and is recorded at an amount that, in management’s judgment, reduces the recorded investment in loans to the net amount expected to be collected. Management’s judgment in determining the level of the allowance is based on evaluations of historical loan losses, current conditions and reasonable and supportable forecasts relevant to the collectability of loans. Loans that share common risk characteristics are evaluated collectively using a discounted cash flow approach for all loans except for overdraft balances, which are evaluated using a loss rate approach.  The discounted cash flow approach used by the Corporation utilizes loan-level cash flow projections and pool-level assumptions.

For commercial (except for loans to states and political subdivisions) and consumer loans, cash flow projections and estimated expected losses are based in part on forecasts of the national unemployment rate that are reasonable and supportable and external observations of historical loan losses. Forecasts of the national unemployment rate are derived from the Federal Open Markets Committee of the Federal Reserve Board. For periods beyond those for which reasonable and supportable forecasts are available, projections are based on a reversion of the national unemployment rate from the last forecast to a historical average level over the following six months. Cash flow projections and estimated expected losses for loans to states and political subdivisions are based on external loss observations for state and municipal debt obligations. For consumer finance loans, cash flow projections and estimated expected losses reflect historical average loss experience based on internal observations for auto loans and based on external loss observations for marine and recreational vehicle loans.

Management’s estimate of the allowance for credit losses on loans that are collectively evaluated also includes a qualitative assessment of available information relevant to assessing collectability that is not captured in the loss estimation process. Factors considered by management include changes and expected changes in general market, economic and business conditions; the nature and volume of the loan portfolio; the volume and severity of delinquencies and adversely classified loan balances and the value of underlying collateral. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.  The evaluation also considers the following risk characteristics that are inherent in the loan portfolio:

●	Commercial loans are comprised of mortgage loans on commercial real estate, real estate acquisition, development and constructions loans, and other business lending, and carry risks associated with the successful operation of a business or a real estate project and changes in the value of collateral. In addition to other risks associated with the ownership of real estate, the repayment of these loans may be dependent upon the profitability and cash flows of the business or project. Construction loans, which include loans to individuals for the construction of a residence that generally will be occupied by the borrower, also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure unrelated to the project. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much precision.
●	Consumer loans are comprised primarily of residential mortgage loans and home equity lines secured by residential real estate and carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

●	Consumer finance loans are comprised of indirect financing for purchases of automobiles and marine and recreational vehicles (RVs) and carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral, which are typically rapidly-depreciating vehicles. Consumer finance loans are more likely than real estate loans to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy.

Allowance for Credit Losses Methodology – Commercial and Consumer. The review process generally begins with management assigning loan ratings to individual loans and identifying problem loans to be reviewed on an individual basis. This review of individual loans is limited to those loans that have specific risk characteristics not shared by other loans or that may result in significant losses to the Corporation, while all other loans, which may include delinquent loans and loans classified as special mention or substandard, are evaluated collectively in pools that share common risk characteristics. The allowance for loans that are individually evaluated may be estimated based on their expected cash flows, or, in the case of loans for which repayment is expected substantially through the operation or sale of collateral when the borrower is experiencing financial difficulty, may be measured based on the fair value of the collateral less estimated costs to sell. For these collateral dependent loans, we obtain an updated appraisal if we do not have a current one on file.  Appraisals are performed by independent third party appraisers with relevant industry experience.  We may make adjustments to the appraised value based on recent sales of similar properties or general market conditions when appropriate.

Commercial and consumer loans are assigned loan classification ratings based on their credit quality and risk of loss. These loan ratings are reviewed on a quarterly basis and updated as new information becomes available. The characteristics of these loan ratings are as follows:

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

Allowance for Credit Losses Methodology – Consumer Finance. Cash flow projections and estimated expected losses reflect historical average loss experience based on internal observations for auto loans and based on external loss observations for marine and recreational vehicle loans. Automobile loans are evaluated in pools of loans that share the same internal credit rating based on borrowers’ credit scores at origination. The Corporation utilizes credit scores based on the methods developed and defined by the Fair Isaac Corporation (FICO) as a key indicator of the risk of loss to manage the portfolio and estimate the allowance for credit losses.  A FICO Score is a three-digit number based on the information in an applicant’s credit reports. It helps lenders determine how likely an applicant is to repay a loan. This, in turn, affects the loan amount that may be approved, repayment terms, and interest rate. The Corporation obtains FICO Scores in the credit reports provided by the car dealers that accept the consumer auto loan application, which may have been generated by any of the three major credit reporting bureaus, and also independently obtains a credit report on the borrower directly from Experian or Transunion. The Corporation utilizes an industry-specific FICO Score which is optimized for automobile credit products. Consumer finance loans are assigned a credit rating based on borrowers’ credit scores at the time of origination and are categorized within ranges of credit ratings used internally that parallel FICO Score rating bands. The Corporation monitors the consumer finance loan portfolio by past due status and by credit rating at the time of origination, which the Corporation believes serves as a relevant indicator of aggregate credit quality and risk of loan defaults in the portfolio based upon the use of FICO Scores over time for loan approval decisions and through experience analyzing loss patterns. The characteristics of these credit ratings are as follows:

●	Very Good and Good credit rated borrowers are near or above the average FICO Score of consumers. Borrowers generally have limited to no prior credit difficulties or have shown extensive creditworthiness over a recent period of time.

●	Fairly Good and Fair credit rated borrowers are approaching or slightly below the average FICO Score of consumers but typically have a credit profile acceptable to most lenders. Borrowers may have experienced minor credit difficulties or have a relatively limited credit history.

●	Marginal credit rated borrowers are well below the average FICO Score of consumers. Borrowers may have limited access to traditional financing due to having experienced prior credit difficulties or have a limited credit history. The risk of future charge-offs is higher.

In accordance with its policies and guidelines and consistent with industry practices, the consumer finance segment, at times, offers payment deferrals, whereby the borrower is allowed to move up to two payments within a twelve-month rolling period to the end of the loan. A fee will be collected for extensions only in states that permit it. An account for which all delinquent payments are deferred is classified as current at the time the deferment is granted and therefore is not included as a delinquent account. Thereafter, such an account is aged based on the timely payment of future installments in the same manner as any other account. We evaluate the results of this deferment strategy based upon the amount of cash installments that are collected on accounts after they have been deferred versus the extent to which the collateral underlying the deferred accounts has depreciated over the same period of time. Based on this evaluation, we believe that payment deferrals granted according to our policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections. Payment deferrals may affect the ultimate timing of when an account is charged off. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio and therefore increase the allowance for credit losses and related provision for credit losses.

The allowance for credit losses represents an amount that, in our judgment, reduces the recorded investment in loans to the net amount expected to be collected. The provision for credit losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. Balances and ratios presented as of March 31, 2023 are in accordance with ASC 326, whereas balances and ratios presented as of December 31, 2022 or a prior date are presented in accordance with the previously applicable GAAP.

The following tables present the Corporation’s credit loss experience for the periods indicated.

TABLE 10: Allowance for Credit Losses

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
Allowance for credit losses:
Balance at December 31, 2022	$11,219	$3,330	$25,969	$40,518
Impact of ASC 326 adoption on non-PCD loans	(617)	98	406	(113)
Impact of ASC 326 adoption on PCD loans	595	9	—	604
Provision charged to operations	233	117	1,600	1,950
Loans charged off	(16)	(89)	(3,108)	(3,213)
Recoveries of loans previously charged off	35	45	1,008	1,088
Balance at March 31, 2023	$11,449	$3,510	$25,875	$40,834

Average loans	$854,550	$319,740	$475,225	$1,649,515
Ratio of annualized net (recoveries) charge-offs to average loans	(0.01)%	0.06%	1.77%	0.52%
1	Consumer loans includes provision, charge-offs and recoveries related to demand deposit overdrafts.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer[1]	Finance	Total
Balance at December 31, 2021	$2,660	$856	$11,085	$593	$172	$24,791	$40,157
Provision charged to operations	(38)	37	(636)	(49)	8	350	(328)
Loans charged off	—	—	(11)	—	(48)	(1,313)	(1,372)
Recoveries of loans previously charged off	6	—	2	—	32	1,271	1,311
Balance at March 31, 2022	$2,628	$893	$10,440	$544	$164	$25,099	$39,768

Average loans	$215,211	$77,182	$692,024	$40,540	$8,188	$381,115	$1,414,260
Ratio of annualized net (recoveries) charge-offs to average loans	(0.01)%	—%	0.01%	—%	0.78%	0.04%	0.02%

1Consumer loans includes provision, charge-offs and recoveries related to demand deposit overdrafts.

For further information regarding the adequacy of our allowance for credit losses, refer to “Table 15: Nonperforming Assets” and the accompanying disclosure below.

The allocation of the allowance for credit losses and the ratio of corresponding outstanding loan balances to total loans are as follows as of the dates indicated. Balances and ratios presented as of March 31, 2023 are in accordance with ASC 326, whereas balances and ratios presented as of December 31, 2022 or a prior date are presented in accordance with the previously applicable GAAP.

TABLE 11: Allocation of Allowance for Credit Losses

March 31,
(Dollars in thousands)	2023
Allocation of allowance for credit losses:
Commercial	$11,449
Consumer	3,510
Consumer Finance	25,875
Total allowance for credit losses	$40,834
Ratio of loans to total period-end loans:
Commercial	51%
Consumer	21
Consumer Finance	28

100%

December 31,
(Dollars in thousands)	2022
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,622
Real estate—construction	788
Commercial, financial and agricultural	10,431
Equity lines	497
Consumer	211
Consumer finance	25,969
Total allowance for loan losses	$40,518
Ratio of loans to total period-end loans:
Real estate—residential mortgage	16%
Real estate—construction	4
Commercial, financial and agricultural	48
Equity lines	2
Consumer	1
Consumer finance[3]	29
100%

Loans are required to be measured at amortized cost and to be presented at the net amount expected to be collected. Off balance sheet credit exposures, including loan commitments, are not recorded on balance sheet, but expected credit losses arising from off balance sheet credit exposures are recorded as a reserve for unfunded commitments and reported in Other Liabilities. Credit losses on available for sale debt securities are accounted for as an allowance for credit losses, which is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value and the amount expected to be collected on the financial asset. The allowance for credit losses on loans and available for sale debt securities and the reserve for unfunded commitments are established through a provision for credit losses charged against earnings. Amounts reported for the three months ended March 31, 2023 are in accordance with ASC 326, whereas amounts reported for periods prior to January 1, 2023 are presented in accordance with the previously applicable GAAP.

The following table presents a breakdown of the provision for credit losses for the periods indicated:

TABLE 12: Provision for Credit Losses

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Provision for credit losses:
Provision (recovery) for loans	$1,950	$(328)
Provision for unfunded commitments	100	—
Total	$2,050	$(328)

Loans by credit quality indicators are presented in Table 13 below.  Balances presented as of March 31, 2023 are in accordance with ASC 326, whereas balances presented as of December 31, 2022 or a prior date are presented in accordance with the previously applicable GAAP.

TABLE 13: Credit Quality Indicators

Loans by credit quality indicators as of March 31, 2023 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Commercial real estate	$607,518	$1,024	$6,078	$—	$614,620
Commercial business	114,650	—	72	—	114,722
Construction - commercial real estate	53,801	—	—	—	53,801
Land acquisition and development	40,214	—	—	—	40,214
Builder lines	32,668	—	—	—	32,668
Construction - consumer real estate	12,552	—	—	—	12,552
Residential mortgage	276,924	246	782	154	278,106
Equity lines	43,294	36	5	108	43,443
Other consumer	7,911	—	—	—	7,911
	$1,189,532	$1,306	$6,937	$262	$1,198,037

2	At March 31, 2023, the Corporation did not have any loans classified as Doubtful or Loss.

(Dollars in thousands)	Very Good	Good	Fairly Good	Fair	Marginal	Total
Consumer finance - automobiles	$27,288	$94,470	$139,597	$108,918	$39,077	$409,350
Consume finance - marine and recreational vehicles	48,312	16,962	534	—	—	65,808
	$75,600	$111,432	$140,131	$108,918	$39,077	$475,158

Loans by credit quality indicators as of December 31, 2022 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$264,891	$518	$702	$156	$266,267
Real estate – construction [2]	59,675	—	—	—	59,675
Commercial, financial and agricultural [3]	776,387	738	5,856	—	782,981
Equity lines	43,147	40	5	108	43,300
Consumer	8,747	191	—	—	8,938
	$1,152,847	$1,487	$6,563	$264	$1,161,161

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance[4]	$473,632	$925	$474,557
1	At December 31, 2022, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.
4	Includes the Corporation’s automobile lending and marine and recreational vehicle lending.

The increase in non-pass rated loans at March 31, 2023 compared to December 31, 2022 was due primarily to the day-one amortized cost basis adjustment on certain purchased loans with credit deterioration (PCD loans) upon the adoption of ASC 326 of $580,000, partially offset by repayments.

Table 14 summarizes the Corporation’s credit ratios on a consolidated basis and Table 15 summarizes nonperforming assets by principal business segments as of March 31, 2023 and December 31, 2022.  Balances and ratios presented as of March 31, 2023 are in accordance with ASC 326, whereas balances and ratios presented as of December 31, 2022 or a prior date are presented in accordance with the previously applicable GAAP.

TABLE 14: Consolidated Credit Ratios

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Total loans[1]	$1,673,195	$1,635,718
Nonaccrual loans	$909	$1,189
ACL	$40,834	$40,518
Nonaccrual loans to total loans	0.05%	0.07%
ACL to total loans	2.44%	2.48%
ACL to nonaccrual loans	4,492.19%	3,407.74%
1	Total loans does not include loans held for sale at the mortgage banking segment.

TABLE 15: Nonperforming Assets

Community Banking Segment

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Total loans	$1,198,037	$1,160,454
Nonaccrual loans	$262	$115
Impaired loans[1]	n/a	$823
ACL	$14,959	$14,513
Nonaccrual loans to total loans	0.02%	0.01%
ACL to total loans	1.25%	1.25%
ACL to nonaccrual loans	5,709.54%	12,620.00%
Annualized year-to-date net charge-offs to average total loans	0.01%	0.02%
1	The adoption of ASC 326 replaced previous impaired loans and TDR accounting guidance, and the evaluation of the ACL includes loans previously designated as impaired or TDRs together with other loans that share similar risk characteristics.

Mortgage Banking Segment

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Total loans[1]	$—	$707
Nonaccrual loans	$—	$149
ACL	$—	$36
Nonaccrual loans to total loans	—%	21.07%
ACL to total loans	—%	5.09%
ACL to nonaccrual loans	—%	24.16%
Annualized year-to-date net charge-offs to average total loans	—%	—%
1	The servicing of all loans has been moved to the community banking segment as of March 31, 2023. Total loans does not include loans held for sale.

Consumer Finance Segment

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Total loans	$475,158	$474,557
Nonaccrual loans	$647	$925
Repossessed assets	$499	$352
ACL	$25,875	$25,969
Nonaccrual loans to total loans	0.14%	0.19%
ACL to total loans	5.45%	5.47%
ACL to nonaccrual loans	3,999.23%	2,807.46%
Annualized year-to-date net charge-offs to average total loans	1.77%	0.59%

The community banking segment’s nonaccrual loans were $262,000 at March 31, 2023 compared to $115,000 at December 31, 2022.  The community banking segment recorded $450,000 in provision for credit losses for the first quarter of 2023 due primarily to growth in the loan portfolio. The community banking segment recorded a net reversal of provision for credit losses of $700,000 for the same period in 2022 due primarily to the resolution of certain impaired loans, which resulted in no losses being realized, and the reduction of certain qualitative adjustments to reserves. At March 31, 2023, the allowance for credit losses increased to $15.0 million, compared to an allowance for loan losses of $14.5 million at December 31, 2022, due primarily to growth in the loan portfolio and the adoption of CECL, which resulted in an implementation adjustment on January 1, 2023 of $85,000. Management believes that the level of the allowance for credit losses is adequate to reflect the net amount expected to be collected.

Nonaccrual loans at the consumer finance segment were $647,000 at March 31, 2023, compared to $925,000 at December 31, 2022. Nonaccrual consumer finance loans remain low relative to the allowance for credit losses and the total consumer finance loan portfolio because the consumer finance segment generally initiates repossession of loan collateral once a loan becomes more than 60 days delinquent.  Repossessed vehicles of the consumer finance segment are classified as other assets and consist only of vehicles the Corporation has the legal right to sell.  Prior to the reclassification from loans to repossessed vehicles, the difference between the carrying amount of each loan and the fair value of each vehicle (i.e. the deficiency) is charged against the allowance for credit losses. At March 31, 2023, repossessed vehicles available for sale totaled $499,000, compared to $352,000 at December 31, 2022.

The consumer finance segment experienced net charge-offs at an annualized rate of 1.77 percent of average total loans for the first quarter of 2023, compared to 0.59 percent for the year ended December 31, 2022, due primarily to an increase in the number of delinquent loans following a period of historically low delinquencies during the COVID-19 pandemic, a decline in wholesale values of used automobiles from a recent peak during the COVID-19 pandemic and continued recent challenges in repossessing automobiles due to a decline in the number of repossession agencies, which results in a fully charged-off loan when the automobile cannot be repossessed.  At March 31, 2023, total delinquent loans as a percentage of total loans was 2.33 percent, compared to 2.78 percent at December 31, 2022 and 1.71 percent at March 31, 2022.  The allowance for credit losses was $25.9 million at March 31, 2023, compared to an allowance for loan losses of $26.0 million at December 31, 2022. The allowance for credit losses as a percentage of total loans decreased to 5.45 percent at March 31, 2023, compared to an allowance for loan losses as a percentage of total loans of 5.47 percent at December 31, 2022, primarily as a result of growth in loans with stronger credit quality while balances of loans with lower credit quality declined, partially offset by the adoption of CECL, which resulted in an implementation adjustment on January 1, 2023 of $406,000.

As discussed above, the consumer finance segment at times offers payment deferrals to borrowers as a portfolio management technique to achieve higher ultimate cash collections on select loan accounts. Average amounts of payment deferrals on a monthly basis, which are not included in delinquent loans, were 1.60 percent and 1.50 percent as a percentage of average automobile loans outstanding for the first quarter of 2023 and 2022, respectively.

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

The consumer finance segment’s focus has included non-prime borrowers and, therefore, the anticipated rates of delinquencies, defaults, repossessions and losses on the consumer finance loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by changes in general economic conditions. Changes in economic conditions may also affect consumer demand for used automobiles and values of automobiles securing outstanding loans, due to changes in demand or changes in levels of inventory of used automobiles, which may directly affect the amount of a loss incurred by the consumer finance segment in the event of default. While we manage the higher risk inherent in loans made to non-prime borrowers through the underwriting criteria, portfolio management and collection methods employed by the consumer finance segment, we cannot guarantee that these criteria or methods will afford adequate protection against these risks. Beginning in 2016 with the consumer finance segment’s implementation of a scorecard model for purchasing loan contracts, the credit-worthiness of borrowers at origination has improved for automobile loans purchased and the level of credit losses experienced has decreased. We cannot provide any assurance that the consumer finance segment’s net charge-off ratio will not increase in future periods.  However, we believe that the current allowance for credit losses is adequate to reflect the net amount expected to be collected on existing consumer finance segment loans that may become uncollectible. If factors influencing the consumer finance segment result in higher net charge-off ratios in future periods, the consumer finance segment may need to increase the level of its allowance for credit losses through additional provisions for credit losses, which could negatively affect future earnings of the consumer finance segment.

FINANCIAL CONDITION

At March 31, 2023, the Corporation had total assets of $2.4 billion, which was an increase of $108.0 million since December 31, 2022. The increase was attributable primarily to growth in loans held for investment and loans held for sale, funded in part by accessing brokered deposits and short-term borrowings. The significant components of the Corporation’s Consolidated Balance Sheets are discussed below.

Loan Portfolio

Tables 16 and 17 present information pertaining to the composition of loans held for investment and the maturity/repricing of certain loans held for investment, respectively.

TABLE 16: Summary of Loans Held for Investment

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$614,620	37%	$592,301	36%
Commercial business	114,722	7	118,605	7
Construction - commercial real estate	53,801	3	49,136	3
Land acquisition and development	40,214	2	37,537	2
Builder lines	32,668	2	34,538	2
Construction - consumer real estate	12,552	1	10,539	1
Residential mortgage	278,106	17	266,267	16
Equity lines	43,443	3	43,300	3
Other consumer	7,911	-	8,938	1
Consumer finance - automobiles	409,350	24	411,112	25
Consumer finance - marine and recreational vehicles	65,808	4	63,445	4
Subtotal	1,673,195	100%	1,635,718	100%
Less allowance for credit losses	(40,834)		(40,518)
Loans, net	$1,632,361		$1,595,200

The increase in total loans from December 31, 2022 to March 31, 2023 was due primarily to growth in commercial real estate and residential mortgage lending at the community banking segment.

TABLE 17: Maturity/Repricing Schedule of Loans Held for Investment

	March 31, 2023
(Dollars in thousands)	Commercial	Consumer	Consumer Finance	Total
Variable Rate:
Within 1 year	$243,337	$44,566	$—	$287,903
1 to 5 years	75,563	1,405	—	76,968
5 to 15 years	20,647	61	—	20,708
After 15 years	—	—	—	—
Fixed Rate:
Within 1 year	$35,465	$18,481	$5,329	$59,275
1 to 5 years	218,350	35,711	189,926	443,987
5 to 15 years	252,516	197,258	279,903	729,677
After 15 years	10,147	44,530	—	54,677

	$856,025	$342,012	$475,158	$1,673,195

Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At March 31, 2023 and December 31, 2022, all securities in the Corporation’s investment portfolio were classified as available for sale.

Table 18 sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 18: Securities Available for Sale

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. Treasury securities	$56,955	11%	$58,833	11%
U.S. government agencies and corporations	126,096	24	130,274	26
Mortgage-backed securities	182,491	36	179,918	35
Obligations of states and political subdivisions	126,039	25	120,827	24
Corporate and other debt securities	22,044	4	22,739	4
Total available for sale securities at fair value	$513,625	100%	$512,591	100%

Securities available for sale increased by $1.0 million to $513.6 million at March 31, 2023, compared to $512.6 million at December 31, 2022, due primarily to purchases of obligations of states and political subdivisions. Net unrealized losses in the market value of securities available for sale were $37.9 million at March 31, 2023 and net unrealized losses in the market value of securities available for sale were $44.5 million at December 31, 2022.  The increase in market value of securities available for sale during the first quarter of 2023 was primarily a result of decreases in unrealized losses.

For more information about the Corporation's securities available for sale, including information about securities in an unrealized loss position at March 31, 2023 and December 31, 2022, see Part I, Item 1, “Financial Statements” under the heading “Note 3: Securities” in this Quarterly Report on Form 10-Q.

Table 19 presents additional information pertaining to the composition of the securities portfolio at amortized cost, by the earlier of contractual maturity or expected maturity.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

TABLE 19: Maturity of Securities

	March 31, 2023
		Weighted
	Amortized	Average
(Dollars in thousands)	Cost	Yield [1]
U.S. Treasury securities:
Maturing within 1 year	$29,772	1.95%
Maturing after 1 year, but within 5 years	28,774	2.21
Total U.S. Treasury securities	58,546	2.08
U.S. government agencies and corporations:
Maturing within 1 year	52,374	2.66
Maturing after 1 year, but within 5 years	43,161	1.50
Maturing after 5 years, but within 10 years	33,148	1.50
Maturing after 10 years	8,194	2.09
Total U.S. government agencies and corporations	136,877	1.98
Mortgage-backed securities:
Maturing within 1 year	300	1.95
Maturing after 1 year, but within 5 years	89,126	1.96
Maturing after 5 years, but within 10 years	108,725	1.84
Maturing after 10 years	2,097	4.53
Total mortgage-backed securities	200,248	1.92
States and municipals:[1]
Maturing within 1 year	16,064	3.53
Maturing after 1 year, but within 5 years	51,734	2.61
Maturing after 5 years, but within 10 years	50,276	3.43
Maturing after 10 years	12,476	2.87
Total states and municipals	130,550	3.06
Corporate and other debt securities:
Maturing after 5 years, but within 10 years	24,756	3.54
Maturing after 10 years	500	4.50
Total corporate and other debt securities	25,256	3.56
Total securities:
Maturing within 1 year	98,510	2.58
Maturing after 1 year, but within 5 years	212,795	2.06
Maturing after 5 years, but within 10 years	216,905	2.35
Maturing after 10 years	23,267	2.68
Total securities	$551,477	2.29
1.	Yields on tax-exempt securities have been computed on a taxable-equivalent basis using the federal corporate income tax rate of 21 percent. The weighted average yield is calculated based on the relative amortized costs of the securities.

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first three months of 2023, deposits decreased $8.1 million to $2.00 billion at March 31, 2023. Noninterest bearing demand deposits decreased $9.1 million, savings and interest-bearing demand deposits decreased $113.1 million, and time deposits increased $114.1 million during the same period. This decrease in savings and interest-bearing demand deposits was due in part to a shift in balances toward time deposits as interest rates increased and to seasonal factors related to public deposits, which tend to increase with tax collections primarily in the fourth quarter of each year and decline with spending thereafter. The Corporation had $147.0 million in public deposits at March 31, 2023 compared to $178.9 million at December 31, 2022.

The Corporation had $25.0 million in brokered money market and time deposits outstanding at March 31, 2023 compared to $5,000 at December 31, 2022.  While traditional deposits declined during the first quarter of 2023, the Corporation may rely on brokered deposits on a limited basis as a means of maintaining and diversifying liquidity and funding sources.

Borrowings

Borrowings increased to $201.0 million at March 31, 2023 from $92.1 million at December 31, 2022 due primarily to increased short-term borrowings from the FHLB to support lending activities.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available for sale, totaled $188.4 million at March 31, 2023, compared to $325.7 million at December 31, 2022. The decrease in liquid assets was due in part to pledging additional securities available for sale in secured funding arrangements, as described below. The Corporation’s funding sources, including capacity, amount outstanding and amount available at March 31, 2023 are presented in Table 20.  The Corporation’s capacity and amount available increased $333.6 million and $225.7 million, respectively, from December 31, 2022 as a result of pledging additional assets, including loans and securities available for sale, in order to increase funding capacity under secured funding arrangements with the FHLB and Federal Reserve Bank.

TABLE 20: Funding Sources

	March 31, 2023
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$75,000	$—	$75,000
Repurchase lines of credit	35,000	—	35,000
Borrowings from FHLB	221,308	110,000	111,308
Borrowings from Federal Reserve Bank	437,004	—	437,004
Total	$768,312	$110,000	$658,312

We have no reason to believe these arrangements will not be renewed at maturity. Additional loans and securities are available that can be pledged as collateral for future borrowings from the FHLB and Federal Reserve Bank above the current lendable collateral value. Our ability to maintain sufficient liquidity may be affected by numerous factors, including economic conditions nationally and in our markets. Depending on our liquidity levels, our capital position, conditions in the capital markets, our business operations and initiatives, and other factors, we may from time to time consider the issuance of debt, equity or other securities or other possible capital market transactions, the proceeds of which could provide additional liquidity for our operations.

Uninsured deposits represent amounts above the FDIC limit. As of March 31, 2023, the Corporation’s uninsured deposits were approximately $584.1 million, or 29.3 percent of total deposits. Adjusted to exclude intercompany cash holdings and public deposits, which are secured with pledged investments, amounts uninsured were approximately $418.8 million, or 21.0 percent of total deposits at March 31, 2023. The Corporation’s borrowing availability as of March 31, 2023 was $658.3 million, exceeding uninsured deposits and adjusted uninsured deposits by $74.2 million and $239.5 million, respectively.

As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its operational requirements and contractual obligations.

Capital Resources

The disclosure below presents the Corporation’s and the Bank’s actual capital amounts and ratios under currently applicable regulatory capital standards.  Under the small bank holding company policy statement of the Federal Reserve Board, which applies to certain bank holding companies with consolidated total assets of less than $3 billion, the Corporation is not subject to regulatory capital requirements. The table below reflects the Corporation’s consolidated capital as determined under regulations that apply to bank holding companies that are not small bank holding companies and minimum capital requirements that would apply to the Corporation if it were not a small bank holding company.  Although the minimum regulatory capital requirements are not applicable to the Corporation, the Corporation calculates these ratios for its own planning and monitoring purposes. Total risk-weighted assets at March 31, 2023 for the Corporation were $1.87 billion and for the Bank were $1.85 billion. Total risk-weighted assets at December 31, 2022 for the Corporation were $1.82 billion and for the Bank were $1.80 billion. As of March 31, 2023, the Corporation and the Bank met all capital adequacy requirements to which it is subject.

TABLE 21: Regulatory Capital

	March 31, 2023
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$283,175	15.1%	$149,620	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	235,562	12.6	112,215	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	210,562	11.3	84,161	4.5		N/A	N/A
Tier 1 leverage ratio	235,562	9.9	95,574	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$259,252	14.0%	$147,723	8.0%		$184,653	10.0%
Tier 1 risk-based capital ratio	235,931	12.8	110,792	6.0		147,723	8.0
Common Equity Tier 1 capital ratio	235,931	12.8	83,094	4.5		120,025	6.5
Tier 1 leverage ratio	235,931	10.0	94,778	4.0		118,472	5.0

	December 31, 2022
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$280,606	15.4%	$145,958	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	233,581	12.8	109,468	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	208,581	11.4	82,101	4.5		N/A	N/A
Tier 1 leverage ratio	233,581	9.9	94,562	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$255,719	14.2%	$144,074	8.0%		$180,093	10.0%
Tier 1 risk-based capital ratio	232,985	12.9	108,056	6.0		144,074	8.0
Common Equity Tier 1 capital ratio	232,985	12.9	81,042	4.5		117,060	6.5
Tier 1 leverage ratio	232,985	9.9	93,856	4.0		117,320	5.0

The regulatory risk-based capital amounts presented above include:  (1) common equity tier 1 capital (CET1) which consists principally of common stock (including surplus) and retained earnings with adjustments for goodwill and intangible assets; (2) Tier 1 capital which consists principally of CET1 plus the Corporation’s “grandfathered” trust preferred securities; and (3) Tier 2 capital which consists principally of Tier 1 capital plus a limited amount of the allowance for credit losses and $24.0 million of outstanding subordinated notes of the Corporation, of which $4 million was subsequently repaid by the Corporation on April 1, 2023. The Total Capital ratio, Tier  1 Capital ratio and CET1 ratio are calculated as a percentage of risk-weighted assets.  The Tier 1 Leverage ratio is calculated as a percentage of average tangible assets.  In addition, the Corporation has made the one-time irrevocable election to continue treating accumulated other comprehensive income (AOCI) under regulatory standards that were in place prior to the Basel III Final Rule in order to eliminate volatility of regulatory capital that can result from fluctuations in AOCI and the inclusion of AOCI in regulatory capital, as would otherwise be required under the Basel III Capital Rule.  As a result of this election, changes in AOCI, including unrealized losses on securities available for sale, do not affect regulatory capital amounts shown in the table above for the Corporation or the Bank. For additional information about the Basel III Final Rules, see “Item 1. Business” under the heading “Regulation and Supervision” and “Item 8. Financial Statements and Supplementary Data,” under the heading “Note 17: Regulatory Requirements and Restrictions” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022.

The Basel III rules established a “capital conservation buffer” of 2.5 percent above the regulatory minimum risk-based capital ratios, which is not included in the table above.  Including the capital conservation buffer, the minimum ratios are a common equity Tier I risk-based capital ratio of 7.0 percent, a Tier I risk-based capital ratio of 8.5 percent, and a total risk-based capital ratio of 10.5 percent.  The Corporation and the Bank exceeded these ratios at March 31, 2023 and December 31, 2022.

The Corporation’s capital resources are impacted by its share repurchase programs. Under the 2022 Repurchase Program which was authorized by the Corporation’s Board of Directors during the fourth quarter of 2022, the Corporation is authorized to purchase up to $10.0 million of the Corporation’s common stock.  Repurchases under the 2022 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions, and there is no assurance that the Corporation will purchase any shares under the 2022 Repurchase Program. The 2022 Repurchase Program is authorized through December 31, 2023, and, as of March 31, 2023, there was $7.5 million remaining available for repurchases of the Corporation’s common stock under the 2022 Repurchase Program.

On January 1, 2023, the Corporation adopted ASC 326.  Regulatory capital rules permitted C&F Bank to phase-in the day-one effects of adopting ASC 326 over a 3-year transition period.  C&F Bank elected not to take the phase-in but rather to reduce its regulatory capital in the first quarter of 2023 for the day-one effects of adopting ASC 326 in the amount of $1.1 million.

USE OF CERTAIN NON-GAAP FINANCIAL MEASURES

The accounting and reporting policies of the Corporation conform to GAAP in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of the Corporation’s performance. These include net tangible income attributable to the Corporation,  ROTCE, tangible book value per share, and the following fully-taxable equivalent (FTE) measures: interest income on loans-FTE, interest income on securities-FTE, total interest income-FTE and net interest income-FTE. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented.

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

TABLE 22: Non-GAAP Table

	For The Quarter Ended
	March 31,	March 31,
(Dollars in thousands except for per share data)	2023	2022
Reconciliation of Certain Non-GAAP Financial Measures
Return on Average Tangible Common Equity
Average total equity, as reported	$201,856	$208,755
Average goodwill	(25,191)	(25,191)
Average other intangible assets	(1,640)	(1,937)
Average noncontrolling interest	(654)	(733)
Average tangible common equity	$174,371	$180,894

Net income	$6,497	$5,735
Amortization of intangibles	68	75
Net income attributable to noncontrolling interest	(56)	(106)
Net tangible income attributable to C&F Financial Corporation	$6,509	$5,704

Annualized return on average tangible common equity	14.93%	12.61%

Fully Taxable Equivalent Net Interest Income[1]
Interest income on loans	$26,060	$20,484
FTE adjustment	47	26
FTE interest income on loans	$26,107	$20,510

Interest income on securities	$3,069	$1,641
FTE adjustment	163	92
FTE interest income on securities	$3,232	$1,733

Total interest income	$29,305	$22,231
FTE adjustment	210	118
FTE interest income	$29,515	$22,349

Net interest income	$24,958	$20,476
FTE adjustment	210	118
FTE net interest income	$25,168	$20,594

_____________________

1	Assuming a tax rate of 21%.

	March 31,	December 31,
(Dollars in thousands except for per share data)	2023	2022
Tangible Book Value Per Share
Equity attributable to C&F Financial Corporation	$202,583	$195,634
Goodwill	(25,191)	(25,191)
Other intangible assets	(1,611)	(1,679)
Tangible equity attributable to C&F Financial Corporation	$175,781	$168,764

Shares outstanding	3,444,671	3,476,614

Book value per share	$58.81	$56.27
Tangible book value per share	$51.03	$48.54

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Corporation’s expectations, plans, objectives or beliefs regarding future financial performance and other statements that are not historical facts, which may constitute “forward-looking statements” as defined by federal securities laws.  Forward-looking statements generally can be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “may,” “will,” “intend,” “should,” “could,” or similar expressions, are not statements of historical fact, and are based on management’s beliefs, assumptions and expectations regarding future events or performance as of the date of this report, taking into account all information currently available.  These statements may include, but are not limited to: statements regarding expected future operations and financial performance; expected trends in yields on loans; expected future recovery of investments in debt securities; expected impact of unrealized losses on earnings and regulatory capital of the Corporation or the Bank; future dividend payments; competition, our loan portfolio; our digital services; deposits; improving operational efficiencies; retention of qualified loan officers; higher quality automobile loan contracts, marine and RV lending; charge-offs; changes in net interest margin and items affecting net interest margin; strategic business initiatives and the anticipated effects thereof on mortgage loan originations; technology initiatives; our diversified business strategy; asset quality; credit quality; adequacy of allowances for credit losses and the level of future charge-offs; adequacy of the reserve for indemnification losses related to loans sold in the secondary market; capital levels; the effect of future market and industry trends; changes in interest rates and the effects of future interest rate levels and fluctuations; cybersecurity risks and inflation.  These forward-looking statements are subject to significant risks and uncertainties due to factors that could have a material adverse effect on the operations and future prospects of the Corporation including, but not limited to, changes in:

●	interest rates, such as volatility in short-term interest rates or yields on U.S. Treasury bonds, increases in interest rates following actions by the Federal Reserve and increases or volatility in mortgage interest rates
●general business conditions, as well as conditions within the financial markets
●general economic conditions, including unemployment levels, inflation rates, supply chain disruptions and slowdowns in economic growth, and also including the economic impacts of the COVID-19 pandemic
●market disruptions including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, war and other military conflicts (including the ongoing military conflict between Russia and Ukraine) or other major events, or the prospect of these events
●attracting, hiring, training, motivating and retaining qualified employees
●the legislative and regulatory climate, regulatory initiatives with respect to financial institutions, products and services, the Consumer Financial Protection Bureau (the CFPB) and the regulatory and enforcement activities of the CFPB
●monetary and fiscal policies of the U.S. Government, including policies of the FDIC, U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System (the Federal Reserve Board), and the effect of these policies on interest rates and business in our markets
●demand for financial services in the Corporation’s market area
●the value of securities held in the Corporation’s investment portfolios
●the quality or composition of the loan portfolios and the value of the collateral securing those loans
●the inventory level, demand and fluctuations in the pricing of used automobiles, including sales prices of repossessed vehicles
●the level of automobile loan delinquencies or defaults and our ability to repossess automobiles securing delinquent automobile finance installment contracts
●the level of net charge-offs on loans and the adequacy of our allowance for credit losses
●the level of indemnification losses related to mortgage loans sold
●demand for loan products
●deposit flows
●the strength of the Corporation’s counterparties
●the soundness of other financial institutions and any indirect exposure related to recent bank failures and their impact on the broader market through other customers, suppliers and partners, or that the conditions which resulted in the liquidity concerns experienced by banks that recently failed may also adversely impact, directly or indirectly, other financial institutions and market participants with which the Corporation has commercial or deposit relationships

●competition from both banks and non-banks, including competition in the automobile finance and marine and recreational vehicle finance markets
●reliance on third parties for key services
●the commercial and residential real estate markets
●the demand for residential mortgages and conditions in the secondary residential mortgage loan markets
●the Corporation’s technology initiatives and other strategic initiatives
●the Corporation’s branch expansions and consolidations
●cyber threats, attacks or events
●expansion of C&F Bank’s product offerings
●accounting principles, policies and guidelines, and elections made by the Corporation thereunder, including, for example, our adoption of the CECL methodology and the potential volatility in the Corporation’s operating results due the application of the CECL methodology

These risks and uncertainties, and the risks discussed in more detail in Item 1A. “Risk Factors,” of Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022 should be considered in evaluating the forward-looking statements contained herein.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation’s primary component of market risk is interest rate volatility.  A description of the Corporation’s interest rate risk and its asset/liability management process for monitoring and managing this risk can be found in Item 7A of Part II in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022.  The Corporation recognizes that recent increases in interest rates and other changes have affected its sensitivity to interest rate risk as measured by the simulation analysis and economic value of equity analysis included in Item 7A of Part II in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022.  The Corporation’s process for monitoring and managing this risk remains consistent with the description provided as of December 31, 2022, and the Corporation’s risk profile with respect to interest rates as of March 31, 2023 has not changed materially compared to December 31, 2022.

ITEM 4.CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2023 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

The Corporation adopted Financial Accounting Standards Board Accounting Standards Update 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and related updates, as described further in Note 2 to the consolidated interim financial statements, effective January 1, 2023. Related to the adoption of these new accounting standards, the Corporation modified certain internal controls and designed and implemented certain new internal controls over the measurement of the allowance for credit losses on loans and the reserve for unfunded commitments and related disclosures. New internal controls related primarily to the modeling of expected credit losses on loans, including controls over critical data and other inputs and model results. There were no other changes in the Corporation’s internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, except as set forth below.

Our business, financial condition, and results of operations could be adversely affected by developments impacting the financial services industry, such as recent bank failures or concerns involving liquidity.

Recent events in the financial services industry (including the closures of Silicon Valley Bank, Signature Bank and First Republic Bank) have caused general uncertainty and concern regarding the adequacy of liquidity of the financial services industry generally. While we rely on different sources of funding to meet potential liquidity needs, our business strategies are largely based on access to funding from customer deposits and supplemental funding provided by wholesale or other secondary liquidity sources. Deposit levels may be affected by various industry factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, conditions in the financial services industry specifically and general economic conditions that impact the amount of liquidity in the economy and savings levels, and also by factors that impact customers’ perception of our financial condition and capital and liquidity levels. In response to the closures of Silicon Valley Bank and Signature Bank, the Secretary of the U.S. Department of the Treasury approved actions enabling the FDIC to complete its resolution of Silicon Valley Bank and Signature Bank in a manner that fully protected depositors by utilizing the Deposit Insurance Fund, and the Federal Reserve announced it would make available additional funding for eligible depository institutions to help assure banks have the ability to meet the needs of their depositors. It is uncertain whether these steps by the banking regulators will be sufficient to calm the financial markets and financial services industry generally, prevent further bank closures, or reduce the risk of deposit outflows, and particularly sudden deposit outflows, from banks. As a result of this uncertainty, we face the potential for deposit outflows, increased borrowing and funding costs, and increased competition for liquidity, any of which could have a material adverse impact on our financial performance or financial condition.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors authorized a program, effective December 1, 2022, to repurchase up to $10.0 million of the Corporation’s common stock through December 31, 2023 (the 2022 Repurchase Program).  Repurchases under the 2022 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act and shares repurchased will be returned to the status of authorized and unissued shares of common stock. There were 35,984 shares repurchased under the 2022 Repurchase Program during the first quarter of 2023.  As of March 31, 2023, the Corporation has made aggregate common stock repurchases of 43,947 shares for an aggregate cost of $2.5 million under the 2022 Repurchase Program.

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended March 31, 2023.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
	Shares Purchased[1]	per Share	Programs	Programs
January 1, 2023 - January 31, 2023	9,940	$58.67	9,940	$8,962,676
February 1, 2023 - February 28, 2023	12,259	$59.25	7,135	$8,543,872
March 1, 2023 - March 31, 2023	20,042	$56.15	18,909	$7,484,963
Total	42,241	$57.64	35,984
1	During the three months ended March 31, 2023, 6,257 shares were withheld upon the vesting of restricted shares granted to employees of the Corporation and its subsidiaries in order to satisfy tax withholding obligations.

ITEM 6.EXHIBITS

3.1	Amended and Restated Articles of Incorporation of C&F Financial Corporation, effective March 7, 1994 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed November 8, 2017)

3.1.1	Amendment to Articles of Incorporation of C&F Financial Corporation, effective January 8, 2009 (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted December 15, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 17, 2020)

10.1

Nonqualified Supplemental Deferred Compensation Plan, Plan Document, for C&F Financial Corporation Nonqualified Deferred Compensation Plan for Directors and Executives (incorporated by reference to Exhibit 10.1 on Form 10-Q filed November 8, 2022)

10.2

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

101

The following financial statements from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL, filed herewith: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included within Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	May 5, 2023	By:	/s/ Thomas F. Cherry
Thomas F. Cherry
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2023		/s/ Jason E. Long
Jason E. Long
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)