Form 10-Q
period 2023-06-30
C & F FINANCIAL CORP
filed 2023-08-08
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

or

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

At August 4, 2023, the latest practicable date for determination, 3,393,962 shares of common stock, $1.00 par value, of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2023	2022
Assets
Cash and due from banks	$16,837	$19,610
Interest-bearing deposits in other banks	42,068	7,051
Total cash and cash equivalents	58,905	26,661
Securities—available for sale at fair value, amortized cost of $533,460 and $557,128, respectively	490,884	512,591
Loans held for sale, at fair value	36,317	14,259
Loans, net of allowance for credit losses of $40,528 and $40,518, respectively	1,646,462	1,595,200
Restricted stock, at cost	5,173	1,120
Corporate premises and equipment, net	42,774	43,849
Accrued interest receivable	9,266	8,982
Goodwill	25,191	25,191
Other intangible assets, net	1,543	1,679
Bank-owned life insurance	21,130	20,909
Net deferred tax asset	21,932	22,014
Other assets	59,878	59,862
Total assets	$2,419,455	$2,332,317

Liabilities
Deposits
Noninterest-bearing demand deposits	$586,521	$605,210
Savings and interest-bearing demand deposits	864,627	1,017,356
Time deposits	546,323	381,294
Total deposits	1,997,471	2,003,860
Short-term borrowings	124,180	36,592
Long-term borrowings	26,000	30,106
Trust preferred capital notes	25,404	25,386
Accrued interest payable	2,405	950
Other liabilities	41,467	39,190
Total liabilities	2,216,927	2,136,084

Commitments and contingent liabilities (Note 11)

Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,403,838 and 3,476,614 shares issued and outstanding, respectively, includes 134,729 and 145,677 of unvested shares, respectively)	3,269	3,331
Additional paid-in capital	8,168	12,047
Retained earnings	225,867	217,214
Accumulated other comprehensive loss, net	(35,406)	(36,958)
Equity attributable to C&F Financial Corporation	201,898	195,634
Noncontrolling interest	630	599
Total equity	202,528	196,233
Total liabilities and equity	$2,419,455	$2,332,317

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income
Interest and fees on loans	$27,416	$21,923	$53,476	$42,407
Interest on interest-bearing deposits and federal funds sold	281	394	457	500
Interest and dividends on securities
U.S. treasury, government agencies and corporations	955	546	1,990	839
Mortgage-backed securities	933	778	1,880	1,446
Tax-exempt obligations of states and political subdivisions	682	337	1,300	687
Taxable obligations of states and political subdivisions	183	174	367	287
Corporate and other	288	240	573	457
Total interest income	30,738	24,392	60,043	46,623
Interest expense
Savings and interest-bearing deposits	1,265	471	2,474	858
Time deposits	3,311	630	5,131	1,348
Borrowings	1,521	371	2,546	737
Trust preferred capital notes	296	289	589	573
Total interest expense	6,393	1,761	10,740	3,516
Net interest income	24,345	22,631	49,303	43,107
Provision for credit losses	1,700	530	3,750	202
Net interest income after provision for credit losses	22,645	22,101	45,553	42,905
Noninterest income
Gains on sales of loans	1,916	2,198	3,710	4,893
Interchange income	1,580	1,559	3,100	2,989
Service charges on deposit accounts	1,071	1,071	2,119	2,117
Investment income in other equity interests	156	92	269	230
Mortgage banking fee income	643	924	1,137	1,777
Wealth management services income, net	611	625	1,225	1,272
Mortgage lender services income	579	438	1,030	862
Other service charges and fees	379	402	770	776
Net losses on sales, maturities and calls of available for sale securities	—	—	(5)	—
Other income (loss), net	828	(1,646)	1,851	(2,524)
Total noninterest income	7,763	5,663	15,206	12,392
Noninterest expenses
Salaries and employee benefits	14,022	10,642	27,920	22,498
Occupancy	1,987	2,116	4,031	4,325
Other	6,482	6,341	12,941	12,487
Total noninterest expenses	22,491	19,099	44,892	39,310
Income before income taxes	7,917	8,665	15,867	15,987
Income tax expense	1,533	1,882	2,986	3,469
Net income	6,384	6,783	12,881	12,518
Less net income attributable to noncontrolling interest	78	41	134	147
Net income attributable to C&F Financial Corporation	$6,306	$6,742	$12,747	$12,371
Net income per share - basic and diluted	$1.84	$1.91	$3.70	$3.49

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$6,384	$6,783	$12,881	$12,518
Other comprehensive income (loss), net of tax:
Securities available for sale	(3,732)	(10,080)	1,549	(24,770)
Defined benefit plan	24	(5)	41	(12)
Cash flow hedges	225	424	(38)	1,344
Other comprehensive income (loss), net of tax	(3,483)	(9,661)	1,552	(23,438)
Comprehensive income (loss)	2,901	(2,878)	14,433	(10,920)
Less comprehensive income attributable to noncontrolling interest	78	41	134	147
Comprehensive income (loss) attributable to C&F Financial Corporation	$2,823	$(2,919)	$14,299	$(11,067)

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

(Dollars in thousands, except per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance March 31, 2023	$3,309	$10,135	$221,062	$(31,923)	$601	$203,184
Comprehensive income:
Net income	—	—	6,306	—	78	6,384
Other comprehensive loss	—	—	—	(3,483)	—	(3,483)
Share-based compensation	—	453	—	—	—	453
Restricted stock vested	7	(7)	—	—	—	—
Common stock issued	—	49	—	—	—	49
Common stock purchased	(47)	(2,462)	—	—	—	(2,509)
Cash dividends declared ($0.44 per share)	—	—	(1,501)	—	—	(1,501)
Distributions to noncontrolling interest	—	—	—	—	(49)	(49)
Balance June 30, 2023	$3,269	$8,168	$225,867	$(35,406)	$630	$202,528

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance March 31, 2022	$3,406	$15,022	$198,020	$(15,864)	$694	$201,278
Comprehensive loss:
Net income	—	—	6,742	—	41	6,783
Other comprehensive loss	—	—	—	(9,661)	—	(9,661)
Share-based compensation	—	497	—	—	—	497
Common stock issued	1	43	—	—	—	44
Common stock purchased	(22)	(1,098)	—	—	—	(1,120)
Cash dividends declared ($0.40 per share)	—	—	(1,411)	—	—	(1,411)
Distributions to noncontrolling interest	—	—	—	—	(127)	(127)
Balance June 30, 2022	$3,385	$14,464	$203,351	$(25,525)	$608	$196,283

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

(Dollars in thousands, except per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	(Loss) Income, Net	Interest	Equity
Balance December 31, 2022	$3,331	$12,047	$217,214	$(36,958)	$599	$196,233
Adoption of new accounting standard (Note 1)	—	—	(1,072)	—	—	(1,072)
Comprehensive income:
Net income	—	—	12,747	—	134	12,881
Other comprehensive income	—	—	—	1,552	—	1,552
Share-based compensation	—	927	—	—	—	927
Restricted stock vested	26	(26)	—	—	—	—
Common stock issued	1	95	—	—	—	96
Common stock purchased	(89)	(4,875)	—	—	—	(4,964)
Cash dividends declared ($0.88 per share)	—	—	(3,022)	—	—	(3,022)
Distributions to noncontrolling interest	—	—	—	—	(103)	(103)
Balance June 30, 2023	$3,269	$8,168	$225,867	$(35,406)	$630	$202,528

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2021	$3,405	$15,189	$193,811	$(2,087)	$706	$211,024
Comprehensive loss:
Net income	—	—	12,371	—	147	12,518
Other comprehensive loss	—	—	—	(23,438)	—	(23,438)
Share-based compensation	—	1,008	—	—	—	1,008
Restricted stock vested	14	(14)	—	—	—	—
Common stock issued	2	88	—	—	—	90
Common stock purchased	(36)	(1,807)	—	—	—	(1,843)
Cash dividends declared ($0.80 per share)	—	—	(2,831)	—	—	(2,831)
Distributions to noncontrolling interest	—	—	—	—	(245)	(245)
Balance June 30, 2022	$3,385	$14,464	$203,351	$(25,525)	$608	$196,283

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net income	$12,881	$12,518
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	3,750	202
Accretion of certain acquisition-related discounts, net	(444)	(927)
Share-based compensation	927	1,008
Depreciation and amortization	1,963	2,222
Amortization of premiums and accretion of discounts on securities, net	600	1,494
(Reversal of) provision for indemnifications	(235)	(869)
Income from bank-owned life insurance	(190)	(188)
Pension expense	462	320
Proceeds from sales of loans held for sale	252,170	443,660
Origination of loans held for sale	(270,713)	(402,568)
Gains on sales of loans held for sale	(3,710)	(4,893)
Other gains, net	281	(96)
Change in other assets and liabilities:
Accrued interest receivable	(284)	(891)
Other assets	325	695
Accrued interest payable	1,455	(55)
Other liabilities	(45)	(2,236)
Net cash (used in) provided by operating activities	(807)	49,396
Investing activities:
Proceeds from sales, maturities and calls of securities available for sale and payments on mortgage-backed securities	44,841	30,981
Purchases of securities available for sale	(21,779)	(192,741)
Purchases of time deposits, net	(252)	493
Repayments on loans held for investment by non-bank affiliates	80,945	92,107
Purchases of loans held for investment by non-bank affiliates	(85,471)	(160,701)
Net increase in community banking loans held for investment	(49,686)	(39,372)
Purchases of corporate premises and equipment	(610)	(1,396)
Proceeds from sales of other real estate owned	—	915
Changes in collateral posted with other financial institutions, net	—	3,880
Other investing activities, net	(4,037)	(1,079)
Net cash used in investing activities	(36,049)	(266,913)
Financing activities:
Net (decrease) increase in demand and savings deposits	(171,418)	136,696
Net increase (decrease) in time deposits	165,029	(45,293)
Net increase in short-term borrowings	87,588	2,201
Repayments of long-term borrowings	(4,000)	—
Repurchases of common stock	(4,964)	(1,843)
Cash dividends paid	(3,022)	(2,831)
Other financing activities, net	(113)	(256)
Net cash provided by financing activities	69,100	88,674
Net increase (decrease) in cash and cash equivalents	32,244	(128,843)
Cash and cash equivalents at beginning of period	26,661	267,745
Cash and cash equivalents at end of period	$58,905	$138,902
Supplemental cash flow disclosures:
Interest paid	$9,274	$3,593
Income taxes paid	2,292	3,086
Supplemental disclosure of noncash investing and financing activities:
Transfers from corporate premises and equipment to other real estate owned	$—	423
Adoption of new accounting standard (Note 1)	1,072	—
Liabilities assumed to acquire right of use assets under operating leases	—	838
Transfers from loans held for sale to loans held for investment	—	1,191

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission (the SEC). They do not include all of the information and notes required by U.S. GAAP for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report).  The accounting and reporting policies of the Corporation conform to U.S. GAAP and to predominant practices within the banking industry and are primarily disclosed in the 2022 Annual Report, except as described below related to the adoption of new accounting standards.

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

Recently Adopted Accounting Standard: On January 1, 2023, the Corporation adopted Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief,” ASU 2019-10, “Financial instruments—Credit losses (Topic 326), Derivatives and hedging (Topic 815), and Leases (Topic 842)—Effective dates,” ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” ASU 2020-02, “Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842),” ASU 2020-03, “Codification Improvements to Financial Instruments”  and ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326) - Troubled Debt Restructurings and Vintage Disclosures” (collectively, ASC 326).

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

NOTE 2: Securities

On January 1, 2023, the Corporation adopted ASC 326, which made changes to accounting for available for sale debt securities whereby credit losses should be presented as an allowance, rather than as a write-down when management does not intend to sell and does not believe that it is more likely than not they will be required to sell prior to maturity. In addition, ASC 326 requires financial assets measured at amortized cost to measure an expected credit loss under the CECL methodology that requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. All securities information presented as of June 30, 2023 is in accordance with ASC 326. All securities information presented as of December 31, 2022 or a prior date is presented in accordance with previously applicable GAAP. For further discussion on the Corporation’s accounting policies and policy elections related to the accounting standard update refer to Note 1.

The Corporation’s debt securities, all of which are classified as available for sale, are summarized as follows:

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$53,670	$—	$(1,652)	$52,018
U.S. government agencies and corporations	125,789	—	(11,531)	114,258
Mortgage-backed securities	191,877	64	(19,545)	172,396
Obligations of states and political subdivisions	136,892	425	(6,411)	130,906
Corporate and other debt securities	25,232	—	(3,926)	21,306
	$533,460	$489	$(43,065)	$490,884

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$60,886	$—	$(2,053)	$58,833
U.S. government agencies and corporations	143,241	—	(12,967)	130,274
Mortgage-backed securities	200,393	65	(20,540)	179,918
Obligations of states and political subdivisions	127,317	300	(6,790)	120,827
Corporate and other debt securities	25,291	—	(2,552)	22,739
	$557,128	$365	$(44,902)	$512,591

The amortized cost and estimated fair value of securities at June 30, 2023, by the earlier of contractual maturity or expected maturity, are shown below. The Corporation has elected to exclude accrued interest receivable, totaling $2.5 million at

June 30, 2023, from the amortized cost basis of securities.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	June 30, 2023
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$105,361	$103,859
Due after one year through five years	202,614	187,011
Due after five years through ten years	200,929	178,749
Due after ten years	24,556	21,265
	$533,460	$490,884

The following table presents the gross realized gains and losses on and the proceeds from the sales, maturities and calls of securities. During the three and six months ended June 30, 2023 and 2022 there were no sales of securities.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Realized gains from sales, maturities and calls of securities:
Gross realized gains	$—	$—	$—	$—
Gross realized losses	—	—	(5)	—
Net realized losses	$—	$—	$(5)	$—
Proceeds from sales, maturities, calls and paydowns of securities	$25,111	$16,352	$44,841	$30,981

The Corporation pledges securities primarily to secure public deposits, repurchase agreements and lines of credit that provide liquidity to the Corporation and C&F Bank. Securities with an aggregate amortized cost of $222.05 million and an aggregate fair value of $200.42 million were pledged at June 30, 2023. Securities with an aggregate amortized cost of $237.15 million and an aggregate fair value of $213.58 million were pledged at December 31, 2022.

Securities in an unrealized loss position at June 30, 2023, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$52,018	$1,652	$52,018	$1,652
U.S. government agencies and corporations	7,367	2	106,891	11,529	114,258	11,531
Mortgage-backed securities	13,295	452	155,560	19,093	168,855	19,545
Obligations of states and political subdivisions	37,749	483	63,862	5,928	101,611	6,411
Corporate and other debt securities	1,808	212	18,498	3,714	20,306	3,926
Total temporarily impaired securities	$60,219	$1,149	$396,829	$41,916	$457,048	$43,065

There were 574 debt securities with a fair value below the amortized cost basis, totaling $457.05 million of aggregate fair value as of June 30, 2023. The Corporation concluded that a credit loss does not exist in its securities portfolio at June 30, 2023, and no impairment loss has been recognized based on the fact that (1) changes in fair value were caused primarily by fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) the Corporation intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Corporation will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Corporation’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

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

The Corporation’s investment in restricted stock totaled $5.17 million at June 30, 2023 and $1.12 million at December 31, 2022 and consisted of Federal Home Loan Bank of Atlanta (FHLB) stock.  Restricted stock is generally viewed as a long-term investment, which is carried at cost because there is no market for the stock other than the FHLBs. Therefore, when evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing any temporary decline in value. The Corporation did not consider its investment in restricted stock to be impaired at June 30, 2023 and no impairment has been recognized.

NOTE 3: Loans

On January 1, 2023, the Corporation adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. For further discussion on the Corporation’s accounting policies and policy elections related to the accounting standard update see Note 1. All loan information presented as of June 30, 2023 is in accordance with ASC 326. All loan information presented as of December 31, 2022 or a prior date is presented in accordance with previously applicable GAAP.

The Corporation’s loans are stated at their face amount, net of deferred fees and costs and discounts, and consist of the classes of loans included in the table below. The Corporation has elected to exclude accrued interest receivable, totaling $6.8 million at June 30, 2023, from the recorded balance of loans.

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Commercial real estate	$630,018	$592,301
Commercial business	117,505	118,605
Construction - commercial real estate	53,620	49,136
Land acquisition and development	33,107	37,537
Builder lines	29,857	34,538
Construction - consumer real estate	11,542	10,539
Residential mortgage	282,111	266,267
Equity lines	45,410	43,300
Other consumer	8,792	8,938
Consumer finance - automobiles	408,010	411,112
Consumer finance - marine and recreational vehicles	67,018	63,445
Subtotal	1,686,990	1,635,718
Less allowance for credit losses	(40,528)	(40,518)
Loans, net	$1,646,462	$1,595,200

Other consumer loans included $307,000 and $284,000 of demand deposit overdrafts at June 30, 2023 and December 31, 2022, respectively.

The following table shows the aging of the Corporation’s loan portfolio, by class, at June 30, 2023:

	30-59	60-89	90+				90+ Days
	Days	Days	Days	Total			Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current[1]	Total Loans	Accruing
Commercial real estate	$—	$—	$264	$264	$629,754	$630,018	$—
Commercial business	—	—	—	—	117,505	117,505	—
Construction - commercial real estate	—	—	—	—	53,620	53,620	—
Land acquisition and development	—	—	—	—	33,107	33,107	—
Builder lines	—	—	—	—	29,857	29,857	—
Construction - consumer real estate	—	—	—	—	11,542	11,542	—
Residential mortgage	794	307	240	1,341	280,770	282,111	240
Equity lines	146	192	98	436	44,974	45,410	—
Other consumer	30	—	—	30	8,762	8,792	—
Consumer finance - automobiles	10,842	2,002	610	13,454	394,556	408,010	—
Consumer finance - marine and recreational vehicles	152	54	39	245	66,773	67,018	—
Total	$11,964	$2,555	$1,251	$15,770	$1,671,220	$1,686,990	$240
1	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $36,000, 30-59 days past due of $122,000 and 90+ days past due of $1.0 million.

The following table shows the Corporation’s recorded balance of loans on nonaccrual status as of June 30, 2023 and December 31, 2022. The Corporation recognized $2,000 of interest income on loans on nonaccrual status as of June 30, 2023 and had $14,000 of reversals of interest income upon placing loans on nonaccrual status during the three and six months ended June 30, 2023. All nonaccrual loans at June 30, 2023 had an allowance for credit loss.

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Commercial real estate	$264	$—
Residential mortgage	149	156
Equity lines	107	108
Consumer finance - automobiles	610	842
Consumer finance - marine and recreational vehicles	39	83
Total	$1,169	$1,189

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

Loan modifications to borrowers experiencing financial difficulty (or modified loans) during the six months ended June 30, 2023 included a combination of term extensions and interest rate reductions of commercial real estate loans with a recorded investment of $47,000, or less than one percent of all commercial real estate loans, at June 30, 2023.  The modified loans’ weighted-average interest rate was reduced from 8.75 percent to 8.0 percent and the weighted-average term extension was 4.9 years.

The Corporation closely monitors the performance of modified loans to understand the effectiveness of its modification efforts.  Upon the determination that all or a portion of a modified loan is uncollectible, that amount is charged against the allowance for credit losses. There were no payment defaults during the three and six months ended June 30, 2023 of modified loans that were modified during the previous twelve months and all were current as of June 30, 2023.

Prior to the adoption of ASC 326

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting.  The outstanding principal balance and the carrying amount at December 31, 2022 of loans acquired in business combinations were as follows:

	December 31, 2022
	Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total
Outstanding principal balance	$4,522	$38,157	$42,679
Carrying amount
Real estate – residential mortgage	$300	$8,587	$8,887
Real estate – construction	—	—	—
Commercial, financial and agricultural[1]	1,114	23,023	24,137
Equity lines	15	5,047	5,062
Consumer	26	755	781
Total acquired loans	$1,455	$37,412	$38,867
1	Includes acquired loans classified by the Corporation as commercial real estate lending and commercial business lending.

The following table presents a summary of the change in the accretable yield of loans classified as PCI:

Six Months Ended
(Dollars in thousands)	June 30, 2022
Accretable yield, balance at beginning of period	$3,111
Accretion	(1,019)
Reclassification of nonaccretable difference due to improvement in expected cash flows	616
Other changes, net	(271)
Accretable yield, balance at end of period	$2,437

The past due status of loans as of December 31, 2022 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Residential mortgage	$1,649	$452	$20	$2,121	$300	$263,846	$266,267	$—
Real estate – construction:
Construction - commercial real estate	—	—	—	—	—	49,136	49,136	—
Construction - consumer real estate	—	—	—	—	—	10,539	10,539	—
Commercial, financial and agricultural:
Commercial real estate	—	—	—	—	1,114	591,187	592,301	—
Land acquisition and development	—	—	—	—	—	37,537	37,537	—
Builder lines	—	—	—	—	—	34,538	34,538	—
Commercial business	—	1	—	1	—	118,604	118,605	—
Equity lines	—	39	—	39	15	43,246	43,300	—
Other consumer	9	—	191	200	26	8,712	8,938	191
Consumer finance:
Automobiles	10,557	1,570	842	12,969	—	398,143	411,112	—
Marine and recreational vehicles	114	35	83	232	—	63,213	63,445	—
Total	$12,329	$2,097	$1,136	$15,562	$1,455	$1,618,701	$1,635,718	$191
1For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $244,000 and 90+ days past due of $945,000.

There were no loan modifications during the three and six months ended June 30, 2022 that were classified as TDRs. There were no TDR payment defaults during the three and six months ended June 30, 2022.

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

NOTE 4: Allowance for Credit Losses

On January 1, 2023, the Corporation adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost. For further discussion on the Corporation’s accounting policies and policy elections related to the accounting standard update see Note 1. All allowance for credit loss information presented as of June 30, 2023 is in accordance with ASC 326. All allowance for credit loss information presented as of December 31, 2022 or a prior date is presented in accordance with previously applicable GAAP.

The following table shows the allowance for credit losses activity by loan portfolio for the six months ended June 30, 2023:

			Consumer
(Dollars in thousands)	Commercial	Consumer	Finance	Total
Allowance for credit losses:
Balance at December 31, 2022	$11,219	$3,330	$25,969	$40,518
Impact of ASC 326 adoption on non-PCD loans	(617)	98	406	(113)
Impact of ASC 326 adoption on PCD loans	595	9	—	604
Provision charged to operations	432	219	2,700	3,351
Loans charged off	(16)	(157)	(5,934)	(6,107)
Recoveries of loans previously charged off	125	104	2,046	2,275
Balance at June 30, 2023	$11,738	$3,603	$25,187	$40,528

The following table presents a breakdown of the provision for credit losses for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Provision for credit losses:
Provision for loans	$1,401	$530	$3,351	$202
Provision for unfunded commitments	299	—	399	—
Total	$1,700	$530	$3,750	$202

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

The table below details the recorded balance of the classes of loans within the commercial and consumer loan portfolios by loan rating and year of origination as of June 30, 2023:

							Revolving	Revolving
	Term Loans Recorded Balance by Origination Year						Loans	Loans
							Recorded	Converted
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Balance	to Term	Total
Commercial real estate:
Loan Rating
Pass	$52,621	$125,117	$151,434	$102,745	$39,879	$151,039	$—	$122	$622,957
Special Mention	—	—	—	—	—	1,014	—	—	1,014
Substandard	—	—	5,783	—	—	—	—	—	5,783
Substandard Nonaccrual	—	—	—	—	—	264	—	—	264
Total	$52,621	$125,117	$157,217	$102,745	$39,879	$152,317	$—	$122	$630,018

Commercial business:
Loan Rating
Pass	$11,826	$19,822	$19,342	$14,198	$15,861	$15,002	$18,580	$89	$114,720
Special Mention	—	—	—	—	—	369	—	2,348	2,717
Substandard	68	—	—	—	—	—	—	—	68
Total	$11,894	$19,822	$19,342	$14,198	$15,861	$15,371	$18,580	$2,437	$117,505

Construction - commercial real estate:
Loan Rating
Pass	$11,722	$19,456	$7,179	$15,263	$—	$—	$—	$—	$53,620
Total	$11,722	$19,456	$7,179	$15,263	$—	$—	$—	$—	$53,620

Land acquisition and development:
Loan Rating
Pass	$—	$13,107	$9,306	$9,991	$—	$703	$—	$—	$33,107
Total	$—	$13,107	$9,306	$9,991	$—	$703	$—	$—	$33,107

Builder lines:
Loan Rating
Pass	$10,906	$13,183	$5,217	$—	$404	$—	$147	$—	$29,857
Total	$10,906	$13,183	$5,217	$—	$404	$—	$147	$—	$29,857

Construction - consumer real estate:
Loan Rating
Pass	$2,798	$7,254	$1,490	$—	$—	$—	$—	$—	$11,542
Total	$2,798	$7,254	$1,490	$—	$—	$—	$—	$—	$11,542

Residential mortgage:
Loan Rating
Pass	$32,483	$95,925	$46,248	$43,763	$12,240	$50,495	$—	$—	$281,154
Special Mention	—	—	—	—	—	117	—	—	117
Substandard	—	—	—	104	—	587	—	—	691
Substandard Nonaccrual	—	—	—	—	—	149	—	—	149
Total	$32,483	$95,925	$46,248	$43,867	$12,240	$51,348	$—	$—	$282,111

Equity lines:
Loan Rating
Pass	$—	$—	$35	$71	$—	$904	$44,072	$216	$45,298
Substandard	—	—	—	—	5	—	—	—	5
Substandard Nonaccrual	—	—	—	—	—	107	—	—	107
Total	$—	$—	$35	$71	$5	$1,011	$44,072	$216	$45,410

Other consumer:
Loan Rating
Pass	$2,966	$3,504	$820	$445	$298	$713	$43	$3	$8,792
Total	$2,966	$3,504	$820	$445	$298	$713	$43	$3	$8,792

Total:
Loan Rating
Pass	$125,322	$297,368	$241,071	$186,476	$68,682	$218,856	$62,842	$430	$1,201,047
Special Mention	—	—	—	—	—	1,500	—	2,348	3,848
Substandard	68	—	5,783	104	5	587	—	—	6,547
Substandard Nonaccrual	—	—	—	—	—	520	—	—	520
Total	$125,390	$297,368	$246,854	$186,580	$68,687	$221,463	$62,842	$2,778	$1,211,962

For consumer finance loans, the Corporation utilizes credit scores based on the methods developed and defined by the Fair Isaac Corporation (FICO) as a key indicator of the risk of loss to manage the portfolio and estimate the allowance for credit losses.  A FICO Score is a three-digit number based on the information in an applicant’s credit reports. It helps lenders determine how likely an applicant is to repay a loan. This, in turn, affects the loan amount that may be approved, repayment terms, and interest rate. Consumer finance loans are assigned a credit rating based on borrowers’ credit scores at the time of origination and are categorized within ranges of credit ratings used internally that parallel FICO Score rating bands. The Corporation monitors the consumer finance loan portfolio by past due status (refer to Note 3) and by credit rating at the time of origination, which the Corporation believes serves as a relevant indicator of aggregate credit quality and risk of loan defaults in the portfolio based upon the use of FICO Scores over time for loan approval decisions and through experience analyzing loss patterns. The characteristics of these credit ratings are as follows:

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

The table below details the recorded balance of the classes of loans within the consumer finance loan portfolio by credit rating and year of origination as of June 30, 2023:

								Revolving
	Term Loans Recorded Balance by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total
Consumer finance - automobiles:
Credit rating
Very good	$4,412	$15,021	$5,475	$1,370	$429	$50	$—	$—	$26,757
Good	19,020	50,982	19,170	4,450	1,669	603	—	—	95,894
Fairly good	25,949	65,156	32,484	8,148	5,768	2,802	—	—	140,307
Fair	18,049	44,159	26,862	9,189	6,950	3,658	—	—	108,867
Marginal	4,091	10,673	9,824	4,205	4,122	3,270	—	—	36,185
Total	$71,521	$185,991	$93,815	$27,362	$18,938	$10,383	$—	$—	$408,010

Consumer finance - marine and recreational vehicles:
Credit rating
Very good	$3,653	$16,490	$10,832	$11,005	$2,799	$2,821	$—	$—	$47,600
Good	5,702	8,683	1,782	1,595	460	511	—	—	18,733
Fairly good	307	270	38	32	—	38	—	—	685
Total	$9,662	$25,443	$12,652	$12,632	$3,259	$3,370	$—	$—	$67,018

Total:
Credit rating
Very good	$8,065	$31,511	$16,307	$12,375	$3,228	$2,871	$—	$—	$74,357
Good	24,722	59,665	20,952	6,045	2,129	1,114	—	—	114,627
Fairly good	26,256	65,426	32,522	8,180	5,768	2,840	—	—	140,992
Fair	18,049	44,159	26,862	9,189	6,950	3,658	—	—	108,867
Marginal	4,091	10,673	9,824	4,205	4,122	3,270	—	—	36,185
Total	$81,183	$211,434	$106,467	$39,994	$22,197	$13,753	$—	$—	$475,028

The following table details the current period gross charge-offs of loans by year of origination for the six months ended June 30, 2023:

								Revolving
	Current Period Gross Charge-offs by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total
Commercial business	$—	$16	$—	$—	$—	$—	$—	$—	$16
Equity lines	—	—	—	—	—	8	—	—	8
Other consumer[1]	140	7	—	—	2	—	—	—	149
Consumer finance - automobiles	83	2,789	1,739	430	312	460	—	—	5,813
Consumer finance - marine and recreational vehicles	—	56	—	49	2	14	—	—	121
Total	$223	$2,868	$1,739	$479	$316	$482	$—	$—	$6,107
1	Gross charge-offs of other consumer loans for the six months ended June 30, 2023 included $139,000 of demand deposit overdrafts that originated in 2023.

Gross charge-offs increased for the six months ended June 30, 2023 compared to the same period in 2022 due primarily to higher charge-offs within the consumer finance-automobile portfolio segment as a result of an increase in the number of delinquent loans following a period of historically low delinquencies during the COVID-19 pandemic, a decline in wholesale values of used automobiles from a recent peak during the COVID-19 pandemic and continued recent challenges in repossessing automobiles due to a decline in the number of repossession agencies, which results in a fully charged-off loan when the automobile cannot be repossessed.

As of June 30, 2023, the Corporation had no collateral dependent loans for which repayment was expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty.

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

NOTE 5: Goodwill and Other Intangible Assets

The carrying amount of goodwill was $25.19 million at June 30, 2023 and December 31, 2022. There were no changes in the recorded balance of goodwill during the three and six months ended June 30, 2023 or 2022.

The Corporation had $1.54 million and $1.68 million of other intangible assets as of June 30, 2023 and December 31, 2022, respectively. Other intangible assets were recognized in connection with the core deposits acquired from Peoples Bankshares, Incorporated in 2020 and customer relationships acquired by C&F Wealth Management in 2016. The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets:

	June 30,		December 31,
	2023		2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Core deposit intangibles	$1,711	$(526)	$1,711	$(464)
Other amortizable intangibles	1,405	(1,047)	1,405	(973)
Total	$3,116	$(1,573)	$3,116	$(1,437)

Amortization expense was $68,000 and $75,000 for the three months ended June 30, 2023 and 2022, respectively, and $136,000 and $149,000 for the six months ended June 30, 2023 and 2022, respectively.

NOTE 6: Equity, Other Comprehensive Income (Loss) and Earnings Per Share

Equity and Noncontrolling Interest

The Board of Directors authorized a program, effective December 1, 2022, to repurchase up to $10.00 million of the Corporation’s common stock through December 31, 2023 (the 2022 Repurchase Program). During the three and six months ended June 30, 2023, the Corporation repurchased $2.48 million and $4.54 million, respectively, of its common stock under the 2022 Repurchase Program.  As of June 30, 2023, there was $5.00 million remaining available for repurchases of the Corporation’s common stock under the 2022 Repurchase Program.

The Corporation’s previous share repurchase program, which was authorized by the Board of Directors in November 2021, expired on November 30, 2022.  There were 22,164 shares and 31,881 shares, respectively, repurchased under the previous share repurchase program during the three and six months ended June 30, 2022 for an aggregate cost of $1.12 million and $1.61 million, respectively.

Additionally during the six months ended June 30, 2023 and 2022, the Corporation withheld 6,352 shares and 4,503 shares of its common stock, respectively, from employees to satisfy tax withholding obligations upon vesting of restricted stock.

Noncontrolling interest represents an ownership interest in C&F Select LLC, a subsidiary of C&F Mortgage, held by an unrelated investor.

Accumulated Other Comprehensive Income (Loss), Net

Changes in each component of accumulated other comprehensive loss were as follows for the three months ended June 30, 2023 and 2022:

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at March 31, 2023	$(29,903)	$(3,219)	$1,199	$(31,923)

Other comprehensive income (loss) arising during the period	(4,724)	—	305	(4,419)
Related income tax effects	992	—	(78)	914
	(3,732)	—	227	(3,505)

Reclassifications into net income	—	31	(2)	29
Related income tax effects	—	(7)	—	(7)
	—	24	(2)	22

Other comprehensive income (loss), net of tax	(3,732)	24	225	(3,483)

Accumulated other comprehensive (loss) income at June 30, 2023	$(33,635)	$(3,195)	$1,424	$(35,406)

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive income (loss) at March 31, 2022	$(14,253)	$(2,062)	$451	$(15,864)

Other comprehensive income (loss) arising during the period	(12,760)	—	573	(12,187)
Related income tax effects	2,680	—	(147)	2,533
	(10,080)	—	426	(9,654)

Reclassifications into net income	—	(7)	(2)	(9)
Related income tax effects	—	2	—	2
	—	(5)	(2)	(7)

Other comprehensive (loss) income, net of tax	(10,080)	(5)	424	(9,661)

Accumulated other comprehensive (loss) income at June 30, 2022	$(24,333)	$(2,067)	$875	$(25,525)

Changes in each component of accumulated other comprehensive loss were as follows for the six months ended June 30, 2023 and 2022:

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at December 31, 2022	$(35,184)	$(3,236)	$1,462	$(36,958)

Other comprehensive income (loss) arising during the period	1,956	—	(48)	1,908
Related income tax effects	(411)	—	13	(398)
	1,545	—	(35)	1,510

Reclassifications into net income	5	52	(4)	53
Related income tax effects	(1)	(11)	1	(11)
	4	41	(3)	42

Other comprehensive income (loss), net of tax	1,549	41	(38)	1,552

Accumulated other comprehensive (loss) income at June 30, 2023	$(33,635)	$(3,195)	$1,424	$(35,406)

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive income (loss) at December 31, 2021	$437	$(2,055)	$(469)	$(2,087)

Other comprehensive income (loss) arising during the period	(31,355)	—	1,813	(29,542)
Related income tax effects	6,585	—	(466)	6,119
	(24,770)	—	1,347	(23,423)

Reclassifications into net income	—	(15)	(4)	(19)
Related income tax effects	—	3	1	4
	—	(12)	(3)	(15)

Other comprehensive (loss) income, net of tax	(24,770)	(12)	1,344	(23,438)

Accumulated other comprehensive income (loss) at June 30, 2022	$(24,333)	$(2,067)	$875	$(25,525)

The following table provides information regarding reclassifications from accumulated other comprehensive loss into net income for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,		Line Item In the Consolidated
(Dollars in thousands)	2023	2022	2023	2022	Statements of Income
Securities available for sale:
Reclassification of net realized losses into net income	$—	$—	$(5)	$—	Net losses on sales, maturities and calls of available for sale securities
Related income tax effects	—	—	1	—	Income tax expense
	—	—	(4)	—	Net of tax

Defined benefit plan:[1]
Reclassification of recognized net actuarial losses into net income	(48)	(10)	(86)	(19)	Noninterest expenses - Other
Amortization of prior service credit into net income	17	17	34	34	Noninterest expenses - Other
Related income tax effects	7	(2)	11	(3)	Income tax expense
	(24)	5	(41)	12	Net of tax

Cash flow hedges:
Amortization of hedging gains into net income	2	2	4	4	Interest expense - Trust preferred capital notes
Related income tax effects	—	—	(1)	(1)	Income tax expense
	2	2	3	3	Net of tax

Total reclassifications into net income	$(22)	$7	$(42)	$15
1	See “Note 8: Employee Benefit Plans,” for additional information.

Earnings Per Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Three Months Ended June 30,
(Dollars in thousands)	2023	2022
Net income attributable to C&F Financial Corporation	$6,306	$6,742
Weighted average shares outstanding—basic and diluted	3,424,820	3,534,489

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022
Net income attributable to C&F Financial Corporation	$12,747	$12,371
Weighted average shares outstanding—basic and diluted	3,444,746	3,541,098

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

NOTE 7: Share-Based Plans

As permitted under the 2022 Stock and Incentive Compensation Plan, and previously under the 2013 Stock and Incentive Compensation Plan until April 19, 2022, the Corporation awards shares of restricted stock to certain key employees, non-employee directors and consultants. Restricted shares awarded to employees generally vest over periods up to five years, and restricted shares awarded to non-employee directors generally vest over periods up to three years.  A summary of the activity for restricted stock awards for the periods indicated is presented below:

	2023
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2022	145,677	$48.88
Granted	18,255	57.39
Vested	(25,763)	51.88
Forfeited	(3,440)	49.13
Unvested, June 30, 2023	134,729	49.45

	2022
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2021	140,577	$48.57
Granted	16,130	50.58
Vested	(14,465)	51.18
Forfeited	(2,710)	47.94
Unvested, June 30, 2022	139,532	48.55

Share-based compensation expense, net of forfeitures, for the three and six months ended June 30, 2023 was $453,000 ($316,000 after tax) and $927,000 ($612,000 after tax), respectively, for restricted stock granted during 2018 through 2023. Share-based compensation expense, net of forfeitures, for the three and six months ended June 30, 2022 was $497,000 ($355,000 after tax) and $1.01 million ($719,000 after tax), respectively, for restricted stock granted during 2017 through 2022. As of June 30, 2023, there was $3.47 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

NOTE 8: Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost for the Bank’s non-contributory cash balance pension plan.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Components of net periodic benefit cost:
Service cost, included in salaries and employee benefits	$330	$440	$688	$919

Other components of net periodic benefit cost:
Interest cost	182	122	364	246
Expected return on plan assets	(317)	(412)	(642)	(830)
Amortization of prior service credit	(17)	(17)	(34)	(34)
Recognized net actuarial losses	48	10	86	19
Other components of net periodic benefit cost, included in other noninterest expense	(104)	(297)	(226)	(599)

Net periodic benefit cost	$226	$143	$462	$320

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At

June 30, 2023 and December 31, 2022, the Corporation’s entire securities portfolio was comprised of investments in debt securities classified as available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are ICE Data Services (ICE), Refinitiv, and Bloomberg Valuation Service (BVAL).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. ICE provides evaluated prices for the Corporation’s obligations of states and political subdivisions category of securities.  ICE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  Refinitiv and BVAL provide evaluated prices for the Corporation’s U.S. treasury, government agencies and corporations, mortgage-backed, and corporate categories of securities.  U.S. treasury securities and fixed-rate callable securities of U.S. government agencies and corporations are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to relative to-be-announced mortgage-backed securities (TBA securities) or other benchmark prices. TBA securities prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables. Fixed-rate securities issued by the Small Business Association in the mortgage backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.

Other investments. The Corporation holds equity investments in funds that provide debt and equity financing to small businesses. These investments are recorded at fair value and included in other assets in the Consolidated Balance Sheets.  Changes in fair value are recognized in net income.  The funds are managed by investment companies, and the net asset value of each fund is reported regularly by the investment companies. At June 30, 2023 and December 31, 2022, the combined fair value of these investments was $2.23 million and $2.16 million, respectively.  These investments, measured at net asset value, are not presented in the tables below related to fair value measurements. Changes in fair value of these investments resulted in the recognition of unrealized gains of $31,000 and $145,000 for the three and six months ended June 30, 2023, respectively, and unrealized losses of $5,000 and unrealized gains of $19,000 for the three and six months ended June 30, 2022, respectively.

The Corporation also holds certain equity investments consisting of equity interests in an independent insurance agency and a full service title and settlement agency (collectively, the agencies). These investments are subject to contractual sale restrictions that only permit the sale of the investments back to the agencies themselves.  These investments are recorded at fair value and included in other assets in the Consolidated Balance Sheets. At June 30, 2023 and December 31, 2022, the fair value of these investments was $3.51 million and $3.65 million, respectively. These investments are recorded at fair value based on the contractual redemption value of Corporation’s proportionate share of the agencies’ equity.  Changes in fair value are recognized in net income and resulted in the recognition of unrealized gains of $83,000 and unrealized losses of $140,000 for the three and six months ended June 30, 2023, respectively.  The Corporation’s investments in these agencies are classified as Level 2.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis. The fair value of forward sales of mortgage loans were not material to the consolidated financial statements of the Corporation at June 30, 2023 or December 31, 2022.

	June 30, 2023
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$52,018	$—	$52,018
U.S. government agencies and corporations	—	114,258	—	114,258
Mortgage-backed securities	—	172,396	—	172,396
Obligations of states and political subdivisions	—	130,906	—	130,906
Corporate and other debt securities	—	21,306	—	21,306
Total securities available for sale	—	490,884	—	490,884
Loans held for sale	—	36,317	—	36,317
Other investments	—	3,509	—	3,509
Derivatives
IRLC	—	775	—	775
Interest rate swaps on loans	—	5,900	—	5,900
Cash flow hedges	—	1,893	—	1,893
Total assets	$—	$539,278	$—	$539,278

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$5,900	$—	$5,900
Total liabilities	$—	$5,900	$—	$5,900

	December 31, 2022
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$58,833	$—	$58,833
U.S. government agencies and corporations	—	130,274	—	130,274
Mortgage-backed securities	—	179,918	—	179,918
Obligations of states and political subdivisions	—	120,827	—	120,827
Corporate and other debt securities	—	22,739	—	22,739
Total securities available for sale	—	512,591	—	512,591
Loans held for sale	—	14,259	—	14,259
Other investments	—	3,649	—	3,649
Derivatives
IRLC	—	391	—	391
Interest rate swaps on loans	—	6,328	—	6,328
Cash flow hedges	—	1,941	—	1,941
Total assets	$—	$539,159	$—	$539,159

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$6,328	$—	$6,328
Total liabilities	$—	$6,328	$—	$6,328

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

At June 30, 2023 and December 31, 2022 there was no OREO that was measured at fair value.

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

	Carrying	Fair Value Measurements at June 30, 2023 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$61,393	$58,905	$2,444	$—	$61,349
Securities available for sale	490,884	—	490,884	—	490,884
Loans, net	1,646,462	—	—	1,597,086	1,597,086
Loans held for sale	36,317	—	36,317	—	36,317
Other investments	3,509	—	3,509	—	3,509
Derivatives
IRLC	775	—	775	—	775
Interest rate swaps on loans	5,900	—	5,900	—	5,900
Cash flow hedges	1,893	—	1,893	—	1,893
Bank-owned life insurance	21,130	—	21,130	—	21,130
Accrued interest receivable	9,266	9,266	—	—	9,266
Financial liabilities:
Demand and savings deposits	1,451,148	1,451,148	—	—	1,451,148
Time deposits	546,323	—	541,112	—	541,112
Borrowings	169,550	—	155,877	—	155,877
Derivatives
Interest rate swaps on loans	5,900	—	5,900	—	5,900
Accrued interest payable	2,405	2,405	—	—	2,405

	Carrying	Fair Value Measurements at December 31, 2022 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$28,898	$26,661	$2,189	$—	$28,850
Securities available for sale	512,591	—	512,591	—	512,591
Loans, net	1,595,200	—	—	1,538,062	1,538,062
Loans held for sale	14,259	—	14,259	—	14,259
Other investments	3,649	—	3,649	—	3,649
Derivatives
IRLC	391	—	391	—	391
Interest rate swaps on loans	6,328	—	6,328	—	6,328
Cash flow hedges	1,941	—	1,941	—	1,941
Bank-owned life insurance	20,909	—	20,909	—	20,909
Accrued interest receivable	8,982	8,982	—	—	8,982
Financial liabilities:
Demand and savings deposits	1,622,566	1,622,566	—	—	1,622,566
Time deposits	381,294	—	374,267	—	374,267
Borrowings	85,943	—	71,906	—	71,906
Derivatives
Interest rate swaps on loans	6,328	—	6,328	—	6,328
Accrued interest payable	950	950	—	—	950

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

	Three Months Ended June 30, 2023
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$24,334	$499	$11,785	$—	$(5,880)	$30,738
Interest expense	5,850	219	5,705	545	(5,926)	6,393
Net interest income	18,484	280	6,080	(545)	46	24,345
Gain on sales of loans	—	1,928	—	—	(12)	1,916
Other noninterest income	4,042	1,268	5	579	(47)	5,847
Net revenue	22,526	3,476	6,085	34	(13)	32,108

Provision for credit losses	600	—	1,100	—	—	1,700
Noninterest expense	14,999	3,030	3,514	961	(13)	22,491
Income (loss) before taxes	6,927	446	1,471	(927)	—	7,917
Income tax expense (benefit)	1,288	100	401	(257)	1	1,533
Net income (loss)	$5,639	$346	$1,070	$(670)	$(1)	$6,384

Other data:
Capital expenditures	$95	$—	$—	$—	$—	$95
Depreciation and amortization	$856	$19	$100	$—	$—	$975

	Three Months Ended June 30, 2022
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$16,808	$630	$10,222	$—	$(3,268)	$24,392
Interest expense	1,174	194	3,091	587	(3,285)	1,761
Net interest income	15,634	436	7,131	(587)	17	22,631
Gain on sales of loans	—	2,639	—	—	(441)	2,198
Other noninterest income	4,135	1,400	49	(2,088)	(31)	3,465
Net revenue	19,769	4,475	7,180	(2,675)	(455)	28,294

Provision for loan losses	—	10	520	—	—	530
Noninterest expense	13,812	3,421	3,645	(1,766)	(13)	19,099
Income (loss) before taxes	5,957	1,044	3,015	(909)	(442)	8,665
Income tax expense (benefit)	1,141	262	820	(248)	(93)	1,882
Net income (loss)	$4,816	$782	$2,195	$(661)	$(349)	$6,783

Other data:
Capital expenditures	$158	$36	$—	$—	$—	$194
Depreciation and amortization	$924	$60	$103	$—	$—	$1,087

	Six Months Ended June 30, 2023
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$47,465	$795	$23,293	$—	$(11,510)	$60,043
Interest expense	9,593	281	11,312	1,148	(11,594)	10,740
Net interest income	37,872	514	11,981	(1,148)	84	49,303
Gain on sales of loans	—	3,785	—	—	(75)	3,710
Other noninterest income	7,952	2,269	44	1,336	(105)	11,496
Net revenue	45,824	6,568	12,025	188	(96)	64,509

Provision for loan losses	1,050	—	2,700	—	—	3,750
Noninterest expense	29,934	5,828	7,148	2,011	(29)	44,892
Income (loss) before taxes	14,840	740	2,177	(1,823)	(67)	15,867
Income tax expense (benefit)	2,783	167	598	(544)	(18)	2,986
Net income (loss)	$12,057	$573	$1,579	$(1,279)	$(49)	$12,881

Other data:
Capital expenditures	$610	$—	$—	$—	$—	$610
Depreciation and amortization	$1,720	$43	$200	$—	$—	$1,963

	Six Months Ended June 30, 2022
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$31,846	$1,118	$19,800	$—	$(6,141)	$46,623
Interest expense	2,347	314	5,859	1,169	(6,173)	3,516
Net interest income	29,499	804	13,941	(1,169)	32	43,107
Gain on sales of loans	—	5,347	—	—	(454)	4,893
Other noninterest income	8,059	2,721	115	(3,348)	(48)	7,499
Net revenue	37,558	8,872	14,056	(4,517)	(470)	55,499

Provision for loan losses	(700)	32	870	—	—	202
Noninterest expense	27,984	6,647	7,339	(2,633)	(27)	39,310
Income (loss) before taxes	10,274	2,193	5,847	(1,884)	(443)	15,987
Income tax expense (benefit)	1,941	545	1,590	(514)	(93)	3,469
Net income (loss)	$8,333	$1,648	$4,257	$(1,370)	$(350)	$12,518

Other data:
Capital expenditures	$1,271	$62	$17	$—	$—	$1,350
Depreciation and amortization	$1,893	$123	$206	$—	$—	$2,222

	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Total assets at June 30, 2023	$2,298,101	$45,795	$481,135	$36,910	$(442,486)	$2,419,455
Total assets at December 31, 2022	$2,206,299	$24,500	$479,864	$43,241	$(421,587)	$2,332,317

The community banking segment extends two warehouse lines of credit to the mortgage banking segment, providing a portion of the funds needed to originate mortgage loans. The community banking segment charges the mortgage banking segment interest at the daily FHLB advance rate plus a spread ranging from 50 basis points to 175 basis points. The community banking segment also provides the consumer finance segment with a portion of the funds needed to purchase loan contracts by means of variable rate notes that carry interest at one-month term SOFR plus 211.5 basis points, with a floor of 3.5 percent and a ceiling of 6.0 percent, and fixed rate notes that carry interest at rates ranging from 2.9 percent to 5.1 percent. The community banking segment acquires certain residential real estate loans from the mortgage banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. In addition to unallocated expenses recorded by the holding company, certain overhead costs are incurred by the community banking segment and are not allocated to the mortgage banking and consumer finance segments.

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of loan commitments at the Bank was $444.22 million at June 30, 2023 and $394.75 million at December 31, 2022, which does not include IRLCs at the mortgage banking segment, which are discussed in Note 12.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $14.29 million at June 30, 2023 and $16.26 million at December 31, 2022.

The mortgage banking segment sells the majority of the residential mortgage loans it originates to third-party investors. Additionally, the community banking segment purchases residential mortgage loans from the mortgage banking segment under terms and conditions similar to third-party investors. As is customary in the industry, the agreements with these investors require the mortgage banking segment to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the investors are entitled to make loss claims and repurchase requests of the mortgage banking segment for loans that contain covered deficiencies. The mortgage banking segment has obtained early payment default recourse waivers for a portion of its business. Recourse periods for early payment default for the remaining investors vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. The mortgage banking segment maintains an allowance for indemnifications that represents management’s estimate of losses that are probable of arising under these recourse provisions. As performance data for loans that have been sold is not made available to the mortgage banking segment by the investors, the estimate of potential losses is inherently subjective and is based on historical indemnification payments and management’s assessment of current conditions that may contribute to indemnified losses on mortgage loans that have been sold in the secondary market.  For both the three and six months ended June 30, 2023, the Corporation recorded a reversal of provision for indemnifications of $235,000, and recorded a reversal of provision for indemnifications for the three and six months ended June 30, 2022 of $286,000 and $869,000, respectively, which is included in “Noninterest Expenses – Other” on the Consolidated Statements of Income. No indemnification payments were made during the three and six months ended June 30, 2023 or 2022. The allowance for indemnifications was $2.16 million and $2.39 million at June 30, 2023 and December 31, 2022, respectively.

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

These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Corporation’s borrowings for fixed-rate interest payments.  Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Corporation assesses the effectiveness of each hedging relationship quarterly. If the Corporation determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of June 30, 2023, the Corporation has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2024 and June 2029.

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

At June 30, 2023, the mortgage banking segment had $58.08 million of IRLCs and $37.09 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $95.17 million in mortgage loans.

At December 31, 2022, the mortgage banking segment had $42.28 million of IRLCs and $16.41 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $58.69 million in mortgage loans.

The following tables summarize key elements of the Corporation’s derivative instruments.

	June 30, 2023
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$1,893	$—
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	72,711	—	5,900
Matched interest rate swaps with counterparty	72,711	5,900	—
Mortgage banking contracts:
IRLCs	58,080	775	—

	December 31, 2022
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$1,941	$—
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	85,856	—	6,328
Matched interest rate swaps with counterparty	85,856	6,328	—
Mortgage banking contracts:
IRLCs	42,284	391	—

The Corporation and the Bank are required to maintain cash collateral with dealer counterparties for interest rate swap relationships in a loss position. At both June 30, 2023 and December 31, 2022, there was no cash collateral maintained with dealer counterparties.

NOTE 13: Other Noninterest Expenses

The following table presents the significant components in the Consolidated Statements of Income line “Noninterest Expenses-Other.”

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Data processing fees	$2,614	$2,645	$5,296	$5,246
Professional fees	794	743	1,389	1,495
Marketing and advertising expenses	410	506	811	974
Insurance expense	393	245	790	474
Mortgage banking loan processing expenses	324	499	582	1,001
Travel and educational expenses	305	303	653	745
Telecommunication expenses	351	330	626	697
Provision for indemnifications	(235)	(286)	(235)	(869)
All other noninterest expenses	1,526	1,356	3,029	2,724
Total other noninterest expenses	$6,482	$6,341	$12,941	$12,487

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

The following table presents selected financial performance highlights for the periods indicated:

TABLE 1: Financial Performance Highlights

(Dollars in thousands, except for per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income (Loss):
Community Banking	$5,639	$4,816	$12,057	$8,333
Mortgage Banking	346	782	573	1,648
Consumer Finance	1,070	2,195	1,579	4,257
Other	(671)	(1,010)	(1,328)	(1,720)
Consolidated net income	$6,384	$6,783	$12,881	$12,518

Earnings per share - basic and diluted	$1.84	$1.91	$3.70	$3.49

Annualized return on average equity	12.51%	13.80%	12.69%	12.36%
Annualized return on average assets	1.06%	1.16%	1.08%	1.09%
Annualized return on average tangible common equity[1]	14.43%	16.15%	14.68%	14.33%
[1]

Return on average tangible common equity (ROTCE), which excludes the effect of intangible assets, is a non-GAAP financial measure.  Refer to “Use of Certain Non-GAAP Financial Measures,” below, for information about these non-GAAP financial measures, including a quantitative reconciliation to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

Consolidated net income decreased $399,000 for the second quarter of 2023 compared to the same period in 2022 due primarily to lower net income of the mortgage banking segment and the consumer finance segment, partially offset by higher net income of the community banking segment. Consolidated net income increased $363,000 for the first six months of 2023 compared to the same period in 2022 due primarily to higher net income of the community banking segment, partially offset by lower net income of the mortgage banking segment and the consumer finance segment.

A discussion of the performance of our business segments is included under the heading “Business Segments” in the “Results of Operations” section of this discussion and analysis.

Key highlights for the three and six months ended June 30, 2023 are as follows.

●	Community banking segment loans grew $51.5 million, or 8.9 percent annualized, compared to December 31, 2022;
●	Consumer finance segment loans grew $471,000, or less than 1 percent annualized, compared to December 31, 2022;
●	Deposits decreased $6.4 million, or less than 1 percent annualized, compared to December 31, 2022;
●	The community banking segment recorded provision for credit losses of $600,000 for the second quarter of 2023 and recorded no provision for credit losses for the second quarter of 2022. For the first six months of 2023, the community banking segment recorded provision for credit losses of $1.1 million and recorded net reversals of provision for credit losses of $700,000 for the first six months of 2022;
●	The consumer finance segment recorded provision for credit losses of $1.1 million and $520,000 for the second quarters of 2023 and 2022, respectively, and recorded provision for credit losses of $2.7 million and $870,000 for the first six months of 2023 and 2022, respectively;
●	Consolidated annualized net interest margin was 4.29 percent for the second quarter of 2023, compared to 4.12 percent and 4.52 percent for the second quarter of 2022 and first quarter of 2023, respectively. Consolidated annualized net interest margin was 4.41 percent for the first six months of 2023, compared to 4.02 percent for the six months of 2022;
●	The consumer finance segment experienced net charge-offs at an annualized rate of 1.63 percent of average total loans for the first six months of 2023, compared to net recoveries at an annualized rate of 0.13 percent of average total loans for the first six months of 2022;
●	Mortgage banking segment loan originations decreased 26.5 percent and 32.4 percent for the second quarter and first six months of 2023, respectively, compared to the same periods of 2022. Mortgage banking segment loan originations increased 33.9 percent for the second quarter of 2023 compared to the first quarter of 2023.

Capital Management and Dividends

Total equity was $202.5 million at June 30, 2023, compared to $196.2 million at December 31, 2022. Under regulatory capital standards, the Corporation’s tier 1 capital and total capital ratios at June 30, 2023 were 12.6 percent and 14.9 percent, respectively, compared to 12.8 percent and 15.4 percent, respectively, at December 31, 2022. At June 30, 2023, the book value per share of the Corporation’s common stock was $59.31, and tangible book value per share, which is a non-GAAP financial measure, was $51.46, compared to $56.27 and $48.54, respectively, at December 31, 2022.

Total equity increased $6.3 million at June 30, 2023 compared to December 31, 2022, due primarily to net income and lower unrealized losses in the market value of securities available for sale, which are recognized as a component of other comprehensive loss, partially offset by share repurchases, dividends paid on the Corporation’s common stock, and the Corporation’s adoption of the Current Expected Credit Loss (CECL) methodology for estimating credit losses, which resulted in a decrease to opening retained earnings of $1.1 million.  The Corporation’s securities available for sale are fixed income debt securities, and their unrealized loss position is a result of rising market interest rates since they were purchased. The Corporation expects to recover its investments in debt securities through scheduled payments of principal and interest, and unrealized losses are not expected to affect the earnings or regulatory capital of the Corporation or the Bank. The accumulated other comprehensive loss related to the Corporation’s securities available for sale decreased to $33.6 million at June 30, 2023, compared to $35.2 million at December 31, 2022.

The Corporation declared a quarterly cash dividend of 44 cents per share during the second quarter of 2023, which was paid on July 1, 2023. This dividend represents a payout ratio of 23.9 percent of earnings per share for the second quarter of 2023. The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital levels and requirements and expected future earnings. In making its decision on the payment of dividends on the Corporation’s common stock, the Corporation’s Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.

The Corporation has a share repurchase program that was authorized by the Board of Directors in November 2022 to repurchase up to $10.0 million of the Corporation’s common stock through December 31, 2023.  During the second quarter and first six months of 2023, the Corporation repurchased 47,024 shares, or $2.5 million, and 83,008 shares, or $4.5 million, of its common stock under this share repurchase program, respectively.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three and six months ended June 30, 2023 and 2022. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented. Average balances of securities available for sale are included at amortized cost. Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect.

Accretion and amortization of fair value purchase adjustments related to business combinations are included in the computation of yields on loans and investments and on the costs of deposits and borrowings. The accretion contributed approximately 7 basis points and 5 basis points to the yields on community banking segment loans and total loans, respectively, for the second quarter of 2023, and 4 basis points and 3 basis points to the yield on total earning assets and net interest margin for the second quarter of 2023, respectively, compared to approximately 25 basis points and 18 basis points to the yields on community banking segment loans and total loans, respectively, for the second quarter of 2022, and 12 basis points to both the yield on total earning assets and net interest margin, for the second quarter of 2022.  The accretion contributed approximately 8 basis points and 5 basis points to the yields on community banking segment loans and total loans, respectively, for the first six months of 2023, and 4 basis points to both the yield on total earning assets and net interest margin for the first six months of 2023, compared to approximately 20 basis points and 14 basis points to the yields on community banking segment loans and total loans, respectively, for the first six months of 2022, and 10 basis points to both the yield on total earning assets and net interest margin, for the first six months of 2022.

TABLE 2: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended June 30,
	2023			2022
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$447,906	$2,359	2.11%	$400,469	$1,738	1.74%
Tax-exempt	104,488	864	3.31	69,077	428	2.48
Total securities	552,394	3,223	2.33	469,546	2,166	1.85
Loans:
Community banking segment	1,201,145	15,186	5.07	1,057,527	11,113	4.21
Mortgage banking segment	30,734	499	6.51	57,393	630	4.40
Consumer finance segment	476,203	11,784	9.93	417,503	10,223	9.82
Total loans	1,708,082	27,469	6.45	1,532,423	21,966	5.75
Interest-bearing deposits in other banks	34,661	281	3.25	215,240	394	0.73
Total earning assets	2,295,137	30,973	5.41	2,217,209	24,526	4.44
Allowance for credit losses	(41,519)			(40,300)
Total non-earning assets	146,459			168,658
Total assets	$2,400,077			$2,345,567

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$351,743	490	0.56	$364,224	188	0.21
Money market deposit accounts	318,541	747	0.94	404,365	253	0.25
Savings accounts	212,602	28	0.05	230,300	30	0.05
Certificates of deposit	520,470	3,311	2.55	385,094	630	0.66
Total interest-bearing deposits	1,403,356	4,576	1.31	1,383,983	1,101	0.32
Borrowings:
Repurchase agreements	31,507	97	1.23	36,527	41	0.45
Other borrowings	141,098	1,720	4.88	55,645	619	4.45
Total borrowings	172,605	1,817	4.21	92,172	660	2.86
Total interest-bearing liabilities	1,575,961	6,393	1.63	1,476,155	1,761	0.48
Noninterest-bearing demand deposits	578,784			630,154
Other liabilities	41,242			42,718
Total liabilities	2,195,987			2,149,027
Equity	204,090			196,540
Total liabilities and equity	$2,400,077			$2,345,567
Net interest income		$24,580			$22,765
Interest rate spread			3.78%			3.96%
Interest expense to average earning assets			1.12%			0.32%
Net interest margin			4.29%			4.12%

	Six Months Ended June 30,
	2023			2022
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$455,014	$4,810	2.11%	$368,316	$3,029	1.64%
Tax-exempt	101,686	1,645	3.24	70,134	870	2.48
Total securities	556,700	6,455	2.32	438,450	3,899	1.78
Loans:
Community banking segment	1,186,734	29,488	5.01	1,040,557	21,557	4.18
Mortgage banking segment	24,936	795	6.43	58,660	1,118	3.84
Consumer finance segment	475,717	23,293	9.87	399,409	19,801	10.00
Total loans	1,687,387	53,576	6.40	1,498,626	42,476	5.72
Interest-bearing deposits in other banks	30,310	457	3.04	235,023	500	0.43
Total earning assets	2,274,397	60,488	5.36	2,172,099	46,875	4.35
Allowance for loan losses	(41,283)			(40,538)
Total non-earning assets	150,703			172,865
Total assets	$2,383,817			$2,304,426

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$368,028	1,073	0.59	$350,245	328	0.19
Money market deposit accounts	333,449	1,339	0.81	383,224	471	0.25
Savings accounts	218,971	62	0.06	226,723	59	0.05
Certificates of deposit	477,872	5,131	2.17	400,426	1,348	0.68
Total interest-bearing deposits	1,398,320	7,605	1.10	1,360,618	2,206	0.33
Borrowings:
Repurchase agreements	33,373	178	1.07	34,636	78	0.45
Other borrowings	123,358	2,957	4.79	55,676	1,232	4.43
Total borrowings	156,731	3,135	4.00	90,312	1,310	2.90
Total interest-bearing liabilities	1,555,051	10,740	1.39	1,450,930	3,516	0.49
Noninterest-bearing demand deposits	585,211			608,160
Other liabilities	40,576			42,722
Total liabilities	2,180,838			2,101,812
Equity	202,979			202,614
Total liabilities and equity	$2,383,817			$2,304,426
Net interest income		$49,748			$43,359
Interest rate spread			3.97%			3.86%
Interest expense to average earning assets			0.95%			0.33%
Net interest margin			4.41%			4.02%

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

TABLE 3: Rate-Volume Recap

	Three Months Ended June 30, 2023 from 2022
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans:
Community banking segment	$2,447	$1,626	$4,073
Mortgage banking segment	230	(361)	(131)
Consumer finance segment	115	1,446	1,561
Securities:
Taxable	399	222	621
Tax-exempt	172	264	436
Interest-bearing deposits in other banks	438	(551)	(113)
Total interest income	3,801	2,646	6,447
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	309	(7)	302
Money market deposit accounts	558	(64)	494
Savings accounts	—	(2)	(2)
Certificates of deposit	2,388	293	2,681
Total interest-bearing deposits	3,255	220	3,475
Borrowings:
Repurchase agreements	63	(7)	56
Other borrowings	66	1,035	1,101
Total interest expense	3,384	1,248	4,632
Change in net interest income	$417	$1,398	$1,815

	Six Months Ended June 30, 2023 from 2022
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans:
Community banking segment	$4,645	$3,286	$7,931
Mortgage banking segment	519	(842)	(323)
Consumer finance segment	(259)	3,751	3,492
Securities:
Taxable	978	803	1,781
Tax-exempt	314	461	775
Interest-bearing deposits in other banks	727	(770)	(43)
Total interest income	6,924	6,689	13,613
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	727	18	745
Money market deposit accounts	937	(69)	868
Savings accounts	6	(3)	3
Certificates of deposit	3,476	307	3,783
Total interest-bearing deposits	5,146	253	5,399
Borrowings:
Repurchase agreements	103	(3)	100
Other borrowings	108	1,617	1,725
Total interest expense	5,357	1,867	7,224
Change in net interest income	$1,567	$4,822	$6,389

Net interest income, on a taxable-equivalent basis, for the second quarter of 2023 increased to $24.6 million, compared to $22.8 million for the second quarter of 2022.  Net interest income, on a taxable-equivalent basis, for the first six months of 2023 increased to $49.7 million, compared to $43.4 million for the first six months of 2022.  The increases in net interest income for both the second quarter and first six months of 2023 as compared to the same periods in 2022 were due primarily to an increase in net interest margin and higher average balances of earning assets, partially offset by higher average balances of borrowings and interest-bearing deposits. Annualized net interest margin increased 17 basis points to 4.29 percent for the second quarter of 2023, relative to the second quarter of 2022. Annualized net interest margin increased 39 basis points to 4.41 percent for the first six months of 2023, relative to the first six months of 2022.  The increases in annualized net interest margin were due primarily to the effect of rising interest rates on yields of earning assets, partially offset by rising costs associated with deposits and a shift to higher cost deposits and borrowings. The Federal Reserve Bank increased the target federal funds interest rate from 0.25 percent at December 31, 2021 to 4.50 percent by the end of 2022 and to 5.25 percent by the end of the second quarter of 2023. The yield on interest-earning assets increased by 97 basis points and 101 basis points for the second quarter and first six months of 2023, respectively, compared to the same periods in 2022.  The cost of interest-bearing liabilities increased by 115 basis points and 90 basis points for the second quarter and first six months of 2023, respectively, compared to the same periods of 2022.  Average earning assets increased $77.9 million and $102.3 million for the second quarter and first six months of 2023, respectively, compared to the same periods in 2022. Average interest-bearing liabilities increased $99.8 million and $104.1 million for the second quarter and first six months of 2023, respectively, compared to the same periods in 2022.

Average loans, which includes both loans held for investment and loans held for sale, increased $175.7 million to $1.71 billion for the second quarter of 2023 and increased $188.8 million to $1.69 billion for the first six months of 2023, compared to the same periods in 2022. Average loans at the community banking segment increased $143.6 million, or 13.6 percent, for the second quarter of 2023 and increased $146.2 million, or 14.1 percent, for the first six months of 2023, compared to the same periods in 2022. The increase in average loans at the community banking segment for the second quarter and first six months of 2023 compared to the same periods in 2022 resulted primarily from growth in the commercial real estate and residential mortgage segments of the loan portfolio. Average loans at the consumer finance segment increased $58.7 million, or 14.1 percent, for the second quarter of 2023 and increased $76.3 million, or 19.1 percent, for the first six months of 2023 compared to the same periods in 2022 due primarily to growth in the automobile segment of the loan portfolio. Average loans at the mortgage banking segment, which consist primarily of loans held for sale, decreased $26.7 million, or 46.4 percent, for the second quarter of 2023 and decreased $33.7 million, or 57.5 percent, for the first six months of 2023 compared to the same periods in 2022, due primarily to lower mortgage loan production volume as a result of conditions in the housing markets and rising interest rates on mortgage loans.

The community banking segment average loan yield increased 86 basis points to 5.07 percent for the second quarter of 2023 and increased 83 basis points to 5.01 percent for the first six months of 2023, compared to the same periods in 2022 due primarily to the effects of rising interest rates. The consumer finance segment average loan yield increased 11 basis points to 9.93 percent for the second quarter of 2023, compared to the second quarter of 2022, due to the effects of rising interest rates which offset the effects of higher credit quality loan contracts purchased by the segment. The consumer finance segment average loan yield decreased 13 basis points to 9.87 percent for the first six months of 2023, compared to the first six months of 2022, due to the consumer finance segment continuing to pursue loan contracts of higher credit quality and lower average yields. On a linked quarter basis, the trend of falling yields on consumer finance loans reversed in the first quarter of 2023 and continued to rise in the second quarter of 2023 as new loan originations were brought on at higher interest rates, due to current higher market interest rates. Average consumer finance segment loan yield increased by 11 basis points for the second quarter of 2023 from 9.82 basis points in the first quarter of 2023. The mortgage banking segment average loan yield increased 211 basis points to 6.51 percent for the second quarter of 2023 and increased 259 basis points to 6.43 percent for the first six months of 2023, compared to the same periods in 2022, due the effects of rising interest rates.

Average securities available for sale increased $82.8 million and $118.3 million for the second quarter and first six months of 2023, respectively, compared to the same periods in 2022, due primarily to purchases of government agencies and obligations of states and political subdivisions during 2022. The average yield on the securities portfolio on a taxable-equivalent basis increased 48 basis points to 2.33 percent for the second quarter of 2023 and increased 54 basis points to 2.32 percent for the first six months of 2023, compared to the same periods in 2022, due primarily to rising interest rates during 2022 and the first half of 2023, which allowed for purchases of securities at higher yields.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the Federal Reserve Bank, decreased $180.6 million and $204.7 million for the second quarter and first six months of 2023, respectively, compared to the same periods of 2022, due primarily to utilizing cash to fund growth in loans and securities. The average yield on interest-bearing deposits in other banks increased 252 basis points for the second quarter of 2023 and increased 261 basis points for the first six months of 2023, compared to the same periods in 2022 due to rising interest rates during 2022 and the first half of 2023.

Average money market, savings and interest-bearing demand deposits decreased $116.0 million and $39.7 million for the second quarter and first six months of 2023, respectively, compared to the same periods in 2022, due primarily to decreases in business checking, money market and savings accounts. Average noninterest-bearing demand deposits decreased $51.4 million and $22.9 million for the second quarter and first six months of 2023, respectively, compared to the same periods in 2022. The decreases in non-time deposits is due primarily to customers seeking higher yielding opportunities as a result of rising interest rates paid on time deposits. Average time deposits increased $135.4 million and $77.4 million for the second quarter and first six months of 2023, respectively, compared to the same periods in 2022. The average cost of interest-bearing deposits increased 99 basis points and 77 basis points for the second quarter and first six months of 2023, respectively, compared to the same periods in 2022, due primarily to higher rates on deposits.

Average borrowings increased $80.4 million and $66.4 million for the second quarter and first six months of 2023, respectively, compared to the same periods in 2022, due primarily to increases in short-term Federal Home Loan Bank of Atlanta (FHLB) borrowings to support lending activities. The average cost of borrowings increased 135 basis points and 110 basis points for the second quarter and first six months of 2023, respectively, compared to the same periods in 2022, due primarily to the effects of rising interest rates and a shift in the mix of borrowings from lower cost repurchase agreements to FHLB borrowings.

The Corporation believes that higher interest rates will continue to have a positive effect on yields of variable rate loans, new loan originations and purchases of securities available for sale. The Corporation also expects the cost of deposits to continue to rise amid competition for deposits and due to repricing of time deposits upon maturity, and that a portion of the Corporation’s funding will continue to be drawn from borrowings in the near term, resulting in a higher cost of funds.  The rate of increase in the cost of funds in the near-term is expected to exceed the increase in interest-earning asset yields, decreasing net interest margin for the remainder of the 2023, as liabilities generally reprice on a delay compared to assets and are currently rising at a faster pace. The effect of these factors on the Corporation’s net interest margin will depend on a number of factors, including the Corporation’s ability to continue to grow loans at the community banking segment and consumer finance segment, to compete for deposits, and to the extent of its reliance on borrowings. The Corporation can give no assurance as to the timing or extent of further increases in market interest rates or the impact of rising interest rates or any other factor on the Corporation's net interest margin.  The Federal Reserve Bank has subsequently increased the target federal funds interest rate by 0.25 percent to 5.50 percent at their July 2023 meeting. Although there are indications the Federal Reserve Bank appears to be nearing the end of the consistent rate increases as seen in 2022 and the first half of 2023, if market interest rates were to continue to rise further, net interest margin would be positively impacted as the Corporation generally expects its assets to reprice more quickly that its deposits and borrowings. Alternatively, if market interest rates begin to decline, the Corporation’s net interest margin would therefore be adversely affected as its assets reprice downward more quickly than its deposits and borrowings.

Noninterest Income

TABLE 4: Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Gains on sales of loans	$1,916	$2,198	$3,710	$4,893
Interchange income	1,580	1,559	3,100	2,989
Service charges on deposit accounts	1,071	1,071	2,119	2,117
Wealth management services income, net	611	625	1,225	1,272
Mortgage banking fee income	643	924	1,137	1,777
Mortgage lender services income	579	438	1,030	862
Other service charges and fees	379	402	770	776
Investment income in other equity interests	156	92	269	230
Net losses on sales, maturities and calls of available for sale securities	—	—	(5)	—
Other income (loss), net	828	(1,646)	1,851	(2,524)
Total noninterest income	$7,763	$5,663	$15,206	$12,392

Total noninterest income increased $2.1 million, or 37.1 percent, for the second quarter of 2023 and increased $2.8 million, or 22.7 percent, for the first six months of 2023, compared to the same periods in 2022. The increases were due primarily to fluctuations in unrealized gains and losses related to the Corporation’s nonqualified deferred compensation plan, included in other income (loss), higher mortgage lender services income, and higher debit card interchange fees, partially offset by lower volume of mortgage loan production, which resulted in lower gains on sales of loans and mortgage banking fee income.

The Corporation recognized unrealized gains related to its nonqualified deferred compensation plan of $586,000 and $1.4 million for the second quarter and first six months of 2023, respectively, compared to unrealized losses of $2.1 million and $3.4 million for the same periods in 2022, respectively. Unrealized gains and losses in the Corporation’s nonqualified deferred compensation plan are offset by changes in deferred compensation, recorded in salaries and employee benefits expense.

Noninterest Expense

TABLE 5: Noninterest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Salaries and employee benefits	$14,022	$10,642	$27,920	$22,498
Occupancy expense	1,987	2,116	4,031	4,325
Other expenses:
Data processing	2,614	2,645	5,296	5,246
Professional fees	794	743	1,389	1,495
Mortgage banking loan processing expenses	324	499	582	1,001
Other real estate loss and expense, net	1	1	1	1
Provision for indemnifications	(235)	(286)	(235)	(869)
Other expenses	2,984	2,739	5,908	5,613
Total other expenses	6,482	6,341	12,941	12,487
Total noninterest expense	$22,491	$19,099	$44,892	$39,310

Total noninterest expenses increased $3.4 million, or 17.8 percent, in the second quarter of 2023 and increased $5.6 million, or 14.2 percent, in the first six months of 2023 compared to the same periods in 2022. The increases were due primarily to changes in deferred compensation liabilities, included in salaries and employee benefits, and increases in salaries and employee benefits at the community banking segment, which have generally increased in line with employment market conditions, partially offset by lower expenses tied to mortgage loan production volume at the mortgage banking segment, reported in salaries and benefits and mortgage banking loan processing expenses, and lower reversals of provision for indemnifications at the mortgage banking segment in 2023 as compared to 2022.

Changes in deferred compensation liabilities increased salaries and employee benefits expense by $586,000 and $1.4 million in the second quarter and first six months of 2023, respectively, and decreased salaries and employee benefits expense by $2.1 million and $3.4 million in the second quarter and first six months of 2022, and were offset in both periods by unrealized gains and losses, respectively, recorded in noninterest income.

Income Taxes

The Corporation’s consolidated effective income tax rate was 18.8 percent and 21.7 percent for the first six months of 2023 and 2022, respectively. The Corporation’s consolidated effective tax rate for the first six months of 2023 was lower compared to the same period in 2022 primarily as a result of a lower share of income at the consumer finance and mortgage banking segments, which are subject to state income taxes.

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

TABLE 6: Community Banking Segment Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Interest income	$24,334	$16,808	$47,465	$31,846
Interest expense	5,850	1,174	9,593	2,347
Net interest income	18,484	15,634	37,872	29,499
Provision for credit losses	600	—	1,050	(700)
Net interest income after provision for credit losses	17,884	15,634	36,822	30,199
Noninterest income:
Interchange income	1,580	1,559	3,100	2,989
Service charges on deposit accounts	1,086	1,085	2,148	2,145
Wealth management services income, net	611	625	1,225	1,272
Investment income in other equity interests	156	92	269	230
Other income, net	609	774	1,210	1,423
Total noninterest income	4,042	4,135	7,952	8,059
Noninterest expense:
Salaries and employee benefits	8,920	8,165	17,846	16,652
Occupancy expense	1,579	1,613	3,200	3,331
Data processing	2,069	1,944	4,188	3,881
Other real estate loss and expense, net	1	1	1	1
Other expenses	2,430	2,089	4,699	4,119
Total noninterest expenses	14,999	13,812	29,934	27,984
Income before income taxes	6,927	5,957	14,840	10,274
Income tax expense	1,288	1,141	2,783	1,941
Net income	$5,639	$4,816	$12,057	$8,333

The community banking segment reported net income of $5.6 million and $12.1 million for the second quarter and first six months of 2023, respectively, compared to $4.8 million and $8.3 million for the same periods in 2022. The increases of $823,000 and $3.7 million for the second quarter and first six months of 2023, compared to the same periods in 2022, were due primarily to higher net interest income, partially offset by an increase in provision for credit losses and higher noninterest expense.

Net interest income for the community banking segment increased by $2.9 million to $18.5 million for the second quarter of 2023 and increased by $8.4 million to $37.9 million for the first six months of 2023, respectively, compared to the same periods in 2022. Included in net interest income is interest income on variable rate loans to the consumer finance and mortgage banking segments. Average loan yields were higher for the second quarter and first six months of 2023 compared to the same periods of 2022, due primarily to the effects of rising interest rates as market interest rates rose in 2022 and the first half of 2023. Average costs of interest-bearing liabilities were higher for the second quarter and first six months of 2023 compared to the same periods of 2022, due primarily to the effects of rising interest rates and a shift in the mix from lower cost deposits to time deposits and borrowings. While the community banking segment expects loan yields to continue to rise, the impact on net interest margin is expected to be outpaced by the effect of rising deposit costs for the remainder of 2023.

The community banking segment recorded $600,000 in provision for credit losses for the second quarter of 2023 and recorded $1.1 million provision for credit losses for the first six months of 2023 due primarily to growth in the loan portfolio and unfunded commitments. The community banking segment recorded no provision for credit losses for the second quarter of 2022 and recorded a net reversal of provision for credit losses of $700,000 for the first six months of 2022 due primarily to the resolution of certain impaired loans, which resulted in the reversal of specific reserves with no losses being realized. Noninterest income decreased for the second quarter and first six months of 2023 compared to the same periods in 2022 as a result of lower wealth management services income and lower other income, net, partially offset by higher debit card interchange income and higher investment income in other equity investments.  Noninterest expenses increased during the second quarter and first six months of 2023 compared to the same periods in 2022, driven primarily by higher salaries and employee benefits and higher other expenses due primarily to increased FDIC assessments from statutory increases applicable to all insured depository institutions.

Mortgage Banking:  The following table presents the mortgage banking operating results for the periods indicated.

TABLE 7: Mortgage Banking Segment Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Interest income	$499	$630	$795	$1,118
Interest expense	219	194	281	314
Net interest income	280	436	514	804
Provision for credit losses	—	10	—	32
Net interest income after provision for credit losses	280	426	514	772
Noninterest income:
Gains of sales of loans	1,928	2,639	3,785	5,347
Mortgage banking fee income	675	941	1,213	1,797
Mortgage lender services fee income	579	438	1,030	862
Other income	14	21	26	62
Total noninterest income	3,196	4,039	6,054	8,068
Noninterest expense:
Salaries and employee benefits	2,108	2,128	3,848	4,240
Occupancy expense	256	338	517	660
Data processing	263	304	505	614
Other expenses	403	651	958	1,133
Total noninterest expenses	3,030	3,421	5,828	6,647
Income before income taxes	446	1,044	740	2,193
Income tax expense	100	262	167	545
Net income	$346	$782	$573	$1,648

The mortgage banking segment reported net income of $346,000 and $573,000 for the second quarter and first six months of 2023 compared to $782,000 and $1.6 million for the same periods in 2022. The decrease in net income of the mortgage banking segment for the second quarter and first six months of 2023 compared to the same periods in 2022 was due primarily to lower volume of mortgage loan originations and lower reversals of provision for indemnifications in 2023, which is included in other expenses, partially offset by lower expenses tied to mortgage loan origination volume such as salaries and benefits, loan processing and data processing.

The following table presents mortgage loan originations and mortgage loans sold for the periods indicated.

TABLE 8: Mortgage Loan Originations

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Mortgage loan originations:
Purchases	$140,720	$185,659	$242,558	$327,209
Refinancings	14,366	25,413	28,343	73,767
Total mortgage loan originations[1]	$155,086	$211,072	$270,901	$400,976

Lock-adjusted originations[2]	$144,121	$215,876	$284,802	$423,466
1	Total mortgage loan originations does not include mortgage lender services.
2	Lock-adjusted originations includes an estimate of the effect of changes in the volume of mortgage loan applications in process that have not closed, net of volume not expected to close.

The rapid rise in mortgage interest rates during 2022 and first half of 2023, combined with higher home prices, has led to a substantial decline in mortgage loan originations for the mortgage industry so far in 2023 as compared to the same period in 2022.  Mortgage loan originations for the mortgage banking segment decreased 26.5 percent and 32.4 percent for the second quarter and first six months of 2023, respectively, compared to the same periods in 2022.  Gains on sales of loans, while driven in part by mortgage loan originations, also includes the effects of changes in locked loan commitments, which reflect the volume of mortgage loan applications that are in process and have not closed. Lock-adjusted originations for the mortgage banking segment decreased 33.2 percent and 32.7 percent for the second quarter and first six months of 2023 compared to the same periods in 2022. Locked loan commitments were $58.1 million at June 30, 2023, compared to $42.3 million at December 31, 2022 and $109.0 million at June 30, 2022. Mortgage lender services fee income is derived from providing mortgage origination functions to third-party mortgage lenders for a fee. Mortgage lender services fee income increased for the second quarter and first six months of 2023 compared to the same periods in 2022 as a result of an increase in the number of institutional customers and the types of services provided, partially offset by the negative impacts of reduced mortgage loan volume in the industry.

The mortgage banking segment recorded a reversal of provision for indemnification losses of $235,000 for both the second quarter and first six months of 2023 compared to a reversal of provision for indemnification losses of $286,000 and $869,000 for the same periods in 2022.  The release of indemnification reserves in the second quarter and first six months of 2022 and 2023 was due primarily to improvement in the mortgage banking segment’s assessment of borrower payment performance and other factors affecting expected losses on mortgage loans sold in the secondary market. Management believes that the indemnification reserve is sufficient to absorb losses related to loans that have been sold in the secondary market.

Consumer Finance:  The following table presents the consumer finance operating results for the periods indicated.

TABLE 9: Consumer Finance Segment Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Interest income	$11,785	$10,222	$23,293	$19,800
Interest expense	5,705	3,091	11,312	5,859
Net interest income	6,080	7,131	11,981	13,941
Provision for credit losses	1,100	520	2,700	870
Net interest income after provision for credit losses	4,980	6,611	9,281	13,071

Noninterest income	5	49	44	115
Noninterest expense:
Salaries and employee benefits	2,198	2,242	4,451	4,566
Occupancy expense	154	164	315	333
Data processing	324	389	641	733
Other expenses	838	850	1,741	1,707
Total noninterest expenses	3,514	3,645	7,148	7,339
Income before income taxes	1,471	3,015	2,177	5,847
Income tax expense	401	820	598	1,590
Net income	$1,070	$2,195	$1,579	$4,257

The consumer finance segment reported net income of $1.1 million and $1.6 million for the second quarter and first six months of 2023 compared to $2.2 million and $4.3 million for the same periods in 2022. The decreases in consumer finance segment net income for the second quarter and first six months of 2023, as compared to the same periods in 2022, were due primarily to higher interest expense on variable rate borrowings from the community banking segment as a result of increased market rates and higher provision for credit losses as a result of increased net charge-offs, partially offset by higher interest income resulting from higher average balances of loans.  Average loans outstanding increased $58.7 million, or 14.1 percent, for the second quarter of 2023 and increased $76.3 million, or 19.1 percent, for the first six months of 2023 compared to the same periods in 2022.

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

The allowance for credit losses represents an amount that, in our judgment, reduces the recorded investment in loans to the net amount expected to be collected. The provision for credit losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. Balances and ratios presented as of June 30, 2023 are in accordance with ASC 326, whereas balances and ratios presented as of December 31, 2022 or a prior date are presented in accordance with the previously applicable GAAP.

The following tables present the Corporation’s credit loss experience for the periods indicated.

TABLE 10: Allowance for Credit Losses

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
For the three months ended June 30, 2023:
Balance at March 31, 2023	$11,449	$3,510	$25,875	$40,834
Provision charged to operations	199	102	1,100	1,401
Loans charged off	—	(68)	(2,826)	(2,894)
Recoveries of loans previously charged off	90	59	1,038	1,187
Balance at June 30, 2023	$11,738	$3,603	$25,187	$40,528

Average loans	$870,158	$333,548	$476,203	$1,679,909
Ratio of annualized net (recoveries) charge-offs to average loans	(0.04)%	0.01%	1.50%	0.41%
1Consumer loans includes provision, charge-offs and recoveries related to demand deposit overdrafts.

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
For the six months ended June 30, 2023:
Balance at December 31, 2022	$11,219	$3,330	$25,969	$40,518
Impact of ASC 326 adoption on non-PCD loans	(617)	98	406	(113)
Impact of ASC 326 adoption on PCD loans	595	9	—	604
Provision charged to operations	432	219	2,700	3,351
Loans charged off	(16)	(157)	(5,934)	(6,107)
Recoveries of loans previously charged off	125	104	2,046	2,275
Balance at June 30, 2023	$11,738	$3,603	$25,187	$40,528

Average loans	$862,397	$326,682	$475,717	$1,664,796
Ratio of annualized net (recoveries) charge-offs to average loans	(0.03)%	0.02%	1.63%	0.46%
1Consumer loans includes provision, charge-offs and recoveries related to demand deposit overdrafts.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer[1]	Finance	Total
For the three months ended June 30, 2022:
Balance at beginning of period	$2,628	$893	$10,440	$544	$164	$25,099	$39,768
Provision charged to operations	(80)	79	(21)	(22)	54	520	530
Loans charged off	—	—	—	—	(68)	(1,009)	(1,077)
Recoveries of loans previously charged off	5	—	3	2	30	1,258	1,298
Balance at end of period	$2,553	$972	$10,422	$524	$180	$25,868	$40,519

Average loans	$218,318	$86,630	$713,753	$40,633	$8,041	$417,503	$1,484,878
Ratio of annualized net (recoveries) charge-offs to average loans	(0.01)%	—%	(0.00)%	(0.02)%	1.89%	(0.24)%	(0.06)%

1Consumer loans includes provision, charge-offs and recoveries related to demand deposit overdrafts.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer[1]	Finance	Total
For the six months ended June 30, 2022:
Balance at beginning of period	$2,660	$856	$11,085	$593	$172	$24,791	$40,157
Provision charged to operations	(118)	116	(657)	(71)	62	870	202
Loans charged off	—	—	(11)	—	(116)	(2,322)	(2,449)
Recoveries of loans previously charged off	11	—	5	2	62	2,529	2,609
Balance at end of period	$2,553	$972	$10,422	$524	$180	$25,868	$40,519

Average loans	$216,776	$81,928	$702,950	$40,587	$8,114	$399,409	$1,449,764
Ratio of annualized net (recoveries) charge-offs to average loans	(0.01)%	—%	0.00%	(0.01)%	1.33%	(0.10)%	(0.02)%
1Consumer loans includes provision, charge-offs and recoveries related to demand deposit overdrafts.

For further information regarding the adequacy of our allowance for credit losses, refer to “Table 15: Nonperforming Assets” and the accompanying disclosure below.

The allocation of the allowance for credit losses and the ratio of corresponding outstanding loan balances to total loans are as follows as of the dates indicated. Balances and ratios presented as of June 30, 2023 are in accordance with ASC 326, whereas balances and ratios presented as of December 31, 2022 or a prior date are presented in accordance with the previously applicable GAAP.

TABLE 11: Allocation of Allowance for Credit Losses

June 30,
(Dollars in thousands)	2023
Allocation of allowance for credit losses:
Commercial	$11,738
Consumer	3,603
Consumer Finance	25,187
Total allowance for credit losses	$40,528
Ratio of loans to total period-end loans:
Commercial	51%
Consumer	21
Consumer Finance	28
100%

December 31,
(Dollars in thousands)	2022
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,622
Real estate—construction	788
Commercial, financial and agricultural	10,431
Equity lines	497
Consumer	211
Consumer finance	25,969
Total allowance for loan losses	$40,518
Ratio of loans to total period-end loans:
Real estate—residential mortgage	16%
Real estate—construction	4
Commercial, financial and agricultural	48
Equity lines	2
Consumer	1
Consumer finance	29
100%

Loans are required to be measured at amortized cost and to be presented at the net amount expected to be collected. Off balance sheet credit exposures, including loan commitments, are not recorded on balance sheet, but expected credit losses arising from off balance sheet credit exposures are recorded as a reserve for unfunded commitments and reported in Other Liabilities. Credit losses on available for sale debt securities are accounted for as an allowance for credit losses, which is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value and the amount expected to be collected on the financial asset. The allowance for credit losses on loans and available for sale debt securities and the reserve for unfunded commitments are established through a provision for credit losses charged against earnings. Amounts reported for the three and six months ended June 30, 2023 are in accordance with ASC 326, whereas amounts reported for periods prior to January 1, 2023 are presented in accordance with the previously applicable GAAP.

The following table presents a breakdown of the provision for credit losses for the periods indicated:

TABLE 12: Provision for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Provision for credit losses:
Provision for loans	$1,401	$530	$3,351	$202
Provision for unfunded commitments	299	—	399	—
Total	$1,700	$530	$3,750	$202

Loans by credit quality indicators are presented in Table 13 below.  Balances presented as of June 30, 2023 are in accordance with ASC 326, whereas balances presented as of December 31, 2022 or a prior date are presented in accordance with the previously applicable GAAP.

TABLE 13: Credit Quality Indicators

Loans by credit quality indicators as of June 30, 2023 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Commercial real estate	$622,957	$1,014	$5,783	$264	$630,018
Commercial business	114,719	2,717	69	—	117,505
Construction - commercial real estate	53,620	—	—	—	53,620
Land acquisition and development	33,107	—	—	—	33,107
Builder lines	29,857	—	—	—	29,857
Construction - consumer real estate	11,542	—	—	—	11,542
Residential mortgage	281,154	117	691	149	282,111
Equity lines	45,298	—	5	107	45,410
Other consumer	8,792	—	—	—	8,792
	$1,201,046	$3,848	$6,548	$520	$1,211,962

1At June 30, 2023, the Corporation did not have any loans classified as Doubtful or Loss.

(Dollars in thousands)	Very Good	Good	Fairly Good	Fair	Marginal	Total
Consumer finance - automobiles	$26,757	$95,894	$140,307	$108,867	$36,185	$408,010
Consumer finance - marine and recreational vehicles	47,600	18,733	685	—	—	67,018
	$74,357	$114,627	$140,992	$108,867	$36,185	$475,028

Loans by credit quality indicators as of December 31, 2022 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$264,891	$518	$702	$156	$266,267
Real estate – construction [2]	59,675	—	—	—	59,675
Commercial, financial and agricultural [3]	776,387	738	5,856	—	782,981
Equity lines	43,147	40	5	108	43,300
Consumer	8,747	191	—	—	8,938
	$1,152,847	$1,487	$6,563	$264	$1,161,161

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance[4]	$473,632	$925	$474,557
1	At December 31, 2022, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.
4	Includes the Corporation’s automobile lending and marine and recreational vehicle lending.

Table 14 summarizes the Corporation’s credit ratios on a consolidated basis and Table 15 summarizes nonperforming assets by principal business segment as of June 30, 2023 and December 31, 2022.  Balances and ratios presented as of June 30, 2023 are in accordance with ASC 326, whereas balances and ratios presented as of December 31, 2022 or a prior date are presented in accordance with the previously applicable GAAP.

TABLE 14: Consolidated Credit Ratios

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Total loans[1]	$1,686,990	$1,635,718
Nonaccrual loans	$1,169	$1,189
ACL	$40,528	$40,518
Nonaccrual loans to total loans	0.07%	0.07%
ACL to total loans	2.40%	2.48%
ACL to nonaccrual loans	3,466.89%	3,407.74%
1	Total loans does not include loans held for sale at the mortgage banking segment.

TABLE 15: Nonperforming Assets

Community Banking Segment

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Total loans	$1,211,962	$1,160,454
Nonaccrual loans	$520	$115
Impaired loans[1]	n/a	$823
ACL	$15,341	$14,513
Nonaccrual loans to total loans	0.04%	0.01%
ACL to total loans	1.27%	1.25%
ACL to nonaccrual loans	2,950.19%	12,620.00%
Annualized year-to-date net (recoveries) charge-offs to average total loans	(0.01)%	0.02%
1	The adoption of ASC 326 replaced previous impaired loans and TDR accounting guidance, and the evaluation of the ACL includes loans previously designated as impaired or TDRs together with other loans that share similar risk characteristics.

Mortgage Banking Segment

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Total loans[1]	$—	$707
Nonaccrual loans	$—	$149
ACL	$—	$36
Nonaccrual loans to total loans	—%	21.07%
ACL to total loans	—%	5.09%
ACL to nonaccrual loans	—%	24.16%
Annualized year-to-date net charge-offs to average total loans	—%	—%
1	All loans have been transferred to the community banking segment. Total loans does not include loans held for sale.

Consumer Finance Segment

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Total loans	$475,028	$474,557
Nonaccrual loans	$649	$925
Repossessed assets	$519	$352
ACL	$25,187	$25,969
Nonaccrual loans to total loans	0.14%	0.19%
ACL to total loans	5.30%	5.47%
ACL to nonaccrual loans	3,880.89%	2,807.46%
Annualized year-to-date net charge-offs to average total loans	1.63%	0.59%

The community banking segment’s nonaccrual loans were $520,000 at June 30, 2023 compared to $115,000 at December 31, 2022.  The community banking segment recorded $600,000 and $1.1 million in provision for credit losses for the second quarter and first six months of 2023, respectively, compared to no provision for credit losses and a net reversal of provision for credit losses of $700,000, respectively, for the same periods in 2022. The increases in provision for credit losses are due primarily to growth in the loan portfolio, an increase in unfunded commitments, and the resolution of certain impaired loans in 2022, which resulted in the reversal of specific reserves with no losses being realized. At June 30, 2023, the allowance for credit losses increased to $15.3 million, compared to an allowance for loan losses of $14.5 million at December 31, 2022, due primarily to growth in the loan portfolio and the adoption of CECL, which resulted in an implementation adjustment on January 1, 2023 of $85,000. Management believes that the level of the allowance for credit losses is adequate to reflect the net amount expected to be collected.

Nonaccrual loans at the consumer finance segment were $649,000 at June 30, 2023, compared to $925,000 at December 31, 2022. Nonaccrual consumer finance loans remain low relative to the allowance for credit losses and the total consumer finance loan portfolio because the consumer finance segment generally initiates repossession of loan collateral once a loan becomes more than 60 days delinquent.  Repossessed vehicles of the consumer finance segment are classified as other assets and consist only of vehicles the Corporation has the legal right to sell.  Prior to the reclassification from loans to repossessed vehicles, the difference between the carrying amount of each loan and the fair value of each vehicle (i.e. the deficiency) is charged against the allowance for credit losses. At June 30, 2023, repossessed vehicles available for sale totaled $519,000, compared to $352,000 at December 31, 2022.

The consumer finance segment experienced net charge-offs at an annualized rate of 1.63 percent of average total loans for the first six months of 2023, compared to net recoveries at an annualized rate of 0.10 percent for the first six months of 2022, due primarily to an increase in the number of delinquent loans, a steady decline in wholesale values of used automobiles from a peak during the COVID-19 pandemic and continued challenges in repossessing automobiles due to a decline in the number of repossession agencies, which results in a fully charged-off loan when an automobile cannot be repossessed. At June 30, 2023, total delinquent loans as a percentage of total loans was 2.88 percent, compared to 2.78 percent at December 31, 2022 and 2.07 percent at June 30, 2022. Delinquent loans have begun increasing towards pre-

pandemic levels following a period of historically low delinquencies during the COVID-19 pandemic. The allowance for credit losses was $25.2 million at June 30, 2023, compared to an allowance for loan losses of $26.0 million at December 31, 2022. The allowance for credit losses as a percentage of total loans decreased to 5.30 percent at June 30, 2023, compared to an allowance for loan losses as a percentage of total loans of 5.47 percent at December 31, 2022, primarily as a result of growth in loans with stronger credit quality while balances of loans with lower credit quality declined, partially offset by the adoption of CECL, which resulted in an implementation adjustment on January 1, 2023 of $406,000.

As discussed above, the consumer finance segment at times offers payment deferrals to borrowers as a portfolio management technique to achieve higher ultimate cash collections on select loan accounts. Average amounts of payment deferrals on a monthly basis, which are not included in delinquent loans, were 1.70 percent and 1.46 percent as a percentage of average automobile loans outstanding for the second quarter of 2023 and 2022, respectively, and were 1.65 percent and 1.48 percent as a percentage of average automobile loans outstanding for the first six months of 2023 and 2022, respectively.

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

FINANCIAL CONDITION

At June 30, 2023, the Corporation had total assets of $2.4 billion, which was an increase of $87.1 million since December 31, 2022. The increase was attributable primarily to growth in loans held for investment and loans held for sale, funded in part by accessing brokered deposits and short-term borrowings. The significant components of the Corporation’s Consolidated Balance Sheets are discussed below.

Loan Portfolio

Tables 16 and 17 present information pertaining to the composition of loans held for investment and the maturity/repricing of certain loans held for investment, respectively.

TABLE 16: Summary of Loans Held for Investment

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$630,018	37%	$592,301	36%
Commercial business	117,505	7	118,605	7
Construction - commercial real estate	53,620	3	49,136	3
Land acquisition and development	33,107	2	37,537	2
Builder lines	29,857	2	34,538	2
Construction - consumer real estate	11,542	1	10,539	1
Residential mortgage	282,111	17	266,267	16
Equity lines	45,410	2	43,300	3
Other consumer	8,792	1	8,938	1
Consumer finance - automobiles	408,010	24	411,112	25
Consumer finance - marine and recreational vehicles	67,018	4	63,445	4
Subtotal	1,686,990	100%	1,635,718	100%
Less allowance for credit losses	(40,528)		(40,518)
Loans, net	$1,646,462		$1,595,200

The increase in total loans from December 31, 2022 to June 30, 2023 was due primarily to growth in commercial real estate and residential mortgage lending at the community banking segment.

TABLE 17: Maturity/Repricing Schedule of Loans Held for Investment

	June 30, 2023
(Dollars in thousands)	Commercial	Consumer	Consumer Finance	Total
Variable Rate:
Within 1 year	$214,269	$46,478	$—	$260,747
1 to 5 years	75,902	1,278	—	77,180
5 to 15 years	18,610	57	—	18,667
After 15 years	—	—	—	—
Fixed Rate:
Within 1 year	$36,420	$17,127	$5,236	$58,783
1 to 5 years	232,345	37,881	202,811	473,037
5 to 15 years	274,173	204,751	266,981	745,905
After 15 years	12,388	40,283	—	52,671

	$864,107	$347,855	$475,028	$1,686,990

Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At June 30, 2023 and December 31, 2022, all securities in the Corporation’s investment portfolio were classified as available for sale.

Table 18 sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 18: Securities Available for Sale

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. Treasury securities	$52,018	11%	$58,833	11%
U.S. government agencies and corporations	114,258	23	130,274	26
Mortgage-backed securities	172,396	35	179,918	35
Obligations of states and political subdivisions	130,906	27	120,827	24
Corporate and other debt securities	21,306	4	22,739	4
Total available for sale securities at fair value	$490,884	100%	$512,591	100%

Securities available for sale decreased by $21.7 million to $490.9 million at June 30, 2023, compared to $512.6 million at December 31, 2022, due primarily to maturities, calls and paydowns of securities. Net unrealized losses in the market value of securities available for sale were $42.6 million at June 30, 2023 and net unrealized losses in the market value of securities available for sale were $44.5 million at December 31, 2022.

For more information about the Corporation's securities available for sale, including information about securities in an unrealized loss position at June 30, 2023 and December 31, 2022, see Part I, Item 1, “Financial Statements” under the heading “Note 2: Securities” in this Quarterly Report on Form 10-Q.

Table 19 presents additional information pertaining to the composition of the securities portfolio at amortized cost, by the earlier of contractual maturity or expected maturity.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

TABLE 19: Maturity of Securities

	June 30, 2023
		Weighted
	Amortized	Average
(Dollars in thousands)	Cost	Yield [1]
U.S. Treasury securities:
Maturing within 1 year	$40,741	2.20%
Maturing after 1 year, but within 5 years	12,929	1.72
Total U.S. Treasury securities	53,670	2.08
U.S. government agencies and corporations:
Maturing within 1 year	48,638	2.57
Maturing after 1 year, but within 5 years	37,819	1.32
Maturing after 5 years, but within 10 years	31,148	1.53
Maturing after 10 years	8,184	2.09
Total U.S. government agencies and corporations	125,789	1.91
Mortgage-backed securities:
Maturing within 1 year	359	2.02
Maturing after 1 year, but within 5 years	101,598	1.88
Maturing after 5 years, but within 10 years	87,813	1.88
Maturing after 10 years	2,107	4.56
Total mortgage-backed securities	191,877	1.91
States and municipals:[1]
Maturing within 1 year	15,623	3.61
Maturing after 1 year, but within 5 years	48,268	2.57
Maturing after 5 years, but within 10 years	59,236	3.59
Maturing after 10 years	13,765	3.10
Total states and municipals	136,892	3.18
Corporate and other debt securities:
Maturing after 1 year, but within 5 years	2,000	5.69
Maturing after 5 years, but within 10 years	22,732	3.48
Maturing after 10 years	500	4.50
Total corporate and other debt securities	25,232	3.67
Total securities:
Maturing within 1 year	105,361	2.58
Maturing after 1 year, but within 5 years	202,614	1.97
Maturing after 5 years, but within 10 years	200,929	2.51
Maturing after 10 years	24,556	2.82
Total securities	$533,460	2.33
1.	Yields on tax-exempt securities have been computed on a taxable-equivalent basis using the federal corporate income tax rate of 21 percent. The weighted average yield is calculated based on the relative amortized costs of the securities.

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first six months of 2023, deposits decreased $6.4 million to $2.00 billion at June 30, 2023. Noninterest bearing demand deposits decreased $18.7 million, savings and interest-bearing demand deposits decreased $152.7 million, and time deposits increased $165.0 million during the same period. The Corporation continuously monitors deposit fluctuations and there have been no significant outflows with total deposits decreasing less than 1 percent over the first six months of 2023. The decrease in non-time deposits was due in part to a shift in balances toward time deposits as interest rates increased and to seasonal factors related to municipal deposits, which tend to increase with tax collections primarily in the fourth quarter of each year and decline with spending thereafter. The Corporation had $130.3 million in municipal deposits at June 30, 2023 compared to $178.9 million at December 31, 2022.

The Corporation had $25.0 million in brokered money market and time deposits outstanding at June 30, 2023 compared to $5,000 at December 31, 2022.  While traditional deposits declined during the first six months of 2023, the Corporation may rely on brokered deposits on a limited basis as a means of maintaining and diversifying liquidity and funding sources.

Borrowings

Borrowings increased to $175.6 million at June 30, 2023 from $92.1 million at December 31, 2022 due primarily to increased short-term borrowings from the FHLB to support lending activities.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available for sale, totaled $349.4 million at June 30, 2023, compared to $325.7 million at December 31, 2022. The Corporation’s funding sources, including capacity, amount outstanding and amount available at June 30, 2023 are presented in Table 20.  The Corporation’s capacity and amount available increased $190.6 million and $98.3 million, respectively, from December 31, 2022 as a result of pledging additional loans in order to increase funding capacity under secured funding arrangements with the FHLB and Federal Reserve Bank.

TABLE 20: Funding Sources

	June 30, 2023
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$95,000	$—	$95,000
Repurchase lines of credit	35,000	—	35,000
Borrowings from FHLB	260,512	94,500	166,012
Borrowings from Federal Reserve Bank	234,854	—	234,854
Total	$625,366	$94,500	$530,866

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

Uninsured deposits represent amounts above the FDIC insurance coverage limit. As of June 30, 2023, the Corporation’s uninsured deposits were approximately $565.9 million, or 28.3 percent of total deposits. Excluding intercompany cash holdings and municipal deposits which are secured with pledged securities, amounts uninsured were approximately $382.7 million, or 19.2 percent of total deposits as of June 30, 2023, compared to 21.0 percent of total deposits as of March 31, 2023. The Corporation’s borrowing availability as of June 30, 2023 was $530.9 million, exceeding uninsured deposits, excluding intercompany cash holdings and secured municipal deposits, by $148.2 million.

The Corporation’s internal policy limits brokered deposits to 20 percent of total deposits, representing approximately $374.5 million of additional net availability for additional brokered deposits as of June 30, 2023.

As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its operational requirements and contractual obligations.

Capital Resources

The disclosure below presents the Corporation’s and the Bank’s actual capital amounts and ratios under currently applicable regulatory capital standards.  Under the small bank holding company policy statement of the Federal Reserve Board, which applies to certain bank holding companies with consolidated total assets of less than $3 billion, the Corporation is not subject to regulatory capital requirements. The table below reflects the Corporation’s consolidated capital as determined under regulations that apply to bank holding companies that are not small bank holding companies and minimum capital requirements that would apply to the Corporation if it were not a small bank holding company.  Although the minimum regulatory capital requirements are not applicable to the Corporation, the Corporation calculates these ratios for its own planning and monitoring purposes. Total risk-weighted assets at June 30, 2023 for the Corporation were $1.90 billion and for the Bank were $1.87 billion. Total risk-weighted assets at December 31, 2022 for the Corporation were $1.82 billion and for the Bank were $1.80 billion. As of June 30, 2023, the Corporation and the Bank met all capital adequacy requirements to which it is subject.

TABLE 21: Regulatory Capital

	June 30, 2023
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$282,347	14.9%	$151,643	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	238,429	12.6	113,732	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	213,429	11.3	85,299	4.5		N/A	N/A
Tier 1 leverage ratio	238,429	9.9	96,809	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$263,080	14.1%	$149,618	8.0%		$187,023	10.0%
Tier 1 risk-based capital ratio	239,474	12.8	112,214	6.0		149,618	8.0
Common Equity Tier 1 capital ratio	239,474	12.8	84,160	4.5		121,565	6.5
Tier 1 leverage ratio	239,474	10.0	96,058	4.0		120,072	5.0

	December 31, 2022
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$280,606	15.4%	$145,958	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	233,581	12.8	109,468	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	208,581	11.4	82,101	4.5		N/A	N/A
Tier 1 leverage ratio	233,581	9.9	94,562	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$255,719	14.2%	$144,074	8.0%		$180,093	10.0%
Tier 1 risk-based capital ratio	232,985	12.9	108,056	6.0		144,074	8.0
Common Equity Tier 1 capital ratio	232,985	12.9	81,042	4.5		117,060	6.5
Tier 1 leverage ratio	232,985	9.9	93,856	4.0		117,320	5.0

The regulatory risk-based capital amounts presented above include:  (1) common equity tier 1 capital (CET1) which consists principally of common stock (including surplus) and retained earnings with adjustments for goodwill and intangible assets; (2) Tier 1 capital which consists principally of CET1 plus the Corporation’s “grandfathered” trust preferred securities; and (3) Tier 2 capital which consists principally of Tier 1 capital plus a limited amount of the allowance for credit losses and $20.0 million of outstanding subordinated notes of the Corporation. The Corporation repaid $4.0 million of subordinated notes during the three months ended June 30, 2023. The Total Capital ratio, Tier  1 Capital ratio and CET1 ratio are calculated as a percentage of risk-weighted assets.  The Tier 1 Leverage ratio is calculated as a percentage of average tangible assets.  In addition, the Corporation has made the one-time irrevocable election to continue treating accumulated other comprehensive income (AOCI) under regulatory standards that were in place prior to the Basel III Final Rule in order to eliminate volatility of regulatory capital that can result from fluctuations in AOCI and the inclusion of AOCI in regulatory capital, as would otherwise be required under the Basel III Capital Rule.  As a result of this election, changes in AOCI, including unrealized losses on securities available for sale, do not affect regulatory capital amounts shown in the table above for the Corporation or the Bank. For additional information about the Basel III Final Rules, see “Item 1. Business” under the heading “Regulation and Supervision” and “Item 8. Financial Statements and Supplementary Data,” under the heading “Note 17: Regulatory Requirements and Restrictions” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022.

The Basel III rules established a “capital conservation buffer” of 2.5 percent above the regulatory minimum risk-based capital ratios, which is not included in the table above.  Including the capital conservation buffer, the minimum ratios are a common equity Tier I risk-based capital ratio of 7.0 percent, a Tier I risk-based capital ratio of 8.5 percent, and a total risk-based capital ratio of 10.5 percent.  The Corporation and the Bank exceeded these ratios at June 30, 2023 and December 31, 2022.

The Corporation’s capital resources are impacted by its share repurchase programs. Under the 2022 Repurchase Program which was authorized by the Corporation’s Board of Directors during the fourth quarter of 2022, the Corporation is authorized to purchase up to $10.0 million of the Corporation’s common stock.  Repurchases under the 2022 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions, and there is no assurance that the Corporation will purchase any shares under the 2022 Repurchase Program. The 2022 Repurchase Program is authorized through December 31, 2023, and, as of June 30, 2023, there was $5.0 million remaining available for repurchases of the Corporation’s common stock under the 2022 Repurchase Program.

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

TABLE 22: Non-GAAP Table

	For The Three Months Ended		For The Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands except for per share data)	2023	2022	2023	2022
Reconciliation of Certain Non-GAAP Financial Measures
Return on Average Tangible Common Equity
Average total equity, as reported	$204,090	$196,540	$202,979	$202,614
Average goodwill	(25,191)	(25,191)	(25,191)	(25,191)
Average other intangible assets	(1,569)	(1,856)	(1,604)	(1,896)
Average noncontrolling interest	(623)	(628)	(706)	(754)
Average tangible common equity	$176,707	$168,865	$175,478	$174,773

Net income	$6,384	$6,783	$12,881	$12,518
Amortization of intangibles	68	74	136	149
Net income attributable to noncontrolling interest	(78)	(41)	(134)	(147)
Net tangible income attributable to C&F Financial Corporation	$6,374	$6,816	$12,883	$12,520

Annualized return on average tangible common equity	14.43%	16.15%	14.68%	14.33%

Fully Taxable Equivalent Net Interest Income[1]
Interest income on loans	$27,416	$21,923	$53,476	$42,407
FTE adjustment	53	43	100	69
FTE interest income on loans	$27,469	$21,966	$53,576	$42,476

Interest income on securities	$3,041	$2,075	$6,110	$3,716
FTE adjustment	182	91	345	183
FTE interest income on securities	$3,223	$2,166	$6,455	$3,899

Total interest income	$30,738	$24,392	$60,043	$46,623
FTE adjustment	235	134	445	252
FTE interest income	$30,973	$24,526	$60,488	$46,875

Net interest income	$24,345	$22,631	$49,303	$43,107
FTE adjustment	235	134	445	252
FTE net interest income	$24,580	$22,765	$49,748	$43,359

_____________________

1	Assuming a tax rate of 21%.

	June 30,	December 31,
(Dollars in thousands except for per share data)	2023	2022
Tangible Book Value Per Share
Equity attributable to C&F Financial Corporation	$201,898	$195,634
Goodwill	(25,191)	(25,191)
Other intangible assets	(1,543)	(1,679)
Tangible equity attributable to C&F Financial Corporation	$175,164	$168,764

Shares outstanding	3,403,838	3,476,614

Book value per share	$59.31	$56.27
Tangible book value per share	$51.46	$48.54

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
●general business conditions, as well as conditions within the financial markets
●general economic conditions, including unemployment levels, inflation rates, supply chain disruptions and slowdowns in economic growth, and also including the economic impacts of the COVID-19 pandemic
●market disruptions including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, war and other military conflicts (including the ongoing military conflict between Russia and Ukraine) or other major events, or the prospect of these events
●developments impacting the financial services industry, such as bank failures or concerns involving liquidity
●attracting, hiring, training, motivating and retaining qualified employees
●the legislative and regulatory climate, regulatory initiatives with respect to financial institutions, products and services, the Consumer Financial Protection Bureau (the CFPB) and the regulatory and enforcement activities of the CFPB
●monetary and fiscal policies of the U.S. Government, including policies of the FDIC, U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System (the Federal Reserve Board), and the effect of these policies on interest rates and business in our markets
●demand for financial services in the Corporation’s market area
●the value of securities held in the Corporation’s investment portfolios
●the quality or composition of the loan portfolios and the value of the collateral securing those loans
●the inventory level, demand and fluctuations in the pricing of used automobiles, including sales prices of repossessed vehicles
●the level of automobile loan delinquencies or defaults and our ability to repossess automobiles securing delinquent automobile finance installment contracts
●the level of net charge-offs on loans and the adequacy of our allowance for credit losses
●the level of indemnification losses related to mortgage loans sold
●demand for loan products
●deposit flows
●the strength of the Corporation’s counterparties

●the soundness of other financial institutions and any indirect exposure related to the closing of other financial institutions and their impact on the broader market through other customers, suppliers and partners, or that the conditions which resulted in the liquidity concerns experienced by closed financial institutions may also adversely impact, directly or indirectly, other financial institutions and market participants with which the Corporation has commercial or deposit relationships
●competition from both banks and non-banks, including competition in the automobile finance and marine and recreational vehicle finance markets
●reliance on third parties for key services
●the commercial and residential real estate markets
●the demand for residential mortgages and conditions in the secondary residential mortgage loan markets
●the Corporation’s technology initiatives and other strategic initiatives
●the Corporation’s branch expansions and consolidations
●cyber threats, attacks or events
●expansion of C&F Bank’s product offerings
●accounting principles, policies and guidelines, and elections made by the Corporation thereunder, including, for example, our adoption of the CECL methodology and the potential volatility in the Corporation’s operating results due the application of the CECL methodology

These risks and uncertainties, and the risks discussed in more detail in Item 1A. “Risk Factors,” of Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022 and in Item 1A. “Risk Factors,” of Part II of this Quarterly Report on Form 10-Q should be considered in evaluating the forward-looking statements contained herein.

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

The Corporation’s Asset/Liability Committee meets at least quarterly with the primary objective of maximizing current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent and appropriate. Thus the goal of interest rate risk management is to maintain a balance between risk and reward such that net interest income is maximized while risk is maintained at an acceptable level.

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

The simulation analysis results are presented in the table below. These results, based on a measurement date balance sheet as of June 30, 2023, indicate that the Corporation would expect net interest income to decrease over the next twelve months 4.56 percent assuming an immediate downward shift in market interest rates of 200 basis points (BP) and to increase 1.49 percent if rates shifted upward to the same degree.

 One-Year Net Interest Income Simulation (dollars in thousands)

	Hypothetical Change in Net
	Interest Income
	Over the Next Twelve Months
	as of
	June 30, 2023		December 31, 2022
Assumed Market Interest Rate Shift	Dollars	Percentage	Dollars	Percentage
-200 BP shock	$(5,078)	(4.56)%	$(6,143)	(5.31)%
+200 BP shock	$1,656	1.49%	$2,747	2.37%

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

The EVE analysis results are presented in the table below. These results as of June 30, 2023 indicate that the EVE would decrease 7.29 percent assuming an immediate downward shift in market interest rates of 200 BP and would increase 2.13 percent if rates shifted upward to the same degree.

Static EVE Change (dollars in thousands)

	Hypothetical Change in EVE
	as of
	June 30, 2023		December 31, 2022
Assumed Market Interest Rate Shift	Dollars	Percentage	Dollars	Percentage
-200 BP shock	$(30,154)	(7.29)%	$(42,156)	(9.79)%
+200 BP shock	$8,795	2.13%	$18,038	4.19%

As of June 30, 2023, in both the simulation analysis and the EVE analysis, net interest income over the next twelve months and EVE, respectively, increase in the event of an immediate upward shift in interest rates, and decrease in the event of an immediate downward shift in interest rates. As a result of modeled changes in interest rates, the Corporation’s assets would reprice more quickly than the Corporation’s borrowings and deposits primarily due to the shorter maturity or repricing dates of its interest-bearing deposits in other banks and its loan portfolio. In a falling rate environment, the analyses assume that rate-sensitive assets are repriced downward, subject to floors on certain loans, while certain deposit rates are not allowed to decrease below zero.

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

ITEM 4.CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2023 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

There were no changes in the Corporation’s internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022 and on Form 10-Q for the three months ended March 31, 2023, except as set forth below.

Our business, financial condition, and results of operations could be adversely affected by developments impacting the financial services industry, such as bank failures or concerns involving liquidity.

Events in the financial services industry, including bank closures, cause general uncertainty and concern regarding the adequacy of liquidity of the financial services industry generally. While we rely on different sources of funding to meet potential liquidity needs, our business strategies are largely based on access to funding from customer deposits and supplemental funding provided by wholesale or other secondary liquidity sources. Deposit levels may be affected by various industry factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, conditions in the financial services industry specifically and general economic conditions that impact the amount of liquidity in the economy and savings levels, and also by factors that impact customers’ perception of our financial condition and capital and liquidity levels. The response to bank closures by the U.S. Government, including the U.S. Department of the Treasury, the FDIC, and the Federal Reserve, cannot be predicted and the policies and regulations implemented in response to past bank closures cannot be expected to be extended or repeated in response to a future bank closure. The Corporation cannot predict to what extent any such steps taken by the banking regulators will be effective in calming the financial markets and financial services industry generally, preventing further bank closures, or reducing the risk of deposit outflows, and particularly sudden deposit outflows, from banks. As a result of this uncertainty, we face the potential for deposit outflows, increased borrowing and funding costs, and increased competition for liquidity, any of which could have a material adverse impact on our financial performance or financial condition.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors authorized a program, effective December 1, 2022, to repurchase up to $10.0 million of the Corporation’s common stock through December 31, 2023 (the 2022 Repurchase Program).  Repurchases under the 2022 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act and shares repurchased will be returned to the status of authorized and unissued shares of common stock. There were 47,024 shares repurchased under the 2022 Repurchase Program during the second quarter of 2023.  As of June 30, 2023, the Corporation has made aggregate common stock repurchases of 90,971 shares for an aggregate cost of $5.0 million under the 2022 Repurchase Program.

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended June 30, 2023.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
	Shares Purchased[1]	per Share	Programs	Programs
April 1, 2023 - April 30, 2023	15,537	$54.47	15,442	$6,643,908
May 1, 2023 - May 31, 2023	20,834	$50.55	20,834	$5,590,797
June 1, 2023 - June 30, 2023	10,748	$54.51	10,748	$5,004,956
Total	47,119	$52.74	47,024
1	During the three months ended June 30, 2023, 95 shares were withheld upon the vesting of restricted shares granted to employees of the Corporation and its subsidiaries in order to satisfy tax withholding obligations.

ITEM 6.EXHIBITS

3.1	Amended and Restated Articles of Incorporation of C&F Financial Corporation, effective March 7, 1994 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed November 8, 2017)

3.1.1	Amendment to Articles of Incorporation of C&F Financial Corporation, effective January 8, 2009 (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted December 15, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 17, 2020)

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

101

The following financial statements from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL, filed herewith: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included within Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	August 8, 2023	By:	/s/ Thomas F. Cherry
Thomas F. Cherry
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2023		/s/ Jason E. Long
Jason E. Long
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)