Form 10-Q
period 2023-09-30
C & F FINANCIAL CORP
filed 2023-11-07
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

or

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

At November 3, 2023, the latest practicable date for determination, 3,368,463 shares of common stock, $1.00 par value, of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2023	2022
Assets
Cash and due from banks	$17,105	$19,610
Interest-bearing deposits in other banks	53,407	7,051
Total cash and cash equivalents	70,512	26,661
Securities—available for sale at fair value, amortized cost of $510,597 and $557,128, respectively	460,653	512,591
Loans held for sale, at fair value	25,469	14,259
Loans, net of allowance for credit losses of $40,248 and $40,518, respectively	1,677,481	1,595,200
Restricted stock, at cost	4,801	1,120
Corporate premises and equipment, net	42,354	43,849
Accrued interest receivable	10,039	8,982
Goodwill	25,191	25,191
Other intangible assets, net	1,475	1,679
Bank-owned life insurance	21,248	20,909
Net deferred tax asset	23,434	22,014
Other assets	59,048	59,862
Total assets	$2,421,705	$2,332,317

Liabilities
Deposits
Noninterest-bearing demand deposits	$574,102	$605,210
Savings and interest-bearing demand deposits	857,038	1,017,356
Time deposits	597,289	381,294
Total deposits	2,028,429	2,003,860
Short-term borrowings	95,660	36,592
Long-term borrowings	25,975	30,106
Trust preferred capital notes	25,413	25,386
Accrued interest payable	3,188	950
Other liabilities	42,660	39,190
Total liabilities	2,221,325	2,136,084

Commitments and contingent liabilities (Note 11)

Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,379,619 and 3,476,614 shares issued and outstanding, respectively, includes 130,629 and 145,677 of unvested shares, respectively)	3,249	3,331
Additional paid-in capital	7,419	12,047
Retained earnings	230,168	217,214
Accumulated other comprehensive loss, net	(41,074)	(36,958)
Equity attributable to C&F Financial Corporation	199,762	195,634
Noncontrolling interest	618	599
Total equity	200,380	196,233
Total liabilities and equity	$2,421,705	$2,332,317

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income
Interest and fees on loans	$28,369	$23,159	$81,845	$65,566
Interest on interest-bearing deposits and federal funds sold	379	521	836	1,021
Interest and dividends on securities
U.S. treasury, government agencies and corporations	795	961	2,785	1,800
Mortgage-backed securities	902	854	2,782	2,300
Tax-exempt obligations of states and political subdivisions	731	409	2,031	1,096
Taxable obligations of states and political subdivisions	178	188	545	475
Corporate and other	332	234	905	691
Total interest income	31,686	26,326	91,729	72,949
Interest expense
Savings and interest-bearing deposits	1,316	557	3,790	1,415
Time deposits	4,316	722	9,447	2,070
Borrowings	1,291	373	3,837	1,110
Trust preferred capital notes	301	294	890	867
Total interest expense	7,224	1,946	17,964	5,462
Net interest income	24,462	24,380	73,765	67,487
Provision for credit losses	2,050	1,200	5,800	1,402
Net interest income after provision for credit losses	22,412	23,180	67,965	66,085
Noninterest income
Gains on sales of loans	1,220	1,870	4,930	6,763
Interchange income	1,558	1,513	4,658	4,502
Service charges on deposit accounts	1,122	1,099	3,241	3,216
Investment income in other equity interests	211	64	480	294
Mortgage banking fee income	558	731	1,695	2,508
Wealth management services income, net	630	613	1,855	1,885
Mortgage lender services income	537	397	1,567	1,259
Other service charges and fees	364	403	1,134	1,179
Net losses on sales, maturities and calls of available for sale securities	—	—	(5)	—
Other income (loss), net	(180)	(561)	1,671	(3,085)
Total noninterest income	6,020	6,129	21,226	18,521
Noninterest expenses
Salaries and employee benefits	12,921	12,202	40,841	34,700
Occupancy	1,944	2,182	5,975	6,507
Other	6,467	6,705	19,408	19,192
Total noninterest expenses	21,332	21,089	66,224	60,399
Income before income taxes	7,100	8,220	22,967	24,207
Income tax expense	1,323	1,675	4,309	5,144
Net income	5,777	6,545	18,658	19,063
Less net (loss) income attributable to noncontrolling interest	(12)	65	122	212
Net income attributable to C&F Financial Corporation	$5,789	$6,480	$18,536	$18,851
Net income per share - basic and diluted	$1.71	$1.85	$5.41	$5.34

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$5,777	$6,545	$18,658	$19,063
Other comprehensive income (loss), net of tax:
Securities available for sale	(5,821)	(15,443)	(4,272)	(40,213)
Defined benefit plan	20	(5)	61	(17)
Cash flow hedges	133	653	95	1,997
Other comprehensive loss, net of tax	(5,668)	(14,795)	(4,116)	(38,233)
Comprehensive income (loss)	109	(8,250)	14,542	(19,170)
Less comprehensive (loss) income attributable to noncontrolling interest	(12)	65	122	212
Comprehensive income (loss) attributable to C&F Financial Corporation	$121	$(8,315)	$14,420	$(19,382)

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

(Dollars in thousands, except per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance June 30, 2023	$3,269	$8,168	$225,867	$(35,406)	$630	$202,528
Comprehensive income:
Net income (loss)	—	—	5,789	—	(12)	5,777
Other comprehensive loss	—	—	—	(5,668)	—	(5,668)
Share-based compensation	—	581	—	—	—	581
Restricted stock vested	4	(4)	—	—	—	—
Common stock issued	2	47	—	—	—	49
Common stock purchased	(26)	(1,373)	—	—	—	(1,399)
Cash dividends declared ($0.44 per share)	—	—	(1,488)	—	—	(1,488)
Distributions to noncontrolling interest	—	—	—	—	—	—
Balance September 30, 2023	$3,249	$7,419	$230,168	$(41,074)	$618	$200,380

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance June 30, 2022	$3,385	$14,464	$203,351	$(25,525)	$608	$196,283
Comprehensive loss:
Net income	—	—	6,480	—	65	6,545
Other comprehensive loss	—	—	—	(14,795)	—	(14,795)
Share-based compensation	—	524	—	—	—	524
Restricted stock vested	2	(2)
Common stock issued	1	46	—	—	—	47
Common stock purchased	(35)	(1,661)	—	—	—	(1,696)
Cash dividends declared ($0.42 per share)	—	—	(1,468)	—	—	(1,468)
Balance September 30, 2022	$3,353	$13,371	$208,363	$(40,320)	$673	$185,440

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

(Dollars in thousands, except per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2022	$3,331	$12,047	$217,214	$(36,958)	$599	$196,233
Adoption of new accounting standard (Note 1)	—	—	(1,072)	—	—	(1,072)
Comprehensive income:
Net income	—	—	18,536	—	122	18,658
Other comprehensive loss	—	—	—	(4,116)	—	(4,116)
Share-based compensation	—	1,508	—	—	—	1,508
Restricted stock vested	30	(30)	—	—	—	—
Common stock issued	3	142	—	—	—	145
Common stock purchased	(115)	(6,248)	—	—	—	(6,363)
Cash dividends declared ($1.32 per share)	—	—	(4,510)	—	—	(4,510)
Distributions to noncontrolling interest	—	—	—	—	(103)	(103)
Balance September 30, 2023	$3,249	$7,419	$230,168	$(41,074)	$618	$200,380

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2021	$3,405	$15,189	$193,811	$(2,087)	$706	$211,024
Comprehensive loss:
Net income	—	—	18,851	—	212	19,063
Other comprehensive loss	—	—	—	(38,233)	—	(38,233)
Share-based compensation	—	1,532	—	—	—	1,532
Restricted stock vested	16	(16)	—	—	—	—
Common stock issued	3	134	—	—	—	137
Common stock purchased	(71)	(3,468)	—	—	—	(3,539)
Cash dividends declared ($1.22 per share)	—	—	(4,299)	—	—	(4,299)
Distributions to noncontrolling interest	—	—	—	—	(245)	(245)
Balance September 30, 2022	$3,353	$13,371	$208,363	$(40,320)	$673	$185,440

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net income	$18,658	$19,063
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,800	1,402
Accretion of certain acquisition-related discounts, net	(632)	(1,190)
Share-based compensation	1,508	1,532
Depreciation and amortization	2,919	3,305
Amortization of premiums and accretion of discounts on securities, net	1,041	1,960
(Reversal of) provision for indemnifications	(435)	(858)
Income from bank-owned life insurance	(299)	(295)
Pension expense	692	480
Proceeds from sales of loans held for sale	394,106	644,514
Origination of loans held for sale	(400,559)	(587,245)
Gains on sales of loans held for sale	(4,930)	(6,763)
Other gains, net	184	(13)
Change in other assets and liabilities:
Accrued interest receivable	(1,057)	(1,036)
Other assets	1,713	(2,555)
Accrued interest payable	2,238	(244)
Other liabilities	890	(3,032)
Net cash provided by operating activities	21,837	69,025
Investing activities:
Proceeds from sales, maturities and calls of securities available for sale and payments on mortgage-backed securities	75,560	43,681
Purchases of securities available for sale	(30,075)	(223,034)
Purchases of time deposits, net	(253)	494
Repayments on loans held for investment by non-bank affiliates	121,257	136,624
Purchases of loans held for investment by non-bank affiliates	(124,340)	(234,828)
Net increase in community banking loans held for investment	(84,113)	(61,516)
Purchases of corporate premises and equipment	(1,019)	(2,360)
Proceeds from sales of other real estate owned	—	915
Changes in collateral posted with other financial institutions, net	—	3,880
Other investing activities, net	(3,675)	(1,061)
Net cash used in investing activities	(46,658)	(337,205)
Financing activities:
Net (decrease) increase in demand and savings deposits	(191,426)	143,467
Net increase (decrease) in time deposits	215,995	(38,384)
Net increase in short-term borrowings	59,068	2,898
Repayments of long-term borrowings	(4,000)	—
Repurchases of common stock	(6,363)	(3,539)
Cash dividends paid	(4,510)	(4,299)
Other financing activities, net	(92)	(260)
Net cash provided by financing activities	68,672	99,883
Net increase (decrease) in cash and cash equivalents	43,851	(168,297)
Cash and cash equivalents at beginning of period	26,661	267,745
Cash and cash equivalents at end of period	$70,512	$99,448
Supplemental cash flow disclosures:
Interest paid	$15,707	$5,738
Income taxes paid	3,545	6,623
Supplemental disclosure of noncash investing and financing activities:
Transfers from corporate premises and equipment to other real estate owned	$—	423
Adoption of new accounting standard (Note 1)	1,072	—
Liabilities assumed to acquire right of use assets under operating leases	181	888
Transfers from loans held for sale to loans held for investment	—	2,971

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

NOTE 2: Securities

On January 1, 2023, the Corporation adopted ASC 326, which made changes to accounting for available for sale debt securities whereby credit losses should be presented as an allowance, rather than as a write-down when management does not intend to sell and does not believe that it is more likely than not they will be required to sell prior to maturity. In addition, ASC 326 requires financial assets measured at amortized cost to measure an expected credit loss under the CECL methodology that requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. All securities information presented as of September 30, 2023 is in accordance with ASC 326. All securities information presented as of December 31, 2022 or a prior date is presented in accordance with previously applicable GAAP. For further discussion on the Corporation’s accounting policies and policy elections related to the accounting standard update refer to Note 1.

The Corporation’s debt securities, all of which are classified as available for sale, are summarized as follows:

	September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$52,785	$—	$(1,391)	$51,394
U.S. government agencies and corporations	106,455	—	(12,405)	94,050
Mortgage-backed securities	183,552	2	(23,239)	160,315
Obligations of states and political subdivisions	142,593	97	(8,525)	134,165
Corporate and other debt securities	25,212	—	(4,483)	20,729
	$510,597	$99	$(50,043)	$460,653

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$60,886	$—	$(2,053)	$58,833
U.S. government agencies and corporations	143,241	—	(12,967)	130,274
Mortgage-backed securities	200,393	65	(20,540)	179,918
Obligations of states and political subdivisions	127,317	300	(6,790)	120,827
Corporate and other debt securities	25,291	—	(2,552)	22,739
	$557,128	$365	$(44,902)	$512,591

The amortized cost and estimated fair value of securities at September 30, 2023, by the earlier of contractual maturity or expected maturity, are shown below. The Corporation has elected to exclude accrued interest receivable, totaling $2.82 million at September 30, 2023, from the amortized cost basis of securities.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	September 30, 2023
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$122,708	$117,683
Due after one year through five years	180,708	161,000
Due after five years through ten years	123,319	105,599
Due after ten years	83,862	76,371
	$510,597	$460,653

The following table presents the gross realized gains and losses on and the proceeds from the sales, maturities and calls of securities. During the three and nine months ended September 30, 2023 and 2022 there were no sales of securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Realized gains from sales, maturities and calls of securities:
Gross realized gains	$—	$—	$—	$—
Gross realized losses	—	—	(5)	—
Net realized losses	$—	$—	$(5)	$—
Proceeds from sales, maturities, calls and paydowns of securities	$30,719	$12,700	$75,560	$43,681

The Corporation pledges securities primarily to secure public deposits, repurchase agreements and lines of credit that provide liquidity to the Corporation and C&F Bank. Securities with an aggregate amortized cost of $215.22 million and an aggregate fair value of $190.51 million were pledged at September 30, 2023. Securities with an aggregate amortized cost of $237.15 million and an aggregate fair value of $213.58 million were pledged at December 31, 2022.

Securities in an unrealized loss position at September 30, 2023, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	—	$51,394	$1,391	$51,394	$1,391
U.S. government agencies and corporations	—	—	94,050	12,405	94,050	12,405
Mortgage-backed securities	10,704	697	149,535	22,542	160,239	23,239
Obligations of states and political subdivisions	44,075	1,657	71,081	6,868	115,156	8,525
Corporate and other debt securities	3,260	489	17,469	3,994	20,729	4,483
Total temporarily impaired securities	$58,039	$2,843	$383,529	$47,200	$441,568	$50,043

There were 615 debt securities with a fair value below the amortized cost basis, totaling $441.57 million of aggregate fair value as of September 30, 2023. The Corporation concluded that a credit loss does not exist in its securities portfolio at September 30, 2023, and no impairment loss has been recognized based on the fact that (1) changes in fair value were caused primarily by fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) the Corporation intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Corporation will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Corporation’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

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

The Corporation’s investment in restricted stock totaled $4.80 million at September 30, 2023 and $1.12 million at December 31, 2022 and consisted of Federal Home Loan Bank of Atlanta (FHLB) stock.  Restricted stock is generally viewed as a long-term investment, which is carried at cost because there is no market for the stock other than the FHLBs. Therefore, when evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing any temporary decline in value. The Corporation did not consider its investment in restricted stock to be impaired at September 30, 2023 and no impairment has been recognized.

NOTE 3: Loans

On January 1, 2023, the Corporation adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. For further discussion on the Corporation’s accounting policies and policy elections related to the accounting standard update see Note 1. All loan information presented as of September 30, 2023 is in accordance with ASC 326. All loan information presented as of December 31, 2022 or a prior date is presented in accordance with previously applicable GAAP.

The Corporation’s loans are stated at their face amount, net of deferred fees and costs and discounts, and consist of the classes of loans included in the table below. The Corporation has elected to exclude accrued interest receivable, totaling $7.19 million at September 30, 2023, from the recorded balance of loans.

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Commercial real estate	$645,467	$592,301
Commercial business	118,641	118,605
Construction - commercial real estate	62,994	49,136
Land acquisition and development	28,400	37,537
Builder lines	30,787	34,538
Construction - consumer real estate	12,046	10,539
Residential mortgage	290,325	266,267
Equity lines	48,027	43,300
Other consumer	9,867	8,938
Consumer finance - automobiles	403,154	411,112
Consumer finance - marine and recreational vehicles	68,021	63,445
Subtotal	1,717,729	1,635,718
Less allowance for credit losses	(40,248)	(40,518)
Loans, net	$1,677,481	$1,595,200

Other consumer loans included $207,000 and $284,000 of demand deposit overdrafts at September 30, 2023 and December 31, 2022, respectively.

The following table shows the aging of the Corporation’s loan portfolio, by class, at September 30, 2023:

	30-59	60-89	90+				90+ Days
	Days	Days	Days	Total			Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current[1]	Total Loans	Accruing
Commercial real estate	$614	$—	$424	$1,038	$644,429	$645,467	$160
Commercial business	52	30	—	82	118,559	118,641	—
Construction - commercial real estate	—	—	—	—	62,994	62,994	—
Land acquisition and development	—	—	—	—	28,400	28,400	—
Builder lines	—	—	—	—	30,787	30,787	—
Construction - consumer real estate	282	—	—	282	11,764	12,046	—
Residential mortgage	633	71	280	984	289,341	290,325	280
Equity lines	268	9	51	328	47,699	48,027	—
Other consumer	—	—	—	—	9,867	9,867	—
Consumer finance - automobiles	12,233	2,121	831	15,185	387,969	403,154	—
Consumer finance - marine and recreational vehicles	301	—	80	381	67,640	68,021	—
Total	$14,383	$2,231	$1,666	$18,280	$1,699,449	$1,717,729	$440
1	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $141,000, 60-89 days past due of $9,000 and 90+ days past due of $1.23 million.

The following table shows the Corporation’s recorded balance of loans on nonaccrual status as of September 30, 2023 and December 31, 2022. The Corporation recognized no interest income on loans on nonaccrual status as of September 30, 2023 and had no reversals and $14,000 of reversals of interest income upon placing loans on nonaccrual status during the three and nine months ended September 30, 2023, respectively. All nonaccrual loans at September 30, 2023 had an allowance for credit losses.

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Commercial real estate	$264	$—
Residential mortgage	141	156
Equity lines	60	108
Consumer finance - automobiles	831	842
Consumer finance - marine and recreational vehicles	80	83
Total	$1,376	$1,189

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

The following table presents the amortized cost basis of loans as of September 30, 2023 that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2023.

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
		% of Total		% of Total
		Class of		Class of
	Amortized	Financing	Amortized	Financing
(Dollars in thousands)	Cost	Receivable	Cost	Receivable
Term Extension
Commercial real estate	$969	0.2%	$969	0.2%
Residential mortgage	71	0.0	71	0.0
Total Term Extension	$1,040		$1,040

Combination Term Extension and Interest Rate Reduction
Commercial real estate	—	—	45	0.0
Total Combination Term Extension and Interest Rate Reduction	$—		$45

Total	$1,040	0.1%	$1,085	0.1%

The following table presents the financial effects of the loan modifications presented above to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2023.

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Weighted-	Weighted-	Weighted-	Weighted-
	Average	Average	Average	Average
	Interest Rate	Term Extension	Interest Rate	Term Extension
(Dollars in thousands)	Reduction	(in years)	Reduction	(in years)
Commercial real estate	—%	2.0	0.75%	2.1
Residential mortgage	—	10.0	—	10.0
Total	—%	2.5	0.75%	2.6

The Corporation closely monitors the performance of modified loans to understand the effectiveness of its modification efforts.  Upon the determination that all or a portion of a modified loan is uncollectible, that amount is charged against the allowance for credit losses. There were no payment defaults during the three and nine months ended September 30, 2023 of modified loans that were modified during the previous twelve months and all were current as of September 30, 2023.

Prior to the adoption of ASC 326

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting.  The outstanding principal balance and the carrying amount at December 31, 2022 of loans acquired in business combinations were as follows:

	December 31, 2022
	Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total
Outstanding principal balance	$4,522	$38,157	$42,679
Carrying amount
Real estate – residential mortgage	$300	$8,587	$8,887
Real estate – construction	—	—	—
Commercial, financial and agricultural[1]	1,114	23,023	24,137
Equity lines	15	5,047	5,062
Consumer	26	755	781
Total acquired loans	$1,455	$37,412	$38,867
1	Includes acquired loans classified by the Corporation as commercial real estate lending and commercial business lending.

The following table presents a summary of the change in the accretable yield of loans classified as PCI:

Nine Months Ended
(Dollars in thousands)	September 30, 2022
Accretable yield, balance at beginning of period	$3,111
Accretion	(1,270)
Reclassification of nonaccretable difference due to improvement in expected cash flows	1,603
Other changes, net	178
Accretable yield, balance at end of period	$3,622

The past due status of loans as of December 31, 2022 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Residential mortgage	$1,649	$452	$20	$2,121	$300	$263,846	$266,267	$—
Real estate – construction:
Construction - commercial real estate	—	—	—	—	—	49,136	49,136	—
Construction - consumer real estate	—	—	—	—	—	10,539	10,539	—
Commercial, financial and agricultural:
Commercial real estate	—	—	—	—	1,114	591,187	592,301	—
Land acquisition and development	—	—	—	—	—	37,537	37,537	—
Builder lines	—	—	—	—	—	34,538	34,538	—
Commercial business	—	1	—	1	—	118,604	118,605	—
Equity lines	—	39	—	39	15	43,246	43,300	—
Other consumer	9	—	191	200	26	8,712	8,938	191
Consumer finance:
Automobiles	10,557	1,570	842	12,969	—	398,143	411,112	—
Marine and recreational vehicles	114	35	83	232	—	63,213	63,445	—
Total	$12,329	$2,097	$1,136	$15,562	$1,455	$1,618,701	$1,635,718	$191
1For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $244,000 and 90+ days past due of $945,000.

There were no loan modifications during the three and nine months ended September 30, 2022 that were classified as TDRs. There were no TDR payment defaults during the three and nine months ended September 30, 2022.

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

NOTE 4: Allowance for Credit Losses

On January 1, 2023, the Corporation adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost. For further discussion on the Corporation’s accounting policies and policy elections related to the accounting standard update see Note 1. All allowance for credit loss information presented as of September 30, 2023 is in accordance with ASC 326. All allowance for credit loss information presented as of December 31, 2022 or a prior date is presented in accordance with previously applicable GAAP.

The following table shows the allowance for credit losses activity by loan portfolio for the nine months ended  September 30, 2023:

			Consumer
(Dollars in thousands)	Commercial	Consumer	Finance	Total
Allowance for credit losses:
Balance at December 31, 2022	$11,219	$3,330	$25,969	$40,518
Impact of ASC 326 adoption on non-PCD loans	(617)	98	406	(113)
Impact of ASC 326 adoption on PCD loans	595	9	—	604
Provision charged to operations	839	362	4,250	5,451
Loans charged off	(16)	(240)	(9,306)	(9,562)
Recoveries of loans previously charged off	144	136	3,070	3,350
Balance at September 30, 2023	$12,164	$3,695	$24,389	$40,248

The following table presents a breakdown of the provision for credit losses for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Provision for credit losses:
Provision for loans	$2,100	$1,200	$5,451	$1,402
Provision for unfunded commitments	(50)	—	349	—
Total	$2,050	$1,200	$5,800	$1,402

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

The table below details the recorded balance of the classes of loans within the commercial and consumer loan portfolios by loan rating and year of origination as of September 30, 2023:

							Revolving	Revolving
	Term Loans Recorded Balance by Origination Year						Loans	Loans
							Recorded	Converted
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Balance	to Term	Total
Commercial real estate:
Loan Rating
Pass	$64,729	$124,701	$155,982	$107,937	$38,611	$146,396	$—	$119	$638,475
Special Mention	—	—	5,763	—	—	965	—	—	6,728
Substandard Nonaccrual	—	—	—	—	—	264	—	—	264
Total	$64,729	$124,701	$161,745	$107,937	$38,611	$147,625	$—	$119	$645,467

Commercial business:
Loan Rating
Pass	$17,317	$19,330	$18,728	$14,045	$15,376	$14,196	$19,496	$88	$118,576
Special Mention	65	—	—	—	—	—	—	—	65
Total	$17,382	$19,330	$18,728	$14,045	$15,376	$14,196	$19,496	$88	$118,641

Construction - commercial real estate:
Loan Rating
Pass	$23,177	$30,632	$1,150	$8,035	$—	$—	$—	$—	$62,994
Total	$23,177	$30,632	$1,150	$8,035	$—	$—	$—	$—	$62,994

Land acquisition and development:
Loan Rating
Pass	$1,049	$6,062	$10,969	$9,992	$—	$328	$—	$—	$28,400
Total	$1,049	$6,062	$10,969	$9,992	$—	$328	$—	$—	$28,400

Builder lines:
Loan Rating
Pass	$16,390	$9,202	$4,585	$—	$404	$—	$206	$—	$30,787
Total	$16,390	$9,202	$4,585	$—	$404	$—	$206	$—	$30,787

Construction - consumer real estate:
Loan Rating
Pass	$5,543	$5,735	$768	$—	$—	$—	$—	$—	$12,046
Total	$5,543	$5,735	$768	$—	$—	$—	$—	$—	$12,046

Residential mortgage:
Loan Rating
Pass	$48,024	$93,630	$45,721	$42,276	$11,828	$48,123	$—	$—	$289,602
Special Mention	—	—	4	—	—	96	—	—	100
Substandard	—	—	—	104	—	378	—	—	482
Substandard Nonaccrual	—	—	—	—	—	141	—	—	141
Total	$48,024	$93,630	$45,725	$42,380	$11,828	$48,738	$—	$—	$290,325

Equity lines:
Loan Rating
Pass	$—	$—	$35	$70	$—	$878	$46,680	$299	$47,962
Substandard	—	—	—	—	5	—	—	—	5
Substandard Nonaccrual	—	—	—	—	—	9	—	51	60
Total	$—	$—	$35	$70	$5	$887	$46,680	$350	$48,027

Other consumer:
Loan Rating
Pass	$4,856	$3,061	$717	$329	$227	$627	$50	$—	$9,867
Total	$4,856	$3,061	$717	$329	$227	$627	$50	$—	$9,867

Total:
Loan Rating
Pass	$181,085	$292,353	$238,655	$182,684	$66,446	$210,548	$66,432	$506	$1,238,709
Special Mention	65	—	5,767	—	—	1,061	—	—	6,893
Substandard	—	—	—	104	5	378	—	—	487
Substandard Nonaccrual	—	—	—	—	—	414	—	51	465
Total	$181,150	$292,353	$244,422	$182,788	$66,451	$212,401	$66,432	$557	$1,246,554

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

The table below details the recorded balance of the classes of loans within the consumer finance loan portfolio by credit rating and year of origination as of September 30, 2023:

								Revolving
	Term Loans Recorded Balance by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total
Consumer finance - automobiles:
Credit rating
Very good	$7,814	$13,655	$4,904	$1,170	$338	$34	$—	$—	$27,915
Good	26,830	46,654	17,211	3,913	1,391	456	—	—	96,455
Fairly good	36,253	60,018	29,527	7,068	4,816	2,061	—	—	139,743
Fair	24,257	40,299	24,503	7,973	5,854	2,676	—	—	105,562
Marginal	5,538	9,690	8,647	3,733	3,410	2,461	—	—	33,479
Total	$100,692	$170,316	$84,792	$23,857	$15,809	$7,688	$—	$—	$403,154

Consumer finance - marine and recreational vehicles:
Credit rating
Very good	$6,475	$15,774	$10,291	$10,386	$2,654	$2,556	$—	$—	$48,136
Good	6,942	8,280	1,712	1,461	425	466	—	—	19,286
Fairly good	267	225	38	31	—	38	—	—	599
Total	$13,684	$24,279	$12,041	$11,878	$3,079	$3,060	$—	$—	$68,021

Total:
Credit rating
Very good	$14,289	$29,429	$15,195	$11,556	$2,992	$2,590	$—	$—	$76,051
Good	33,772	54,934	18,923	5,374	1,816	922	—	—	115,741
Fairly good	36,520	60,243	29,565	7,099	4,816	2,099	—	—	140,342
Fair	24,257	40,299	24,503	7,973	5,854	2,676	—	—	105,562
Marginal	5,538	9,690	8,647	3,733	3,410	2,461	—	—	33,479
Total	$114,376	$194,595	$96,833	$35,735	$18,888	$10,748	$—	$—	$471,175

The following table details the current period gross charge-offs of loans by year of origination for the nine months ended September 30, 2023:

								Revolving
	Current Period Gross Charge-offs by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total
Commercial business	$—	$16	$—	$—	$—	$—	$—	$—	$16
Equity lines	—	—	—	—	—	8	—	—	8
Other consumer[1]	199	25	—	3	2	3	—	—	232
Consumer finance - automobiles	490	4,396	2,628	583	477	567	—	—	9,141
Consumer finance - marine and recreational vehicles	—	82	—	40	6	37	—	—	165
Total	$689	$4,519	$2,628	$626	$485	$615	$—	$—	$9,562
1	Gross charge-offs of other consumer loans for the nine months ended September 30, 2023 included $199,000 of demand deposit overdrafts that originated in 2023.

Gross charge-offs increased for the nine months ended  September 30, 2023 compared to the same period in 2022 due primarily to higher charge-offs within the consumer finance-automobile portfolio segment as a result of an increase in the number of delinquent loans following a period of historically low delinquencies during the COVID-19 pandemic, a decline in wholesale values of used automobiles from a recent peak during the COVID-19 pandemic and challenges in repossessing automobiles due to a decline in the number of repossession agencies, which results in a fully charged-off loan when the automobile cannot be repossessed.

As of September 30, 2023, the Corporation had no collateral dependent loans for which repayment was expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty.

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

NOTE 5: Goodwill and Other Intangible Assets

The carrying amount of goodwill was $25.19 million at September 30, 2023 and December 31, 2022. There were no changes in the recorded balance of goodwill during the three and nine months ended September 30, 2023 or 2022.

The Corporation had $1.48 million and $1.68 million of other intangible assets as of September 30, 2023 and December 31, 2022, respectively. Other intangible assets were recognized in connection with the core deposits acquired from Peoples Bankshares, Incorporated in 2020 and customer relationships acquired by C&F Wealth Management in 2016. The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets:

	September 30,		December 31,
	2023		2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Core deposit intangibles	$1,711	$(557)	$1,711	$(464)
Other amortizable intangibles	1,405	(1,084)	1,405	(973)
Total	$3,116	$(1,641)	$3,116	$(1,437)

Amortization expense was $68,000 and $75,000 for the three months ended September 30, 2023 and 2022, respectively, and $204,000 and $224,000 for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 6: Equity, Other Comprehensive Income (Loss) and Earnings Per Share

Equity and Noncontrolling Interest

The Board of Directors authorized a program, effective December 1, 2022, to repurchase up to $10.00 million of the Corporation’s common stock through December 31, 2023 (the 2022 Repurchase Program). During the three and nine months ended September 30, 2023, the Corporation repurchased $1.31 million and $5.85 million, respectively, of its common stock under the 2022 Repurchase Program.  As of September 30, 2023, there was $3.70 million remaining available for repurchases of the Corporation’s common stock under the 2022 Repurchase Program.

The Corporation’s previous share repurchase program, which was authorized by the Board of Directors in November 2021, expired on November 30, 2022.  There were 34,262 shares and 66,143 shares, respectively, repurchased under the previous share repurchase program during the three and nine months ended September 30, 2022 for an aggregate cost of $1.69 million and $3.30 million, respectively.

Additionally during the nine months ended September 30, 2023 and 2022, the Corporation withheld 7,765 shares and 4,503 shares of its common stock, respectively, from employees to satisfy tax withholding obligations upon vesting of restricted stock.

Noncontrolling interest represents an ownership interest in C&F Select LLC, a subsidiary of C&F Mortgage, held by an unrelated investor.

Accumulated Other Comprehensive Income (Loss), Net

Changes in each component of accumulated other comprehensive loss were as follows for the three months ended September 30, 2023 and 2022:

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at June 30, 2023	$(33,635)	$(3,195)	$1,424	$(35,406)

Other comprehensive (loss) income arising during the period	(7,369)	—	179	(7,190)
Related income tax effects	1,548	—	(45)	1,503
	(5,821)	—	134	(5,687)

Reclassifications into net income	—	25	(1)	24
Related income tax effects	—	(5)	—	(5)
	—	20	(1)	19

Other comprehensive (loss) income, net of tax	(5,821)	20	133	(5,668)

Accumulated other comprehensive (loss) income at September 30, 2023	$(39,456)	$(3,175)	$1,557	$(41,074)

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at June 30, 2022	$(24,333)	$(2,067)	$875	$(25,525)

Other comprehensive (loss) income arising during the period	(19,547)	—	882	(18,665)
Related income tax effects	4,104	—	(228)	3,876
	(15,443)	—	654	(14,789)

Reclassifications into net income	—	(7)	(1)	(8)
Related income tax effects	—	2	—	2
	—	(5)	(1)	(6)

Other comprehensive (loss) income, net of tax	(15,443)	(5)	653	(14,795)

Accumulated other comprehensive (loss) income at September 30, 2022	$(39,776)	$(2,072)	$1,528	$(40,320)

Changes in each component of accumulated other comprehensive loss were as follows for the nine months ended September 30, 2023 and 2022:

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at December 31, 2022	$(35,184)	$(3,236)	$1,462	$(36,958)

Other comprehensive (loss) income arising during the period	(5,413)	—	131	(5,282)
Related income tax effects	1,137	—	(32)	1,105
	(4,276)	—	99	(4,177)

Reclassifications into net income	5	77	(5)	77
Related income tax effects	(1)	(16)	1	(16)
	4	61	(4)	61

Other comprehensive (loss) income, net of tax	(4,272)	61	95	(4,116)

Accumulated other comprehensive (loss) income at September 30, 2023	$(39,456)	$(3,175)	$1,557	$(41,074)

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive income (loss) at December 31, 2021	$437	$(2,055)	$(469)	$(2,087)

Other comprehensive (loss) income arising during the period	(50,902)	—	2,695	(48,207)
Related income tax effects	10,689	—	(694)	9,995
	(40,213)	—	2,001	(38,212)

Reclassifications into net income	—	(22)	(5)	(27)
Related income tax effects	—	5	1	6
	—	(17)	(4)	(21)

Other comprehensive (loss) income, net of tax	(40,213)	(17)	1,997	(38,233)

Accumulated other comprehensive (loss) income at September 30, 2022	$(39,776)	$(2,072)	$1,528	$(40,320)

The following table provides information regarding reclassifications from accumulated other comprehensive loss into net income for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,		Line Item In the Consolidated
(Dollars in thousands)	2023	2022	2023	2022	Statements of Income
Securities available for sale:
Reclassification of net realized losses into net income	$—	$—	$(5)	$—	Net losses on sales, maturities and calls of available for sale securities
Related income tax effects	—	—	1	—	Income tax expense
	—	—	(4)	—	Net of tax

Defined benefit plan:[1]
Reclassification of recognized net actuarial losses into net income	(42)	(10)	(128)	(29)	Noninterest expenses - Other
Amortization of prior service credit into net income	17	17	51	51	Noninterest expenses - Other
Related income tax effects	5	(2)	16	(5)	Income tax expense
	(20)	5	(61)	17	Net of tax

Cash flow hedges:
Amortization of hedging gains into net income	1	1	5	5	Interest expense - Trust preferred capital notes
Related income tax effects	—	—	(1)	(1)	Income tax expense
	1	1	4	4	Net of tax

Total reclassifications into net income	$(19)	$6	$(61)	$21
1	See “Note 8: Employee Benefit Plans,” for additional information.

Earnings Per Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022
Net income attributable to C&F Financial Corporation	$5,789	$6,480
Weighted average shares outstanding—basic and diluted	3,391,624	3,511,326

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022
Net income attributable to C&F Financial Corporation	$18,536	$18,851
Weighted average shares outstanding—basic and diluted	3,426,845	3,531,064

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

	2023
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2022	145,677	$48.88
Granted	18,540	57.32
Vested	(30,043)	51.53
Forfeited	(3,545)	49.37
Unvested, September 30, 2023	130,629	55.36

	2022
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2021	140,577	$48.57
Granted	16,430	50.56
Vested	(15,920)	50.95
Forfeited	(2,930)	48.23
Unvested, September 30, 2022	138,157	48.54

Share-based compensation expense, net of forfeitures, for the three and nine months ended September 30, 2023 was $581,000 ($412,000 after tax) and $1.51 million ($1.02 million after tax), respectively, for restricted stock granted during 2018 through 2023. Share-based compensation expense, net of forfeitures, for the three and nine months ended September 30, 2022 was $524,000 ($375,000 after tax) and $1.53 million ($1.09 million after tax), respectively, for restricted stock granted during 2017 through 2022. As of September 30, 2023, there was $2.90 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

NOTE 8: Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost for the Bank’s non-contributory cash balance pension plan.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Components of net periodic benefit cost:
Service cost, included in salaries and employee benefits	$344	$459	$1,032	$1,378

Other components of net periodic benefit cost:
Interest cost	182	123	546	369
Expected return on plan assets	(321)	(415)	(963)	(1,245)
Amortization of prior service credit	(17)	(17)	(51)	(51)
Recognized net actuarial losses	42	10	128	29
Other components of net periodic benefit cost, included in other noninterest expense	(114)	(299)	(340)	(898)

Net periodic benefit cost	$230	$160	$692	$480

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At September 30, 2023 and December 31, 2022, the Corporation’s entire securities portfolio was comprised of investments in debt securities classified as available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are ICE Data Services (ICE), Refinitiv, and Bloomberg Valuation Service (BVAL).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. ICE provides evaluated prices for the Corporation’s obligations of states and political subdivisions category of securities.  ICE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  Refinitiv and BVAL provide evaluated prices for the Corporation’s U.S. treasury, government agencies and corporations, mortgage-backed, and corporate categories of securities.  U.S. treasury securities and fixed-rate callable securities of U.S. government agencies and corporations are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to relative to-be-announced mortgage-backed securities (TBA securities) or other benchmark prices. TBA securities prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables. Fixed-rate securities issued by the Small Business Association in the mortgage backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.

Other investments. The Corporation holds equity investments in funds that provide debt and equity financing to small businesses. These investments are recorded at fair value and included in other assets in the Consolidated Balance Sheets.  Changes in fair value are recognized in net income.  The funds are managed by investment companies, and the net asset value of each fund is reported regularly by the investment companies. At September 30, 2023 and December 31, 2022, the combined fair value of these investments was $2.02 million and $2.16 million, respectively.  These investments, measured at net asset value, are not presented in the tables below related to fair value measurements. Changes in fair value of these investments resulted in the recognition of an unrealized loss of $9,000 and an unrealized gain of $136,000 for the three and nine months ended September 30, 2023 and unrealized losses of $96,000 and $77,000 for the three and nine months ended September 30, 2022, respectively.

The Corporation also holds certain equity investments consisting of equity interests in an independent insurance agency and a full service title and settlement agency (collectively, the agencies). These investments are subject to contractual sale restrictions that only permit the sale of the investments back to the agencies themselves.  These investments are recorded at fair value and included in other assets in the Consolidated Balance Sheets. At September 30, 2023 and December 31, 2022, the fair value of these investments was $3.63 million and $3.65 million, respectively. These investments are recorded at fair value based on the contractual redemption value of the Corporation’s proportionate share of the agencies’ equity.  Changes in fair value are recognized in net income and resulted in the recognition of unrealized gains of $120,000 and unrealized losses of $20,000 for the three and nine months ended September 30, 2023, respectively.  The Corporation’s investments in these agencies are classified as Level 2.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis. The fair value of forward sales of mortgage loans were not material to the consolidated financial statements of the Corporation at September 30, 2023 or December 31, 2022.

	September 30, 2023
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$51,394	$—	$51,394
U.S. government agencies and corporations	—	94,050	—	94,050
Mortgage-backed securities	—	160,315	—	160,315
Obligations of states and political subdivisions	—	134,165	—	134,165
Corporate and other debt securities	—	20,729	—	20,729
Total securities available for sale	—	460,653	—	460,653
Loans held for sale	—	25,469	—	25,469
Other investments	—	3,629	—	3,629
Derivatives
IRLC	—	563	—	563
Interest rate swaps on loans	—	7,132	—	7,132
Cash flow hedges	—	2,073	—	2,073
Total assets	$—	$499,519	$—	$499,519

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$7,132	$—	$7,132
Total liabilities	$—	$7,132	$—	$7,132

	December 31, 2022
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$58,833	$—	$58,833
U.S. government agencies and corporations	—	130,274	—	130,274
Mortgage-backed securities	—	179,918	—	179,918
Obligations of states and political subdivisions	—	120,827	—	120,827
Corporate and other debt securities	—	22,739	—	22,739
Total securities available for sale	—	512,591	—	512,591
Loans held for sale	—	14,259	—	14,259
Other investments	—	3,649	—	3,649
Derivatives
IRLC	—	391	—	391
Interest rate swaps on loans	—	6,328	—	6,328
Cash flow hedges	—	1,941	—	1,941
Total assets	$—	$539,159	$—	$539,159

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$6,328	$—	$6,328
Total liabilities	$—	$6,328	$—	$6,328

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

At September 30, 2023 and December 31, 2022 there was no OREO that was measured at fair value.

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

	Carrying	Fair Value Measurements at September 30, 2023 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$73,002	$70,512	$2,490	$—	$73,002
Securities available for sale	460,653	—	460,653	—	460,653
Loans, net	1,677,481	—	—	1,618,671	1,618,671
Loans held for sale	25,469	—	25,469	—	25,469
Other investments	3,629	—	3,629	—	3,629
Derivatives
IRLC	563	—	563	—	563
Interest rate swaps on loans	7,132	—	7,132	—	7,132
Cash flow hedges	2,073	—	2,073	—	2,073
Bank-owned life insurance	21,248	—	21,248	—	21,248
Accrued interest receivable	10,039	10,039	—	—	10,039
Financial liabilities:
Demand and savings deposits	1,431,140	1,431,140	—	—	1,431,140
Time deposits	597,289	—	591,113	—	591,113
Borrowings	141,042	—	125,792	—	125,792
Derivatives
Interest rate swaps on loans	7,132	—	7,132	—	7,132
Accrued interest payable	3,188	3,188	—	—	3,188

	Carrying	Fair Value Measurements at December 31, 2022 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$28,898	$26,661	$2,189	$—	$28,850
Securities available for sale	512,591	—	512,591	—	512,591
Loans, net	1,595,200	—	—	1,538,062	1,538,062
Loans held for sale	14,259	—	14,259	—	14,259
Other investments	3,649	—	3,649	—	3,649
Derivatives
IRLC	391	—	391	—	391
Interest rate swaps on loans	6,328	—	6,328	—	6,328
Cash flow hedges	1,941	—	1,941	—	1,941
Bank-owned life insurance	20,909	—	20,909	—	20,909
Accrued interest receivable	8,982	8,982	—	—	8,982
Financial liabilities:
Demand and savings deposits	1,622,566	1,622,566	—	—	1,622,566
Time deposits	381,294	—	374,267	—	374,267
Borrowings	85,943	—	71,906	—	71,906
Derivatives
Interest rate swaps on loans	6,328	—	6,328	—	6,328
Accrued interest payable	950	950	—	—	950

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

	Three Months Ended September 30, 2023
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$25,066	$517	$12,020	$—	$(5,917)	$31,686
Interest expense	6,675	232	5,748	548	(5,979)	7,224
Net interest income	18,391	285	6,272	(548)	62	24,462
Gain on sales of loans	—	1,198	—	—	22	1,220
Other noninterest income	4,221	1,144	(19)	(496)	(50)	4,800
Net revenue	22,612	2,627	6,253	(1,044)	34	30,482

Provision for credit losses	500	—	1,550	—	—	2,050
Noninterest expense	15,129	2,631	3,761	(172)	(17)	21,332
Income (loss) before taxes	6,983	(4)	942	(872)	51	7,100
Income tax expense (benefit)	1,298	1	260	(246)	10	1,323
Net income (loss)	$5,685	$(5)	$682	$(626)	$41	$5,777

Other data:
Capital expenditures	$251	$12	$146	$—	$—	$409
Depreciation and amortization	$838	$18	$100	$—	$—	$956

	Three Months Ended September 30, 2022
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$18,766	$556	$11,175	$—	$(4,171)	$26,326
Interest expense	1,353	247	3,941	593	(4,188)	1,946
Net interest income	17,413	309	7,234	(593)	17	24,380
Gain on sales of loans	—	1,904	—	—	(34)	1,870
Other noninterest income	3,903	1,197	49	(826)	(64)	4,259
Net revenue	21,316	3,410	7,283	(1,419)	(81)	30,509

Provision for loan losses	—	—	1,200	—	—	1,200
Noninterest expense	14,621	3,398	3,639	(553)	(16)	21,089
Income (loss) before taxes	6,695	12	2,444	(866)	(65)	8,220
Income tax expense (benefit)	1,274	(12)	665	(238)	(14)	1,675
Net income (loss)	$5,421	$24	$1,779	$(628)	$(51)	$6,545

Other data:
Capital expenditures	$961	$3	$—	$—	$—	$964
Depreciation and amortization	$923	$57	$102	$—	$—	$1,082

	Nine Months Ended September 30, 2023
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$72,531	$1,312	$35,313	$—	$(17,427)	$91,729
Interest expense	16,268	513	17,060	1,696	(17,573)	17,964
Net interest income	56,263	799	18,253	(1,696)	146	73,765
Gain on sales of loans	—	4,983	—	—	(53)	4,930
Other noninterest income	12,173	3,413	25	840	(155)	16,296
Net revenue	68,436	9,195	18,278	(856)	(62)	94,991

Provision for loan losses	1,550	—	4,250	—	—	5,800
Noninterest expense	45,063	8,459	10,909	1,839	(46)	66,224
Income (loss) before taxes	21,823	736	3,119	(2,695)	(16)	22,967
Income tax expense (benefit)	4,081	168	858	(790)	(8)	4,309
Net income (loss)	$17,742	$568	$2,261	$(1,905)	$(8)	$18,658

Other data:
Capital expenditures	$861	$12	$146	$—	$—	$1,019
Depreciation and amortization	$2,558	$61	$300	$—	$—	$2,919

	Nine Months Ended September 30, 2022
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$50,612	$1,674	$30,975	$—	$(10,312)	$72,949
Interest expense	3,700	561	9,800	1,762	(10,361)	5,462
Net interest income	46,912	1,113	21,175	(1,762)	49	67,487
Gain on sales of loans	—	7,251	—	—	(488)	6,763
Other noninterest income	11,962	3,918	164	(4,174)	(112)	11,758
Net revenue	58,874	12,282	21,339	(5,936)	(551)	86,008

Provision for loan losses	(700)	32	2,070	—	—	1,402
Noninterest expense	42,605	10,045	10,978	(3,186)	(43)	60,399
Income (loss) before taxes	16,969	2,205	8,291	(2,750)	(508)	24,207
Income tax expense (benefit)	3,215	533	2,255	(752)	(107)	5,144
Net income (loss)	$13,754	$1,672	$6,036	$(1,998)	$(401)	$19,063

Other data:
Capital expenditures	$2,232	$65	$17	$—	$—	$2,314
Depreciation and amortization	$2,817	$180	$308	$—	$—	$3,305

	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Total assets at September 30, 2023	$2,299,620	$35,995	$478,346	$35,984	$(428,240)	$2,421,705
Total assets at December 31, 2022	$2,206,299	$24,500	$479,864	$43,241	$(421,587)	$2,332,317

The community banking segment extends two warehouse lines of credit to the mortgage banking segment, providing a portion of the funds needed to originate mortgage loans. The community banking segment charges the mortgage banking segment interest at the daily FHLB advance rate plus a spread ranging from 50 basis points to 175 basis points. The community banking segment also provides the consumer finance segment with a portion of the funds needed to purchase loan contracts by means of variable rate notes that carry interest at one-month term SOFR plus 211.5 basis points, with a floor of 3.5 percent and a ceiling of 6.0 percent, and fixed rate notes that carry interest at rates ranging from 3.2 percent to 5.1 percent. The community banking segment acquires certain residential real estate loans from the mortgage banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. In addition to unallocated expenses recorded by the holding company, certain overhead costs are incurred by the community banking segment and are not allocated to the mortgage banking and consumer finance segments.

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of loan commitments at the Bank was $432.66 million at September 30, 2023 and $394.75 million at December 31, 2022, which does not include IRLCs at the mortgage banking segment, which are discussed in Note 12.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $10.42 million at September 30, 2023 and $16.26 million at December 31, 2022.

The mortgage banking segment sells the majority of the residential mortgage loans it originates to third-party investors. Additionally, the community banking segment purchases residential mortgage loans from the mortgage banking segment under terms and conditions similar to third-party investors. As is customary in the industry, the agreements with these investors require the mortgage banking segment to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the investors are entitled to make loss claims and repurchase requests of the mortgage banking segment for loans that contain covered deficiencies. The mortgage banking segment has obtained early payment default recourse waivers for a portion of its business. Recourse periods for early payment default for the remaining investors vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. The mortgage banking segment maintains an allowance for indemnifications that represents management’s estimate of losses that are probable of arising under these recourse provisions. As performance data for loans that have been sold is not made available to the mortgage banking segment by the investors, the estimate of potential losses is inherently subjective and is based on historical indemnification payments and management’s assessment of current conditions that may contribute to indemnified losses on mortgage loans that have been sold in the secondary market.  For the three and nine months ended September 30, 2023, the Corporation recorded a reversal of provision for indemnifications of $200,000, and $435,000, respectively, and recorded a provision for indemnifications of $11,000 and a reversal of provision for indemnifications of $858,000 for the three and nine months ended September 30, 2022, respectively, which is included in “Noninterest Expenses – Other” on the Consolidated Statements of Income. No indemnification payments were made during the three and nine months ended September 30, 2023 or 2022. The allowance for indemnifications was $1.96 million and $2.39 million at September 30, 2023 and December 31, 2022.

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

Cash flow hedges.  The Corporation designates interest rate swaps as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Corporation’s trust preferred capital notes. These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Corporation’s borrowings for fixed-rate interest payments.  Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Corporation assesses the effectiveness of each hedging relationship quarterly. If the Corporation determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of September 30, 2023, the Corporation has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2024 and June 2029.

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

At September 30, 2023, the mortgage banking segment had $40.91 million of IRLCs and $27.75 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $68.66 million in mortgage loans.

At December 31, 2022, the mortgage banking segment had $42.28 million of IRLCs and $16.41 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $58.69 million in mortgage loans.

The following tables summarize key elements of the Corporation’s derivative instruments.

	September 30, 2023
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$2,073	$—
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	109,976	—	7,132
Matched interest rate swaps with counterparty	109,976	7,132	—
Mortgage banking contracts:
IRLCs	40,909	563	—

	December 31, 2022
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$1,941	$—
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	85,856	—	6,328
Matched interest rate swaps with counterparty	85,856	6,328	—
Mortgage banking contracts:
IRLCs	42,284	391	—

The Corporation and the Bank are required to maintain cash collateral with dealer counterparties for interest rate swap relationships in a loss position. At both September 30, 2023 and December 31, 2022, there was no cash collateral maintained with dealer counterparties.

NOTE 13: Other Noninterest Expenses

The following table presents the significant components in the Consolidated Statements of Income line “Noninterest Expenses-Other.”

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Data processing fees	$2,567	$2,675	$7,863	$7,921
Professional fees	707	684	2,096	2,179
Insurance expense	414	293	1,203	767
Marketing and advertising expenses	361	441	1,172	1,415
Telecommunication expenses	344	350	970	1,047
Mortgage banking loan processing expenses	272	404	854	1,405
Provision for indemnifications	(200)	11	(435)	(858)
All other noninterest expenses	2,002	1,847	5,685	5,316
Total other noninterest expenses	$6,467	$6,705	$19,408	$19,192

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

The following table presents selected financial performance highlights for the periods indicated:

TABLE 1: Financial Performance Highlights

(Dollars in thousands, except for per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income (Loss):
Community Banking	$5,685	$5,421	$17,742	$13,754
Mortgage Banking	(5)	24	568	1,672
Consumer Finance	682	1,779	2,261	6,036
Other	(585)	(679)	(1,913)	(2,399)
Consolidated net income	$5,777	$6,545	$18,658	$19,063

Earnings per share - basic and diluted	$1.71	$1.85	$5.41	$5.34

Annualized return on average equity	11.28%	13.20%	12.22%	12.63%
Annualized return on average assets	0.96%	1.12%	1.04%	1.10%
Annualized return on average tangible common equity[1]	13.19%	15.35%	14.18%	14.67%
[1]

Return on average tangible common equity (ROTCE), which excludes the effect of intangible assets, is a non-GAAP financial measure.  Refer to “Use of Certain Non-GAAP Financial Measures,” below, for information about these non-GAAP financial measures, including a quantitative reconciliation to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

Consolidated net income decreased $768,000 and $405,000 for the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022 due primarily to lower net income of the consumer finance segment and the mortgage banking segment, partially offset by higher net income of the community banking segment.

A discussion of the performance of our business segments is included under the heading “Business Segments” in the “Results of Operations” section of this discussion and analysis.

Key highlights for the three and nine months ended September 30, 2023 are as follows.

●	Community banking segment loans grew $86.1 million, or 9.9 percent annualized, compared to December 31, 2022;
●	Consumer finance segment loans decreased $3.4 million, or 1.0 percent annualized, compared to December 31, 2022;
●	Deposits increased $24.6 million, or 1.6 percent annualized, compared to December 31, 2022;
●	The community banking segment recorded provision for credit losses of $500,000 for the third quarter of 2023 and recorded no provision for credit losses for the third quarter of 2022. For the first nine months of 2023, the community banking segment recorded provision for credit losses of $1.6 million and recorded net reversals of provision for credit losses of $700,000 for the first nine months of 2022;
●	The consumer finance segment recorded provision for credit losses of $1.6 million and $1.2 million for the third quarters of 2023 and 2022, respectively and recorded provision for credit losses of $4.3 million and $2.1 million for the first nine months of 2023 and 2022, respectively;
●	Consolidated annualized net interest margin was 4.29 percent for the third quarter of 2023 compared to 4.37 percent for the third quarter of 2022, and was unchanged from 4.29 percent in the second quarter of 2023;
●	The consumer finance segment experienced net charge-offs at an annualized rate of 1.75 percent of average total loans for the first nine months of 2023, compared to 0.19 percent for the first nine months of 2022; and
●	Mortgage banking segment loan originations decreased $54.6 million, or 29.6 percent, for the third quarter of 2023 compared to the third quarter of 2022.

Capital Management and Dividends

Total equity was $200.4 million at September 30, 2023, compared to $196.2 million at December 31, 2022. Under regulatory capital standards, the Corporation’s tier 1 risk-based capital and total risk-based capital ratios at September 30, 2023 were 12.5 percent and 14.8 percent, respectively, compared to 12.8 percent and 15.4 percent, respectively, at December 31, 2022. The decrease in the Corporation’s tier 1 risk-based capital and total risk-based capital ratios at September 30, 2023 compared to December 31, 2022 was due primarily to growth in risk-weighted assets resulting from higher balances of loans. At September 30, 2023, the book value per share of the Corporation’s common stock was $59.11, and tangible book value per share, which is a non-GAAP financial measure, was $51.22, compared to $56.27 and $48.54, respectively, at December 31, 2022.

Total equity increased $4.1 million at September 30, 2023 compared to December 31, 2022, due to net income, partially offset by share repurchases, higher unrealized losses in the market value of securities available for sale, which are recognized as a component of other comprehensive loss, dividends paid on the Corporation’s common stock, and the Corporation’s adoption of the Current Expected Credit Loss (CECL) methodology for estimating credit losses, which resulted in a decrease to opening retained earnings of $1.1 million.  The Corporation’s securities available for sale are fixed income debt securities, and their unrealized loss position is a result of rising market interest rates since they were purchased. The Corporation expects to recover its investments in debt securities through scheduled payments of principal and interest, and unrealized losses are not expected to affect the earnings or regulatory capital of the Corporation or the Bank. The accumulated other comprehensive loss related to the Corporation’s securities available for sale increased to $39.5 million at September 30, 2023, compared to $35.2 million at December 31, 2022, as a result of an increase in market interest rates.

The Corporation declared a quarterly cash dividend of 44 cents per share during the third quarter of 2023, which was paid on October 1, 2023. This dividend represents a payout ratio of 25.7 percent of earnings per share for the third quarter of 2023. The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital levels and requirements and expected future earnings. In making its decision on the payment of dividends on the Corporation’s common stock, the Corporation’s Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.

The Corporation has a share repurchase program that was authorized by the Board of Directors in November 2022 to repurchase up to $10.0 million of the Corporation’s common stock through December 31, 2023.  During the third quarter and first nine months of 2023, the Corporation repurchased 23,856 shares, or $1.3 million, and 106,864 shares, or $5.8 million, of its common stock under this share repurchase program, respectively.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three and nine months ended September 30, 2023 and 2022. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented. Average balances of securities available for sale are included at amortized cost. Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect.

Accretion and amortization of fair value purchase adjustments related to business combinations are included in the computation of yields on loans and investments and on the costs of deposits and borrowings. The accretion contributed approximately 7 basis points and 5 basis points to the yields on community banking segment loans and total loans, respectively, for the third quarter of 2023, and 4 basis points to both the yield on total earning assets and net interest margin for the third quarter of 2023 compared to approximately 9 basis points and 6 basis points to the yields on community banking segment loans and total loans, respectively, for the third quarter of 2022, and 4 basis points to both the yield on total earning assets and net interest margin, for the third quarter of 2022.  The accretion contributed approximately 8 basis points and 6 basis points to the yields on community banking segment loans and total loans, respectively, for the first nine months of 2023, and 4 basis points to both the yield on total earning assets and net interest margin for the first nine months of 2023, compared to approximately 17 basis points and 11 basis points to the yields on community banking segment loans and total loans, respectively, for the first nine months of 2022, and 8 basis points to both the yield on total earning assets and net interest margin, for the first nine months of 2022.

TABLE 2: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended September 30,
	2023			2022
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$414,036	$2,207	2.13%	$461,327	$2,237	1.94%
Tax-exempt	110,182	927	3.37	77,574	519	2.68
Total securities	524,218	3,134	2.39	538,901	2,756	2.05
Loans:
Community banking segment	1,224,791	15,887	5.15	1,082,947	11,470	4.20
Mortgage banking segment	30,210	517	6.79	44,216	556	4.99
Consumer finance segment	472,811	12,019	10.09	453,401	11,174	9.78
Total loans	1,727,812	28,423	6.53	1,580,564	23,200	5.82
Interest-bearing deposits in other banks	38,507	379	3.90	105,683	521	1.96
Total earning assets	2,290,537	31,936	5.54	2,225,148	26,477	4.72
Allowance for credit losses	(41,014)			(40,976)
Total non-earning assets	151,070			152,284
Total assets	$2,400,593			$2,336,456

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$341,707	505	0.59	$346,527	267	0.31
Money market deposit accounts	304,309	782	1.02	405,872	258	0.25
Savings accounts	204,042	29	0.06	236,481	32	0.05
Certificates of deposit	571,499	4,316	3.00	387,527	722	0.74
Total interest-bearing deposits	1,421,557	5,632	1.57	1,376,407	1,279	0.37
Borrowings:
Repurchase agreements	29,440	95	1.29	36,913	43	0.47
Other borrowings	122,250	1,497	4.90	55,585	624	4.49
Total borrowings	151,690	1,592	4.20	92,498	667	2.88
Total interest-bearing liabilities	1,573,247	7,224	1.83	1,468,905	1,946	0.53
Noninterest-bearing demand deposits	577,382			631,519
Other liabilities	45,124			37,669
Total liabilities	2,195,753			2,138,093
Equity	204,840			198,363
Total liabilities and equity	$2,400,593			$2,336,456
Net interest income		$24,712			$24,531
Interest rate spread			3.71%			4.19%
Interest expense to average earning assets			1.25%			0.35%
Net interest margin			4.29%			4.37%

	Nine Months Ended September 30,
	2023			2022
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$441,204	$7,017	2.12%	$399,660	$5,266	1.76%
Tax-exempt	104,549	2,572	3.28	72,641	1,389	2.55
Total securities	545,753	9,589	2.34	472,301	6,655	1.88
Loans:
Community banking segment	1,199,560	45,375	5.06	1,054,842	33,027	4.19
Mortgage banking segment	26,713	1,312	6.57	53,792	1,674	4.16
Consumer finance segment	474,738	35,312	9.94	417,604	30,975	9.92
Total loans	1,701,011	81,999	6.45	1,526,238	65,676	5.75
Interest-bearing deposits in other banks	33,072	836	3.38	191,436	1,021	0.71
Total earning assets	2,279,836	92,424	5.42	2,189,975	73,352	4.48
Allowance for loan losses	(41,192)			(40,685)
Total non-earning assets	150,826			165,930
Total assets	$2,389,470			$2,315,220

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$359,157	1,578	0.59	$348,992	595	0.23
Money market deposit accounts	323,630	2,121	0.88	390,857	729	0.25
Savings accounts	213,940	91	0.06	230,011	91	0.05
Certificates of deposit	509,424	9,447	2.48	396,079	2,070	0.70
Total interest-bearing deposits	1,406,151	13,237	1.26	1,365,939	3,485	0.34
Borrowings:
Repurchase agreements	32,048	273	1.14	35,403	121	0.46
Other borrowings	122,984	4,454	4.83	55,646	1,856	4.45
Total borrowings	155,032	4,727	4.07	91,049	1,977	2.90
Total interest-bearing liabilities	1,561,183	17,964	1.54	1,456,988	5,462	0.50
Noninterest-bearing demand deposits	582,573			616,032
Other liabilities	42,108			41,019
Total liabilities	2,185,864			2,114,039
Equity	203,606			201,181
Total liabilities and equity	$2,389,470			$2,315,220
Net interest income		$74,460			$67,890
Interest rate spread			3.88%			3.98%
Interest expense to average earning assets			1.05%			0.33%
Net interest margin			4.37%			4.15%

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

TABLE 3: Rate-Volume Recap

	Three Months Ended September 30, 2023 from 2022
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans:
Community banking segment	$2,797	$1,620	$4,417
Mortgage banking segment	167	(206)	(39)
Consumer finance segment	360	485	845
Securities:
Taxable	209	(239)	(30)
Tax-exempt	155	253	408
Interest-bearing deposits in other banks	318	(460)	(142)
Total interest income	4,006	1,453	5,459
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	242	(4)	238
Money market deposit accounts	603	(79)	524
Savings accounts	—	(3)	(3)
Certificates of deposit	3,111	483	3,594
Total interest-bearing deposits	3,956	397	4,353
Borrowings:
Repurchase agreements	63	(11)	52
Other borrowings	61	812	873
Total interest expense	4,080	1,198	5,278
Change in net interest income	$(74)	$255	$181

	Nine Months Ended September 30, 2023 from 2022
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans:
Community banking segment	$7,435	$4,913	$12,348
Mortgage banking segment	708	(1,070)	(362)
Consumer finance segment	63	4,274	4,337
Securities:
Taxable	1,161	590	1,751
Tax-exempt	467	716	1,183
Interest-bearing deposits in other banks	1,227	(1,412)	(185)
Total interest income	11,061	8,011	19,072
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	966	17	983
Money market deposit accounts	1,539	(147)	1,392
Savings accounts	9	(9)	—
Certificates of deposit	6,631	746	7,377
Total interest-bearing deposits	9,145	607	9,752
Borrowings:
Repurchase agreements	205	(10)	195
Other borrowings	168	2,387	2,555
Total interest expense	9,518	2,984	12,502
Change in net interest income	$1,543	$5,027	$6,570

Net interest income, on a taxable-equivalent basis, for the third quarter of 2023 increased to $24.7 million, compared to $24.5 million for the third quarter of 2022.  Net interest income, on a taxable-equivalent basis, for the first nine months of 2023 increased to $74.5 million, compared to $67.9 million for the first nine months of 2022.  The increase in net interest income for the third quarter of 2023 as compared to the third quarter of 2022 was due primarily to higher average balances of earning assets, partially offset by a decrease in net interest margin. The increase in net interest income for the first nine months of 2023 as compared to the first nine months of 2022 was due primarily to an increase in net interest margin and higher average balances of earning assets. Annualized net interest margin decreased 8 basis points to 4.29 percent for the third quarter of 2023, relative to the third quarter of 2022, due primarily to an increase in costs of interest-bearing deposits and a shift to higher cost deposits and borrowings, partially offset by an increase in yields of earning assets. Annualized net interest margin increased 22 basis points to 4.37 percent for the first nine months of 2023, relative to the first nine months of 2022 due primarily to the effect of rising interest rates on yields of earning assets, partially offset by rising costs associated with deposits and a shift to higher cost deposits and borrowings. The Federal Reserve Bank increased the target federal funds interest rate from an upper limit of 0.25 percent at December 31, 2021 to 4.50 percent by the end of 2022 and to 5.50 percent by the end of the third quarter of 2023. The yield on interest-earning assets increased by 82 basis points and 94 basis points for the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022.  The cost of interest-bearing liabilities increased by 130 basis points and 104 basis points for the third quarter and first nine months of 2023, respectively, compared to the same periods of 2022.  Average earning assets increased $65.4 million and $89.9 million for the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022. Average interest-bearing liabilities increased $104.3 million and $104.2 million for the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022. Average noninterest-bearing demand deposits decreased $54.1 million and $33.5 million for the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022.

Average loans, which includes both loans held for investment and loans held for sale, increased $147.2 million to $1.73 billion for the third quarter of 2023 and increased $174.8 million to $1.70 billion for the first nine months of 2023, compared to the same periods in 2022. Average loans at the community banking segment increased $141.8 million, or 13.1 percent, for the third quarter of 2023 and increased $144.7 million, or 13.7 percent, for the first nine months of 2023, compared to the same periods in 2022 due primarily to growth in the commercial real estate and residential mortgage segments of the loan portfolio. Average loans at the consumer finance segment increased $19.4 million, or 4.3 percent, for the third quarter of 2023 and increased $57.1 million, or 13.7 percent, for the first nine months of 2023 compared to the same periods in 2022 due primarily to growth in the automobile segment of the loan portfolio. Average loans at the mortgage banking segment, which consist primarily of loans held for sale, decreased $14.0 million, or 31.7 percent, for the third quarter of 2023 and decreased $27.1 million, or 50.3 percent, for the first nine months of 2023 compared to the same periods in 2022, due primarily to lower mortgage loan production volume as a result of conditions in the housing markets and rising interest rates on mortgage loans.

The community banking segment average loan yield increased 95 basis points to 5.15 percent for the third quarter of 2023 and increased 87 basis points to 5.06 percent for the first nine months of 2023, compared to the same periods in 2022, due primarily to the effects of rising interest rates. The consumer finance segment average loan yield increased 31 basis points to 10.09 percent for the third quarter of 2023 and increased 2 basis points to 9.94 percent for the first nine months of 2023, compared to the same periods in 2022, due primarily to the effects of rising interest rates, which were partially offset by the effects of purchasing higher credit quality loan contracts which have lower yields. The mortgage banking segment average loan yield increased 180 basis points to 6.79 percent for the third quarter of 2023 and increased 241 basis points to 6.57 percent for the first nine months of 2023, compared to the same periods in 2022, due to the effects of rising interest rates.

Average securities available for sale decreased $14.7 million for the third quarter of 2023 compared to the same period in 2022 due primarily to maturities and paydowns of mortgage-backed and government agencies securities outpacing purchases. Average securities available for sale increased $73.5 million for the first nine months of 2023 compared to the same period in 2022 due primarily to purchases of obligations of states and political subdivisions and government agencies. The average yield on the securities portfolio on a taxable-equivalent basis increased 34 basis points to 2.39 percent for the third quarter of 2023 and increased 46 basis points to 2.34 percent for the first nine months of 2023, compared to the same periods in 2022, due primarily to rising interest rates, which allowed for purchases of securities at higher yields.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the Federal Reserve Bank, decreased $67.2 million and $158.4 million for the third quarter and first nine months of 2023, respectively, compared to the same periods of 2022, due primarily to utilizing cash to fund growth in loans and securities purchases. The average yield on interest-bearing deposits in other banks increased 194 basis points for the third quarter of 2023 and increased 267 basis points for the first nine months of 2023, compared to the same periods in 2022 due to rising interest rates.

Average money market, savings and interest-bearing demand deposits decreased $138.8 million and $73.1 million for the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022, due primarily to decreases in business checking, money market and savings accounts. Average noninterest-bearing demand deposits decreased $54.1 million and $33.5 million for the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022. The decreases in non-time deposits are due primarily to customers seeking higher yielding opportunities as a result of rising interest rates paid on time deposits. Average time deposits increased $184.0 million and $113.3 million for the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022. The average cost of interest-bearing deposits increased 120 basis points and 92 basis points for the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022, due primarily to higher rates on deposits amid rising interest rates and increased competition for deposits.

Average borrowings increased $59.2 million and $64.0 million for the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022, due primarily to increases in short-term Federal Home Loan Bank of Atlanta (FHLB) borrowings to support lending activities and securities purchases. The average cost of borrowings increased 132 basis points and 117 basis points for the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022, due primarily to the effects of rising interest rates and a shift in the mix of borrowings from lower cost repurchase agreements to FHLB borrowings.

The Corporation believes that higher interest rates will continue to have a positive effect on yields of variable rate loans, new loan originations and purchases of securities available for sale. The Corporation also expects the cost of deposits to continue to rise amid competition for deposits and due to repricing of time deposits upon maturity, and that a portion of the Corporation’s funding will continue to be drawn from borrowings in the near term, resulting in a higher cost of funds.  The rate of increase in the cost of funds in the near-term is expected to exceed the increase in interest-earning asset yields, decreasing net interest margin for the remainder of 2023, as liabilities generally reprice on a delay compared to assets and are currently rising at a faster pace. The effect of these factors on the Corporation’s net interest margin will depend on a number of factors, including the Corporation’s ability to grow loans at the community banking segment and consumer finance segment, to compete for deposits, and to the extent of its reliance on borrowings. The Corporation can give no assurance as to the timing or extent of further increases in market interest rates or the impact of rising interest rates or any other factor on the Corporation's net interest margin. The Federal Reserve Bank increased the target federal funds interest rate by 0.25 percent to 5.50 percent at their July 2023 meeting and did not raise it at their September 2023 or November 2023 meetings. If market interest rates were to continue to rise further, net interest margin would be positively impacted as the Corporation generally expects its assets to reprice more quickly than its deposits and borrowings. Alternatively, if market interest rates begin to decline, the Corporation’s net interest margin would therefore be adversely affected as its assets reprice downward more quickly than its deposits and borrowings.

Noninterest Income

TABLE 4: Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Gains on sales of loans	$1,220	$1,870	$4,930	$6,763
Interchange income	1,558	1,513	4,658	4,502
Service charges on deposit accounts	1,122	1,099	3,241	3,216
Wealth management services income, net	630	613	1,855	1,885
Mortgage banking fee income	558	731	1,695	2,508
Mortgage lender services income	537	397	1,567	1,259
Other service charges and fees	364	403	1,134	1,179
Investment income in other equity interests	211	64	480	294
Net losses on sales, maturities and calls of available for sale securities	—	—	(5)	—
Unrealized (loss) gain on rabbi trust	(487)	(833)	866	(4,212)
Other income (loss), net	307	272	805	1,127
Total noninterest income	$6,020	$6,129	$21,226	$18,521

Total noninterest income decreased $109,000, or 1.8 percent, for the third quarter of 2023 compared to the third quarter of 2022 due primarily to lower volume of mortgage loan production, which resulted in lower gains on sales of loans and mortgage banking fee income, partially offset by fluctuations in unrealized gains and losses on the rabbi trust, higher investment income in other equity investments and higher mortgage lender services income, as a result of an increase in the number of institutional customers and the types of services provided. Total noninterest income increased $2.7 million, or 14.6 percent, for the first nine months of 2023 compared to the first nine months of 2022 due primarily to fluctuations in unrealized gains and losses on the rabbi trust and higher mortgage lender services income, partially offset by lower volume of mortgage loan production, which resulted in lower gains on sales of loans and mortgage banking fee income.

Unrealized gains and losses on the Corporation’s rabbi trust are offset by changes in deferred compensation liabilities, recorded in salaries and employee benefits expense.

Noninterest Expense

TABLE 5: Noninterest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Salaries and employee benefits:
Compensation, payroll taxes and employee benefits	$13,408	$13,035	$39,975	$38,912
(Decrease) increase in nonqualified deferred compensation plan liabilities	(487)	(833)	866	(4,212)
Total salaries and employee benefits	12,921	12,202	40,841	34,700

Occupancy expense	1,944	2,182	5,975	6,507
Other expenses:
Data processing	2,567	2,675	7,863	7,921
Professional fees	707	684	2,096	2,179
Mortgage banking loan processing expenses	272	404	854	1,405
Other real estate loss and expense, net	—	1	1	2
Provision for indemnifications	(200)	11	(435)	(858)
Other expenses	3,121	2,930	9,029	8,543
Total other expenses	6,467	6,705	19,408	19,192
Total noninterest expense	$21,332	$21,089	$66,224	$60,399

Total noninterest expenses increased $243,000, or 1.2 percent, in the third quarter of 2023 and increased $5.8 million, or 9.6 percent, in the first nine months of 2023 compared to the same periods in 2022. The increases were due primarily to changes in deferred compensation liabilities, increases in compensation, payroll taxes and employee benefits at the community banking segment, which have generally increased in line with employment market conditions, and higher Federal Deposit Insurance Corporation (FDIC) assessment expenses, included in other expenses, due to statutory increases applicable to all insured depository institutions, partially offset by lower expenses tied to mortgage loan production volume at the mortgage banking segment, reported in compensation, payroll taxes and benefits and mortgage banking loan processing expenses. Additionally, the mortgage banking segment recorded a net reversal of provision for indemnifications for the third quarter of 2023 compared to provision for indemnifications expense in the third quarter of 2022 and a lower net reversal of provision for indemnifications for the first nine months of 2023 compared to the first nine months of 2022.

Changes in deferred compensation liabilities are offset by unrealized gains and losses on the Corporation’s rabbi trust, recorded in noninterest income.

Income Taxes

The Corporation’s consolidated effective income tax rate was 18.8 percent and 21.3 percent for the first nine months of 2023 and 2022, respectively. The Corporation’s consolidated effective tax rate for the first nine months of 2023 was lower compared to the same period in 2022 primarily as a result of a lower share of income at the consumer finance and mortgage banking segments, which are subject to state income taxes.

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

TABLE 6: Community Banking Segment Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Interest income	$25,066	$18,766	$72,531	$50,612
Interest expense	6,675	1,353	16,268	3,700
Net interest income	18,391	17,413	56,263	46,912
Provision for credit losses	500	—	1,550	(700)
Net interest income after provision for credit losses	17,891	17,413	54,713	47,612
Noninterest income:
Interchange income	1,558	1,513	4,658	4,502
Service charges on deposit accounts	1,138	1,114	3,286	3,259
Wealth management services income, net	630	613	1,855	1,885
Investment income in other equity interests	211	64	480	294
Other income, net	684	599	1,894	2,022
Total noninterest income	4,221	3,903	12,173	11,962
Noninterest expense:
Salaries and employee benefits	9,042	8,600	26,888	25,252
Occupancy expense	1,531	1,694	4,731	5,025
Data processing	1,953	2,026	6,141	5,907
Other real estate loss and expense, net	—	1	1	2
Other expenses	2,603	2,300	7,302	6,419
Total noninterest expenses	15,129	14,621	45,063	42,605
Income before income taxes	6,983	6,695	21,823	16,969
Income tax expense	1,298	1,274	4,081	3,215
Net income	$5,685	$5,421	$17,742	$13,754

The community banking segment reported net income of $5.7 million and $17.7 million for the third quarter and first nine months of 2023, respectively, compared to $5.4 million and $13.8 million for the same periods in 2022. The increases of $264,000 and $3.9 million for the third quarter and first nine months of 2023, compared to the same periods in 2022, were due primarily to higher net interest income, partially offset by an increase in provision for credit losses and higher noninterest expense.

Net interest income for the community banking segment increased by $978,000 to $18.4 million for the third quarter of 2023 and increased by $9.4 million to $56.3 million for the first nine months of 2023, respectively, compared to the same periods in 2022. Included in net interest income is interest income on variable rate loans to the consumer finance and mortgage banking segments. Average loan yields were higher for the third quarter and first nine months of 2023 compared to the same periods of 2022, due primarily to the effects of rising interest rates as market interest rates rose in 2022 and the first nine months of 2023. Average costs of interest-bearing liabilities were higher for the third quarter and first nine months of 2023 compared to the same periods of 2022, due primarily to the effects of rising interest rates and a shift in the mix from lower cost deposits to time deposits and borrowings. While the community banking segment expects loan yields to continue to rise, the impact on net interest margin is expected to be outpaced by the effect of rising deposit costs for the remainder of 2023.

The community banking segment recorded $500,000 in provision for credit losses for the third quarter of 2023 and recorded $1.6 million provision for credit losses for the first nine months of 2023 due primarily to growth in the loan portfolio and unfunded commitments. The community banking segment recorded no provision for credit losses for the third quarter of 2022 and recorded a net reversal of provision for credit losses of $700,000 for the first nine months of 2022 due primarily to the resolution of certain impaired loans, which resulted in the reversal of specific reserves with no losses being realized. Noninterest income increased for the third quarter and first nine months of 2023 compared to the same periods in 2022 as a result of higher investment income in other equity investments and higher debit card interchange income.  Noninterest expenses increased during the third quarter and first nine months of 2023 compared to the same periods in 2022, due primarily to higher salaries and employee benefits and higher other expenses, due primarily to an increase in other components of net periodic pension cost and increased FDIC assessments from statutory increases applicable to all insured depository institutions.

Mortgage Banking:  The following table presents the mortgage banking operating results for the periods indicated.

TABLE 7: Mortgage Banking Segment Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Interest income	$517	$556	$1,312	$1,674
Interest expense	232	247	513	561
Net interest income	285	309	799	1,113
Provision for credit losses	—	—	—	32
Net interest income after provision for credit losses	285	309	799	1,081
Noninterest income:
Gains of sales of loans	1,198	1,904	4,983	7,251
Mortgage banking fee income	592	780	1,805	2,577
Mortgage lender services fee income	537	397	1,567	1,259
Other income	15	20	41	82
Total noninterest income	2,342	3,101	8,396	11,169
Noninterest expense:
Salaries and employee benefits	1,762	1,998	5,610	6,238
Occupancy expense	251	322	768	982
Data processing	254	272	759	886
Other expenses	364	806	1,322	1,939
Total noninterest expenses	2,631	3,398	8,459	10,045
(Loss) income before income taxes	(4)	12	736	2,205
Income tax expense (benefit)	1	(12)	168	533
Net (loss) income	$(5)	$24	$568	$1,672

The mortgage banking segment reported a net loss of $5,000 and net income of $568,000 for the third quarter and first nine months of 2023 compared to $24,000 and $1.7 million for the same periods in 2022. The decrease in net income of the mortgage banking segment for the third quarter compared to the third quarter of 2022 was due primarily to lower volume of mortgage loan originations, partially offset by a net reversal of provision for indemnifications of $200,000 for the third quarter of 2023 compared to provision for indemnifications expense of $11,000 in the third quarter of 2022, which is included in other expenses. The decrease in net income for the mortgage banking segment for the first nine months of 2023 compared to the first nine months of 2022 was due primarily to lower volume of mortgage loan originations and a net reversal of provision for indemnifications of $435,000 for the first nine months of 2023 compared to $858,000 for the same period in 2022, partially offset by lower expenses tied to mortgage loan origination volume such as salaries and benefits, loan processing and data processing.

The following table presents mortgage loan originations and mortgage loans sold for the periods indicated.

TABLE 8: Mortgage Loan Originations

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Mortgage loan originations:
Purchases	$117,777	$165,997	$360,335	$493,206
Refinancings	11,881	18,285	40,224	92,052
Total mortgage loan originations[1]	$129,658	$184,282	$400,559	$585,258

Lock-adjusted originations[2]	$114,548	$147,585	$399,350	$571,051
1	Total mortgage loan originations does not include mortgage lender services.
2	Lock-adjusted originations includes an estimate of the effect of changes in the volume of mortgage loan applications in process that have not closed, net of volume not expected to close.

The rapid rise in mortgage interest rates during 2022 and first nine months of 2023, combined with higher home prices, has led to a substantial decline in mortgage loan originations for the mortgage industry so far in 2023 as compared to the same period in 2022.  Mortgage loan originations for the mortgage banking segment decreased 29.6 percent and 31.6 percent for the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022.  Gains on sales of loans, while driven in part by mortgage loan originations, also includes the effects of changes in locked loan commitments, which reflect the volume of mortgage loan applications that are in process and have not closed. Lock-adjusted originations for the mortgage banking segment decreased 22.4 percent and 30.1 percent for the third quarter and first nine months of 2023 compared to the same periods in 2022. Locked loan commitments were $40.9 million at September 30, 2023, compared to $42.3 million at December 31, 2022 and $67.3 million at September 30, 2022.

Mortgage lender services fee income is derived from providing mortgage origination functions to third-party mortgage lenders for a fee. Mortgage lender services fee income increased for the third quarter and first nine months of 2023 compared to the same periods in 2022 as a result of an increase in the number of institutional customers and the types of services provided, partially offset by the negative impacts of reduced mortgage loan volume in the industry.

The mortgage banking segment recorded a reversal of provision for indemnification losses of $200,000 and $435,000 for the third quarter and first nine months of 2023, respectively, compared to a provision for indemnification losses of $11,000 and a reversal of provision for indemnification losses of $858,000 for the same periods in 2022.  The release of indemnification reserves in 2022 and 2023 was due primarily to improvement in the mortgage banking segment’s assessment of borrower payment performance and other factors affecting expected losses on mortgage loans sold in the secondary market. Management believes that the indemnification reserve is sufficient to absorb losses related to loans that have been sold in the secondary market.

Consumer Finance:  The following table presents the consumer finance operating results for the periods indicated.

TABLE 9: Consumer Finance Segment Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Interest income	$12,020	$11,175	$35,313	$30,975
Interest expense	5,748	3,941	17,060	9,800
Net interest income	6,272	7,234	18,253	21,175
Provision for credit losses	1,550	1,200	4,250	2,070
Net interest income after provision for credit losses	4,722	6,034	14,003	19,105

Noninterest income	(19)	49	25	164
Noninterest expense:
Salaries and employee benefits	2,389	2,234	6,840	6,800
Occupancy expense	160	168	475	501
Data processing	315	371	956	1,104
Other expenses	897	866	2,638	2,573
Total noninterest expenses	3,761	3,639	10,909	10,978
Income before income taxes	942	2,444	3,119	8,291
Income tax expense	260	665	858	2,255
Net income	$682	$1,779	$2,261	$6,036

The consumer finance segment reported net income of $682,000 and $2.3 million for the third quarter and first nine months of 2023 compared to $1.8 million and $6.0 million for the same periods in 2022. The decreases in consumer finance segment net income for the third quarter and first nine months of 2023, as compared to the same periods in 2022, were due primarily to higher interest expense on variable rate borrowings from the community banking segment as a result of increased market rates and higher provision for credit losses as a result of increased net charge-offs and loan growth, partially offset by higher interest income resulting from higher average balances of loans and higher yields.  Average loans outstanding increased $19.4 million, or 4.3 percent, for the third quarter of 2023 and increased $57.1 million, or 13.7 percent, for the first nine months of 2023 compared to the same periods in 2022.

Provision for credit losses increased as a result of increased net charge-offs and loan growth. Net charge-offs increased due primarily to an increase in the number of delinquent loans following a period of historically low delinquencies during the COVID-19 pandemic, a decline in wholesale values of used automobiles from a recent peak during the COVID-19 pandemic and continued recent challenges in repossessing automobiles due to a decline in the number of repossession agencies, which results in a fully charged-off loan when the automobile cannot be repossessed. If loan performance deteriorates, resulting in continued elevated delinquencies or net charge-offs, or if values of used vehicles decline, provision for credit losses may increase in future periods.

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

The allowance for credit losses represents an amount that, in our judgment, reduces the recorded investment in loans to the net amount expected to be collected. The provision for credit losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. Balances and ratios presented as of September 30, 2023 are in accordance with ASC 326, whereas balances and ratios presented as of December 31, 2022 or a prior date are presented in accordance with the previously applicable GAAP.

The following tables present the Corporation’s credit loss experience for the periods indicated.

TABLE 10: Allowance for Credit Losses

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
For the three months ended September 30, 2023:
Balance at June 30, 2023	$11,738	$3,603	$25,187	$40,528
Provision charged to operations	407	143	1,550	2,100
Loans charged off	—	(83)	(3,372)	(3,455)
Recoveries of loans previously charged off	19	32	1,024	1,075
Balance at September 30, 2023	$12,164	$3,695	$24,389	$40,248

Average loans	$885,340	$340,720	$472,811	$1,698,871
Ratio of annualized net (recoveries) charge-offs to average loans	(0.01)%	0.06%	1.99%	0.56%
1Consumer loans includes provision, charge-offs and recoveries related to demand deposit overdrafts.

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
For the nine months ended September 30, 2023:
Balance at December 31, 2022	$11,219	$3,330	$25,969	$40,518
Impact of ASC 326 adoption on non-PCD loans	(617)	98	406	(113)
Impact of ASC 326 adoption on PCD loans	595	9	—	604
Provision charged to operations	839	362	4,250	5,451
Loans charged off	(16)	(240)	(9,306)	(9,562)
Recoveries of loans previously charged off	144	136	3,070	3,350
Balance at September 30, 2023	$12,164	$3,695	$24,389	$40,248

Average loans	$870,130	$331,411	$474,738	$1,676,279
Ratio of annualized net (recoveries) charge-offs to average loans	(0.02)%	0.04%	1.75%	0.49%
1Consumer loans includes provision, charge-offs and recoveries related to demand deposit overdrafts.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer[1]	Finance	Total
For the three months ended September 30, 2022:
Balance at beginning of period	$2,553	$972	$10,422	$524	$180	$25,868	$40,519
Provision charged to operations	112	(178)	34	11	21	1,200	1,200
Loans charged off	—	—	—	—	(77)	(1,793)	(1,870)
Recoveries of loans previously charged off	5	—	8	—	31	987	1,031
Balance at end of period	$2,670	$794	$10,464	$535	$155	$26,262	$40,880

Average loans	$235,002	$78,980	$730,653	$41,512	$8,108	$453,401	$1,547,656
Ratio of annualized net (recoveries) charge-offs to average loans	(0.01)%	—%	(0.00)%	—%	2.27%	0.71%	0.22%

1Consumer loans includes provision, charge-offs and recoveries related to demand deposit overdrafts.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer[1]	Finance	Total
For the nine months ended September 30, 2022:
Balance at beginning of period	$2,660	$856	$11,085	$593	$172	$24,791	$40,157
Provision charged to operations	(6)	(62)	(623)	(60)	83	2,070	1,402
Loans charged off	—	—	(11)	—	(193)	(4,115)	(4,319)
Recoveries of loans previously charged off	16	—	13	2	93	3,516	3,640
Balance at end of period	$2,670	$794	$10,464	$535	$155	$26,262	$40,880

Average loans	$222,919	$80,934	$712,285	$40,899	$8,112	$417,604	$1,482,753
Ratio of annualized net (recoveries) charge-offs to average loans	(0.01)%	—%	(0.00)%	(0.01)%	1.64%	0.19%	0.06%
1Consumer loans includes provision, charge-offs and recoveries related to demand deposit overdrafts.

For further information regarding the adequacy of our allowance for credit losses, refer to “Table 15: Nonperforming Assets” and the accompanying disclosure below.

The allocation of the allowance for credit losses and the ratio of corresponding outstanding loan balances to total loans are as follows as of the dates indicated. Balances and ratios presented as of September 30, 2023 are in accordance with ASC 326, whereas balances and ratios presented as of December 31, 2022 or a prior date are presented in accordance with the previously applicable GAAP.

TABLE 11: Allocation of Allowance for Credit Losses

September 30,
(Dollars in thousands)	2023
Allocation of allowance for credit losses:
Commercial	$12,164
Consumer	3,695
Consumer Finance	24,389
Total allowance for credit losses	$40,248
Ratio of loans to total period-end loans:
Commercial	52%
Consumer	21
Consumer Finance	27
100%

December 31,
(Dollars in thousands)	2022
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,622
Real estate—construction	788
Commercial, financial and agricultural	10,431
Equity lines	497
Consumer	211
Consumer finance	25,969
Total allowance for loan losses	$40,518
Ratio of loans to total period-end loans:
Real estate—residential mortgage	16%
Real estate—construction	4
Commercial, financial and agricultural	48
Equity lines	2
Consumer	1
Consumer finance	29
100%

Loans are required to be measured at amortized cost and to be presented at the net amount expected to be collected. Off balance sheet credit exposures, including loan commitments, are not recorded on balance sheet, but expected credit losses arising from off balance sheet credit exposures are recorded as a reserve for unfunded commitments and reported in Other Liabilities. Credit losses on available for sale debt securities are accounted for as an allowance for credit losses, which is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value and the amount expected to be collected on the financial asset. The allowance for credit losses on loans and available for sale debt securities and the reserve for unfunded commitments are established through a provision for credit losses charged against earnings. Amounts reported for the three and nine months ended September 30, 2023 are in accordance with ASC 326, whereas amounts reported for periods prior to January 1, 2023 are presented in accordance with the previously applicable GAAP.

The following table presents a breakdown of the provision for credit losses for the periods indicated:

TABLE 12: Provision for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Provision for credit losses:
Provision for loans	$2,100	$1,200	$5,451	$1,402
Provision for unfunded commitments	(50)	—	349	—
Total	$2,050	$1,200	$5,800	$1,402

Loans by credit quality indicators are presented in Table 13 below.  Balances presented as of September 30, 2023 are in accordance with ASC 326, whereas balances presented as of December 31, 2022 or a prior date are presented in accordance with the previously applicable GAAP.

TABLE 13: Credit Quality Indicators

Loans by credit quality indicators as of September 30, 2023 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Commercial real estate	$638,475	$6,728	$—	$264	$645,467
Commercial business	118,576	65	—	—	118,641
Construction - commercial real estate	62,994	—	—	—	62,994
Land acquisition and development	28,400	—	—	—	28,400
Builder lines	30,787	—	—	—	30,787
Construction - consumer real estate	12,046	—	—	—	12,046
Residential mortgage	289,602	100	482	141	290,325
Equity lines	47,962	—	5	60	48,027
Other consumer	9,867	—	—	—	9,867
	$1,238,709	$6,893	$487	$465	$1,246,554

1At September 30, 2023, the Corporation did not have any loans classified as Doubtful or Loss.

(Dollars in thousands)	Very Good	Good	Fairly Good	Fair	Marginal	Total
Consumer finance - automobiles	$27,915	$96,455	$139,743	$105,562	$33,479	$403,154
Consumer finance - marine and recreational vehicles	48,136	19,286	599	—	—	68,021
	$76,051	$115,741	$140,342	$105,562	$33,479	$471,175

Loans by credit quality indicators as of December 31, 2022 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$264,891	$518	$702	$156	$266,267
Real estate – construction [2]	59,675	—	—	—	59,675
Commercial, financial and agricultural [3]	776,387	738	5,856	—	782,981
Equity lines	43,147	40	5	108	43,300
Consumer	8,747	191	—	—	8,938
	$1,152,847	$1,487	$6,563	$264	$1,161,161

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance[4]	$473,632	$925	$474,557
1	At December 31, 2022, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.
4	Includes the Corporation’s automobile lending and marine and recreational vehicle lending.

Table 14 summarizes the Corporation’s credit ratios on a consolidated basis and Table 15 summarizes nonperforming assets by principal business segment as of September 30, 2023 and December 31, 2022.  Balances and ratios presented as of September 30, 2023 are in accordance with ASC 326, whereas balances and ratios presented as of December 31, 2022 or a prior date are presented in accordance with the previously applicable GAAP.

TABLE 14: Consolidated Credit Ratios

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Total loans[1]	$1,717,729	$1,635,718
Nonaccrual loans	$1,376	$1,189
ACL	$40,248	$40,518
Nonaccrual loans to total loans	0.08%	0.07%
ACL to total loans	2.34%	2.48%
ACL to nonaccrual loans	2,925.00%	3,407.74%
1	Total loans does not include loans held for sale at the mortgage banking segment.

TABLE 15: Nonperforming Assets

Community Banking Segment

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Total loans	$1,246,554	$1,160,454
Nonaccrual loans	$465	$115
Impaired loans[1]	n/a	$823
ACL	$15,859	$14,513
Nonaccrual loans to total loans	0.04%	0.01%
ACL to total loans	1.27%	1.25%
ACL to nonaccrual loans	3,410.54%	12,620.00%
Annualized year-to-date net (recoveries) charge-offs to average total loans	(0.01)%	0.02%
1	The adoption of ASC 326 replaced previous impaired loans and TDR accounting guidance, and the evaluation of the ACL includes loans previously designated as impaired or TDRs together with other loans that share similar risk characteristics.

Mortgage Banking Segment

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Total loans[1]	$—	$707
Nonaccrual loans	$—	$149
ACL	$—	$36
Nonaccrual loans to total loans	—%	21.07%
ACL to total loans	—%	5.09%
ACL to nonaccrual loans	—%	24.16%
Annualized year-to-date net charge-offs to average total loans	—%	—%
1	All loans have been transferred to the community banking segment. Total loans does not include loans held for sale.

Consumer Finance Segment

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Total loans	$471,175	$474,557
Nonaccrual loans	$911	$925
Repossessed assets	$580	$352
ACL	$24,389	$25,969
Nonaccrual loans to total loans	0.19%	0.19%
ACL to total loans	5.18%	5.47%
ACL to nonaccrual loans	2,677.17%	2,807.46%
Annualized year-to-date net charge-offs to average total loans	1.75%	0.59%

The community banking segment’s nonaccrual loans were $465,000 at September 30, 2023 compared to $115,000 at December 31, 2022.  The community banking segment recorded $500,000 and $1.6 million in provision for credit losses for the third quarter and first nine months of 2023, respectively, compared to no provision for credit losses and a net reversal of provision for credit losses of $700,000, respectively, for the same periods in 2022. The increases in provision for credit losses are due primarily to growth in the loan portfolio, an increase in unfunded commitments, and the resolution of certain impaired loans in 2022, which resulted in the reversal of specific reserves with no losses being realized. At September 30, 2023, the allowance for credit losses increased to $15.9 million, compared to an allowance for loan losses of $14.5 million at December 31, 2022, due primarily to growth in the loan portfolio and the adoption of CECL, which resulted in an implementation adjustment on January 1, 2023 of $85,000. Management believes that the level of the allowance for credit losses is adequate to reflect the net amount expected to be collected.

Nonaccrual loans at the consumer finance segment were $911,000 at September 30, 2023, compared to $925,000 at December 31, 2022. Nonaccrual consumer finance loans remain low relative to the allowance for credit losses and the total consumer finance loan portfolio because the consumer finance segment generally initiates repossession of loan collateral once a loan becomes more than 60 days delinquent.  Repossessed vehicles of the consumer finance segment are classified as other assets and consist only of vehicles the Corporation has the legal right to sell.  Prior to the reclassification from loans to repossessed vehicles, the difference between the carrying amount of each loan and the fair value of each vehicle (i.e. the deficiency) is charged against the allowance for credit losses. At September 30, 2023, repossessed vehicles available for sale totaled $580,000, compared to $352,000 at December 31, 2022.

The consumer finance segment experienced net charge-offs at an annualized rate of 1.99 percent and 1.75 percent of average total loans for the third quarter and first nine months of 2023, respectively, compared to 0.71 percent and 0.19 percent for the third quarter and first nine months of 2022, respectively, due primarily to an increase in the number of delinquent loans, a decline in wholesale values of used automobiles from a peak during the COVID-19 pandemic and challenges in repossessing automobiles due to a decline in the number of repossession agencies, which results in a fully charged-off loan when an automobile cannot be repossessed. At September 30, 2023, total delinquent loans as a percentage of total loans was 3.30 percent, compared to 2.78 percent at December 31, 2022 and 2.31 percent at September 30, 2022.

Although delinquent loans are increasing compared to prior periods, delinquency rates during 2022 were lower due in part to the effects of government stimulus measures in response to the pandemic that benefitted borrowers. While net charge-offs and delinquencies for the consumer finance segment as a whole may normalize lower than historical, pre-pandemic levels due to shifts in the composition and credit quality of the portfolio, delinquencies on the consumer finance segment’s auto loans as of September 30, 2023 have returned to levels consistent with pre-pandemic levels. The allowance for credit losses was $24.4 million at September 30, 2023, compared to an allowance for loan losses of $26.0 million at December 31, 2022. The allowance for credit losses as a percentage of total loans decreased to 5.18 percent at September 30, 2023, compared to an allowance for loan losses as a percentage of total loans of 5.47 percent at December 31, 2022, primarily as a result of growth in loans with stronger credit quality while balances of loans with lower credit quality declined, partially offset by the adoption of CECL, which resulted in an implementation adjustment on January 1, 2023 of $406,000.

As discussed above, the consumer finance segment at times offers payment deferrals to borrowers as a portfolio management technique to achieve higher ultimate cash collections on select loan accounts. Average amounts of payment deferrals on a monthly basis, which are not included in delinquent loans, were 2.20 percent and 1.73 percent as a percentage of average automobile loans outstanding for the third quarter of 2023 and 2022, respectively, and were 1.83 percent and 1.56 percent as a percentage of average automobile loans outstanding for the first nine months of 2023 and 2022, respectively.

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

FINANCIAL CONDITION

At September 30, 2023, the Corporation had total assets of $2.4 billion, which was an increase of $89.4 million since December 31, 2022. The increase was attributable primarily to growth in loans held for investment, cash and cash equivalents and loans held for sale, funded by increases in deposits, brokered deposits, and short-term borrowings. The significant components of the Corporation’s Consolidated Balance Sheets are discussed below.

Loan Portfolio

Tables 16 and 17 present information pertaining to the composition of loans held for investment and the maturity/repricing of certain loans held for investment, respectively.

TABLE 16: Summary of Loans Held for Investment

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$645,467	37%	$592,301	36%
Commercial business	118,641	7	118,605	7
Construction - commercial real estate	62,994	4	49,136	3
Land acquisition and development	28,400	1	37,537	2
Builder lines	30,787	2	34,538	2
Construction - consumer real estate	12,046	1	10,539	1
Residential mortgage	290,325	17	266,267	16
Equity lines	48,027	3	43,300	3
Other consumer	9,867	1	8,938	1
Consumer finance - automobiles	403,154	23	411,112	25
Consumer finance - marine and recreational vehicles	68,021	4	63,445	4
Subtotal	1,717,729	100%	1,635,718	100%
Less allowance for credit losses	(40,248)		(40,518)
Loans, net	$1,677,481		$1,595,200

The increase in total loans from December 31, 2022 to September 30, 2023 was due primarily to growth in commercial real estate and residential mortgage lending at the community banking segment.

TABLE 17: Maturity/Repricing Schedule of Loans Held for Investment

	September 30, 2023
(Dollars in thousands)	Commercial	Consumer	Consumer Finance	Total
Variable Rate:
Within 1 year	$213,139	$49,222	$—	$262,361
1 to 5 years	78,404	1,480	—	79,884
5 to 15 years	19,495	55	—	19,550
After 15 years	—	—	—	—
Fixed Rate:
Within 1 year	$32,120	$18,365	$5,340	$55,825
1 to 5 years	240,320	39,688	215,739	495,747
5 to 15 years	287,105	209,989	250,096	747,190
After 15 years	15,706	41,466	—	57,172

	$886,289	$360,265	$471,175	$1,717,729

Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At September 30, 2023 and December 31, 2022, all securities in the Corporation’s investment portfolio were classified as available for sale.

Table 18 sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 18: Securities Available for Sale

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. Treasury securities	$51,394	11%	$58,833	11%
U.S. government agencies and corporations	94,050	21	130,274	26
Mortgage-backed securities	160,315	35	179,918	35
Obligations of states and political subdivisions	134,165	29	120,827	24
Corporate and other debt securities	20,729	4	22,739	4
Total available for sale securities at fair value	$460,653	100%	$512,591	100%

Securities available for sale decreased by $51.9 million to $460.7 million at September 30, 2023, compared to $512.6 million at December 31, 2022, due primarily to maturities, calls and paydowns of securities and an increase in net unrealized losses in the market value of securities available for sale, as a result of increases in market interest rates. Net unrealized losses in the market value of securities available for sale increased to $49.9 million at September 30, 2023 compared to net unrealized losses in the market value of securities available for sale of $44.5 million at December 31, 2022

For more information about the Corporation’s securities available for sale, including information about securities in an unrealized loss position at September 30, 2023 and December 31, 2022, see Part I, Item 1, “Financial Statements” under the heading “Note 2: Securities” in this Quarterly Report on Form 10-Q.

Table 19 presents additional information pertaining to the composition of the securities portfolio at amortized cost, by the earlier of contractual maturity or expected maturity.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

TABLE 19: Maturity of Securities

	September 30, 2023
		Weighted
	Amortized	Average
(Dollars in thousands)	Cost	Yield [1]
U.S. Treasury securities:
Maturing within 1 year	$41,836	2.22%
Maturing after 1 year, but within 5 years	10,949	1.56
Total U.S. Treasury securities	52,785	2.09
U.S. government agencies and corporations:
Maturing within 1 year	36,052	2.38
Maturing after 1 year, but within 5 years	31,079	1.21
Maturing after 5 years, but within 10 years	31,149	1.53
Maturing after 10 years	8,175	2.10
Total U.S. government agencies and corporations	106,455	1.77
Mortgage-backed securities:
Maturing within 1 year	30,465	1.90
Maturing after 1 year, but within 5 years	86,644	1.88
Maturing after 5 years, but within 10 years	51,220	1.92
Maturing after 10 years	15,223	2.33
Total mortgage-backed securities	183,552	1.93
States and municipals:[1]
Maturing within 1 year	12,580	1.85
Maturing after 1 year, but within 5 years	35,849	2.36
Maturing after 5 years, but within 10 years	33,700	2.43
Maturing after 10 years	60,464	4.13
Total states and municipals	142,593	3.08
Corporate and other debt securities:
Maturing within 1 year	1,775	2.48
Maturing after 1 year, but within 5 years	16,187	4.01
Maturing after 5 years, but within 10 years	7,250	3.94
Total corporate and other debt securities	25,212	3.88
Total securities:
Maturing within 1 year	122,708	2.35
Maturing after 1 year, but within 5 years	180,708	2.75
Maturing after 5 years, but within 10 years	123,319	2.15
Maturing after 10 years	83,862	3.46
Total securities	$510,597	2.81
1.	Yields on tax-exempt securities have been computed on a taxable-equivalent basis using the federal corporate income tax rate of 21 percent. The weighted average yield is calculated based on the relative amortized costs of the securities.

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first nine months of 2023, deposits increased $24.6 million to $2.03 billion at September 30, 2023. Noninterest bearing demand deposits decreased $31.1 million, savings and interest-bearing demand deposits decreased $160.3 million, and time deposits increased $216.0 million during the same period. The decrease in non-time deposits was due in part to a shift in balances toward time deposits as interest rates increased and to seasonal factors related to municipal deposits, which tend to increase with tax collections primarily in the fourth quarter of each year and decline with spending thereafter. The Corporation had $130.7 million in municipal deposits at September 30, 2023 compared to $178.9 million at December 31, 2022.

The Corporation had $18.5 million in brokered money market and time deposits outstanding at September 30, 2023 compared to $5,000 at December 31, 2022.  The Corporation may continue to use brokered deposits on a limited basis as a means of maintaining and diversifying liquidity and funding sources.

Borrowings

Borrowings increased to $147.0 million at September 30, 2023 from $92.1 million at December 31, 2022 due primarily to increased short-term borrowings from the FHLB to support lending activities and securities purchases.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available for sale, totaled $340.7 million at September 30, 2023, compared to $325.7 million at December 31, 2022. The Corporation’s funding sources, including capacity, amount outstanding and amount available at September 30, 2023 are presented in Table 20.  The Corporation’s capacity and amount available increased $193.1 million and $128.2 million, respectively, from December 31, 2022 as a result of pledging additional loans in order to increase funding capacity under secured funding arrangements with the FHLB and Federal Reserve Bank.

TABLE 20: Funding Sources

	September 30, 2023
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$95,000	$—	$95,000
Repurchase lines of credit	35,000	—	35,000
Borrowings from FHLB	241,918	67,000	174,918
Borrowings from Federal Reserve Bank	255,916	—	255,916
Total	$627,834	$67,000	$560,834

Certain unsecured federal funds agreements and repurchase lines of credit with borrowing capacity of $20.0 million and $35.0 million, respectively, are scheduled to terminate in the first quarter of 2024, however we have no reason to believe the remaining arrangements will not be renewed at maturity. Additional loans and securities are available that can be pledged as collateral for future borrowings from the FHLB and Federal Reserve Bank above the current lendable collateral value. Our ability to maintain sufficient liquidity may be affected by numerous factors, including economic conditions nationally and in our markets. Depending on our liquidity levels, our capital position, conditions in the capital markets, our business operations and initiatives, and other factors, we may from time to time consider the issuance of debt, equity or other securities or other possible capital market transactions, the proceeds of which could provide additional liquidity for our operations.

Uninsured deposits represent an estimate of amounts above the FDIC insurance coverage limit of $250,000. As of September 30, 2023, the Corporation’s uninsured deposits were approximately $555.8 million, or 27.4 percent of total deposits. Excluding intercompany cash holdings and municipal deposits which are secured with pledged securities, amounts uninsured were approximately $409.1 million, or 20.2 percent of total deposits as of September 30, 2023, compared to 19.2 percent of total deposits as of June 30, 2023. The Corporation’s liquid assets and borrowing availability as of September 30, 2023 totaled $901.5 million, exceeding uninsured deposits, excluding intercompany cash holdings and secured municipal deposits, by $492.4 million.

The Corporation’s internal policy limits brokered deposits to 20 percent of total deposits, representing approximately $387.2 million of additional net availability for additional brokered deposits as of September 30, 2023.

As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its operational requirements and contractual obligations.

Capital Resources

The disclosure below presents the Corporation’s and the Bank’s actual capital amounts and ratios under currently applicable regulatory capital standards.  Under the small bank holding company policy statement of the Federal Reserve Board, which applies to certain bank holding companies with consolidated total assets of less than $3 billion, the Corporation is not subject to regulatory capital requirements. The table below reflects the Corporation’s consolidated capital as determined under regulations that apply to bank holding companies that are not small bank holding companies and minimum capital requirements that would apply to the Corporation if it were not a small bank holding company.  Although the minimum regulatory capital requirements are not applicable to the Corporation, the Corporation calculates these ratios for its own planning and monitoring purposes. Total risk-weighted assets at September 30, 2023 for the Corporation were $1.94 billion and for the Bank were $1.91 billion. Total risk-weighted assets at December 31, 2022 for the Corporation were $1.82 billion and for the Bank were $1.80 billion. As of September 30, 2023, the Corporation and the Bank met all capital adequacy requirements to which it is subject.

TABLE 21: Regulatory Capital

	September 30, 2023
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$286,474	14.8%	$155,083	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	242,029	12.5	116,312	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	217,029	11.2	87,234	4.5		N/A	N/A
Tier 1 leverage ratio	242,029	10.0	97,017	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$268,097	14.0%	$153,096	8.0%		$191,370	10.0%
Tier 1 risk-based capital ratio	243,958	12.7	114,822	6.0		153,096	8.0
Common Equity Tier 1 capital ratio	243,958	12.7	86,116	4.5		124,390	6.5
Tier 1 leverage ratio	243,958	10.1	96,165	4.0		120,207	5.0

	December 31, 2022
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$280,606	15.4%	$145,958	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	233,581	12.8	109,468	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	208,581	11.4	82,101	4.5		N/A	N/A
Tier 1 leverage ratio	233,581	9.9	94,562	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$255,719	14.2%	$144,074	8.0%		$180,093	10.0%
Tier 1 risk-based capital ratio	232,985	12.9	108,056	6.0		144,074	8.0
Common Equity Tier 1 capital ratio	232,985	12.9	81,042	4.5		117,060	6.5
Tier 1 leverage ratio	232,985	9.9	93,856	4.0		117,320	5.0

The regulatory risk-based capital amounts presented above include:  (1) common equity tier 1 capital (CET1) which consists principally of common stock (including surplus) and retained earnings with adjustments for goodwill and intangible assets; (2) Tier 1 capital which consists principally of CET1 plus the Corporation’s “grandfathered” trust preferred securities; and (3) Tier 2 capital which consists principally of Tier 1 capital plus a limited amount of the allowance for credit losses and $20.0 million of outstanding subordinated notes of the Corporation. The Corporation repaid $4.0 million of subordinated notes during the second quarter of 2023. The Total Capital ratio, Tier  1 Capital ratio and CET1 ratio are calculated as a percentage of risk-weighted assets.  The Tier 1 Leverage ratio is calculated as a percentage of average tangible assets.  In addition, the Corporation has made the one-time irrevocable election to continue treating accumulated other comprehensive income (AOCI) under regulatory standards that were in place prior to the Basel III Final Rule in order to eliminate volatility of regulatory capital that can result from fluctuations in AOCI and the inclusion of AOCI in regulatory capital, as would otherwise be required under the Basel III Capital Rule.  As a result of this election, changes in AOCI, including unrealized losses on securities available for sale, do not affect regulatory capital amounts shown in the table above for the Corporation or the Bank. For additional information about the Basel III Final Rules, see “Item 1. Business” under the heading “Regulation and Supervision” and “Item 8. Financial Statements and Supplementary Data,” under the heading “Note 17: Regulatory Requirements and Restrictions” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022.

The Basel III rules established a “capital conservation buffer” of 2.5 percent above the regulatory minimum risk-based capital ratios, which is not included in the table above.  Including the capital conservation buffer, the minimum ratios are a common equity Tier I risk-based capital ratio of 7.0 percent, a Tier I risk-based capital ratio of 8.5 percent, and a total risk-based capital ratio of 10.5 percent.  The Corporation and the Bank exceeded these ratios at September 30, 2023 and December 31, 2022.

The Corporation’s capital resources are impacted by its share repurchase programs. Under the 2022 Repurchase Program which was authorized by the Corporation’s Board of Directors during the fourth quarter of 2022, the Corporation is authorized to purchase up to $10.0 million of the Corporation’s common stock.  Repurchases under the 2022 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions, and there is no assurance that the Corporation will purchase any shares under the 2022 Repurchase Program. The 2022 Repurchase Program is authorized through December 31, 2023, and, as of September 30, 2023, there was $3.7 million remaining available for repurchases of the Corporation’s common stock under the 2022 Repurchase Program.

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

TABLE 22: Non-GAAP Table

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands except for per share data)	2023	2022	2023	2022
Reconciliation of Certain Non-GAAP Financial Measures
Return on Average Tangible Common Equity
Average total equity, as reported	$204,840	$198,363	$203,606	$201,181
Average goodwill	(25,191)	(25,191)	(25,191)	(25,191)
Average other intangible assets	(1,507)	(1,781)	(1,572)	(1,857)
Average noncontrolling interest	(484)	(525)	(668)	(769)
Average tangible common equity	$177,658	$170,866	$176,175	$173,364

Net income	$5,777	$6,545	$18,658	$19,063
Amortization of intangibles	68	75	204	224
Net income (loss) attributable to noncontrolling interest	12	(65)	(122)	(212)
Net tangible income attributable to C&F Financial Corporation	$5,857	$6,555	$18,740	$19,075

Annualized return on average tangible common equity	13.19%	15.35%	14.18%	14.67%

Fully Taxable Equivalent Net Interest Income[1]
Interest income on loans	$28,369	$23,159	$81,845	$65,566
FTE adjustment	54	41	154	110
FTE interest income on loans	$28,423	$23,200	$81,999	$65,676

Interest income on securities	$2,938	$2,646	$9,048	$6,362
FTE adjustment	196	110	541	293
FTE interest income on securities	$3,134	$2,756	$9,589	$6,655

Total interest income	$31,686	$26,326	$91,729	$72,949
FTE adjustment	250	151	695	403
FTE interest income	$31,936	$26,477	$92,424	$73,352

Net interest income	$24,462	$24,380	$73,765	$67,487
FTE adjustment	250	151	695	403
FTE net interest income	$24,712	$24,531	$74,460	$67,890

_____________________

1	Assuming a tax rate of 21%.

(Dollars in thousands except for per share data)	September 30, 2023	December 31, 2022
Tangible Book Value Per Share
Equity attributable to C&F Financial Corporation	$199,762	$195,634
Goodwill	(25,191)	(25,191)
Other intangible assets	(1,475)	(1,679)
Tangible equity attributable to C&F Financial Corporation	$173,096	$168,764

Shares outstanding	3,379,619	3,476,614

Book value per share	$59.11	$56.27
Tangible book value per share	$51.22	$48.54

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Corporation’s expectations, plans, objectives or beliefs regarding future financial performance and other statements that are not historical facts, which may constitute “forward-looking statements” as defined by federal securities laws.  Forward-looking statements generally can be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “may,” “will,” “intend,” “should,” “could,” or similar expressions, are not statements of historical fact, and are based on management’s beliefs, assumptions and expectations regarding future events or performance as of the date of this report, taking into account all information currently available.  These statements may include, but are not limited to: statements regarding expected future operations and financial performance; expected trends in yields on loans; expected future recovery of investments in debt securities; expected renewal of unsecured federal funds agreements; expected impact of unrealized losses on earnings and regulatory capital of the Corporation or the Bank; future dividend payments; competition, our loan portfolio; our digital services; deposits; improving operational efficiencies; retention of qualified loan officers; higher quality automobile loan contracts, marine and RV lending; charge-offs and delinquencies; changes in net interest margin and items affecting net interest margin; strategic business initiatives and the anticipated effects thereof on mortgage loan originations; technology initiatives; our diversified business strategy; asset quality; credit quality; adequacy of allowances for credit losses and the level of future charge-offs; adequacy of the reserve for indemnification losses related to loans sold in the secondary market; capital levels; the effect of future market and industry trends; changes in interest rates and the effects of future interest rate levels and fluctuations; cybersecurity risks and inflation.  These forward-looking statements are subject to significant risks and uncertainties due to factors that could have a material adverse effect on the operations and future prospects of the Corporation including, but not limited to, changes in:

●	interest rates, such as volatility in short-term interest rates or yields on U.S. Treasury bonds, increases in interest rates following actions by the Federal Reserve and increases or volatility in mortgage interest rates
●general business conditions, as well as conditions within the financial markets
●general economic conditions, including unemployment levels, inflation rates, supply chain disruptions and slowdowns in economic growth, and also including the economic impacts of the COVID-19 pandemic
●market disruptions including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, war and other military conflicts (including the ongoing military conflicts between Russia and Ukraine and in the Middle East) or other major events, or the prospect of these events
●developments impacting the financial services industry, such as bank failures or concerns involving liquidity
●attracting, hiring, training, motivating and retaining qualified employees
●the legislative and regulatory climate, regulatory initiatives with respect to financial institutions, products and services, the Consumer Financial Protection Bureau (the CFPB) and the regulatory and enforcement activities of the CFPB
●monetary and fiscal policies of the U.S. Government, including policies of the FDIC, U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System (the Federal Reserve Board), and the effect of these policies on interest rates and business in our markets
●demand for financial services in the Corporation’s market areas
●the value of securities held in the Corporation’s investment portfolios
●the quality or composition of the loan portfolios and the value of the collateral securing those loans
●the inventory level, demand and fluctuations in the pricing of used automobiles, including sales prices of repossessed vehicles
●the level of automobile loan delinquencies or defaults and our ability to repossess automobiles securing delinquent automobile finance installment contracts
●the level of net charge-offs on loans and the adequacy of our allowance for credit losses
●the level of indemnification losses related to mortgage loans sold
●demand for loan products
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
●expansion of C&F Bank’s product offerings
●accounting principles, policies and guidelines, and elections made by the Corporation thereunder, including, for example, our adoption of the CECL methodology and the potential volatility in the Corporation’s operating results due the application of the CECL methodology

These risks and uncertainties, and the risks discussed in more detail in Item 1A. “Risk Factors,” of Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022, in Item 1A. “Risk Factors,” of Part II of the Corporation’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2023 and June 30, 2023 and in Item 1A. “Risk Factors,” of Part II of this Quarterly Report on Form 10-Q should be considered in evaluating the forward-looking statements contained herein.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will affect the amount of interest income and expense the Corporation receives or pays on a significant portion of its assets and liabilities and the market value of its interest-earning assets and interest-bearing liabilities, excluding those which have a very short term until maturity. The Corporation does not subject itself to foreign currency exchange rate risk or commodity price risk due to the current nature of its operations. The Corporation has established a comprehensive enterprise risk management program to monitor risks related to its operations, including market risk, and the Corporation’s Chief Risk Officer has primary responsibility for the enterprise risk management program.

The Corporation’s Asset/Liability Committee meets at least quarterly with the primary objective of maximizing current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent and appropriate. Thus the goal of interest rate risk management is to maintain a balance between risk and reward such that net interest income is maximized while risk is maintained at an acceptable level. The objective of the Corporation’s liquidity management is to meet the Corporation’s liquidity requirements by ensuring the continuous availability of funds to satisfy the credit needs of our customers and the demands of our depositors, creditors and investors. Stable core deposits and a strong capital position are the components of a solid foundation for the Corporation’s liquidity position. Management continuously monitors cash flows, including deposit flows, loan fundings and draws, securities payments and borrowing maturities, and the impact of changes in interest rates on these cash flows. Additionally, management tracks uninsured deposits, unpledged securities and unpledged loans among other liquidity metrics.

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

The simulation analysis results, based on a measurement date balance sheet as of September 30, 2023, for hypothetical changes in net interest income over the next twelve months are presented in the table below.

 One-Year Net Interest Income Simulation (dollars in thousands)

	Hypothetical Change in Net
	Interest Income
	Over the Next Twelve Months
	as of
	September 30, 2023		December 31, 2022
Assumed Market Interest Rate Shift	Dollars	Percentage	Dollars	Percentage
-300 BP shock	$(6,948)	(6.58)%	$(10,597)	(9.16)%
-200 BP shock	(4,267)	(4.04)	(6,143)	(5.31)
-100 BP shock	(1,940)	(1.84)	(2,864)	(2.48)
+100 BP shock	809	0.77	1,403	1.21
+200 BP shock	1,636	1.55	2,747	2.37
+300 BP shock	2,384	2.26	4,021	3.48

These results indicate that the Corporation would expect net interest income to decrease over the next twelve months assuming an immediate downward shift in market interest rates of 100 BP to 300 BP and to increase if rates shifted upward to the same degree. The simulation analysis results show the Corporation is less asset sensitive as of September 30, 2023 compared to the results as of December 31, 2022 due primarily to shifts in the mix of earnings assets and in the mix of deposit.

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

Static EVE Change (dollars in thousands)

	Hypothetical Change in EVE
	as of
	September 30, 2023		December 31, 2022
Assumed Market Interest Rate Shift	Dollars	Percentage	Dollars	Percentage
-300 BP shock	$(36,885)	(9.03)%	$(76,481)	(17.76)%
-200 BP shock	(16,068)	(3.93)	(42,156)	(9.79)
-100 BP shock	(3,689)	(0.90)	(17,553)	(4.08)
+100 BP shock	152	0.04	10,547	2.45
+200 BP shock	47	0.01	18,038	4.19
+300 BP shock	(1,932)	(0.47)	22,632	5.25

These results as of September 30, 2023 indicate that the EVE would decrease assuming an immediate downward shift in market interest rates of 100 BP to 300 BP, would increase if rates shifted upward 100 BP and 200 BP and would decrease if rates shift upward 300 BP. As of September 30, 2023, the Corporation’s EVE is less asset sensitive compared to its position as of December 31, 2022 due primarily to the composition of its Consolidated Balance Sheets and the characteristics and assumptions of certain deposit accounts.

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

ITEM 4.CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2023 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

There were no changes in the Corporation’s internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors authorized a program, effective December 1, 2022, to repurchase up to $10.0 million of the Corporation’s common stock through December 31, 2023 (the 2022 Repurchase Program).  Repurchases under the 2022 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act and shares repurchased will be returned to the status of authorized and unissued shares of common stock. There were 23,856 shares repurchased under the 2022 Repurchase Program during the third quarter of 2023.  As of September 30, 2023, the Corporation has made aggregate common stock repurchases of 114,827 shares for an aggregate cost of $6.3 million under the 2022 Repurchase Program.

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended September 30, 2023.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
	Shares Purchased[1]	per Share	Programs	Programs
July 1, 2023 - July 31, 2023	10,036	$54.58	10,000	$4,459,062
August 1, 2023 - August 31, 2023	7,711	$55.53	6,334	$4,104,308
September 1, 2023 - September 30, 2023	7,522	$54.33	7,522	$3,695,600
Total	25,269	$54.80	23,856
1	During the three months ended September 30, 2023, 1,413 shares were withheld upon the vesting of restricted shares granted to employees of the Corporation and its subsidiaries in order to satisfy tax withholding obligations.

ITEM 6.EXHIBITS

3.1	Amended and Restated Articles of Incorporation of C&F Financial Corporation, effective March 7, 1994 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed November 8, 2017)

3.1.1	Amendment to Articles of Incorporation of C&F Financial Corporation, effective January 8, 2009 (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted December 15, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 17, 2020)

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

101

The following financial statements from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL, filed herewith: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included within Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	November 7, 2023	By:	/s/ Thomas F. Cherry
Thomas F. Cherry
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2023		/s/ Jason E. Long
Jason E. Long
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)