Form 10-K
period 2023-12-31
C & F FINANCIAL CORP
filed 2024-02-27
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s second fiscal quarter, was $170,815,028.

There were 3,373,503 shares of common stock, $1.00 par value per share, outstanding as of February 26, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 16, 2024 are incorporated by reference in Part III of this report.

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Corporation’s expectations, plans, objectives or beliefs regarding future financial performance and other statements that are not historical facts, which may constitute “forward-looking statements” as defined by federal securities laws. Forward-looking statements generally can be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “may,” “might,” “will,” “intend,” “target,” “should,” “could,” or similar expressions, are not statements of historical fact, and are based on management’s beliefs, assumptions and expectations regarding future events or performance as of the date of this report, taking into account all information currently available.  These statements may include, but are not limited to: statements regarding expected future operations and financial performance; expected trends in yields on loans; expected future recovery of investments in debt securities; expected renewal of unsecured federal funds agreements; expected impact of unrealized losses on earnings and regulatory capital of the Corporation or the Bank; future dividend payments; competition; our loan portfolio; our digital services; deposit trends; improving operational efficiencies; retention of qualified loan officers; higher quality automobile loan contracts, marine and RV lending; charge-offs and delinquencies; changes in cost of funds and net interest margin and items affecting net interest margin; strategic business initiatives and the anticipated effects thereof on mortgage loan originations; technology initiatives; our diversified business strategy; asset quality; credit quality; adequacy of allowances for credit losses and the level of future charge-offs; interest rates and housing inventory and the resulting effects on mortgage loan origination volume; adequacy of the reserve for indemnification losses related to loans sold in the secondary market; capital levels; the effect of future market and industry trends; changes in interest rates and the effects of future interest rate levels and fluctuations; cybersecurity risks and inflation.  These forward-looking statements are subject to significant risks and uncertainties due to factors that could have a material adverse effect on the operations and future prospects of the Corporation including, but not limited to, changes in:

●interest rates, such as volatility in short-term interest rates or yields on U.S. Treasury bonds, increases in interest rates following actions by the Federal Reserve and increases or volatility in mortgage interest rates

●general business conditions, as well as conditions within the financial markets

●general economic conditions, including unemployment levels, inflation rates, supply chain disruptions and slowdowns in economic growth

●general market conditions, including disruptions due to pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, war and other military conflicts (including the ongoing military conflicts between Russia and Ukraine and in the Middle East) or other major events, or the prospect of these events

●financial services industry conditions, including bank failures or concerns involving liquidity

●labor market conditions, including attracting, hiring, training, motivating and retaining qualified employees

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

●the level of indemnification losses related to mortgage loans sold

●demand for loan products

●deposit flows

●the strength of the Corporation’s counterparties

●availability of lines of credit from the Federal Home Loan Bank of Atlanta (FHLB) and other counterparties

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

●services provided by, or the level of the Corporation’s reliance upon, third parties for key services

●the commercial and residential real estate markets, including changes in property values

●the demand for residential mortgages and conditions in the secondary residential mortgage loan markets

●the Corporation's technology initiatives and other strategic initiatives

●the Corporation’s branch expansions and consolidations plans

●cybersecurity threats, attacks or events

●C&F Bank’s product offerings

●	accounting principles, policies and guidelines and elections made by the Corporation thereunder, including for example, our adoption of the CECL methodology and the potential volatility in the Corporation’s operating results due to the application of the CECL methodology.

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

The Corporation operates three principal business segments: (1) community banking through C&F Bank, C&F Wealth Management Corporation (C&F Wealth Management), C&F Insurance Services, Inc. (C&F Insurance) and CVB Title Services, Inc. (CVB Title), (2) mortgage banking through C&F Mortgage Corporation (C&F Mortgage) and (3) consumer finance through C&F Finance Company (C&F Finance). For detailed information about the financial condition and results of operations of these segments, see “Note 20: Business Segments” in Item 8. “Financial Statements and Supplementary Data” in this report.

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

Community Banking

We provide community banking services through C&F Bank. C&F Bank provides community banking services at its main office in West Point, Virginia, and 30 Virginia branches located one each in the counties of Albemarle, Goochland, Hanover, King George, Middlesex, Powhatan, Stafford and York and the towns and cities of Charlottesville, Fredericksburg, Hampton, Montross, Newport News, Richmond, Warsaw and Williamsburg, two each in the counties of Cumberland, James City and New Kent, and four each in the counties of Chesterfield and Henrico. These branches provide a wide range of banking services to individuals and businesses. These services include various types of checking and savings deposit accounts, as well as business, real estate, development, mortgage, home equity and installment loans. The Bank also offers ATMs, internet and mobile banking, peer-to-peer payment capabilities and debit cards, as well as safe deposit box rentals, notary public, electronic transfer and other customary bank services to its customers. C&F Bank manages its commercial lending portfolio primarily through commercial lending offices located in Charlottesville, Fredericksburg, Richmond and Williamsburg, Virginia. C&F Wealth Management, which was organized in April 1995, is a full-service brokerage firm offering a comprehensive range of wealth management services and insurance products through third-party service providers primarily at C&F Bank branch locations.  C&F Insurance and CVB Title were organized for the primary purpose of owning equity interests in an independent insurance agency and a full service title and settlement agency, respectively.  Revenues from community banking operations consist primarily of interest earned on loans and investment securities, fees earned on deposit accounts and debit card interchange, net revenues from offering wealth management services and insurance products, and investment income from equity interests.  Community banking revenues and operations are not materially affected by seasonal factors; however, municipal deposits tend to increase with tax collections primarily in the fourth quarter of each year and decline with spending thereafter. At December 31, 2023, assets of the community banking segment totaled $2.3 billion. For the year ended December 31, 2023, net income for this segment totaled $22.9 million.

Mortgage Banking

We conduct mortgage banking activities through C&F Mortgage, which was organized in September 1995, and its 51%-owned subsidiary, C&F Select LLC, which was organized in January 2019. C&F Mortgage provides mortgage loan origination services through 11 locations in Virginia and one each in Maryland, North Carolina, and West Virginia. The Virginia offices are located one each in Charlottesville, Chesapeake, Fredericksburg, Glen Allen, Mechanicsville, Midlothian, Richmond, Virginia Beach, Waynesboro, Williamsburg, and Yorktown. The North Carolina office is located in Gastonia. The Maryland office is located in Clarksville. The West Virginia office is located in Keyser.  C&F Select LLC provides mortgage loan origination services through two locations in Richmond, Virginia. The mortgage banking segment offers a wide variety of residential mortgage loans, which are originated for sale to investors in the secondary mortgage market. The mortgage banking segment does not securitize loans. C&F Bank also purchases mortgage loans from the mortgage banking segment. The mortgage banking segment originates conventional mortgage loans, mortgage loans insured by the Federal Housing Administration (the FHA), and mortgage loans guaranteed by the United States Department of Agriculture (the USDA) and the Veterans Administration (the VA). A majority of the conventional loans are conforming loans that qualify for purchase by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The remainder of the conventional loans are non-conforming in that they do not meet Fannie Mae or Freddie Mac guidelines, but are eligible for sale to various other investors. The mortgage banking segment also has a division, Lender Solutions, that provides certain mortgage loan origination functions as a service to third party mortgage lenders, including other community banks, and a subsidiary, Certified Appraisals LLC, which provides ancillary mortgage loan production services to third parties for residential appraisals. Revenues from mortgage banking operations consist principally of gains on sales of loans to investors in the secondary mortgage market, loan origination fee income, interest earned on mortgage loans held for sale and mortgage lender services income through Lender Solutions. Revenues and income from mortgage banking, which are driven primarily by the origination and sale of mortgage loans, are subject to seasonal factors, including the volume of home sales in the residential real estate market, which typically rises during spring and summer months and declines during fall and winter months. However, seasonal trends may be disrupted by cyclical and other economic factors that affect the residential real estate market. At December 31, 2023, assets of the mortgage banking segment totaled $22.2 million. For the year ended December 31, 2023, net income for this segment totaled $465,000.

Consumer Finance

We conduct consumer finance activities through C&F Finance. C&F Finance is a regional finance company purchasing automobile, marine and recreational vehicle (RV) loans throughout Virginia and in portions of Alabama, Colorado, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Minnesota, Missouri, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas and West Virginia through its headquarters in Henrico, Virginia. C&F Finance is an indirect lender that primarily provides automobile financing through lending programs that are designed to serve customers in both the prime and “non-prime” markets, including those who may have limited access to traditional automobile financing due to having experienced prior credit difficulties. C&F Finance generally purchases automobile retail installment sales contracts from manufacturer-franchised dealerships with used-car operations and through selected independent dealerships. C&F Finance selects these dealers based on the types of vehicles sold. Specifically, C&F Finance prefers to finance later model, low mileage used vehicles because the value of new vehicles typically depreciates rapidly. Because C&F Finance serves customers with higher credit risk, C&F Finance typically charges interest at higher rates than those charged by traditional financing sources. In addition, because C&F Finance provides financing in a relatively higher-risk market compared to that of C&F Bank or other traditional financial institutions, it expects to experience a higher level of credit losses than financing sources that lend primarily to more credit-worthy borrowers. In addition to automobile financing, beginning in 2018, C&F Finance expanded its lending portfolio to include marine and RV loan contracts. These contracts are also purchased on an indirect basis through a referral program administered by a third party and are for prime loans made to individuals with higher credit scores and therefore typically priced at rates lower than C&F Finance’s automobile loans, and average less than $50,000. Revenues from consumer finance operations consist principally of interest earned on automobile, marine and RV loans. While the consumer finance segment’s loans outstanding and interest income are not materially affected by seasonal factors, delinquencies on automobile loans are generally highest in the period from November through January, related in part to seasonal trends affecting borrowers, including consumer spending. At December 31, 2023, assets of the consumer finance segment totaled $476.7 million. For the year ended December 31, 2023, net income for this segment totaled $2.9 million.

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

At December 31, 2023, we employed 594 total employees. We consider relations with our employees to be excellent. We strive for our workforce to reflect the diversity of the customers and communities we serve. Our selection and promotion processes are without bias and include the active recruitment of minorities and women. At December 31, 2023, women represented 69 percent of our employees, and racial and ethnic minorities represented 20 percent of our employees. We also aim for our employees to develop their careers in our businesses. At December 31, 2023, 26 percent of our employees have been employed by the Corporation or its subsidiaries for at least 15 years.

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

Factors such as interest rates offered, the number and location of branches, digital services and the types of products offered, as well as the reputation of the institution, affect competition for deposits and loans. We compete by emphasizing customer service, establishing long-term customer relationships, building customer loyalty and providing traditional and digital products and services to address the specific needs of our customers. Our relationships with customers depend on, among other things, our ability to attract and retain talented community bankers. We target individual customers, small-to-medium size business customers and commercial and residential real estate investors and developers in our markets.

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

The competitive factors faced by C&F Mortgage continue to evolve because of regulatory reforms and initiatives, including expansion in recent years of consumer protections and related regulation of mortgage lending. While C&F Mortgage has kept pace with changes in such regulations to date, potential future legislative and regulatory initiatives have the potential to affect the operations of C&F Mortgage. Given the far-reaching effect of these regulations on mortgage finance, compliance has required and may continue to require substantial changes to mortgage lending systems and processes and other implementation efforts.  These challenges may be compounded by sustained lower mortgage industry volume as a result of interest rates having risen substantially compared to periods prior to 2022, and decreased inventory of homes for sale.

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

Regulatory Environment

Banking and other financial services statutes, regulations and policies are continually under review by the U.S. Congress, state legislatures and federal and state regulatory agencies.  The scope of the laws and regulations, and the intensity of the supervision to which the Corporation and its subsidiaries are subject, have increased in recent years, initially in response to the 2008 financial crisis, and more recently in light of other factors, including continued turmoil and stress in the financial markets, technological factors, market changes, increased scrutiny of proposed bank mergers and acquisitions by federal and state bank regulators, and regulatory initiatives related to social policy goals, including the elimination of certain fees charged by financial insitutions.  Regulatory enforcement and fines have also increased across the banking and financial services sector.

The Corporation continues to experience ongoing regulatory reform and these regulatory changes could have a significant effect on how we conduct business.  The specific impacts of regulatory reforms, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), which was enacted in 2010, or the Economic Growth, Regulatory Relief and Consumer Protection Act (the EGRRCPA), which was enacted in 2018, cannot yet be fully predicted and will depend to a large extent on the specific regulations that are likely to be adopted in the future.

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

Basel III Capital Framework. The Federal Reserve Board and the FDIC have adopted rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and standards for calculating risk-

weighted assets and risk-based capital measurements (collectively, the Basel III Final Rules) that apply to banking institutions they supervise. For the purposes of these capital rules, (i) common equity tier 1 capital (CET1) consists principally of common stock (including surplus) and retained earnings; (ii) Tier 1 capital consists principally of CET1 plus non-cumulative preferred stock and related surplus, and certain grandfathered cumulative preferred stocks and trust preferred securities; and (iii) Tier 2 capital consists of other capital instruments, principally qualifying subordinated debt and preferred stock, and limited amounts of an institution’s allowance for credit losses. Each regulatory capital classification is subject to certain adjustments and limitations, as implemented by the Basel III Final Rules. The Basel III Final Rules also establish risk weightings that are applied to many classes of assets held by community banks, importantly including applying higher risk weightings to certain commercial real estate loans. The Basel III Final Rules also include a requirement that banks maintain additional capital known as the “capital conservation buffer.”

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

As of December 31, 2023, the Bank met all capital adequacy requirements under the Basel III Final Rules, including the capital conservation buffer.

In July 2023, the Federal Reserve Board and the FDIC issued proposed rules to implement the final components of the Basel III agreement, often known as the “Basel III endgame.”  These proposed rules contain provisions that apply to banks with $100 billion or more in total assets and that will significantly alter how those banks calculate risk-based assets.  These proposed rules do not apply to holding companies or banks with less than $100 billion in assets, such as the Corporation and the Bank, but the final impacts of these rules cannot yet be predicted.  The comment window for these proposed rules closed on January 16, 2024.

Community Bank Leverage Ratio. As required by the EGRRCPA, qualifying banks with less than $10 billion in consolidated assets to elect to be subject to a 9% leverage ratio applied using less complex leverage calculations (the Community Bank Leverage Ratio Framework or CBLRF). Banks that opt into the CBLRF and maintain a leverage ratio of greater than 9% are not subject to other risk-based and leverage capital requirements and are deemed to meet Basel III Final Rules’ well capitalized ratio requirements. As of December 31, 2023, the Bank has not elected to apply the CBLRF, but the Bank continues to assess the potential impact of opting in to CBLRF as part of its ongoing capital management and planning processes.

Small Bank Holding Company. Bank holding companies with less than $3 billion in assets may rely on the Federal Reserve Board’s Small Bank Holding Company Policy Statement. In addition to meeting the asset threshold, a bank holding company must not engage in significant nonbanking activities, not conduct significant off-balance sheet activities, and not have a material amount of debt or equity securities outstanding and registered with the SEC (subject to certain exceptions). The Federal Reserve Board may, in its discretion, exclude any bank holding company from the application of the Small Bank Holding Company Policy Statement if such action is warranted for supervisory purposes.

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

Deposit Insurance Assessments.  The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets minus average tangible equity (defined as Tier 1 capital). As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2 percent for the DIF and, in lieu of dividends, provides for a lower assessment rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. An institution's assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average CAMELS composite rating, and is subject to further adjustments including those related to levels of unsecured debt and brokered deposits.  At December 31, 2023, total base assessment rates for institutions that have been insured for at least five years range from 1.5 to 30 basis points applying to banks with less than $10 billion in assets.

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

In November 2023, the FDIC issued a final rule to implement a special DIF assessment following the FDIC’s use of the “systemic risk” exception to the least-cost resolution test in connection with the failures and resolutions of Silicon Valley Bank and Signature Bank.  Banks with less than $5 billion of uninsured deposits, such as the Bank, are exempt from this special assessment.

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

Community Reinvestment Act. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs are assessed based on specified factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. In 2023, the last time that the Bank’s CRA activities were evaluated by the FDIC, the Bank received a “Satisfactory” CRA rating.

On October 24, 2023, the federal banking regulatory agencies jointly issued a final rule to modernize CRA regulations consistent with the following key goals: (1) to encourage banks to expand access to credit, investment, and banking services in low- and moderate-income communities; (2) to adapt to changes in the banking industry, including internet and mobile banking and the growth of non-branch delivery systems; (3) to provide greater clarity and consistency in the application of the CRA regulations, including adoption of a new metrics-based approach to evaluating bank retail lending and community development financing; and (4) to tailor CRA evaluations and data collection to bank size and type, recognizing that differences in bank size and business models may impact CRA evaluations and qualifying activities. Most of the final CRA rule’s requirements will be applicable beginning January 1, 2026, with certain requirements, including the data reporting requirements, applicable as of January 1, 2027. The Bank is evaluating the expected impact of the modernized CRA regulations, but currently does not anticipate any material impact to its business, operations or financial condition due to the modified CRA regulations.

Federal Home Loan Bank of Atlanta. The Bank is a member of the Federal Home Loan Bank (FHLB) of Atlanta, which is one of 11 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB. At December 31, 2023, the Bank owned $2.9 million of FHLB stock.

Consumer Protection. The CFPB is the federal regulatory agency that is responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. The CFPB supervises and regulates providers of consumer financial products and services, and has rulemaking authority in connection with numerous federal consumer financial protection laws (for example, but not limited to, the Truth-in-Lending Act (TILA), the Real Estate Settlement Procedures Act (RESPA), the Electronic Funds Transfer Act (EFTA), the Equal Credit Opportunity Act (ECOA), the Home Ownership and Equity Protection Act (HOEPA), the Fair Credit and Reporting Act (FCRA), the Fair Debt Collection Practices Act (FDCPA) and the Home Mortgage Disclosure Act (HMDA)).

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

On March 30, 2023, the CFPB issued a final rule amending Regulation B to implement Section 1071 of the Dodd-Frank Act, which amended ECOA to require the collection of certain small business lending data. As a result of ongoing litigation, all deadlines for compliance with the amendments to Regulation B are currently stayed. If implemented as issued, the final rule would require the Bank to compile, maintain, and submit to the bureau certain small business lending data, including data on applications for credit by women-owned, minority-owned, and small businesses. The Bank is unable to determine the date that the Section 1071 final rule will become effective or the date that the Bank will be required to comply with its requirements. The Bank is evaluating the expected impact of the Section 1071 final rule, but currently does not anticipate any material impact to its business, operations or financial condition due to this final rule.

On January 17, 2024, the CFPB proposed amendments to Regulation E and Regulation Z that would impose the disclosure requirements of TILA on extensions of overdraft credit, with certain exemptions, for financial institutions with greater than $10 billion in assets.  While this proposed rule, if implemented, would not apply to banks with less than $10 billion in assets, including the Bank, the Bank cannot determine the ultimate impact such a regulatory change would have on the broader market for overdraft products and services, which may include a downward pressure on the interest and fees that a bank is able to charge for consumer transactions that overdraw deposit accounts. The impact of such changes on the Bank or its financial condition and results of operations cannot be determined at this time, but the Bank will continue to monitor developments related to this proposed rule and the CFPB’s broader policy agenda.

Mortgage Banking Regulation. In connection with making mortgage loans, the Bank is subject to rules and regulations that, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers, in some cases restrict certain loan features and fix maximum interest rates and fees, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level. The Bank’s mortgage origination activities are subject to ECOA, TILA, HMDA, RESPA and HOEPA, and the regulations promulgated under these acts, among other additional state and federal laws, regulations and rules.

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

C&F Finance is subject to many federal, state and local statutes, regulations and ordinances that impact all aspects of its operations, including but not limited to the procedures that C&F Finance must follow regarding repossession of vehicles securing automobile finance installment contracts for purchases of used and new automobiles.  C&F Finance is subject to state licensing requirements, which may require C&F Finance to file a notification or obtain a license to acquire automobile installment contracts in each state in which it acquires such contracts.  C&F Finance is also subject to extensive federal statutes and regulations, including but not limited to: TILA, which requires C&F Finance and the dealers it does business with to make certain disclosures to customers, including the terms of repayment, the total finance charge and the annual percentage rate charged on automobile finance installment contracts; ECOA, which prohibits creditors from discrimination against loan applicants on the basis of race, color, sex, age or marital status and, pursuant to Regulation B promulgated thereunder, requires creditors to make certain disclosures regarding consumer rights and advise consumers of the reasons for the rejection of their credit applications; the FCRA, which requires C&F Finance to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency and ensure the accuracy and integrity of consumer information reported to credit reporting agencies; the EFTA, which prohibits C&F Finance from requiring its customers to repay a loan or other credit by electronic funds transfer (EFT), except in limited situations, and requires C&F Finance to provide certain documentation and notifications to customers when an EFT is initiated; and federal bankruptcy and related state laws that may limit or affect C&F Finance’s ability to recover collateral or enforce a deficiency judgment. C&F Finance also generally adheres to the principles of the FDCPA, which prohibits certain debt collectors from contacting borrowers during certain times and at certain places, from using threatening practices and from making false implications when attempting to collect a debt.

The CFPB has the authority to issue and enforce regulations under many federal consumer protection laws, including (subject to certain statutory limitations) TILA, ECOA, FDCPA, FCRA and EFTA.  The CFPB is specifically authorized by the Dodd-Frank Act, among other things, to take action to prevent companies providing consumer financial products or services and their service providers from engaging in unfair, deceptive or abusive acts or practices in connection with consumer financial products and services, and to issue rules requiring enhanced disclosures for consumer financial products or services. Failure by C&F Finance to comply with any of these laws or regulations could have a material adverse effect on the Corporation.  As of December 31, 2023, the Corporation and C&F Finance were not subject to supervision by the CFPB.

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

Other Regulations

Prompt Corrective Action. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2023, the Bank was considered “well capitalized.”

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

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including Nasdaq, the exchange on which the Corporation’s common stock is listed, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. In February 2023, Nasdaq posted its initial rule filing with the SEC to implement this directive and the Nasdaq's listing standards pursuant to the SEC's rule became effective on October 2, 2023. The Corporation updated its previous compensation recovery policy to comply with the new Nasdaq listing standards and the policy is included as Exhibit 97 to this Annual Report on Form 10-K.

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

Corporate Transparency Act. On January 1, 2021, as part of the 2021 National Defense Authorization Act, Congress enacted the Corporate Transparency Act (CTA), which required by January 1, 2022, that the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (FinCEN) issue regulations implementing reporting requirements for “reporting companies” (as defined in the CTA) to disclose beneficial ownership interests of certain U.S. and foreign entities. The CTA imposes additional reporting requirements on entities not previously subject to such beneficial ownership disclosure regulations and also contains exemptions for several different types of entities, including among others: (i) certain banks, bank holding companies, and credit unions; (ii) money transmitting businesses registered with FinCEN; and (iii) certain insurance companies. Reporting companies subject to the CTA will be required to provide specific information with respect to beneficial owner(s) (as defined in the CTA) as well as satisfy initial filing obligations (for newly-formed reporting companies) and submit subsequent reports when updates are required. Non-compliance with FinCEN regulations promulgated under the CTA may result in civil fines as well as criminal penalties.

In December 2021, FinCEN proposed the first of the three sets of rules that it will issue. Thereafter, on September 29, 2022, FinCEN issued the final rule (the Reporting Rule) to implement the beneficial ownership reporting requirements of the CTA, which was effective January 1, 2024. The Corporation and its subsidiaries are exempt from reporting requirements under the Reporting Rule. On December 21, 2023, FinCEN issued a final rule (the Access Rule) implementing the access and safeguard provisions of the CTA, which prescribes the circumstances under which beneficial ownership information reported to FinCEN may be disclosed to authorized recipients and how it must be protected. Under the Access Rule, the Bank and its subsidiaries may access beneficial ownership information for reporting companies whose consent they have obtained for such disclosures. Subsequent rulemaking is expected to revise the existing customer due diligence requirements that apply to the Bank and its subsidiaries and many other financial institutions, to ensure consistency between these requirements and the beneficial ownership reporting rules.

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

On November 18, 2021, the federal bank regulatory agencies issued a final rule to improve the sharing of information about cybersecurity incidents that may affect the U.S. banking system. The rule requires a banking organization to notify its primary federal regulator of any significant computer-security incident as soon as possible and no later than 36 hours after the banking organization determines that a cybersecurity incident has occurred. Notification is required for incidents that have materially affected—or are reasonably likely to materially affect—the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. In addition, the rule requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours. The rule became effective on May 1, 2022.

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

ITEM 1A.RISK FACTORS

Investments in the Company’s common stock involve risk. In addition to the other information set forth in this Annual Report on Form 10-K, including the information addressed under “Cautionary Statement Regarding Forward-Looking Statements,” investors in the Company’s common stock should carefully consider the risk factors discussed below. The following discussion highlights the risks that we believe are material to the Company, but the following discussion does not necessarily include all risks that we may face, and an investor in the Company’s common stock should not interpret the disclosure of a risk in the following discussion to state or imply that the risk has not already materialized. These factors could materially and adversely affect the Company’s business, financial condition, liquidity, results of operations, and capital position, and could cause the Company’s actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, in which case the trading price of the Company’s common stock could decline.

Risk Factors Related to our Lending Activities and Economic Conditions

Our business is subject to various lending and other economic risks that could adversely affect our results of operations and financial condition.

Deterioration in economic conditions could adversely affect our business. Our business is directly affected by general economic and market conditions; broad trends in industry and finance; legislative and regulatory changes; changes in governmental monetary and fiscal policies; and inflation, all of which are beyond our control. Prolonged periods of inflation may impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention, and negatively impacting the demand for our products and services. Additionally, inflation may lead to a decrease in consumer and client’s purchasing power and increase default rates on our loans.  A deterioration in economic conditions, in particular a prolonged economic slowdown within our geographic region or a broader disruption in the economy, possibly as a result of a pandemic or other widespread public health emergency, acts of terrorism or outbreak of domestic or international hostilities (including the ongoing military conflicts between Russia and Ukraine and in the Middle East), could result in the following consequences, any of which could hurt our business materially: an increase in loan delinquencies; an increase in problem assets and foreclosures; a decline in demand for our products and services; a deterioration in the value of collateral for loans made by our various business segments; and changes in the fair value of financial instruments held by the Corporation or its subsidiaries.

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

We provide full-service banking and other financial services throughout eastern and central Virginia, mortgage banking in Virginia, Maryland, North Carolina, and West Virginia, and consumer finance activities throughout 21 states. Our lending and deposit activities are directly affected by, and our financial success depends on, economic conditions within these markets, as well as conditions in the industries on which those markets are economically dependent. A deterioration in local economic conditions or in the condition of an industry on which a local market depends, such as the U.S. military and related defense contractors and industries, could adversely affect such factors as unemployment rates, business formations and expansions and housing market conditions. Adverse developments in any of these factors could result in among other things, a decline in loan demand, a reduction in the number of credit-worthy borrowers seeking loans, an increase in delinquencies, defaults and foreclosures, an increase in classified and nonaccrual loans, a decrease in the value of loan collateral, and a decline in the financial condition of borrowers and guarantors, any of which could adversely affect our financial condition or business.

The level of the Corporation’s allowance for credit losses is particularly sensitive to changes in the actual and forecasted national unemployment rate and changes in current conditions or reasonably expected future conditions affecting the collectability of loans. The allowance for credit losses is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. In evaluating the level of the allowance for credit losses, we consider a range of possible assumptions and outcomes, however, current economic conditions and forecasts can change and future events are inherently difficult to predict. The anticipated amount of estimated credit losses on loans, and therefore the appropriateness of the allowance for credit losses and related provision for credit losses charged against earnings, could change significantly and adversely affect our financial condition and results of operations.

The Corporation also invests in the debt securities of corporate issuers, primarily financial institutions, that the Corporation views as having a strong financial position and earnings potential.  However, a deterioration in economic or other conditions in the localities in which these institutions do business in could adversely affect their financial condition and results of operations, and therefore adversely affect the value of our investment.  Additionally, the majority of the debt securities in which we have invested are in an unrealized loss position as of December 31, 2023, due primarily to increases in interest rates after we purchased those debt securities. If the Corporation is forced to sell debt securities in an unrealized loss position for liquidity or other needs or determines that there is credit loss with respect to any of the corporation’s debt securities, the corporation may be forced to recognize those losses or an impairment charge in net income.

Weakness in the secondary residential mortgage loan markets or demand for mortgage loans may adversely affect income from C&F Mortgage.

Our mortgage banking segment has historically provided a significant portion of our noninterest income by generating gains on sales of mortgage loans that we originate.  Interest rates, housing inventory, housing demand, inflation, cash buyers, new mortgage lending regulations and other market conditions, such as the number of third-party investors and their demand to purchase mortgage loans, have a direct effect on loan originations across the industry.  In particular, in the current higher interest rate environment, our originations of mortgage loans decreased, resulting in fewer loans available to be sold to investors, which has resulted in a decrease in noninterest income that may continue into future periods, and which may occur during other periods of rising interest rates. In addition, our results of operations are affected by the amount of noninterest expenses (including for personnel and systems infrastructure) associated with mortgage banking activities.  During periods of reduced loan demand, our results of operations may be adversely affected if we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

If our allowance for credit losses becomes inadequate, our results of operations may be adversely affected.

Making loans is an essential element of our business. The risk of nonpayment is affected by a number of factors, including but not limited to: the duration of the credit; credit risks of a particular customer; inflation; changes in economic and industry conditions; and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans may not be repaid. We attempt to maintain an appropriate allowance for credit losses to provide for losses in our loan portfolio. Because any estimate of credit losses is necessarily subjective and the accuracy of any estimate depends on the outcome of future events that are not within our control, we face the risk that charge-offs in future periods will exceed our allowance for credit losses and that additional provision for credit losses will be required, which would have an adverse effect on the Corporation’s net income. Although we believe our allowance for credit losses is adequate to absorb losses that are inherent in our loan portfolio, we cannot predict the timing or severity of such losses nor give any assurance that our allowance will be adequate in the future.

Our banking regulators, as an integral part of their examination process, periodically review the allowance for credit losses and may require us to increase our allowance by recognizing additional provision for credit losses charged to expense, or to decrease the allowance by recognizing loan charge-offs. Any such required additional provisions for credit losses or charge-offs could have a material adverse effect on our financial condition and results of operations.

On January 1, 2023, we adopted Accounting Standards Codification (ASC) Topic 326, “Financial Instruments—Credit Losses” (ASC 326), which replaces existing accounting principles for the recognition of loan losses based on losses that have been incurred with a requirement to record an allowance for credit losses that represents expected credit losses over the lifetime of all loans in the Corporation’s portfolio. Under ASC 326, the Corporation’s estimate of expected credit losses is based on reasonable and supportable forecasts of future economic conditions and loan performance. While the adoption of ASC 326 does not affect ultimate loan performance or cash flows of the Corporation from making loans, recognizing an allowance based on expected credit losses may create volatility in the level of our allowance for credit losses and our results of operations, including based on volatility in economic forecasts and our expectations of loan performance in future periods, as actual results may differ materially from our estimates. If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition, and results of operations.

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

Our level of credit risk is higher due to the concentration of our loan portfolio in commercial real estate loans and in consumer finance automobile loans.

At December 31, 2023, 38.4 percent of our loan portfolio consisted of commercial real estate loans, which includes loans secured by apartment complexes, retail properties, and office and warehouse properties. These loans generally carry larger loan balances and involve a greater degree of financial and credit risk than home equity and residential loans. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and to borrowers in similar lines of business, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. In addition to other risks associated with the ownership of real estate, the repayment of these loans may be dependent upon the profitability and cash flows of the business or project. As a result, events beyond our control, such as a downturn in the local economy, could adversely affect the performance of the commercial real estate loan portfolio.

At December 31, 2023, 23.0 percent of our loan portfolio consisted of consumer finance automobile loans, primarily for customers who have limited access to traditional automobile financing due to increased credit risk. During periods of high inflation, economic slowdown or recession, delinquencies, defaults, repossessions and losses may increase in this portfolio. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which we may sell repossessed vehicles or delay the timing of these sales. The number of delinquent loans, fluctuations in wholesale values of used automobiles and the availability of repossession agencies may impact the amount of net charge-offs experienced within the consumer finance automobile portfolio. Because our borrowers have increased credit risk, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be dramatically affected by a general economic downturn. In addition, our servicing costs may increase without a corresponding increase in our finance charge income. While we manage the higher risk inherent in loans made to these borrowers through our underwriting criteria for installment sales contracts we purchase and collection methods, we cannot guarantee that these criteria or methods will ultimately provide adequate protection against these risks.

Risk Factors Related to our Industry and Financial Markets

Our business, financial condition, and results of operations could be adversely affected by developments impacting the financial services industry, such as bank failures or concerns involving liquidity.

Events in the financial services industry, including bank closures, cause general uncertainty and concern regarding the adequacy of liquidity of the financial services industry generally. While we rely on different sources of funding to meet potential liquidity needs, our business strategies are largely based on access to funding from customer deposits and supplemental funding provided by wholesale or other secondary liquidity sources. Deposit levels may be affected by various industry factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, conditions in the financial services industry specifically and general economic conditions that impact the amount of liquidity in the economy and savings levels, and also by factors that impact customers’ perception of our financial condition and capital and liquidity levels. Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry, or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar events, have in the past and may in the future lead to erosion of customer confidence in the banking system, deposit volatility, liquidity issues, stock price volatility, and other adverse developments. The bank closures in the first half of 2023 led to such disruption and volatility in the financial services industry generally, including deposit outflows and increasing liquidity needs at many regional banks, which led banking regulators to take extraordinary actions to insure otherwise uninsured deposit accounts at the closed banks and to permit such banks’ depositors to promptly access all funds on deposit. The response to bank closures by the U.S. Government, including the U.S. Department of the Treasury, the FDIC, and the Federal Reserve, cannot be predicted and the policies and regulations implemented in response to past bank closures cannot be expected to be extended or repeated in response to a future bank closure. The Corporation cannot predict to what extent any such steps taken by the banking regulators will be effective in calming the financial markets and financial services industry generally, preventing further bank closures, or reducing the risk of deposit outflows, and particularly sudden deposit outflows, from banks. As a result of this uncertainty, we face the potential for deposit outflows, increased borrowing and funding costs, and increased competition for liquidity, any of which could have a material adverse impact on our financial performance or financial condition.

We are subject to interest rate risk and fluctuations in interest rates may negatively affect our financial performance.

Our profitability depends in substantial part on our net interest margin, which is the difference between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits and borrowings divided by total interest-earning assets. Changes in interest rates will affect our net interest margin in diverse ways, including the pricing of loans and deposits, the levels of prepayments and asset quality. We are unable to predict actual fluctuations of market interest rates because many factors influencing interest rates, including changes in economic conditions, are beyond our control. We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes. To combat rising inflation, beginning in March 2022, the Federal Reserve has raised its benchmark federal funds interest rate at the fastest pace in over 40 years, increasing 425 basis points during 2022 and an additional 100 basis points in 2023. If market rates continue to rise, or remain elevated for an extended period of time, we may experience more competitive pressures to increase the rates we pay on deposits, which may result in a decrease in our net interest income, a change in the mix of noninterest and interest-bearing accounts, reduced demand for loans or increases in the rate of default on existing loans. Conversely, if market interest rates decline, or if the Federal Reserve lowers the target federal funds rate, such lower rates could limit our interest rate spread and may adversely affect our business forecasts. If market interest rates were to fall, yields on loans and investments may fall. In addition, the Corporation could experience further net interest margin compression if it is unable to maintain its current level of loans outstanding by continuing to originate new loans or if it experiences a decrease in deposit balances, which would require the Corporation to seek funding from other sources at relatively higher rates of interest. It is possible that significant or unexpected changes in interest rates may take place in the future, and we cannot always accurately predict the nature or magnitude of such changes or how such changes may affect our business or results of operations.

The Corporation’s investment portfolio consists of fixed income debt securities, classified as available for sale, whose market values fluctuate with changes in interest rates.  Available for sale debt securities are carried at estimated fair value with the corresponding unrealized gains and losses recognized in other comprehensive income.  Gains or losses are only recognized in net income upon the sale of the security.  Additionally, under ASC 326 a loss is recognized for expected credit losses on available for sale debt securities or when the Corporation does not expect to recover its investment in a debt security, to the extent that the carrying amount of the security exceeds its market value.  As a result of increases in market interest rates during 2022 and 2023, the market value of the Corporation’s investment portfolio declined significantly.  While the Corporation does not intend to sell any of its securities, the portfolio serves as a source of liquidity and consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors.  If the Corporation is forced to sell any of its securities while in an unrealized loss position, the loss would be recognized in net income.  Additionally, while the regulatory capital of the Corporation or the Bank is not expected to be impacted by unrealized losses on securities, tangible common equity, a non-GAAP financial measure, is reduced for unrealized losses on securities, and regulatory capital would be reduced for any losses recognized in net income.

We rely substantially on deposits obtained from customers in our target markets to provide liquidity and support growth.

Our business strategies are based on access to funding from local customer deposits. Deposit levels may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions that affect savings levels and the amount of liquidity in the economy, including government stimulus efforts in response to economic crises. If our deposit levels fall, we could lose a relatively low cost source of funding and our interest expense would likely increase as we obtain alternative funding to replace lost deposits. If local customer deposits are not sufficient to fund our normal operations and growth, or if we lose a significant portion of our local customer deposits or a significant deposit relationship, we will look to outside sources, such as borrowings from the FHLB, which is a secured funding source, and our liquidity and/or profitability could be adversely impacted. Our ability to access borrowings from the FHLB will be dependent upon whether and the extent to which we can provide collateral to secure FHLB borrowings. We may also look to federal funds purchased and brokered deposits, although the use of brokered deposits may be limited or discouraged by our banking regulators. We may also seek to raise funds through the issuance of shares of our common stock, or other equity or equity-related securities, or debt securities including subordinated notes as additional sources of liquidity. If we are unable to access funding sufficient to support our business operations and growth strategies or are unable to access such funding on attractive terms, we may not be able to implement our business strategies which may negatively affect our financial performance.

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

We are subject to security and operational risks, including cybersecurity risks and cybersecurity attacks, relating to our use of technology that could damage our reputation and our business.

In the ordinary course of business, the Corporation collects and stores sensitive data, including proprietary business information and personally identifiable information of our customers and employees, in systems and on networks, including those hosted by third-party vendors. The secure processing, maintenance and use of this information is critical to operations and the Corporation’s business strategy. The Corporation has invested in information security technologies and continually reviews processes and practices that are designed to protect its networks, computers and data from damage or unauthorized access, including periodically those employed by third-party vendors that host the Corporation’s data and applications. Despite these security measures, the Corporation’s computer systems and infrastructure may be vulnerable to attacks by hackers or may be breached due to employee error, malfeasance or other disruptions. Security breaches, including cybersecurity incidents, identity theft and hacking events, have been experienced by several of the world’s largest financial institutions that utilize sophisticated security tools to prevent such breaches, incidents and events.  Any security breach that we experience could result in legal claims, regulatory penalties, disruption in operation, remediation expenses, costs associated with customer notification and credit monitoring services, increased insurance premiums, loss of customers and business partners and damage to the Corporation’s reputation. We rely on customary security systems and procedures to provide the security and authentication necessary to effect secure collection, transmission and storage of sensitive data. These systems and procedures include but are not limited to (i) regular penetration testing of our network, (ii) regular employee training programs on sound security practices and awareness of security threats, (iii) deployment of tools to monitor our network including intrusion prevention and detection systems, electronic mail spam filters, anti-virus, anti-malware, anti-ransomware, resource logging and patch management, (iv) multifactor authentication for customers using treasury management tools and employees who access our network from outside of our premises, and (v) enforcement of security policies and procedures for the additions and maintenance of user access and rights to resources. However, because the techniques used to obtain unauthorized access, or to disable or degrade systems change frequently and are often not recognized until launched against a target, even with all reasonable security efforts, the Corporation may be unable to anticipate these techniques or to implement adequate protective measures.

Certain key applications, including our core data processing beginning in 2024, are outsourced to third party providers. If our third party providers encounter difficulties or if we have difficulty in communicating with such third parties, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations and reputation.  Additionally, in recent years banking regulators have focused on the responsibilities of financial institutions to supervise vendors and other third-party service providers.  We may have to dedicate significant resources to manage risks and regulatory burdens presented by our relationship with vendors and third-party service providers, including our data processing and cybersecurity service providers.

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

The CFPB significantly influences consumer financial laws, regulation and policy through rulemaking related to enforcement of the Dodd-Frank Act’s prohibitions against unfair, deceptive and abusive consumer finance products or practices, which are directly affecting the business operations of financial institutions offering consumer financial products or services, including the Corporation.  This agency’s broad rulemaking authority includes identifying practices or acts that are unfair, deceptive or abusive in connection with any consumer financial transaction, financial product or service.  In particular, the CFPB’s interpretation of the Dodd-Frank Act’s prohibitions against unfair, deceptive and abusive consumer finance products or practices and the application of those prohibitions to so-called “junk fees” may ultimately affect products or services currently offered by the Corporation and its subsidiaries and may affect the amount of revenue that may be derived from these products and services in the future, especially revenue from overdraft products offered by the Bank. Although the CFPB has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the CFPB may also apply to the Corporation or its subsidiaries by virtue of the adoption of such policies and practices by the Federal Reserve and the FDIC.  Further, the CFPB may include its own examiners in regulatory examinations by the Corporation’s primary regulators. The limitations and restrictions imposed by the CFPB may produce significant, material effects on our business, financial condition and results of operations.

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

Risks Related to Owning the Corporation’s Common Stock

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

General Risk Factors

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

ITEM 1C.CYBERSECURITY

The Corporation considers cybersecurity a subset of information security, and as such, cybersecurity risks and controls are assessed in our information security risk assessment and managed in our Information Security Program (ISP). The ISP is developed and maintained utilizing the Federal Financial Institutions Examination Council (FFIEC) Information Technology Examination Handbook and represents the standards, policies, procedures, and guidelines defining the Corporation’s security requirements and related activities, which includes risk management and risk assessment practices. Management has designated the Information Security Officer (ISO), along with the Systems and Information Technology (IT) Steering Committee, with implementing and monitoring the ISP. The Corporation’s IT department consists of the Chief Information Officer (CIO), who has over 40 years of experience in the IT field, including 14 with the Corporation, and other key personnel who have years of experience and various certifications related to assessing and managing cybersecurity risk. Additionally, the Corporation has established a comprehensive enterprise risk management program to monitor risks related to its operations, including cybersecurity risk, and the Corporation’s Chief Risk Officer has primary responsibility for the enterprise risk management program. Management also engages the services of third parties to assist the ISO with their tasks. The Corporation believes that risk management is a component of overall governance and that IT risk management is a component of overall risk management.

The Corporation recognizes that our overall security culture contributes to the effectiveness of our ISP. The Corporation maintains an enterprise risk management program that identifies, prioritizes and provides a formal structure for the internal and external risks that impact the organization. The Board of Directors sets the tone and direction for the Corporation’s use of IT and has identified the Audit Committee as having primary responsibility for oversight of the Corporation’s risk exposures and risk assessments and policies, including risks related to cybersecurity. The Board of Directors and Audit Committee approve and periodically review and re-approve the ISP and other IT related policies. While the Board of Directors may delegate the design, implementation, and monitoring of certain IT activities to the CIO or designee, the full Board of Directors remains responsible for overseeing IT strategies and policies, including cybersecurity. To help carry out their responsibilities, Directors, management, and all employees are periodically trained to understand IT activities and risks, including cybersecurity risks. Management, via the Systems and IT Steering Committee and ISO, or combination, provides a status report to the Board of Directors at least annually, with more frequently communications as necessary. The report describes the overall status of the ISP and material matters related to the program, including security breaches, cybersecurity assessments, cybersecurity awareness training for employees and the Board of Directors and results of incident response testing.

The Corporation utilizes third-party threat analysis tools such as penetration testing and vulnerability scanning to assist in understanding and supporting the measurement of information security related risks. Additionally, the Corporation uses a third-party tool to help management identify current cybersecurity risks and control maturity levels, and to evaluate overall cybersecurity preparedness.  The Corporation has also implemented a gap analysis and action plan designed to identify potential actions that would improve our overall cybersecurity posture, and periodically reevaluates both cybersecurity risks and controls to assure they are commensurate with our size and complexity and are keeping pace with the overall cybersecurity threat environment.

Management also obtains, analyzes, and responds to information from various sources on cybersecurity threats and vulnerabilities that may affect the Corporation, while incorporating available information on cybersecurity events into our ISP. Additionally, management develops, maintains, and updates a repository of cybersecurity threat and vulnerability information that may be used in conducting risk assessments, and ultimately provide updates to the Board of Directors on cybersecurity risk trends. The Corporation has not experienced any cybersecurity incidents in the past that have individually or in the aggregate had a materially adverse effect on our business, financial condition or results of operations.

Additionally, the Corporation conducts due diligence in the selection and on-going monitoring of third-party service providers. Management is responsible for ensuring that such third parties use suitable information security controls when providing services to us. As part of the oversight of third-party service providers, management will determine whether cybersecurity risks are identified, measured, mitigated, monitored, and reported by such third parties.

ITEM 2.PROPERTIES

The following describes the location and general character of the principal offices and other materially important physical properties of the Corporation.

The main office of C&F Bank is located in West Point, VA. The operations center of C&F Bank, which includes the offices of the community banking segment’s loan, deposit and administrative functions, is located in Toano, Virginia.  Additionally, the community banking segment operates 30 branch offices. The community banking segment also operates four regional commercial lending offices in Virginia, three of which are situated at bank branch locations.  Of the 32 locations used as bank branches or commercial lending offices, 26 are owned by the community banking segment and six are leased from nonaffiliates.

The mortgage banking segment’s main administrative office and a loan production office are located in Midlothian, Virginia, in a building owned by C&F Bank that also houses a branch of C&F Bank.  In addition, the mortgage banking segment has 16 loan production offices, of which four in Virginia are located in C&F Bank branches and 12 are leased from nonaffiliates, including nine in Virginia, one in Maryland, one in North Carolina, and one in West Virginia.

The consumer finance segment’s headquarters and its loan and administrative functions and staff are located in Henrico, Virginia, in offices that are owned by C&F Finance.

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

Thomas F. Cherry (55) President and Chief Executive Officer

Chief Executive Officer of the Corporation and C&F Bank since 2019; President of the Corporation and C&F Bank since 2014; Director of the Corporation and C&F Bank since 2015; Secretary of the Corporation and C&F Bank from 2002 to 2018; Chief Financial Officer of the Corporation and C&F Bank from 2004 to 2016

Larry G. Dillon (71) Executive Chairman

Chairman of the Board of Directors of the Corporation and C&F Bank since 1989; Chief Executive Officer of the Corporation and C&F Bank from 1989 to 2018; President of the Corporation and C&F Bank from 1989 to 2014

Jason E. Long (44) Executive Vice President, Chief Financial Officer and Secretary

Executive Vice President and Chief Financial Officer of the Corporation and C&F Bank since 2020; Senior Vice President and Chief Financial Officer of the Corporation and C&F Bank from 2016 to 2020; Secretary of the Corporation and C&F Bank since 2019

Bryan E. McKernon (67) President and Chief Executive Officer, C&F Mortgage	President and Chief Executive Officer of C&F Mortgage since 1995; Director of C&F Bank since 1998

S. Dustin Crone (55) President and Chief Executive Officer, C&F Finance	Chief Executive Officer of C&F Finance since 2020; President of C&F Finance since 2010

John A. Seaman, III (66) Executive Vice President and Chief Credit Officer, C&F Bank	Executive Vice President and Chief Credit Officer of C&F Bank since 2011

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is listed for trading on the NASDAQ Global Select Market of the NASDAQ Stock Market under the symbol “CFFI.” As of February 26, 2024 there were approximately 3,000 shareholders of our common stock. As of that date, the closing price of our common stock on the NASDAQ Global Select Stock Market was $54.00.

Payment of dividends is at the discretion of the Corporation’s Board of Directors and is subject to various federal and state regulatory limitations. For further information regarding payment of dividends refer to Item 1. “Business,” under the heading “Regulation and Supervision–Limits on Dividends.”  In making its decision on the payment of dividends on the Corporation’s common stock, the Corporation’s Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors authorized a program, effective December 1, 2022, to repurchase up to $10.0 million of the Corporation’s common stock through December 31, 2023 (the 2022 Repurchase Program). The 2022 Repurchase Program expired on December 31, 2023. As of December 31, 2023, the Corporation made aggregate common stock repurchases of 135,327 shares for an aggregate amount repurchased of $7.5 million under the 2022 Repurchase Program.

The Corporation’s Board of Directors authorized a program, effective January 1, 2024, to repurchase up to $10.0 million of the Corporation’s common stock through December 31, 2024 (the 2024 Repurchase Program). Repurchases under the 2024 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under repurchase programs, if any, will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions, and there is no assurance that the Corporation will purchase any shares under repurchase programs.

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended December 31, 2023.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
	Shares Purchased[1]	per Share	Programs	Programs
October 1, 2023 - October 31, 2023	10,500	$55.19	10,500	$3,116,078
November 1, 2023 - November 30, 2023	9,000	$56.24	9,000	$2,609,899
December 1, 2023 - December 31, 2023	5,274	$58.78	1,000	$—
Total	24,774	$56.34	20,500
1	During the three months ended December 31, 2023, 4,274 shares were withheld upon the vesting of restricted shares granted to employees of the Corporation and its subsidiaries in order to satisfy tax withholding obligations.

The following graph compares the yearly cumulative total shareholder return on the common stock of the Corporation with the yearly cumulative total shareholder return on stock included in (1) the NASDAQ Composite Index and (2) a group of peer commercial financial institutions identified by the Corporation for 2023 (the 2023 Peer Group) and for 2022 (the 2022 Peer Group).  The 2023 Peer Group consists of entities that meet the following criteria: (i) publicly-traded commercial financial institution headquartered in Virginia, Maryland, North Carolina, West Virginia, South Carolina, Tennessee, Pennsylvania, New Jersey, Ohio, Indiana, Georgia, Florida, and Alabama (excluding certain large metropolitan areas that are not similar to the economic markets served by the Corporation) and (ii) total assets as of December 31, 2022 of between $1.2 billion and $5.0 billion. The 2023 Peer Group consisted of 53 publicly-traded commercial financial institutions with a median asset size of $2.2 billion based on total assets as of December 31, 2022. Performance of the 2023 Peer Group is presented on a weighted basis according to each peer financial institution’s market capitalization as of December 31, 2018.

The following financial institutions were included in the 2023 Peer Group:

ACNB Corporation	Fidelity D & D Bancorp, Inc.	Ohio Valley Banc Corp.
American National Bankshares Inc.	First Community Bankshares, Inc.	Old Point Financial Corporation
AmeriServ Financial, Inc.	First Community Corporation	Orrstown Financial Services, Inc.
Blue Ridge Bankshares, Inc.	First Financial Corporation	Penns Woods Bancorp, Inc.
Burke & Herbert Financial Services Corp.	First National Corporation	Peoples Bancorp of North Carolina, Inc.
Capital City Bank Group, Inc.	First Savings Financial Group, Inc.	Peoples Financial Services Corp.
CapStar Financial Holdings, Inc.	First United Corporation	Primis Financial Corp.
Carter Bankshares, Inc.	FNCB Bancorp, Inc.	Princeton Bancorp, Inc.
CB Financial Services, Inc.	Franklin Financial Services Corporation	Richmond Mutual Bancorporation, Inc.
CF Bankshares Inc.	FVCBankcorp, Inc.	River Financial Corporation
Citizens & Northern Corporation	HomeTrust Bancshares, Inc.	SB Financial Group, Inc.
Citizens Financial Services, Inc.	John Marshall Bancorp, Inc.	Security Federal Corporation
Civista Bancshares, Inc.	LCNB Corp.	SmartFinancial, Inc.
Codorus Valley Bancorp, Inc.	MainStreet Bancshares, Inc.	Southern First Bancshares, Inc.
Colony Bankcorp, Inc.	Mid Penn Bancorp, Inc.	Southern States Bancshares, Inc.
Eagle Financial Services, Inc.	Middlefield Banc Corp.	Summit Financial Group, Inc.
F & M Bank Corp.	National Bankshares, Inc.	Virginia National Bankshares Corporation
Farmers & Merchants Bancorp, Inc.	Norwood Financial Corp.

Previously, the Corporation reported a different group of peer companies. In 2023, the Corporation changed the composition of the peer group used to evaluate financial performance of the Corporation primarily by expanding the geography included in the peer group. The expansion of the geography of the peer group was based on a determination that the primary factors affecting competition, financial performance, and access to capital for the Corporation and its peers are generally not unique to the state(s) or local area in which they operate, and the quality of comparisons of the Corporation’s financial performance are improved by including a broader set of companies in the peer group. The 2022 Peer Group consisted of entities that met the following criteria: (i) publicly-traded commercial financial institution headquartered in Virginia, Kentucky, Maryland, North Carolina, South Carolina, Tennessee and West Virginia and (ii) total assets as of December 31, 2021 of between $1.0 billion and $4.5 billion. The 2022 Peer Group consisted of 23 publicly-traded commercial financial institutions with a median asset size of $2.2 billion based on total assets as of December 31, 2021. Performance of the 2022 Peer Group is presented on a weighted basis according to each peer financial institution’s market capitalization as of December 31, 2018.

The following financial institutions were included in the 2022 Peer Group:

American National Bankshares Inc.	Limestone Bancorp, Inc.
Blue Ridge Bankshares, Inc.	MainStreet Bancshares, Inc.
CapStar Financial Holdings, Inc.	National Bankshares, Inc.
Carter Bankshares, Inc.	Old Point Financial Corporation
Eagle Financial Services, Inc.	Peoples Bancorp of North Carolina, Inc.
F & M Bank Corp.	Primis Financial Corp.
First Community Bankshares, Inc.	Shore Bancshares, Inc.
First Community Corporation	Southern First Bancshares, Inc.
First National Corporation	Summit Financial Group, Inc.
First United Corporation	The Community Financial Corporation
FVCBankcorp, Inc.	Virginia National Bankshares Corporation
HomeTrust Bancshares, Inc.

The graph below assumes $100 invested on December 31, 2018 in the Corporation, the NASDAQ Composite Index and the Peer Group, and shows the total return on such an investment as of December 31, 2023, assuming reinvestment of dividends.  There can be no assurance that the Corporation’s stock performance in the future will continue with the same or similar trends depicted in the graph below.

Total Return Performance
300
250
200
150
100
50
0
Index Value
C&F Financial Corporation
NASDAQ Composite Index
2023 Peer Group
2022 Peer Group
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

	Period Ending
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
C&F Financial Corporation	100.00	107.02	75.04	106.74	125.40	151.34
NASDAQ Composite Index	100.00	136.69	198.10	242.03	163.28	236.17
2023 Peer Group	100.00	117.55	91.59	122.05	123.28	122.19
2022 Peer Group	100.00	123.12	91.42	130.95	124.01	124.34

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

OVERVIEW

Our primary financial goals are to maximize the Corporation’s earnings and to deploy capital in profitable growth initiatives that will enhance long-term shareholder value. We track three primary financial performance measures in order to assess the level of success in achieving these goals: (1) return on average assets (ROA), (2) return on average equity (ROE), and (3) growth in earnings.  In addition to these financial performance measures, we track the performance of the Corporation’s three business segments: community banking, mortgage banking, and consumer finance.  We balance these financial measures with acceptable levels of interest rate risk, while satisfying liquidity and capital requirements and monitoring asset quality.  We also actively manage our capital through growth, dividends and share repurchases, while considering the need to maintain a strong capital position. The following table presents selected financial performance highlights for the periods indicated:

TABLE 1: Financial Performance Highlights

(Dollars in thousands, except for per share data)	Year Ended December 31,
	2023	2022	2021
Net Income (Loss):
Community Banking	$22,928	$24,374	$14,085
Mortgage Banking	465	1,210	7,683
Consumer Finance	2,879	6,831	9,960
Other	(2,526)	(3,046)	(2,605)
Consolidated net income	$23,746	$29,369	$29,123

Adjusted net income[1]	$23,746	$26,990	$30,011

Earnings per share - basic and diluted	$6.92	$8.29	$7.95
Adjusted earnings per share - basic and diluted[1]	$6.92	$7.61	$8.20

Return on average equity	11.68%	14.84%	14.77%
Adjusted return on average equity[1]	11.68%	13.64%	15.22%
Return on average assets	0.99%	1.27%	1.34%
Adjusted return on average assets[1]	0.99%	1.16%	1.38%
Return on average tangible common equity (ROTCE)[1]	13.58%	17.31%	17.15%
Adjusted ROTCE[1]	13.58%	15.92%	17.68%
1	Refer to “Use of Certain Non-GAAP Financial Measures,” below, for information about these non-GAAP financial measures, including a reconciliation to the most directly comparable financial measures calculated in accordance with U.S. Generally Accepted Accounting Principles (GAAP).

The Corporation uses adjusted net income, which is a non-GAAP measure of financial performance, to provide meaningful information about operating performance by excluding the effects of certain items that management does not expect to have an ongoing impact on consolidated net income. Adjusted net income for 2022 and 2021 excludes the effects of asset disposal activity related to branch consolidation, a change in accounting policy election related to the fair value of certain equity investments and charges related to pension settlement accounting, as applicable. No such effects impacted the Corporation’s financial results for the year ended December 31, 2023. For further information regarding non-GAAP measures, including the impact of the above items on each year, refer to “Use of Certain Non-GAAP Financial Measures” and the accompanying disclosure below within this Item 7.

Consolidated net income and earnings per share were $23.7 million and $6.92, respectively, for the year ended December 31, 2023, compared to $29.4 million and $8.29, respectively, for the year ended December 31, 2022.  Adjusted net income and adjusted earnings per share were $23.7 million and $6.92, respectively, for the year ended December 31, 2023, compared to $27.0 million and $7.61, respectively, for the year ended December 31, 2022.  The decrease in consolidated net income for 2023 compared to 2022 was due primarily to lower net income at all three business segments. The decrease in earnings per share for 2023 compared to 2022 was due primarily to lower net income, partially offset by fewer shares outstanding, primarily as a result of share repurchases.

A discussion of the performance of our business segments is included under the heading “Business Segments” in the “Results of Operations” section of this discussion and analysis.

Key factors affecting comparisons for the years ended December 31, 2023 and 2022 are as follows.

●	Community banking segment loans grew $113.2 million, or 9.8 percent;
●	Consumer finance segment loans decreased $6.0 million, or 1.3 percent;
●	Deposits increased $62.3 million, or 3.1 percent;
●	The community banking segment recorded provision for credit losses of $1.6 million, compared to net reversals of provision for credit losses of $600,000;
●	The consumer finance segment recorded provision for credit losses of $6.7 million, compared to $3.7 million;
●	Consolidated net interest margin was 4.31 percent, compared to 4.27 percent;
●	The consumer finance segment experienced net charge-offs at a rate of 1.99 percent, compared to 0.59 percent;
●	Mortgage banking segment loan originations decreased $198.5 million, or 28.5 percent; and
●	On January 1, 2023, the Corporation adopted the Current Expected Credit Loss (CECL) methodology for estimating credit losses, which resulted in a decrease to opening retained earnings of $1.1 million, net of related income taxes.

Discussion of consolidated net income and earnings per share for the year ended December 31, 2021 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Overview” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 28, 2023, and is incorporated herein by reference.

Capital Management and Dividends

Total equity was $217.5 million at December 31, 2023, compared to $196.2 million at December 31, 2022.   Under regulatory capital standards, the Corporation’s tier 1 risk-based capital and total risk-based capital ratios at December 31, 2023 were 12.6 percent and 14.8 percent, respectively, compared to 12.8 percent and 15.4 percent, respectively, at December 31, 2022.

Total consolidated equity increased $21.3 million at December 31, 2023 compared to December 31, 2022, due primarily to net income and lower unrealized losses in the market value of securities available for sale, which are recognized as a component of other comprehensive loss, partially offset by share repurchases, dividends paid on the Corporation’s common stock, and the Corporation’s adoption of the Current Expected Credit Loss (CECL) methodology for estimating credit losses, which resulted in a decrease to opening retained earnings of $1.1 million, net of related income taxes.  The Corporation’s securities available for sale are fixed income debt securities, and their unrealized loss position is a result of increased market interest rates since they were purchased. The Corporation expects to recover its investments in debt securities through scheduled payments of principal and interest, and unrealized losses are not expected to affect the earnings or regulatory capital of the Corporation or the Bank. The accumulated other comprehensive loss related to the

Corporation’s securities available for sale decreased to $25.0 million, net of related income taxes, at December 31, 2023, compared to $35.2 million, net of related income taxes, at December 31, 2022, due primarily to a decrease in debt security market interest rates.

The Corporation’s Board of Directors continued its historical practice of paying dividends in 2023. For the year ended December 31, 2023, the Corporation declared dividends of $1.76 per share. Annual dividends per share increased 6.8 percent over dividends of $1.64 per share declared in 2022.  The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital levels and requirements and expected future earnings. In making its decision on the payment of dividends on the Corporation’s common stock, the Corporation’s Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.

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

In November 2022, the Board of Directors of the Corporation authorized a program, effective December 1, 2022, to repurchase up to $10.0 million of the Corporation’s common stock through December 31, 2023 (the 2022 Repurchase Program). During the years ended December 31, 2023 and 2022, the Corporation repurchased 127,364 shares, or $7.1 million, of its common stock and 7,963 shares, or $454,000, of its common stock under the 2022 Repurchase Program, respectively.

In December 2023, the Board of Directors authorized a program, effective January 1, 2024, to repurchase up to $10.0 million of the Corporation’s common stock through December 31, 2024 (the 2024 Repurchase Program). Repurchases under the 2024 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and shares repurchased will be returned to the status of authorized and unissued shares of common stock.

At December 31, 2023, the book value per share of the Corporation’s common stock was $64.28, and tangible book value per share, a non-GAAP measure, was $56.40, compared to $56.27 and $48.54, respectively, at December 31, 2022.  Refer to “Use of Certain Non-GAAP Financial Measures,” below, for information about non-GAAP financial measures, including a reconciliation to the most directly comparable financial measures calculated in accordance with GAAP.

2024 Outlook

Management is cautious in its outlook for 2024. While we continue to see the benefits of our diversified business strategy and the initiatives underway at each of our business segments, we will continue to face challenges and uncertainty surrounding the economic environment in 2024, including changes in interest rates, economic uncertainty and inflation, cybersecurity risks and increased industry regulations. The following additional factors could influence our financial performance in 2024:

●	Community Banking: Growing our loan portfolio has been our primary strategic goal over the past several years and will continue to be our primary focus at C&F Bank during 2024. We are optimistic for quality lending opportunities with both current and new customers in the markets we serve. However, the uncertainty surrounding the economic environment will require us to be more diligent with our underwriting approach and we expect the rate of increase in the cost of funds to exceed the increase in asset yields, decreasing net interest margin. We will also focus on efficiency in 2024 and look for additional opportunities to reduce expenses and improve efficiencies, where feasible.

●	Mortgage Banking: C&F Mortgage generates noninterest income from the origination and sale of residential loan products into the secondary market. The mortgage industry continues to adapt to the new economic environment after experiencing record years in 2020 and 2021. Production and profitability declined throughout 2022 and 2023 for mortgage companies nationwide and 2024 will continue to be challenging for C&F Mortgage. Our priorities include growing revenue from seasoned loan officers, recruiting new loan officers, and reducing infrastructure costs by leveraging technology and managing staffing levels. Our income from mortgage lender services offered through C&F Mortgage’s Lender Solutions division continued to generate incremental income as it gained new institutional customers during 2023 and anticipates adding more clients in 2024.

●	Consumer Finance: C&F Finance provides indirect financing for automobile, marine and recreational vehicles. We believe there are growth and efficiency opportunities for C&F Finance in 2024. Enhancements made to our new servicing system in 2023 has improved efficiencies and customer service experience. Further, we implemented changes from our scorecard technology at the end of 2023 which have already had a positive impact on the speed of service for our dealer customers, resulting in more business. We expect these changes will continue to pay dividends throughout 2024. Economic conditions will continue to be closely monitored in 2024, while the impact of changes in interest rates and declining values for used cars could have a negative impact on charge-offs in 2024. The economic forecast for the auto sector is positive for 2024; however, this may lead to increased competition in the market.

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

Goodwill: The Corporation’s goodwill was recognized in connection with past business combinations and is reported at the community banking segment and the consumer finance segment. The Corporation reviews the carrying value of goodwill at least annually or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Corporation may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Corporation elects to bypass the qualitative assessment or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying value to determine whether an impairment exists. In the last evaluation of goodwill at the community banking segment and the consumer finance segment, which was the annual evaluation in the fourth quarter of 2023, the Corporation concluded that no impairment existed based on an assessment of qualitative factors.

For further information concerning accounting policies, refer to Item 8. “Financial Statements and Supplementary Data” under the heading “Note 1: Summary of Significant Accounting Policies.”

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for each of the years ended December 31, 2023, 2022 and 2021. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented. Average balances of securities available for sale are included at amortized cost. Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect.

Accretion and amortization of fair value purchase adjustments related to business combinations are included in the computation of yields on loans and investments and on the costs of deposits and borrowings. The accretion contributed approximately 8 basis points and 6 basis points to the yields on community banking segment loans and total loans, respectively, and 4 basis points to both the yield on interest earning assets and net interest margin for the year ended December 31, 2023, compared to approximately 15 basis points and 10 basis points to the yields on community banking segment loans and total loans, respectively, and 7 basis points to both the yield on interest earning assets and net interest margin for the year ended December 31, 2022, and approximately 26 basis points and 18 basis points to the yields on community banking segment loans and total loans, respectively, and 13 basis points to both the yield on interest earning assets and net interest margin for the year ended December 31, 2021.

TABLE 2: Average Balances, Income and Expense, Yields and Rates

	2023			2022			2021
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$428,895	$9,110	2.12%	$415,669	$7,620	1.83%	$258,138	$3,678	1.42%
Tax-exempt	108,006	3,600	3.33	77,052	2,054	2.67	80,518	2,123	2.64
Total securities	536,901	12,710	2.37	492,721	9,674	1.96	338,656	5,801	1.71
Loans:
Community banking segment	1,214,143	62,188	5.12	1,076,948	46,510	4.32	1,037,285	46,567	4.49
Mortgage banking segment	25,598	1,695	6.62	46,185	2,036	4.41	133,453	3,845	2.88
Consumer finance segment	473,885	47,263	9.97	431,470	42,441	9.84	334,565	37,803	11.30
Total loans	1,713,626	111,146	6.49	1,554,603	90,987	5.85	1,505,303	88,215	5.86
Interest-bearing deposits in other banks	35,351	1,245	3.52	153,398	1,278	0.83	173,050	254	0.15
Total earning assets	2,285,878	125,101	5.47	2,200,722	101,939	4.63	2,017,009	94,270	4.67
Allowance for credit losses	(41,047)			(40,878)			(39,582)
Total non-earning assets	148,666			159,839			189,992
Total assets	$2,393,497			$2,319,683			$2,167,419

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$354,643	2,134	0.60	$350,996	1,063	0.30	$303,368	492	0.16
Money market deposit accounts	317,601	3,017	0.95	390,235	1,043	0.27	318,537	802	0.25
Savings accounts	209,033	124	0.06	231,317	122	0.05	208,506	115	0.06
Certificates of deposit	541,252	15,112	2.79	392,579	2,996	0.76	448,922	4,028	0.90
Total interest-bearing deposits	1,422,529	20,387	1.43	1,365,127	5,224	0.38	1,279,333	5,437	0.42
Borrowings:
Repurchase agreements	32,393	399	1.23	35,544	180	0.51	27,359	128	0.47
Other borrowings	116,908	5,644	4.83	55,701	2,486	4.46	55,793	2,794	5.01
Total borrowings	149,301	6,043	4.05	91,245	2,666	2.92	83,152	2,922	3.51
Total interest-bearing liabilities	1,571,830	26,430	1.68	1,456,372	7,890	0.54	1,362,485	8,359	0.61
Noninterest-bearing demand deposits	575,452			624,581			556,801
Other liabilities	42,954			40,854			50,929
Total liabilities	2,190,236			2,121,807			1,970,215
Equity	203,261			197,876			197,204
Total liabilities and equity	$2,393,497			$2,319,683			$2,167,419
Net interest income		$98,671			$94,049			$85,911
Interest rate spread			3.79%			4.09%			4.06%
Interest expense to average earning assets			1.16%			0.36%			0.41%
Net interest margin			4.31%			4.27%			4.26%

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

TABLE 3: Rate-Volume Recap

	2023 from 2022			2022 from 2021
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest income:
Loans:
Community banking segment	$9,288	$6,390	$15,678	$(1,800)	$1,743	$(57)
Mortgage banking segment	781	(1,122)	(341)	1,442	(3,251)	(1,809)
Consumer finance segment	571	4,251	4,822	(5,325)	9,963	4,638
Securities:
Taxable	1,241	249	1,490	1,266	2,676	3,942
Tax-exempt	589	957	1,546	24	(93)	(69)
Interest-bearing deposits in other banks	1,557	(1,590)	(33)	1,056	(32)	1,024
Total interest income	14,027	9,135	23,162	(3,337)	11,006	7,669
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	1,060	11	1,071	484	87	571
Money market deposit accounts	2,203	(229)	1,974	63	178	241
Savings accounts	16	(14)	2	(13)	20	7
Certificates of deposit	10,611	1,505	12,116	(571)	(461)	(1,032)
Total interest-bearing deposits	13,890	1,273	15,163	(37)	(176)	(213)
Borrowings:
Repurchase agreements	236	(17)	219	12	40	52
Other borrowings	222	2,936	3,158	(303)	(5)	(308)
Total interest expense	14,348	4,192	18,540	(328)	(141)	(469)
Change in net interest income	$(321)	$4,943	$4,622	$(3,009)	$11,147	$8,138

Net interest income, on a taxable-equivalent basis, for 2023 increased to $98.7 million, compared to $94.0 million for 2022, due primarily to higher average balances of earning assets and an increase in net interest margin. Average earning assets grew $85.2 million, or 3.9 percent, to $2.29 billion for 2023 compared to $2.20 billion for 2022, and net interest margin increased 4 basis points to 4.31 percent in 2023, compared to 4.27 percent in 2022. Net interest margin increased due primarily to the effect of rising interest rates on yields of earning assets, partially offset by rising costs associated with deposits and a shift to higher cost deposits and borrowings. The Federal Reserve Bank increased the target federal funds interest rate from an upper limit of 0.25 percent at December 31, 2021 to 4.50 percent by the end of 2022 and to 5.50 percent by December 31, 2023. The yield on interest-earning assets and cost of interest-bearing liabilities increased by 84 basis points and 114 basis points, respectively, for 2023, compared to 2022.

Average loans, which includes both loans held for investment and loans held for sale, increased $159.0 million to $1.71 billion for 2023, compared to $1.55 billion for 2022. Average loans held for investment at the community banking segment increased $137.2 million, or 12.7 percent, to $1.21 billion for 2023, compared to $1.08 billion for 2022, due primarily to growth in the commercial real estate and residential mortgage segments of the loan portfolio. Average loans held for investment at the consumer finance segment increased $42.4 million, or 9.8 percent, to $473.9 million for 2023, compared to $431.5 million for 2022, due primarily to higher average balances of automobile loans. Average loans at the mortgage banking segment, which consist primarily of loans held for sale, decreased $20.6 million, or 44.6 percent, to $25.6 million for 2023, compared to $46.2 million for 2022, due primarily to lower mortgage loan production volume in 2023, compared to 2022, as a result of conditions in the housing markets and rising market interest rates on mortgage loans.

The community banking segment average loan yield increased 80 basis points to 5.12 percent for 2023, compared to 4.32 percent for 2022, due primarily to the effects of rising interest rates. The consumer finance segment average loan yield increased 13 basis points to 9.97 percent for 2023, compared to 9.84 percent for 2022, due primarily to the effects of rising interest rates, which were partially offset by the effects of purchasing higher credit quality loan contracts which have lower yields. The mortgage banking segment average loan yield increased 221 basis points to 6.62 percent for 2023, compared to 4.41 percent for 2022, due primarily to the effects of rising interest rates.

Average securities available for sale increased $44.2 million to $536.9 million for 2023, compared to $492.7 million for 2022, due primarily purchases of obligations of states and political subdivisions and government agencies. The average yield on the securities portfolio on a taxable-equivalent basis increased 41 basis points to 2.37 percent for 2023, compared to 1.96 percent for 2022, due primarily to rising interest rates and the maturity of lower-yielding securities during the year, which allowed for purchases of securities at higher yields.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the Federal Reserve Bank, decreased $118.0 million to $35.4 million for 2023, compared to $153.4 million for 2022, due primarily to utilizing cash to fund growth in loans and securities purchases. The average yield on interest-bearing deposits in other banks increased 269 basis points to 3.52 percent for 2023, compared to 0.83 percent for 2022.

Average money market, savings and interest-bearing demand deposits decreased $91.2 million to $881.3 million for 2023, compared to $972.5 million for 2022, and average time deposits increased $148.7 million to $541.3 million for 2023, compared to $392.6 million for 2022. Average noninterest-bearing demand deposits decreased $49.1 million to $575.5 million for 2023, compared to $624.6 million for 2022. The decreases in non-time deposits and increase in time deposits are due primarily to customers seeking higher yielding opportunities as a result of rising interest rates paid on time deposits. The average cost of interest-bearing deposits increased 105 basis points to 1.43 percent for 2023, compared to 0.38 percent for 2022, due primarily to higher rates on deposits and a shift in composition towards time deposits amid rising interest rates and increased competition for deposits.

Average borrowings increased $58.0 million to $149.3 million for 2023, compared to $91.3 million for 2022, due primarily to increases in short-term Federal Home Loan Bank of Atlanta (FHLB) borrowings to support lending activities and securities purchases. The average cost of borrowings increased 113 basis points to 4.05 percent for 2023 compared to 2.92 percent for 2022, due primarily to the effects of rising interest rates and a shift in the mix of borrowings from lower cost repurchase agreements to FHLB borrowings.

The Corporation believes that higher interest rates will continue to have a positive effect on yields of variable rate loans, new loan originations and purchases of securities available for sale. The Corporation also expects the cost of deposits to continue to rise, albeit at a decelerating rate, amid competition for deposits and due to repricing of time deposits upon maturity, and that a portion of the Corporation’s funding will continue to be drawn from borrowings in the near term, resulting in a higher cost of funds. The rate of increase in the cost of funds in the near-term is expected to exceed the increase in interest-earning asset yields, decreasing net interest margin. The effect of these factors on the Corporation’s net interest margin will depend on a number of factors, including the Corporation’s ability to grow loans at the community banking segment and consumer finance segment, to compete for deposits, and to the extent of its reliance on borrowings. The Corporation can give no assurance as to the timing or extent of changes in market interest rates or the impact of those changes or any other factor on the Corporation's net interest margin. If market interest rates begin to decline, the Corporation’s net interest margin could be adversely affected as its assets typically reprice downward more quickly than its deposits and borrowings. Alternatively, if market interest rates were to continue to rise further, net interest margin would be positively impacted as the Corporation generally expects its assets to reprice more quickly than its deposits and borrowings.

Discussion of net interest income for the year ended December 31, 2021 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Net Interest Income” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 28, 2023, and is incorporated herein by reference.

NONINTEREST INCOME

TABLE 4: Noninterest Income

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Interchange income	$6,187	$6,030	$5,740
Gains on sales of loans	5,780	7,498	22,279
Service charges on deposit accounts	4,330	4,306	3,718
Wealth management services income, net	2,564	2,442	2,761
Unrealized gain (loss) on investments held in rabbi trust	2,297	(3,256)	2,206
Mortgage banking fee income	2,110	2,931	6,482
Mortgage lender services income	2,048	1,667	2,492
Other service charges and fees	1,643	1,577	1,585
Investment income from other equity interests	677	3,138	456
Net (losses) gains on sales, maturities and calls of available for sale securities	(5)	—	42
Other income (loss), net	1,984	2,879	2,070
Total noninterest income	$29,615	$29,212	$49,831

Total noninterest income increased $403,000, or 1.4 percent, for the year ended December 31, 2023, compared to the year ended December 31, 2022.  The increase in noninterest income was due primarily to fluctuations in unrealized gains and losses on investments held in the rabbi trust, higher mortgage lender services income, as a result of an increase in the number of institutional customers and the types of services provided, and higher debit card interchange income, partially offset by lower investment income from other equity interests, lower volume of mortgage loan production, which resulted in lower gains on sales of loans and mortgage banking fee income, and lower gains on sale of assets, primarily related to the sale of former bank branch locations, included in other income (loss), net.

Investment income from other equity interests for the year ended December 31, 2022 included $2.7 million of net positive fair value adjustments recognized upon a change in accounting policy election for certain equity investments, primarily consisting of equity interests in an independent insurance agency and a full service title and settlement agency, which did not recur.

The Corporation uses a rabbi trust to fund liabilities under its nonqualified deferred compensation plan. Unrealized gains and losses on investments held in the Corporation’s rabbi trust are offset by changes in deferred compensation liabilities, recorded in salaries and employee benefits expense.

Discussion of noninterest income for the year ended December 31, 2021 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Noninterest Income” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 28, 2023, and is incorporated herein by reference.

NONINTEREST EXPENSE

TABLE 5: Noninterest Expense

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Salaries and employee benefits:
Compensation, payroll taxes and employee benefits	$52,575	$51,123	$56,396
Increase (decrease) in nonqualified deferred compensation plan liabilities	2,301	(3,256)	2,185
Total salaries and employee benefits	54,876	47,867	58,581

Occupancy expense	7,993	8,564	8,859
Data processing	10,874	10,514	11,088
Professional fees	2,752	2,767	3,066
Insurance expense	1,659	1,049	1,061
Marketing and advertising expenses	1,548	1,805	1,523
Mortgage banking loan processing expenses	1,048	1,682	3,128
Other expenses:
Other real estate loss/(gain) and expense, net	—	2	(379)
Other components of net periodic pension cost	(453)	(1,198)	161
Provision for indemnifications	(585)	(858)	(104)
Other expenses	10,171	10,346	9,547
Total other noninterest expenses	27,014	26,109	29,091
Total noninterest expense	$89,883	$82,540	$96,543

Total noninterest expense increased $7.3 million, or 8.9 percent, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in noninterest expenses was due primarily to changes in deferred compensation liabilities related to the Corporation’s nonqualified plan, increases in compensation, payroll taxes and employee benefits at the community banking segment, which have generally increased in line with employment market conditions, and higher Federal Deposit Insurance Corporation (FDIC) assessment expenses, included in insurance expense, due to statutory increases applicable to all insured depository institutions, partially offset by lower expenses tied to mortgage loan production volume at the mortgage banking segment, reported in compensation, payroll taxes and benefits, and mortgage banking loan processing expenses.

Changes in deferred compensation liabilities are offset by unrealized gains and losses on investments held in the Corporation’s rabbi trust, recorded in noninterest income.

Discussion of noninterest expense for the year ended December 31, 2021 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Noninterest Expense” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 28, 2023, and is incorporated herein by reference.

INCOME TAXES

Income tax expense on 2023 earnings was $5.4 million, resulting in an effective tax rate of 18.6 percent, compared with $7.6 million, or 20.6 percent, in 2022. The Corporation’s consolidated effective tax rate for the year ended December 31, 2023 was lower compared to the year ended December 31, 2022 due primarily to lower state income taxes in 2023 as a greater share of income before taxes was earned at C&F Bank, which is not subject to state income tax but rather state franchise tax, which is included in noninterest expense, tax benefits of tax-exempt interest income that was higher as a percentage of pre-tax income in 2023 compared to 2022 and an increase in the tax benefit in 2023, compared to 2022, related to the appreciation of vested equity awards since the time they were granted.

Discussion of income taxes for the year ended December 31, 2021 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Income Taxes” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 28, 2023, and is incorporated herein by reference.

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

TABLE 6: Community Banking Segment Operating Results

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Interest income	$98,387	$72,568	$62,402
Interest expense	24,184	5,532	5,693
Net interest income	74,203	67,036	56,709
Provision for credit losses	1,625	(600)	(200)
Net interest income after provision for credit losses	72,578	67,636	56,909
Noninterest income:
Interchange income	6,187	6,030	5,740
Service charges on deposit accounts	4,390	4,366	3,740
Wealth management services income, net	2,564	2,442	2,761
Investment income from other equity interests	677	3,138	456
Other income, net	2,647	3,274	2,511
Total noninterest income	16,465	19,250	15,208
Noninterest expense:
Salaries and employee benefits	36,005	33,771	32,156
Occupancy expense	6,353	6,634	6,705
Data processing	8,564	7,889	7,824
Other real estate loss/(gain) and expense, net	—	2	(379)
Other expenses	9,891	8,422	8,675
Total noninterest expenses	60,813	56,718	54,981
Income before income taxes	28,230	30,168	17,136
Income tax expense	5,302	5,794	3,051
Net income	$22,928	$24,374	$14,085

The decrease in community banking segment net income for the year ended December 31, 2023 compared to the year ended December 31, 2022 was due primarily to:

●	higher interest expense due primarily to higher rates on deposits and higher borrowing balances at higher rates;
●	lower income related to investments in other equity interests for the year ended December 31, 2023, as $2.7 million of other income was recognized upon a change in accounting policy election for certain equity investments in 2022 that was not repeated in 2023;
●	provision for credit losses of $1.6 million for the year ended December 31, 2023, compared to a net reversal of provision for credit losses of $600,000 for the year ended December 31, 2022;

●	higher salaries and employee benefits expense, due primarily to annual compensation adjustments which have generally increased in line with employment market conditions;
●	higher FDIC assessment expenses, due primarily to statutory increases applicable to all insured depository institutions;
●	higher costs related to the implementation of a new loan origination system;
●	higher debit and credit card interchange processing expenses; and
●	no gains recognized during the year ended December 31, 2023 for real estate disposal activity related to branch consolidation as compared to $228,000 recognized during the year ended December 31, 2022;

partially offset by:

●	higher interest income resulting from the effects of rising interest rates on asset yields, including on variable rate loans to the consumer finance segment, and higher average balances of loans.

Net income for the community banking segment was $22.9 million for the year ended December 31, 2023, compared to $24.4 million for the year ended December 31, 2022. Adjusted net income for the community banking segment, which excludes the effects of real estate disposal activity related to branch consolidation and a change in accounting policy election related to the fair value of certain equity investments, was $22.9 million for the year ended December 31, 2023, compared to $22.0 million for the year ended December 31, 2022.

Net interest income for the community banking segment increased $7.2 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. This increase was due primarily to an increase in net interest margin and higher average balances of interest earning assets. Included in net interest income is interest income on variable rate loans to the consumer finance and mortgage banking segments.

The community banking segment recorded a provision for credit losses of $1.6 million for the year ended December 31, 2023, compared to a net reversal of provision for credit losses of $600,000 for the year ended December 31, 2022, due primarily to growth in the loan portfolio and the resolution of certain impaired loans in 2022, which resulted in the reversal of specific reserves with no losses being realized. Management believes that the level of the allowance for credit losses is adequate to reflect the net amount expected to be collected.

Discussion of the community banking segment for the year ended December 31, 2021 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Business Segments” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 28, 2023, and is incorporated herein by reference.

Mortgage Banking:  The following table presents the mortgage banking operating results for the periods indicated.

TABLE 7: Mortgage Banking Segment Operating Results

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Interest income	$1,695	$2,036	$3,845
Interest expense	612	662	1,157
Net interest income	1,083	1,374	2,688
Provision for credit losses	—	32	(45)
Net interest income after provision for credit losses	1,083	1,342	2,733
Noninterest income:
Gains of sales of loans	5,845	7,963	22,370
Mortgage banking fee income	2,254	3,083	6,561
Mortgage lender services fee income	2,048	1,667	2,492
Other income	51	106	139
Total noninterest income	10,198	12,819	31,562
Noninterest expense:
Salaries and employee benefits	6,996	7,600	14,868
Occupancy expense	1,005	1,271	1,464
Data processing	1,008	1,137	1,915
Provision for indemnifications	(585)	(858)	(104)
Other expenses	2,264	3,430	5,185
Total noninterest expenses	10,688	12,580	23,328
Income before income taxes	593	1,581	10,967
Income tax expense	128	371	3,284
Net income	$465	$1,210	$7,683

The decrease in mortgage banking segment net income for the year ended December 31, 2023 compared to the year ended December 31, 2022 was due primarily to lower volume of mortgage loan originations, which resulted in lower gains on sales of loans and mortgage banking fee income, and lower reversal of provision for indemnifications partially offset by lower variable expenses tied to mortgage loan origination volume such as commissions and bonuses, reported in salaries and employee benefits, as well as mortgage banking loan processing expenses and data processing expenses, higher mortgage lender services income due to an increase in the number of institutional customers served and the types of services provided and lower salaries and employee benefits, occupancy expense and other expenses due to an effort to reduce overhead costs as mortgage loan origination volume has decreased.

The following table presents mortgage loan originations and mortgage loans sold for the periods indicated.

TABLE 8: Mortgage Loan Originations

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Mortgage loan originations:
Purchases	$446,071	$591,889	$936,909
Refinancings	52,726	105,434	522,062
Total mortgage loan originations[1]	$498,797	$697,323	$1,458,971

Lock-adjusted originations[2]	$484,602	$661,134	1,357,573

1	Total mortgage loan originations does not include mortgage lender services.
2	Lock-adjusted originations includes an estimate of the effect of changes in the volume of mortgage loan applications in process that have not closed, net of volume not expected to close.

The rapid rise in mortgage interest rates during 2022 and 2023, combined with higher home prices and lower levels of inventory, has led to a substantial decline in mortgage loan originations for the mortgage industry during 2023 as compared to 2022. Mortgage loan originations for the mortgage banking segment decreased 28.5 percent for the year ended December 31, 2023, compared to the year ended December 31, 2022.  Gains on sales of loans, while driven in part by mortgage loan originations, also includes the effects of changes in locked loan commitments, which reflect the volume of mortgage loan applications that are in process and have not closed. Lock-adjusted originations for the mortgage banking segment decreased by 26.7 percent for the year ended December 31, 2023 compared to the year ended December 31, 2022. Locked loan commitments decreased by $16.1 million in the year ended December 31, 2023 and decreased by $41.1 million in the year ended December 31, 2022.  Locked loan commitments were $26.2 million at December 31, 2023, compared to $42.3 million at December 31, 2022 and $83.4 million at December 31, 2021.

The mortgage banking segment recorded a net reversal of provision for indemnification losses of $585,000 for the year ended December 31, 2023 compared to a net reversal of provision for indemnification losses of $858,000 for the year ended December 31, 2022. The mortgage banking segment increased reserves for indemnification losses during 2020 based on widespread forbearance on mortgage loans and economic uncertainty related to the COVID-19 pandemic. The release of indemnification reserves in 2022 and 2023 was due primarily to improvement in the mortgage banking segment’s assessment of borrower payment performance and other factors affecting expected losses on mortgage loans sold in the secondary market, such as time since origination. Management believes that the indemnification reserve is sufficient to absorb losses related to loans that have been sold in the secondary market.

Discussion of the mortgage banking segment for the year ended December 31, 2021 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Business Segments” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 28, 2023, and is incorporated herein by reference.

Consumer Finance:  The following table presents the consumer finance operating results for the periods indicated.

TABLE 9: Consumer Finance Segment Operating Results

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Interest income	$47,264	$42,441	$37,803
Interest expense	22,826	15,124	9,503
Net interest income	24,438	27,317	28,300
Provision for credit losses	6,650	3,740	820
Net interest income after provision for credit losses	17,788	23,577	27,480

Noninterest income	962	1,050	1,046
Noninterest expense:
Salaries and employee benefits	8,733	8,939	8,672
Occupancy expense	634	660	690
Data processing	1,280	1,458	1,326
Other expenses	4,169	4,227	4,193
Total noninterest expenses	14,816	15,284	14,881
Income before income taxes	3,934	9,343	13,645
Income tax expense	1,055	2,512	3,685
Net income	$2,879	$6,831	$9,960

The decrease in consumer finance segment net income for the year ended December 31, 2023 compared to the year ended December 31, 2022 was due primarily higher interest expense on variable rate borrowings from the community banking segment as a result of increased market interest rates and higher provision for credit losses as a result of increased charge-offs, partially offset by higher interest income resulting from higher average balances of interest-earning assets and from the effects of rising market interest rates.

The consumer finance segment recorded provision for credit losses of $6.7 million for the year ended December 31, 2023, compared to $3.7 million for the year ended December 31, 2022, due primarily to increased net charge-offs. The consumer finance segment experienced a higher number of charge-offs during 2023, compared to 2022, due primarily to an increase in the number of delinquent loans, a decline in wholesale values of used automobiles from a peak during the COVID-19 pandemic and challenges in repossessing automobiles due to a decline in the number of repossession agencies, which results in a fully charged-off loan when an automobile cannot be repossessed.  Delinquency rates have increased to near pre-pandemic levels, due in part to the passage of time since the expiration of government stimulus and enhanced unemployment benefits that benefitted borrowers. Management believes that the level of the allowance for credit losses is adequate to reflect the net amount expected to be collected. If loan performance deteriorates resulting in elevated delinquencies or net charge-offs, the provision for credit losses may increase in future periods.

Discussion of the consumer finance segment for the year ended December 31, 2021 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Business Segments” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 28, 2023, and is incorporated herein by reference.

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

For commercial (except for loans to states and political subdivisions) and consumer loans, cash flow projections and estimated expected losses are based in part on forecasts of the national unemployment rate that are reasonable and supportable and external observations of historical loan losses. Forecasts of the national unemployment rate are derived from the Federal Open Markets Committee of the Federal Reserve Board. For periods beyond those for which reasonable and supportable forecasts are available, projections are based on a reversion of the national unemployment rate from the last forecast to a historical average level over the following six months. Cash flow projections and estimated expected losses for loans to states and political subdivisions are based on external loss observations for state and municipal debt obligations. For consumer finance loans, cash flow projections and estimated expected losses reflect historical average loss experience based on internal observations for automobile loans and based on external loss observations for marine and recreational vehicle (RV) loans.

Management’s estimate of the allowance for credit losses on loans that are collectively evaluated also includes a qualitative assessment of available information relevant to assessing collectability that is not captured in the loss estimation process. Factors considered by management include changes and expected changes in general market, economic and business conditions; the nature and volume of the loan portfolio; the volume and severity of delinquencies and adversely classified loan balances and the value of underlying collateral. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.  The evaluation also considers the following risk characteristics that are inherent in the loan portfolio:

●	Commercial loans are comprised of mortgage loans on commercial real estate, real estate acquisition, development and constructions loans, and other business lending, and carry risks associated with the successful operation of a business or a real estate project and changes in the value of collateral. In addition to other risks associated with the ownership of real estate, the repayment of these loans may be dependent upon the profitability and cash flows of the business or project. Construction loans, which include loans to individuals for the construction of a residence that generally will be occupied by the borrower, also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure unrelated to the project. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much precision.
●	Consumer loans are comprised primarily of residential mortgage loans and home equity lines secured by residential real estate and carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.
●	Consumer finance loans are comprised of indirect financing for purchases of automobiles and marine and RVs and carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral, which are typically rapidly-depreciating vehicles. Consumer finance loans are more likely than real estate loans to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy.

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

Allowance for Credit Losses Methodology – Consumer Finance. Cash flow projections and estimated expected losses reflect historical average loss experience based on internal observations for auto loans and based on external loss observations for marine and RV loans. Automobile loans are evaluated in pools of loans that share the same internal credit rating based on borrowers’ credit scores at origination. The Corporation utilizes credit scores based on the methods developed and defined by the Fair Isaac Corporation (FICO) as a key indicator of the risk of loss to manage the portfolio and estimate the allowance for credit losses.  A FICO Score is a three-digit number based on the information in an applicant’s credit reports. It helps lenders determine how likely an applicant is to repay a loan. This, in turn, affects the loan amount that may be approved, repayment terms, and interest rate. The Corporation obtains FICO Scores in the credit reports provided by the car dealers that accept the consumer auto loan application, which may have been generated by any of the three major credit reporting bureaus, and also independently obtains a credit report on the borrower directly from Experian or Transunion. The Corporation utilizes an industry-specific FICO Score which is optimized for automobile credit products. Consumer finance loans are assigned a credit rating based on borrowers’ credit scores at the time of origination and are categorized within ranges of credit ratings used internally that parallel FICO Score rating bands. The Corporation monitors the consumer finance loan portfolio by past due status and by credit rating at the time of origination, which the Corporation believes serves as a relevant indicator of aggregate credit quality and risk of loan defaults in the portfolio based upon the use of FICO Scores over time for loan approval decisions and through experience analyzing loss patterns. The characteristics of these credit ratings are as follows:

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

The allowance for credit losses represents an amount that, in our judgment, reduces the recorded investment in loans to the net amount expected to be collected. The provision for credit losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. Balances and ratios presented as of December 31, 2023 are in accordance with ASC 326, whereas balances and ratios presented as of December 31, 2022 or a prior date are presented in accordance with the previously applicable GAAP. The following tables present the Corporation’s credit loss experience for the periods indicated.

TABLE 10: Allowance for Credit Losses

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
Balance at December 31, 2022	$11,219	$3,330	$25,969	$40,518
Impact of ASC 326 adoption on non-PCD loans	(617)	98	406	(113)
Impact of ASC 326 adoption on PCD loans	595	9	—	604
Provision charged to operations	978	498	6,650	8,126
Loans charged off	(16)	(356)	(13,743)	(14,115)
Recoveries of loans previously charged off	156	179	4,296	4,631
Balance at December 31, 2023	$12,315	$3,758	$23,578	$39,651

Average loans	$879,608	$336,727	$473,885	$1,690,220
Ratio of net (recoveries) charge-offs to average loans	(0.02)%	0.05%	1.99%	0.56%
1Consumer loans includes provision, charge-offs and recoveries related to demand deposit overdrafts.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer[1]	Finance	Total
For the year ended December 31, 2021:
Balance at beginning of period	$2,914	$975	$10,696	$687	$371	$23,513	$39,156
Provision charged to operations	(279)	(119)	385	(95)	(137)	820	575
Loans charged off	—	—	—	—	(184)	(4,381)	(4,565)
Recoveries of loans previously charged off	25	—	4	1	122	4,839	4,991
Balance at end of period	$2,660	$856	$11,085	$593	$172	$24,791	$40,157

Average loans	$215,745	$60,951	$717,717	$44,320	$8,842	$334,565	$1,382,140
Ratio of net (recoveries) charge-offs to average loans	(0.01)%	—%	(0.01)%	(0.01)%	0.70%	(0.14)%	(0.03)%

For the year ended December 31, 2022:
Balance at beginning of period	$2,660	$856	$11,085	$593	$172	$24,791	$40,157
Provision charged to operations	(54)	(68)	(534)	(98)	186	3,740	3,172
Loans charged off	(2)	—	(140)	—	(260)	(7,016)	(7,418)
Recoveries of loans previously charged off	18	—	20	2	113	4,454	4,607
Balance at end of period	$2,622	$788	$10,431	$497	$211	$25,969	$40,518

Average loans	$230,895	$75,605	$730,291	$41,299	$8,207	$431,470	$1,517,767
Ratio of net (recoveries) charge-offs to average loans	(0.01)%	—%	0.02%	—%	1.79%	0.59%	0.19%
[1]	Consumer loans includes provision, charge-offs and recoveries related to demand deposit overdrafts.

For further information regarding the adequacy of our allowance for credit losses, refer to “Nonperforming Assets” and the accompanying disclosure below within this Item 7.

The allocation of the allowance for credit losses and the ratio of corresponding outstanding loan balances to total loans are as follows as of the dates indicated.  Balances and ratios presented as of December 31, 2023 are in accordance with ASC 326, whereas balances and ratios presented as of December 31, 2022 or a prior date are presented in accordance with the previously applicable GAAP.

TABLE 11: Allocation of Allowance for Credit Losses

December 31,
(Dollars in thousands)	2023
Allocation of allowance for credit losses:
Commercial	$12,315
Consumer	3,758
Consumer Finance	23,578
Total allowance for credit losses	$39,651
Ratio of loans to total period-end loans:
Commercial	52%
Consumer	21
Consumer Finance	27
100%

December 31,
(Dollars in thousands)	2022
Allocation of allowance for loan losses:
Real estate—residential mortgage	$2,622
Real estate—construction	788
Commercial, financial and agricultural	10,431
Equity lines	497
Consumer	211
Consumer finance	25,969
Total allowance for loan losses	$40,518
Ratio of loans to total period-end loans:
Real estate—residential mortgage	16%
Real estate—construction	4
Commercial, financial and agricultural	48
Equity lines	2
Consumer	1
Consumer finance	29
100%

Loans are required to be measured at amortized cost and to be presented at the net amount expected to be collected. Credit losses on available for sale debt securities are accounted for as an allowance for credit losses, which is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value and the amount expected to be collected on the financial asset. Off balance sheet credit exposures, including loan commitments, are not recorded on balance sheet, but expected credit losses arising from off balance sheet credit exposures are recorded as a reserve for unfunded commitments and reported in Other Liabilities. The following table presents the Corporation’s reserve for unfunded commitments for the periods indicated.

TABLE 12: Reserve for Unfunded Commitments

(Dollars in thousands)	December 31, 2023
Balance at December 31, 2022	$—
Impact of ASC 326 adoption	1,501
Provision charged to operations	149
Balance at December 31, 2023	$1,650

The allowance for credit losses on loans and available for sale debt securities and the reserve for unfunded commitments are established through a provision for credit losses charged against earnings. Amounts reported for the year ended December 31, 2023 are in accordance with ASC 326, whereas amounts reported for periods prior to January 1, 2023 are presented in accordance with the previously applicable GAAP. The following table presents a breakdown of the provision for credit losses for the periods indicated:

TABLE 13: Provision for Credit Losses

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Provision for credit losses:
Provision for loans	$8,126	$3,172	$575
Provision for unfunded commitments	149	—	—
Total	$8,275	$3,172	$575

Loans by credit quality indicators are presented in the tables below. Balances presented as of December 31, 2023 are in accordance with ASC 326, whereas balances presented as of December 31, 2022 or a prior date are presented in accordance with the previously applicable GAAP.

TABLE 14: Credit Quality Indicators

Loans by credit quality indicators as of December 31, 2023 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Commercial real estate	$661,432	$6,690	$—	$—	$668,122
Commercial business	115,286	62	—	—	115,348
Construction - commercial real estate	69,768	—	—	—	69,768
Land acquisition and development	29,064	—	—	—	29,064
Builder lines	24,668	—	—	—	24,668
Construction - consumer real estate	11,223	—	—	—	11,223
Residential mortgage	292,624	44	268	320	293,256
Equity lines	51,425	85	5	77	51,592
Other consumer	10,579	—	—	9	10,588
	$1,266,069	$6,881	$273	$406	$1,273,629

(Dollars in thousands)	Very Good	Good	Fairly Good	Fair	Marginal	Total
Consumer finance - automobiles	$32,913	$98,286	$137,480	$101,569	$31,028	$401,276
Consumer finance - marine and recreational vehicles	47,246	19,398	590	—	—	67,234
	$80,159	$117,684	$138,070	$101,569	$31,028	$468,510

1	At December 31, 2023, the Corporation did not have any loans classified as Doubtful or Loss.

Loans by credit quality indicators as of December 31, 2022 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Real estate – residential mortgage	$264,891	$518	$702	$156	$266,267
Real estate – construction [2]	59,675	—	—	—	59,675
Commercial, financial and agricultural [3]	776,387	738	5,856	—	782,981
Equity lines	43,147	40	5	108	43,300
Consumer	8,747	191	—	—	8,938
	$1,152,847	$1,487	$6,563	$264	$1,161,161

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance[4]	$473,632	$925	$474,557

1	At December 31, 2022, the Corporation did not have any loans classified as Doubtful or Loss.
2	Includes the Corporation’s real estate construction lending and consumer real estate lot lending.
3	Includes the Corporation’s commercial real estate lending, land acquisition and development lending, builder line lending and commercial business lending.
4	Includes the Corporation’s automobile lending and marine and RV lending.

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

At the consumer finance segment, the repossession process is generally initiated after a loan becomes more than 60 days delinquent. Borrowers have an opportunity to redeem their repossessed vehicles by paying all outstanding balances, including finance charges and fees.  Vehicles that are not redeemed within the prescribed waiting period before C&F Finance has the legal right to sell the repossessed vehicle then become available-for-sale at the end of that period and are reclassified from loans to other assets and are recorded initially at fair value less estimated costs to sell. The difference between the carrying amount of each loan and the fair value of the vehicle (i.e. the deficiency) is charged against the allowance for credit losses.  Accounts still in process of collection or for which the Corporation does not have the legal right to sell continue to be classified as loans until such legal authority is obtained.  After the vehicles have been sold in third-party auctions, we credit the proceeds from the sale of the vehicles, and any other recoveries, to the carrying value of the repossessed vehicles. C&F Finance pursues collection of deficiencies, as allowed by state law, when it deems such action to be appropriate.

Table 15 summarizes the Corporation’s credit ratios on a consolidated basis and Table 16 summarizes nonperforming assets by principal business segment as of December 31, 2023 and 2022. Balances and ratios presented as of December 31, 2023 are in accordance with ASC 326, whereas balances and ratios presented as of December 31, 2022 or a prior date are presented in accordance with the previously applicable GAAP.

TABLE 15: Consolidated Credit Ratios

	December 31,
(Dollars in thousands)	2023	2022
Total loans[1]	$1,742,139	$1,635,718
Nonaccrual loans	$1,298	$1,189
Allowance for credit losses (ACL)	$39,651	$40,518
Nonaccrual loans to total loans	0.07%	0.07%
ACL to total loans	2.28%	2.48%
ACL to nonaccrual loans	3,054.78%	3,407.74%
1	Total loans does not include loans held for sale at the mortgage banking segment.

TABLE 16: Nonperforming Assets

Community Banking Segment

	December 31,
(Dollars in thousands)	2023		2022
Total loans		$1,273,629	$1,160,454

Nonaccrual loans		$406	$115
Impaired loans[1]	$	n/a	$823
ACL		$16,072	$14,513
Nonaccrual loans to total loans		0.03%	0.01%
ACL to total loans		1.26%	1.25%
ACL to nonaccrual loans		3,958.62%	12,620.00%
Net charge-offs to average total loans		0.01%	0.02%
1	The adoption of ASC 326 replaced previously impaired loans and Troubled Debt Restructuring (TDR) accounting guidance, and the evaluation of the ACL includes loans previously designated as impaired or TDRs together with other loans that share similar risk characteristics.

Mortgage Banking Segment

	December 31,
(Dollars in thousands)	2023	2022
Total loans[1]	$—	$707
Nonaccrual loans	$—	$149
ACL	$—	$36
Nonaccrual loans to total loans	—%	21.07%
ACL to total loans	—%	5.09%
ACL to nonaccrual loans	—%	24.16%
Net charge-offs to average total loans	—%	—%
1All loans have been transferred to the community banking segment. Total loans does not include loans held for sale.

Consumer Finance Segment

	December 31,
(Dollars in thousands)	2023	2022
Total loans	$468,510	$474,557
Nonaccrual loans	$892	$925
Repossessed assets	$646	$352
ACL	$23,579	$25,969
Nonaccrual loans to total loans	0.19%	0.19%
ACL to total loans	5.03%	5.47%
ACL to nonaccrual loans	2,643.39%	2,807.46%
Net charge-offs to average total loans	1.99%	0.59%

The following table presents the changes in the OREO balance for 2022.  There was no OREO activity for the year ended December 31, 2023.

TABLE 17: OREO Changes

(Dollars in thousands)	2022
Balance at the beginning of year, gross	$835
Additions	423
Sales proceeds	(1,547)
Gain on disposition	289
Balance at the end of year, gross	—
Less valuation allowance	—
Balance at the end of year, net	$—

The community banking segment’s nonaccrual loans were $406,000 at December 31, 2023 compared to $115,000 at December 31, 2022.  If interest on loans on nonaccrual at December 31, 2023 had been recognized throughout the year, the community banking segment would have recorded additional gross interest income in 2023 of $17,000. The community banking segment recorded $1.6 million in provision for credit losses for the year ended December 31, 2023, compared to a net reversal of provision for credit losses of $600,000 for the year ended December 31, 2022. The increase in provision for credit losses is due primarily to growth in the loan portfolio and the resolution of certain impaired loans in 2022, which resulted in the reversal of specific reserves with no losses being realized. At December 31, 2023, the allowance for credit losses increased to $16.1 million, compared to an allowance for loan losses of $14.5 million at December 31, 2022, due primarily to growth in the loan portfolio and the adoption of CECL, which resulted in an increase to the allowance upon adoption on January 1, 2023 of $85,000. Management believes that the level of the allowance for credit losses is adequate to reflect the net amount expected to be collected.

Nonaccrual loans at the consumer finance segment decreased to $892,000 at December 31, 2023 from $925,000 at December 31, 2022. Nonaccrual consumer finance loans remain low relative to the allowance for credit losses and the total consumer finance loan portfolio because the consumer finance segment generally initiates repossession of loan collateral once a loan becomes more than 60 days delinquent.  Repossessed vehicles of the consumer finance segment are classified as other assets and consist only of vehicles the Corporation has the legal right to sell.  Prior to the reclassification from loans to repossessed vehicles, the difference between the carrying amount of each loan and the fair value of each vehicle (i.e. the deficiency) is charged against the allowance for credit losses. At December 31, 2023, repossessed vehicles at fair value less estimated costs to sell included in other assets totaled $646,000, compared to $352,000 at December 31, 2022.  If interest on loans on nonaccrual at December 31, 2023 had been recognized throughout the year, the consumer finance segment would have recorded additional gross interest income in 2023 of $8,000.

The consumer finance segment experienced net charge-offs at a rate of 1.99 percent of average total loans for the year ended December 31, 2023, compared to 0.59 percent for the year ended December 31, 2022, due primarily to an increase in the number of delinquent loans, a decline in wholesale values of used automobiles from a peak during the COVID-19 pandemic and challenges in repossessing automobiles due to a decline in the number of repossession agencies, which results in a fully charged-off loan when an automobile cannot be repossessed. At December 31, 2023, total delinquent loans as a percentage of total loans was 4.09 percent, compared to 2.78 percent at December 31, 2022. Delinquency rates have increased to near pre-pandemic levels, due in part to the passage of time since the expiration of government stimulus and enhanced unemployment benefits that benefitted borrowers. The increases in the rates of net charge-offs and delinquencies during 2023 were consistent with management’s evaluation of the allowance for loan losses as of December 31, 2022. The allowance for credit losses was $23.6 million at December 31, 2023, compared to an allowance for loan losses of $26.0 million at December 31, 2022. The allowance for credit losses as a percentage of total loans decreased to 5.03 percent at December 31, 2023, compared to an allowance for loan losses as a percentage of total loans of 5.47 percent at December 31, 2022, primarily as a result of growth in loans with stronger credit quality while balances of loans with lower credit quality declined, partially offset by the adoption of CECL, which resulted in an increase to the allowance upon adoption on January 1, 2023 of $406,000.

As previously described, the consumer finance segment, at times, offers payment deferrals as a portfolio management technique to achieve higher ultimate cash collections on select loan accounts. Payment deferrals may affect the ultimate timing of when an account is charged off. A significant reliance on deferrals as a means of managing collections may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio.  The average amounts deferred on a monthly basis during 2023 were 1.87 percent of average automobile loans outstanding, compared to 1.47 percent during 2022 and 1.74 percent during 2021.

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

The consumer finance segment’s focus has included non-prime borrowers and, therefore, the anticipated rates of delinquencies, defaults, repossessions and losses on the consumer finance loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by changes in general economic conditions. Changes in economic conditions may also affect consumer demand for used automobiles and values of automobiles securing outstanding loans, due to changes in demand or changes in levels of inventory of used automobiles, which may directly affect the amount of a loss incurred by the consumer finance segment in the event of default. While we manage the higher risk inherent in loans made to non-prime borrowers through the underwriting criteria, portfolio management and collection methods employed by the consumer finance segment, we cannot guarantee that these criteria or methods will afford adequate protection against these risks. With the consumer finance segment’s implementation of a scorecard model for purchasing loan contracts, the credit-worthiness of borrowers at origination has improved for automobile loans purchased and the level of credit losses experienced has decreased relative to long-term historical averages. We cannot provide any assurance that the consumer finance segment’s net charge-off ratio will not increase in future periods.  However, we believe that the current allowance for credit losses is adequate to reflect the net amount expected to be collected on existing consumer finance segment loans that may become uncollectible. If factors influencing the consumer finance segment result in higher net charge-off ratios in future periods, the consumer finance segment may need to increase the level of its allowance for credit losses through additional provisions for credit losses, which could negatively affect future earnings of the consumer finance segment.

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

At December 31, 2023, the Corporation had total assets of $2.44 billion compared to $2.33 billion at December 31, 2022. The increase was attributable primarily to increases in loans held for investment and interest-bearing deposits in other banks, partially offset by a decrease in available for sale securities and was funded by growth in deposits and short-term borrowings. The significant components of the Corporation’s Consolidated Balance Sheets are discussed below.

LOAN PORTFOLIO

General

Through the community banking segment, we engage in a wide range of lending activities, primarily in the community banking segment’s market area, which include the origination of commercial real estate loans, commercial business loans, commercial and consumer real estate construction loans, land acquisition and development loans, builder lines, residential mortgage loans, equity lines, and other consumer loans. We engage in automobile and marine and RV lending through the consumer finance segment and in residential mortgage lending through the mortgage banking segment with the majority of the loans originated through the mortgage banking segment sold to third-party investors. At December 31, 2023, the Corporation’s loans held for investment in all categories, net of the allowance for credit losses, totaled $1.70 billion and loans held for sale had a fair value of $14.2 million.

Tables 18, 19 and 20 present information pertaining to the composition of loans held for investment, the composition of commercial real estate loans and the maturity/repricing of certain loans held for investment, respectively.

TABLE 18: Summary of Loans Held for Investment

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$668,122	38%	$592,301	36
Commercial business	115,348	7	118,605	7
Construction - commercial real estate	69,768	4	49,136	3
Land acquisition and development	29,064	1	37,537	2
Builder lines	24,668	1	34,538	2
Construction - consumer real estate	11,223	1	10,539	1
Residential mortgage	293,256	17	266,267	16
Equity lines	51,592	3	43,300	3
Other consumer	10,588	1	8,938	1
Consumer finance - automobiles	401,276	23	411,112	25
Consumer finance - marine and recreational vehicles	67,234	4	63,445	4
Subtotal	1,742,139	100%	1,635,718	100%
Less allowance for credit losses	(39,651)		(40,518)
Loans, net	$1,702,488		$1,595,200

The increase in total loans from December 31, 2022 to December 31, 2023 was due primarily to growth in commercial real estate, residential mortgage lending and commercial real estate construction at the community banking segment.

TABLE 19: Commercial Real Estate Loans

	December 31, 2023
(Dollars in thousands)	Amount	% of Commercial Real Estate	% of Total
Multifamily	$132,883	19.9%	7.6%
Retail	107,883	16.1	6.2
Office	107,692	16.1	6.2
1-4 family investment properties	87,218	13.1	5.0
Industrial/warehouse	58,137	8.7	3.3
Hotels	53,206	8.0	3.1
Medical office	40,784	6.1	2.3
Mini-storage	9,766	1.5	0.6
Other	70,553	10.5	4.1
	$668,122		38.4%

TABLE 20: Maturity/Repricing Schedule of Loans Held for Investment

	December 31, 2023
(Dollars in thousands)	Commercial	Consumer	Consumer Finance	Total
Variable Rate:
Within 1 year	$222,753	$52,643	$—	$275,396
1 to 5 years	78,380	1,149	—	79,529
5 to 15 years	18,721	—	—	18,721
After 15 years	—	—	—	—
Fixed Rate:
Within 1 year	$41,162	$19,917	$5,350	$66,429
1 to 5 years	242,728	40,817	227,364	510,909
5 to 15 years	287,982	212,282	235,796	736,060
After 15 years	15,244	39,851	—	55,095

	$906,970	$366,659	$468,510	$1,742,139

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

Residential Mortgage – Held for Sale

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

Commercial Real Estate

The community banking segment’s commercial real estate loans are primarily secured by the value of real property. The proceeds of commercial real estate loans are generally used by the borrower to finance or refinance the cost of acquiring and/or improving a commercial property. The properties that typically secure these loans are office and warehouse facilities, hotels, apartment complexes, retail facilities, restaurants and other commercial properties. Commercial real estate loans may be made to borrowers who will occupy or use the financed property in connection with their normal business operations or to borrowers who will use the subject property to generate rental income. Loans secured by non-owner-occupied properties are made when: (1) the borrower is in strong financial condition and presents a substantial business opportunity for the Corporation and (2) the borrower often has substantially pre-leased the property to high-caliber tenants.

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

Commercial Business

The community banking segment’s commercial business loan products include revolving lines of credit to provide working capital, term loans to finance the purchase of vehicles and equipment, letters of credit to guarantee payment and performance, and other commercial loans. In general, these credit facilities carry the unconditional guaranty of the owners and/or stockholders.

Revolving and operating lines of credit are typically secured by all current assets of the borrower, provide for the acceleration of repayment upon any event of default, are monitored to ensure compliance with loan covenants, and are typically re-underwritten or renewed annually. Interest rates generally will float at a spread tied to the prime lending rate. Term loans are generally advanced for the purchase of, and are secured by, vehicles and equipment and are normally fully amortized over a term of two to seven years, on either a fixed or floating rate basis.

Construction Lending – Commercial Real Estate and Consumer Real Estate

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

Construction loans for nonresidential projects and multi-unit residential projects are generally larger and involve a greater degree of risk to the Bank than residential mortgage loans. We attempt to minimize such risks (1) by making construction loans in accordance with our underwriting standards and to established customers in our primary market area and (2) by monitoring the quality, progress and cost of construction. Generally, our maximum loan-to-value ratio for non-

residential projects and multi-unit residential projects is 80 percent; however, this maximum can be waived for particularly strong borrowers on an exception basis.

The community banking segment makes loans to individuals for the purpose of acquiring an unimproved building site for the construction of a residence that generally will be occupied by the borrower. These loans are made only to individual borrowers and typically have a maximum term of either three or five years with a balloon payment of the entire balance of the loan being due in full at the end of the initial term. The interest rate for these loans is fixed at a rate that is slightly higher than prevailing rates for one-to-four family residential mortgage loans. We do not believe these loans bear as much risk as land acquisition and development loans because such loans are not made for the construction of residences for immediate resale, are not made to developers and builders, and are not concentrated in any one subdivision or community.

Land Acquisition and Development

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

We underwrite and process land acquisition and development loans in much the same manner as commercial construction loans and commercial real estate loans. For land acquisition and development loans, we use lower loan-to-value ratios, which are a maximum of 65 percent for raw land, 75 percent for land development and improved lots and 80 percent of the discounted appraised value of the property as determined in accordance with the appraisal policies for developed lots for single-family or townhouse construction. We can waive the maximum loan-to-value ratio for particularly strong borrowers on an exception basis. The term of land acquisition and development loans typically range from a maximum of two years for loans relating to the acquisition of unimproved land to, generally, a maximum of three years for other types of projects. All land acquisition and development loans generally are further secured by one or more personal guarantees. Because these loans are usually larger in amount and involve more risk than consumer lot loans, we carefully evaluate the borrower’s assumptions and projections about market conditions and absorption rates in the community in which the property is located and the borrower’s ability to carry the loan if the borrower’s assumptions prove inaccurate.

Builder Lines

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

Residential Mortgage – Held for Investment

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

Equity Lines

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

Other Consumer

The community banking segment offers a variety of consumer loans, including automobile, personal secured and unsecured, and loans secured by savings accounts or certificates of deposit. The shorter terms and generally higher interest rates on consumer loans help the Bank maintain a profitable spread between its average loan yield and its cost of funds. Consumer loans secured by collateral other than a personal residence generally involve more credit risk than residential mortgage loans because of the type and nature of the collateral or, in certain cases, the absence of collateral. However, we believe the higher yields generally earned on such loans compensate for the increased credit risk associated with such loans.  These loans must satisfy our underwriting criteria, including loan-to-value, debt ratio and credit score guidelines. This loan category also includes demand deposit overdrafts.

Indirect Automobiles

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

The consumer finance segment’s underwriting and collateral guidelines form the basis for the purchase decision. Exceptions to credit policies and authorities must be approved by a designated credit officer. The consumer finance segment’s automobile customers are both prime and non-prime and as such, may have experienced prior credit difficulties. Because the consumer finance segment serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, we expect the consumer finance segment to sustain a higher level of credit losses in the automobile portfolio than traditional financing sources. However, the consumer finance segment generally purchases these contracts with interest at higher rates than those charged by traditional financing sources. These higher rates should more than offset the increase in the provision for loan losses for this segment of the Corporation’s loan portfolio. In limited circumstances, the consumer finance segment purchases loans that include third-party credit enhancements that limit the consumer finance segment’s exposure to credit losses on those loans.  The consumer finance segment’s portfolio has shifted over time towards loans with higher credit quality at origination, relative to its historical loan portfolio, which has resulted in a decrease in both the interest rates charged and level of credit losses experienced.

As mentioned above, certain automobile loans are purchased simultaneously with entering into a contract that provides partial protection against loan losses through an embedded credit enhancement. For these loans, C&F Finance recognizes the cost of the credit enhancement as an adjustment of yield on loans, and, in the event of default, any claims against the credit protection reduce the amount of loss recognized by C&F Finance.  The allowance for credit losses includes an estimate of losses incurred on loans subject to these credit enhancements, but does not include the portion of the loss that would be borne by C&F Finance's credit protection counterparty

Indirect Marine and Recreational Vehicles

In addition to purchasing automobile contracts through a dealer network, the consumer finance segment purchases marine and RV contracts, also on an indirect basis, through a third party provider in 2018.  While the approval process is generally the same as the indirect automobile approval process described above, borrowers on marine and RV contracts purchased by the consumer finance segment have typically not had prior credit issues and these contracts are considered prime.  The rates charged on these loans are significantly less than the automobile portfolio with a much lower expected level of credit losses.

SECURITIES

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value.  At December 31, 2023 and 2022, all securities in the Corporation’s investment portfolio were classified as available for sale.

Table 21 sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 21: Securities Available for Sale

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. Treasury securities	$45,103	10%	$58,833	11%
U.S. government agencies and corporations	87,094	19	130,274	26
Mortgage-backed securities	161,696	35	179,918	35
Obligations of states and political subdivisions	147,111	31	120,827	24
Corporate and other debt securities	21,440	5	22,739	4
Total available for sale securities at fair value	$462,444	100%	$512,591	100%

Securities available for sale decreased by $50.2 million to $462.4 million at December 31, 2023, compared to $512.6 million at December 31, 2022, due primarily to maturities, calls and paydowns of securities, partially offset by increases in obligations of states and political subdivisions and decreases in unrealized losses. Net unrealized losses on the market value of securities available for sale were $31.6 million at December 31, 2023, compared to $44.5 million at December 31, 2022.  The increase in market value of securities available for sale during 2023 was primarily a result of decreases in market interest rates.

The Corporation seeks to diversify its portfolio to minimize risk, including by purchasing shorter-duration mortgage-backed securities to reduce interest rate risk and for cash flow and reinvestment opportunities and obligations of states and political subdivisions due to the tax benefits and the higher tax-adjusted yield obtained from these securities. All of the Corporation’s mortgage-backed securities are direct issues of United States government agencies or government-sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.   The Corporation also invests in the debt securities of corporate issuers, primarily financial institutions, that the Corporation views as having a strong financial position and earnings potential.

Table 22 presents additional information pertaining to the composition of the securities portfolio at amortized cost, by the earlier of contractual maturity or expected maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

TABLE 22: Maturity of Securities

	December 31, 2023
		Weighted
	Amortized	Average
(Dollars in thousands)	Cost	Yield [1]
U.S. Treasury securities:
Maturing within 1 year	$34,927	2.26%
Maturing after 1 year, but within 5 years	10,956	1.56
Total U.S. Treasury securities	45,883	2.09
U.S. government agencies and corporations:
Maturing within 1 year	27,641	2.37
Maturing after 1 year, but within 5 years	32,445	1.10
Maturing after 5 years, but within 10 years	30,229	1.75
Maturing after 10 years	6,092	2.16
Total U.S. government agencies and corporations	96,407	1.73
Mortgage-backed securities:
Maturing within 1 year	27,775	1.94
Maturing after 1 year, but within 5 years	82,490	1.92
Maturing after 5 years, but within 10 years	52,015	1.95
Maturing after 10 years	15,454	2.39
Total mortgage-backed securities	177,734	1.97
States and municipals:[1]
Maturing within 1 year	20,668	3.97
Maturing after 1 year, but within 5 years	40,190	2.18
Maturing after 5 years, but within 10 years	28,770	2.74
Maturing after 10 years	59,247	4.39
Total states and municipals	148,875	3.41
Corporate and other debt securities:
Maturing within 1 year	2,780	2.56
Maturing after 1 year, but within 5 years	15,162	4.10
Maturing after 5 years, but within 10 years	7,251	3.94
Total corporate and other debt securities	25,193	3.88
Total securities:
Maturing within 1 year	113,791	2.52
Maturing after 1 year, but within 5 years	181,243	1.99
Maturing after 5 years, but within 10 years	118,265	2.21
Maturing after 10 years	80,793	3.84
Total securities	$494,092	2.47
1.	Yields on tax-exempt securities have been computed on a taxable-equivalent basis using the federal corporate income tax rate of 21 percent. The weighted average yield is calculated based on the relative amortized costs of the securities.

DEPOSITS

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts, and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the year ended December 31, 2023, deposits increased $62.3 million to $2.07 billion at December 31, 2023, compared to $2.00 billion at December 31, 2022. Noninterest bearing demand deposits decreased $55.8 million, savings and interest-bearing demand deposits decreased $173.8 million, and time deposits increased $291.9 million during the same period. The decreases in non-time deposits and increase in time deposits are due primarily to customers seeking higher yielding opportunities as a result of rising interest rates paid on time deposits after a prolonged period of unusually low interest rates. The Corporation had $167.9 million in municipal deposits at December 31, 2023 compared to $178.9 million at December 31, 2022.

The Corporation had $25.0 million in brokered deposits outstanding at December 31, 2023, compared to $5,000 at December 31, 2022, primarily consisting of time deposits that mature within one year. The Corporation may continue to use brokered deposits as a means of maintaining and diversifying liquidity and funding sources.

Table 23 presents the average deposit balances and average rates paid for the years 2023, 2022 and 2021.

TABLE 23: Average Deposits and Rates Paid

	Year Ended December 31,
	2023		2022		2021
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$575,452		$624,581		$556,801
Interest-bearing transaction accounts	354,643	0.60%	350,996	0.30%	303,368	0.16%
Money market deposit accounts	317,601	0.95	390,235	0.27	318,537	0.25
Savings accounts	209,033	0.06	231,317	0.05	208,506	0.06
Certificates of deposit	541,252	2.79	392,579	0.76	448,922	0.90
Total interest-bearing deposits	1,422,529	1.43	1,365,127	0.38	1,279,333	0.42
Total deposits	$1,997,981		$1,989,708		$1,836,134

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

Borrowings increased to $109.5 million at December 31, 2023 from $92.1 million at December 31, 2022 due primarily to short-term borrowings from the FHLB to support lending activities and securities purchases.

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The total amount of unused loan commitments at the Bank was $413.9 million at December 31, 2023, compared to $394.8 million at December 31, 2022.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit was $7.9 million at December 31, 2023, compared to $16.3 million at December 31, 2022.

The mortgage banking segment sells the majority of the residential mortgage loans it originates to third-party investors. Additionally, the community banking segment purchases residential mortgage loans from the mortgage banking segment under terms and conditions similar to third-party investors. As is customary in the industry, the agreements with these investors require the mortgage banking segment to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the investors are entitled to make loss claims and repurchase requests of the mortgage banking segment for loans that contain covered deficiencies. The mortgage banking segment has obtained early payment default recourse waivers for a portion of its business. Recourse periods for early payment default for the remaining investors vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. The mortgage banking segment maintains an allowance for indemnifications that represents management’s estimate of losses that are probable of arising under these recourse provisions. As performance data for loans that have been sold is not made available to the mortgage banking segment by the investors, the estimate of potential losses is inherently subjective and is based on historical indemnification payments and management’s assessment of current conditions that may contribute to indemnified losses on mortgage loans that have been sold in the secondary market, including the volume of loans sold, historical experience, current economic conditions, changes in operational and compliance processes, and information provided by investors. During the years ended December 31, 2023, 2022 and 2021, the mortgage banking segment reversed $585,000 and $858,000 and $104,000, respectively. The mortgage banking segment increased reserves for indemnification losses during 2020 based on widespread forbearance on mortgage loans and economic uncertainty related to the COVID-19 pandemic. The release of indemnification reserves was due primarily to improvement in the mortgage banking segment’s assessment of borrower payment performance and other factors affecting expected losses on mortgage loans sold in the secondary market, such as time since origination. The balance of the allowance at December 31, 2023 and 2022 was $1.8 million and $2.4 million, respectively.  Actual indemnification payments may differ materially from management’s estimates, which may result in additional provision for indemnification losses in future periods. There were no payments made in 2023, 2022 or 2021.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, totaled $338.8 million at December 31, 2023. The Corporation’s funding sources, including capacity, amount outstanding and amount available at December 31, 2023 are presented in Table 24. The Corporation’s capacity and amount available increased $142.9 million and $117.5 million, respectively, from December 31, 2022 as a result of pledging additional loans in order to increase funding capacity under secured funding arrangements with the FHLB and Federal Reserve Bank.

TABLE 24: Funding Sources

	December 31, 2023
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements[1]	$95,000	$18	$94,982
Repurchase lines of credit[1]	35,000	—	35,000
Borrowings from FHLB	228,382	27,500	200,882
Borrowings from Federal Reserve Bank	219,244	—	219,244
Total	$577,626	$27,518	$550,108
1.Amounts include $20.0 million and $35.0 million of certain unsecured federal funds agreements and repurchase lines of credit, respectively, at December 31, 2023 that subsequently terminated in January 2024 when the corresponding third-party ended all federal funds agreements and repurchase lines of credit with all financial institutions.

Other than with respect to the terminated federal funds agreements and repurchase lines of credit, we have no reason to believe the remaining arrangements will not be renewed at maturity. Additional loans and securities are available that can be pledged as collateral for future borrowings from the FHLB and Federal Reserve Bank above the current lendable collateral value. Our ability to maintain sufficient liquidity may be affected by numerous factors, including economic conditions nationally and in our markets. Depending on our liquidity levels, our capital position, conditions in the capital markets, our business operations and initiatives, and other factors, we may from time to time consider the issuance of debt, equity or other securities or other possible capital market transactions, the proceeds of which could provide additional liquidity for our operations.

Time deposits maturing in less than one year and in more than one year totaled $631.3 million and $41.9 million, respectively, at December 31, 2023.

Uninsured deposits represent an estimate of amounts above the FDIC insurance coverage limit of $250,000. As of December 31, 2023, the Corporation’s uninsured deposits were approximately $584.7 million, or 28.3 percent of total deposits, compared to $636.5 million or 31.8 percent of total deposits at December 31, 2022. Excluding intercompany cash holdings and municipal deposits which are secured with pledged securities, amounts uninsured were approximately $404.1 million, or 19.6 percent of total deposits as of December 31, 2023, compared to 20.0 percent of total deposits as of December 31, 2022.

The Corporation’s liquid assets and borrowing availability as of December 31, 2023 totaled $833.9 million, exceeding uninsured deposits, excluding intercompany cash holdings and secured municipal deposits, by $429.8 million. The Corporation’s internal policy limits brokered deposits to 20 percent of total deposits, representing approximately $388.2 million of additional net availability for additional brokered deposits as of December 31, 2023.

In the ordinary course of business, the Corporation has entered into contractual obligations and has made other commitments to make future payments.  For further information concerning the Corporation’s expected timing of such payments as of December 31, 2023, refer to Item 8. “Financial Statements and Supplementary Data” under the headings “Note 9: Leases,” “Note 11: Borrowings,” and “Note 18: Commitments and Contingent Liabilities.”

As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its operational requirements and contractual obligations.

CAPITAL RESOURCES

Total equity was $217.5 million as of December 31, 2023, compared with $196.2 million as of December 31, 2022. During 2023, the Corporation declared common stock dividends of $1.76 per share, compared to $1.64 per share declared in 2022 and $1.58 per share declared in 2021.

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

At December 31, 2023 and 2022, the Corporation’s CET1 to total risk-weighted assets ratio was 11.3 percent and 11.4 percent, respectively; the Corporation’s Tier 1 capital to risk-weighted assets ratio was 12.6 percent and 12.8 percent, respectively; the Corporation’s total capital to risk-weighted assets ratio was 14.8 percent and 15.4 percent, respectively; and the Corporation’s Tier 1 leverage ratio was 10.1 percent and 9.9 percent, respectively. These ratios at December 31, 2023 and 2022 include $25.0 million of trust preferred capital securities in tier 1 capital of the Corporation and $20.0 million and $24 million, respectively, of subordinated notes in Tier 2 capital. The Corporation repaid $4.0 million of subordinated notes during 2023. Total risk-weighted assets at December 31, 2023 for the Corporation were $1.95 billion and for the Bank were $1.92 billion. Total risk-weighted assets at December 31, 2022 for the Corporation were $1.82 billion and for the Bank were $1.80 billion. Additionally, all applicable regulatory capital ratios of C&F Bank were in excess of mandated minimum requirements at December 31, 2023 and 2022.

In addition to the regulatory risk-based capital requirements, the Bank must maintain a capital conservation buffer of additional capital of 2.5 percent of risk-weighted assets as required by the Basel III Final Rule. Including the capital conservation buffer, the minimum ratios are a common equity Tier 1 risk-based capital ratio of 7.0 percent, a Tier 1 risk-based capital ratio of 8.5 percent and a total risk-based capital ratio of 10.5 percent.  The Corporation and the Bank exceeded these ratios at December 31, 2023 and 2022.

The Corporation's capital resources are impacted by its share repurchase programs. During the year ended December 31, 2023, the Corporation repurchased $7.1 million of its common stock under the 2022 Repurchase Program, which expired December 31, 2023.  In December 2023, the Board of Directors authorized a program, effective January 1, 2024, to repurchase up to $10.0 million of the Corporation’s common stock through December 31, 2024 (the 2024 Repurchase

Program). Repurchases under the program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions, and there is no assurance that the Corporation will purchase any shares under the 2024 Repurchase Program.

On January 1, 2023, we adopted ASC 326. Regulatory capital rules permitted C&F Bank to phase-in the day-one effects of adopting ASC 326 over a 3-year transition period.  C&F Bank elected not to take the phase-in but rather to reduce its regulatory capital in the first quarter of 2023 for the day-one effects of adopting ASC 326 in the amount of $1.1 million, net of related income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements affecting the Corporation are described in Item 8. “Financial Statements and Supplementary Data” under the heading “Note 1: Summary of Significant Accounting Policies-Recent Significant Accounting Pronouncements.”

USE OF CERTAIN NON-GAAP FINANCIAL MEASURES

The accounting and reporting policies of the Corporation conform to GAAP in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of the Corporation’s performance. These include adjusted net income, adjusted earnings per share, adjusted ROE, adjusted ROA, ROTCE, adjusted ROTCE, tangible book value per share, price to tangible book value ratio and the following fully-taxable equivalent (FTE) measures:  interest income on loans-FTE, interest income on securities-FTE, total interest income-FTE and net interest income-FTE. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented.

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

TABLE 25: Non-GAAP Table

	For The Year Ended
	December 31,
(Dollars in thousands, except per share amounts)	2023	2022	2021
Adjusted Net Income and Adjusted Earnings Per Share
Net income, as reported	$23,746	$29,369	$29,123
Change in accounting policy election[1]	-	(2,151)	-
Branch consolidation[2]	-	(228)	(107)
Pension settlement accounting[3]	-	-	995
Adjusted net income	$23,746	$26,990	$30,011

Weighted average shares - basic and diluted	3,411,995	3,517,114	3,604,119

Earnings per share - basic and diluted, as reported	$6.92	$8.29	$7.95
Change in accounting policy election	-	(0.61)	-
Branch consolidation	-	(0.07)	(0.03)
Pension settlement accounting	-	-	0.28
Adjusted earnings per share - basic and diluted	$6.92	$7.61	$8.20

Adjusted Net Income, Community Banking Segment
Net income, community banking segment, as reported	$22,928	$24,374	$14,085
Change in accounting policy election[1]	-	(2,151)	-
Branch consolidation[2]	-	(228)	(107)
Pension settlement accounting[3]	-	-	995
Adjusted net income, community banking segment	$22,928	$21,995	$14,973

________________________

1	A change in accounting policy election for certain equity investments, primarily consisting of equity interests in an independent insurance agency and a full service title and settlement agency, resulted in fair value adjustments in the fourth quarter of 2022, which resulted in the one-time recognition of additional other income of $2.2 million, net of related income taxes of $572,000.
2	Branch consolidation are gains recognized on the sale of former bank branch locations subsequent to consolidation into nearby branches and are net of related income taxes of $61,000 for the year ended December 31, 2022. Branch consolidation charges consist of income tax benefits of $107,000 for the year ended December 31, 2021.
3	Pension settlement expense is net of related income tax benefits of $265,000 for the year ended December 31, 2021.

TABLE 25: Non-GAAP Table

	For The Year Ended
	December 31,
(Dollars in thousands, except per share amounts)	2023	2022	2021
Adjusted ROE
Average total equity, as reported	$203,261	$197,876	$197,204

ROE, as reported	11.68%	14.84%	14.77%
Adjusted ROE	11.68%	13.64%	15.22%

Adjusted ROA
Average total assets, as reported	$2,393,497	$2,319,683	$2,167,419

ROA, as reported	0.99%	1.27%	1.34%
Adjusted ROA	0.99%	1.16%	1.38%

Return on Average Tangible Common Equity and
Adjusted Return on Average Tangible Common Equity
Average total equity, as reported	$203,261	$197,876	$197,204
Average goodwill	(25,191)	(25,191)	(25,191)
Average other intangible assets	(1,538)	(1,820)	(2,127)
Average noncontrolling interest	(675)	(737)	(907)
Average tangible common equity	$175,857	$170,128	$168,979

Net income	$23,746	$29,369	$29,123
Amortization of intangibles	273	298	314
Net income attributable to noncontrolling interest	(142)	(210)	(456)
Net tangible income attributable to C&F Financial Corporation	$23,877	$29,457	$28,981

Adjusted net income	$23,746	$26,990	$30,011
Amortization of intangibles	273	298	314
Net income attributable to noncontrolling interest	(142)	(210)	(456)
Adjusted net tangible income attributable to C&F Financial Corporation	$23,877	$27,078	$29,869

Return on average tangible common equity	13.58%	17.31%	17.15%
Adjusted return on average tangible common equity	13.58%	15.92%	17.68%

	For The Year Ended
(Dollars in thousands, except per share amounts)	December 31,
Fully Taxable Equivalent Net Interest Income	2023	2022	2021
Interest income on loans	$110,938	$90,833	$88,118
FTE adjustment	208	154	97
FTE interest income on loans	$111,146	$90,987	$88,215

Interest income on securities	$11,954	$9,243	$5,356
FTE adjustment	756	431	445
FTE interest income on securities	$12,710	$9,674	$5,801

Total interest income	$124,137	$101,354	$93,728
FTE adjustment	964	585	542
FTE interest income	$125,101	$101,939	$94,270

Net interest income	$97,707	$93,464	$85,369
FTE adjustment	964	585	542
FTE net interest income	$98,671	$94,049	$85,911

TABLE 25: Non-GAAP Table

(Dollars in thousands, except per share amounts)	December 31,
Tangible Book Value Per Share	2023	2022
Equity attributable to C&F Financial Corporation	$216,878	$195,634
Less goodwill	25,191	25,191
Less other intangible assets	1,407	1,679
Tangible equity attributable to C&F Financial Corporation	$190,280	$168,764

Shares outstanding	3,374,098	3,476,614

Book value per share	$64.28	$56.27
Tangible book value per share	$56.40	$48.54

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

The simulation analysis results, based on a measurement date balance sheet as of December 31, 2023 and December 31, 2022 for hypothetical changes in net interest income over the next twelve months are presented in the table below.

 One-Year Net Interest Income Simulation (dollars in thousands)

	Hypothetical Change in Net
	Interest Income
	Over the Next Twelve Months
	as of
	December 31, 2023		December 31, 2022
Assumed Market Interest Rate Shift	Dollars	Percentage	Dollars	Percentage
-300 BP shock	$(8,372)	(8.22)%	$(10,597)	(9.16)%
-200 BP shock	(5,137)	(5.04)	(6,143)	(5.31)
-100 BP shock	(2,352)	(2.31)	(2,864)	(2.48)
+100 BP shock	1,081	1.06	1,403	1.21
+200 BP shock	2,094	2.06	2,747	2.37
+300 BP shock	3,013	2.96	4,021	3.48

These results indicate that the Corporation would expect net interest income to decrease over the next twelve months assuming an immediate downward shift in market interest rates of 100 BP to 300 BP and to increase if rates shifted upward to the same degree. The simulation analysis results show the Corporation is less asset sensitive as of December 31, 2023 compared to the results as of December 31, 2022 due primarily to shifts in the mix of earnings assets and in the mix of deposit.

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

Static EVE Change (dollars in thousands)

	Hypothetical Change in EVE
	as of
	December 31, 2023		December 31, 2022
Assumed Market Interest Rate Shift	Dollars	Percentage	Dollars	Percentage
-300 BP shock	$(28,719)	(7.51)%	$(76,481)	(17.76)%
-200 BP shock	(10,881)	(2.85)	(42,156)	(9.79)
-100 BP shock	(1,397)	(0.37)	(17,553)	(4.08)
+100 BP shock	(1,945)	(0.51)	10,547	2.45
+200 BP shock	(5,012)	(1.31)	18,038	4.19
+300 BP shock	(11,062)	(2.89)	22,632	5.25

These results as of December 31, 2023 indicate that the EVE would decrease assuming an immediate downward shift in market interest rates of 100 BP to 300 BP, and would decrease if rates immediately shifted upward 100 BP to 300 BP. As of December 31, 2023, the Corporation’s EVE is less asset sensitive compared to its position as of December 31, 2022 due primarily to the composition of its Consolidated Balance Sheets and the characteristics and assumptions of certain loans and deposit accounts.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except per share amounts)	2023	2022
Assets
Cash and due from banks	$16,382	$19,610
Interest-bearing deposits in other banks	58,777	7,051
Total cash and cash equivalents	75,159	26,661
Securities—available for sale at fair value, amortized cost of $494,092 and $557,128, respectively	462,444	512,591
Loans held for sale, at fair value	14,176	14,259
Loans, net of allowance for credit losses of $39,651 and $40,518, respectively	1,702,488	1,595,200
Restricted stock, at cost	2,925	1,120
Corporate premises and equipment, net	41,914	43,849
Accrued interest receivable	10,398	8,982
Goodwill	25,191	25,191
Other intangible assets, net	1,407	1,679
Bank-owned life insurance	21,464	20,909
Net deferred tax asset	18,731	22,014
Other assets	62,201	59,862
Total assets	$2,438,498	$2,332,317

Liabilities
Deposits
Noninterest-bearing demand deposits	$549,367	$605,210
Savings and interest-bearing demand deposits	843,564	1,017,356
Time deposits	673,199	381,294
Total deposits	2,066,130	2,003,860
Short-term borrowings	58,223	36,592
Long-term borrowings	25,894	30,106
Trust preferred capital notes	25,422	25,386
Accrued interest payable	3,493	950
Other liabilities	41,820	39,190
Total liabilities	2,220,982	2,136,084

Commitments and contingent liabilities (Note 18)

Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,374,098 and 3,476,614 shares issued and outstanding, respectively, includes 135,694 and 145,677 of unvested shares, respectively)	3,238	3,331
Additional paid-in capital	6,567	12,047
Retained earnings	233,760	217,214
Accumulated other comprehensive loss, net	(26,687)	(36,958)
Equity attributable to C&F Financial Corporation	216,878	195,634
Noncontrolling interest	638	599
Total equity	217,516	196,233
Total liabilities and equity	$2,438,498	$2,332,317

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2023	2022	2021
Interest income
Interest and fees on loans	$110,938	$90,833	$88,118
Interest on interest-bearing deposits and federal funds sold	1,245	1,278	254
Interest and dividends on securities
U.S. treasury, government agencies and corporations	3,491	2,859	705
Mortgage-backed securities	3,669	3,178	1,972
Tax-exempt obligations of states and political subdivisions	2,844	1,623	1,678
Taxable obligations of states and political subdivisions	726	656	386
Corporate and other	1,224	927	615
Total interest income	124,137	101,354	93,728
Interest expense
Savings and interest-bearing deposits	5,275	2,228	1,409
Time deposits	15,112	2,996	4,028
Borrowings	4,850	1,502	1,771
Trust preferred capital notes	1,193	1,164	1,151
Total interest expense	26,430	7,890	8,359
Net interest income	97,707	93,464	85,369
Provision for credit losses	8,275	3,172	575
Net interest income after provision for credit losses	89,432	90,292	84,794
Noninterest income
Gains on sales of loans	5,780	7,498	22,279
Interchange income	6,187	6,030	5,740
Service charges on deposit accounts	4,330	4,306	3,718
Investment income from other equity interests	677	3,138	456
Mortgage banking fee income	2,110	2,931	6,482
Wealth management services income, net	2,564	2,442	2,761
Mortgage lender services income	2,048	1,667	2,492
Other service charges and fees	1,643	1,577	1,585
Net (losses) gains on sales, maturities and calls of available for sale securities	(5)	—	42
Other income (loss), net	4,281	(377)	4,276
Total noninterest income	29,615	29,212	49,831
Noninterest expenses
Salaries and employee benefits	54,876	47,867	58,581
Occupancy	7,993	8,564	8,859
Data processing	10,874	10,514	11,088
Professional fees	2,752	2,767	3,066
Insurance expense	1,659	1,049	1,061
Marketing and advertising expenses	1,548	1,805	1,523
Mortgage banking loan processing expenses	1,048	1,682	3,128
Other	9,133	8,292	9,237
Total noninterest expenses	89,883	82,540	96,543
Income before income taxes	29,164	36,964	38,082
Income tax expense	5,418	7,595	8,959
Net income	23,746	29,369	$29,123
Less net income attributable to noncontrolling interest	142	210	456
Net income attributable to C&F Financial Corporation	$23,604	$29,159	$28,667
Net income per share - basic and diluted	$6.92	$8.29	$7.95

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Net income	$23,746	$29,369	$29,123
Other comprehensive income (loss), net of tax:
Securities available for sale	10,182	(35,621)	(3,960)
Defined benefit plan	484	(1,181)	2,930
Cash flow hedges	(395)	1,931	898
Other comprehensive income (loss), net of tax	10,271	(34,871)	(132)
Comprehensive income (loss)	34,017	(5,502)	28,991
Less comprehensive income attributable to noncontrolling interest	142	210	456
Comprehensive income (loss) attributable to C&F Financial Corporation	$33,875	$(5,712)	$28,535

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
(Dollars in thousands, except per share amounts)	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2020	$3,514	$21,427	$170,819	$(1,955)	666	$194,471
Comprehensive income:
Net income	—	—	28,667	—	456	29,123
Other comprehensive loss	—	—	—	(132)	—	(132)
Share-based compensation	—	1,697	—	—	—	1,697
Restricted stock vested	51	(51)	—	—	—	—
Common stock issued	5	183	—	—	—	188
Common stock purchased	(165)	(8,067)	—	—	—	(8,232)
Cash dividends declared ($1.58 per share)	—	—	(5,675)	—	—	(5,675)
Distributions to noncontrolling interest	—	—	—	—	(416)	(416)
Balance December 31, 2021	3,405	15,189	193,811	(2,087)	706	211,024
Comprehensive loss:
Net income	—	—	29,159	—	210	29,369
Other comprehensive loss	—	—	—	(34,871)	—	(34,871)
Share-based compensation	—	1,973	—	—	—	1,973
Restricted stock vested	26	(26)	—	—	—	—
Common stock issued	4	180	—	—	—	184
Common stock purchased	(104)	(5,269)	—	—	—	(5,373)
Cash dividends declared ($1.64 per share)	—	—	(5,756)	—	—	(5,756)
Distributions to noncontrolling interest	—	—	—	—	(317)	(317)
Balance December 31, 2022	$3,331	$12,047	$217,214	$(36,958)	$599	$196,233
Adoption of new accounting standard (Note 2)	—	—	(1,072)	—	—	(1,072)
Comprehensive income:
Net income	—	—	23,604	—	142	23,746
Other comprehensive income	—	—	—	10,271	—	10,271
Share-based compensation	—	1,994	—	—	—	1,994
Restricted stock vested	43	(43)	—	—	—	—
Common stock issued	3	188	—	—	—	191
Common stock purchased	(139)	(7,619)	—	—	—	(7,758)
Cash dividends declared ($1.76 per share)	—	—	(5,986)	—	—	(5,986)
Distributions to noncontrolling interest	—	—	—	—	(103)	(103)
Balance December 31, 2023	$3,238	$6,567	$233,760	$(26,687)	$638	$217,516

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Operating activities:
Net income	$23,746	$29,369	29,123
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,275	3,172	575
Accretion of certain acquisition-related discounts, net	(989)	(1,499)	(2,727)
Share-based compensation	1,994	1,973	1,697
Depreciation and amortization	3,879	4,356	4,741
Amortization of premiums and accretion of discounts on securities, net	1,493	2,292	3,550
Deferred income taxes	902	708	(90)
Reversal of provision for indemnifications	(585)	(858)	(104)
Income from bank-owned life insurance	(388)	(620)	(526)
Pension expense	925	639	2,131
Pension contribution	—	(2,000)	—
Proceeds from sales of loans held for sale	504,716	772,555	1,613,467
Origination of loans held for sale	(498,134)	(699,459)	(1,467,675)
Gains on sales of loans held for sale	(5,780)	(7,498)	(22,279)
Other gains, net	(44)	(3,173)	(591)
Change in other assets and liabilities:
Accrued interest receivable	(1,416)	(2,172)	1,293
Other assets	(1,641)	(2,700)	1,283
Accrued interest payable	2,543	235	(394)
Other liabilities	(685)	(4,761)	(6,087)
Net cash provided by operating activities	38,811	90,559	157,387
Investing activities:
Proceeds from sales, maturities and calls of securities available for sale and payments on mortgage-backed securities	100,812	55,328	114,019
Purchases of securities available for sale	(39,275)	(242,228)	(209,224)
Purchases of time deposits, net	(7)	(494)	5,930
Repayments on loans held for investment by non-bank affiliates	158,761	175,340	161,299
Purchases of loans held for investment by non-bank affiliates	(162,454)	(284,428)	(216,681)
Net increase in community banking loans held for investment	(110,885)	(116,663)	3,424
Purchases of corporate premises and equipment	(1,459)	(3,394)	(4,786)
Proceeds from sales of other real estate owned	—	1,967	1
Changes in collateral posted with other financial institutions, net	—	3,880	6,040
Other investing activities, net	(1,832)	(587)	1,285
Net cash used in investing activities	(56,339)	(411,279)	(138,693)
Financing activities:
Net (decrease) increase in demand and savings deposits	(229,634)	133,673	206,303
Net increase (decrease) in time deposits	291,904	(44,427)	(43,583)
Net increase in short-term borrowings	21,632	1,857	14,280
Repayments of long-term borrowings	(4,000)	—	—
Repurchases of common stock	(7,758)	(5,373)	(8,232)
Cash dividends paid	(5,986)	(5,756)	(5,675)
Other financing activities, net	(132)	(338)	(711)
Net cash provided by financing activities	66,026	79,636	162,382
Net increase (decrease) in cash and cash equivalents	48,498	(241,084)	181,076
Cash and cash equivalents at beginning of period	26,661	267,745	86,669
Cash and cash equivalents at end of period	$75,159	$26,661	$267,745
Supplemental cash flow disclosures:
Interest paid	$23,859	$7,699	$9,076
Income taxes paid	6,073	8,019	10,545
Supplemental disclosure of noncash investing and financing activities:
Transfers from corporate premises and equipment to other real estate owned	$—	423	—
Adoption of new accounting standard (Note 2)	1,072	—
Liabilities assumed to acquire right of use assets under operating leases	775	888	2,480
Transfers from loans held for sale to loans held for investment	—	1,425	2,764

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of C&F Financial Corporation (the Corporation), its direct wholly-owned subsidiary, Citizens and Farmers Bank (the Bank or C&F Bank), and indirect subsidiaries that are wholly-owned or controlled. Subsidiaries that are less than wholly owned are fully consolidated if they are controlled by the Corporation or one of its subsidiaries, and the portion of any subsidiary not owned by the Corporation is reported as noncontrolling interest. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, the Corporation owns all of the common stock of C&F Financial Statutory Trust I, C&F Financial Statutory Trust II, and Central Virginia Bankshares Statutory Trust I, all of which are unconsolidated subsidiaries. The subordinated debt owed to these trusts is reported as liabilities of the Corporation. The accounting and reporting policies of the Corporation conform to accounting principles generally accepted in the United States of America (GAAP) and to predominant practices within the banking industry.

Nature of Operations: The Corporation is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The Corporation owns all of the stock of its subsidiary, C&F Bank, which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia.

C&F Bank has five wholly-owned subsidiaries: C&F Mortgage Corporation (C&F Mortgage), C&F Finance Company (C&F Finance), C&F Wealth Management Corporation (C&F Wealth Management), C&F Insurance Services, Inc. (C&F Insurance), and CVB Title Services, Inc. (CVB Title), all incorporated under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, originates and sells residential mortgages, provides mortgage loan origination services to third-party lenders and, through its subsidiary Certified Appraisals LLC, provides ancillary mortgage loan production services for residential appraisals. C&F Mortgage owns a 51 percent interest in C&F Select LLC, which was organized in January 2019 and is also engaged in the business of originating and selling residential mortgages.  C&F Finance, acquired in September 2002, is a finance company purchasing automobile, marine and recreational vehicle (RV) loans through indirect lending programs. C&F Wealth Management, organized in April 1995, is a full-service brokerage firm offering a comprehensive range of wealth management services and insurance products through third-party service providers. C&F Insurance and CVB Title were organized for the primary purpose of owning equity interests in an independent insurance agency and a full service title and settlement agency, respectively. Business segment data is presented in Note 20.

Basis of Presentation: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses and evaluation of goodwill for impairment. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made.

Reclassification:  Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. None of these reclassifications are considered material.

Significant Group Concentrations of Credit Risk: States in which significant concentrations of the Corporation’s lending activities exist include Virginia, Georgia, Ohio, and Tennessee. At December 31, 2023, 52.7 percent of the Corporation’s loan portfolio consisted of commercial loans, which include loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property. In addition, 26.9 percent of the Corporation’s loan portfolio consisted of consumer finance loans to individuals, secured by automobiles and marine and RVs. The Corporation does not have any significant loan concentrations to any one customer. Additional information about the Corporation’s lending activities is presented in Note 4.

Cash and Cash Equivalents: For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash, balances due from banks, interest-bearing deposits in banks and federal funds sold, all of which mature within 90 days. The Bank had historically been required to maintain cash reserve balances on hand or with the Federal Reserve Bank (FRB). At December 31, 2023 there was no minimum reserve requirement as a result of a rule adopted by the FRB in March 2020 eliminating the reserve requirement.

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

Loans acquired in a business combination are recorded at estimated fair value on the date of acquisition. In the case of loans that have experienced more than insignificant deterioration in credit quality since origination as of the acquisition date, the loan’s amortized cost basis is increased above estimated fair value by the amount of expected credit losses as of the acquisition date, and a corresponding allowance for credit losses is also recorded. Any remaining non-credit discount or premium for such purchased loans with credit deterioration (or PCD loans) and any fair value discount or premium for non-PCD loans is accreted or amortized as an adjustment to yield over the estimated lives of the loans using the level-yield method. There is no allowance for credit losses established for non-PCD loans as part of a business combination.

Subsequent to a business combination, an allowance for credit losses for non-PCD loans is established through charges to earnings in the form of a provision for credit losses.

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

For commercial (except for loans to states and political subdivisions) and consumer loans, cash flow projections and estimated expected losses are based in part on twelve-month forecasts of the national unemployment rate that are reasonable and supportable and external observations of historical loan losses. Forecasts of the national unemployment rate are derived from the Federal Open Markets Committee of the Federal Reserve Board and incorporated into the estimate of expected credit losses using a statistical regression analysis. For periods beyond those for which reasonable and supportable forecasts are available, projections are based on a reversion of the national unemployment rate from the last forecast to a historical average level over the following six months. Cash flow projections and estimated expected losses for loans to states and political subdivisions are based on external loss observations for state and municipal debt obligations. For consumer finance loans, cash flow projections and estimated expected losses reflect historical average loss experience based on internal observations for auto loans and based on external loss observations for marine and RV loans.

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

●	Commercial loans are comprised of mortgage loans on commercial real estate, real estate acquisition, development and constructions loans, and other business lending, and carry risks associated with the successful operation of a business or a real estate project and changes in the value of collateral. In addition to other risks associated with the ownership of real estate, the repayment of these loans may be dependent upon the profitability and cash flows of the business or project. Construction loans, which include loans to individuals for the construction of a residence that generally will be occupied by the borrower, also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure unrelated to the project. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much precision.
●	Consumer loans are comprised primarily of residential mortgage loans and home equity lines secured by residential real estate and carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.
●	Consumer finance loans are comprised of indirect financing for purchases of automobiles and marine and RVs and carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral, which are typically rapidly-depreciating vehicles. Consumer finance loans are more likely than real estate loans to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy.

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

Repossessed Assets:  Repossessed assets primarily consist of vehicles repossessed by C&F Finance due to borrowers’ payment defaults.  The repossession process is generally initiated after a loan becomes more than 60 days delinquent.  Most customers have an opportunity to redeem their repossessed vehicles by paying all outstanding balances, including finance charges and fees.  Vehicles that are not redeemed within a prescribed waiting period following repossession are then reclassified from loans to repossessed assets available-for-sale (included in other assets) and recorded initially at fair value less estimated costs to sell.  The difference between the carrying amount of each loan and the fair value of the vehicle (i.e., the deficiency) is charged against the allowance for credit losses.  The waiting period is determined as the length of time after repossession that C&F Finance is prohibited to sell the vehicle under the laws of the state where the vehicle was repossessed. Accounts still in process of collection or for which the Corporation does not have the legal right to sell continue to be classified as loans until such legal authority is obtained.  At December 31, 2023, repossessed vehicles at fair value less estimated costs to sell included in other assets totaled $646,000, compared to $352,000 at December 31, 2022.

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

Recent Significant Accounting Pronouncements: In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.”  Subsequently, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This guidance provides temporary, optional expedients and exceptions to ease the potential burden in accounting for modifications of loan contracts, borrowings, hedging relationships and other transactions related to reference rate reform associated with the LIBOR transition if certain criteria are met. The amendments are effective as of March 12, 2020 through December 31, 2024 and can be adopted at an instrument level. The Corporation has utilized certain optional expedients and exceptions under Topic 848 in the case of modifications to certain loans, borrowings and cash flow hedges during 2022 and 2023. These modifications have not had and are not expected to have a material impact on the consolidated financial statements.

In November 2023, FASB issued ASU 2023-07, “Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures.” The amendments in ASU 2023-07 require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, require other segment items by reportable segment to be disclosed and a description of their composition, and require disclosure of the title and position of the chief operating decision maker and an explanation of how they use the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments apply to all public entities that are required to report segment information in accordance with Topic 280, “Segment Reporting,” and are effective for fiscal years beginning after December 15, 2023, and interim periods with fiscal years beginning after December 15, 2024.  Early adoption is permitted. The amendments are to be applied retrospectively to all prior periods presented. The Corporation does not expect the adoption of ASU 2023-07 to have a material effect on its consolidated financial statements.

In November 2023, FASB issued ASU 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures.” The amendments in ASU 2023-09 require that a public entity disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, the amount of income taxes paid disaggregated by federal, state and foreign taxes, and the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or granter than five percent of total income taxes paid. The amendments also require that entities disclose income from continuing operations before income tax expense disaggregated between domestic and foreign, as well as income tax expense from continuing operations disaggregated by federal, state and foreign. The amendments apply to all public entities that are subject to Topic 740, “Income Taxes,” and are effective for annual periods beginning after December 15, 2024.  Early adoption is permitted. The amendments are to be applied on a prospective basis; however, retrospective application is permitted. The Corporation does not expect the adoption of ASU 2023-09 to have a material effect on its consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not currently expected to have a material effect on the Corporation’s financial position, results of operations or cash flows.

NOTE 2:  Adoption of New Accounting Standards

On January 1, 2023, the Corporation adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief,” ASU 2019-10, “Financial instruments—Credit losses (Topic 326), Derivatives and hedging (Topic 815), and Leases (Topic 842)—Effective dates,” ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” ASU 2020-02, “Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842),” ASU 2020-03, “Codification Improvements to Financial Instruments”  and ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326) - Troubled Debt Restructurings and Vintage Disclosures” (collectively, ASC 326).

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

The amendments of ASC 326, upon adoption, were applied on a modified retrospective basis, recording an increase in the reported balance of loans and the allowance for credit losses on loans, recognizing a liability for credit losses on commitments to extend credit, and reducing total equity of both the Corporation and of C&F Bank, which resulted in a reduction of regulatory capital of C&F Bank.  As a result of adopting ASC 326, the Corporation recorded a decrease to opening retained earnings of $1.1 million, net of related income taxes.

ASC 326 also replaced the Corporation’s previous accounting policies for purchased credit-impaired (PCI) loans and troubled debt restructurings (TDRs). With the adoption of ASC 326, loans previously designated as PCI loans were designated as PCD loans. The Corporation adopted ASC 326 using the prospective transition approach for PCD loans that were previously identified as PCI and accounted for under ASC 310-30. On January 1, 2023, the Corporation’s PCD loans were adjusted to reflect the addition of $604,000 of expected credit losses to the amortized cost basis of the loans and a corresponding increase to the ACL. The remaining noncredit discount, the difference between the adjusted amortized cost basis and the outstanding principal balance on PCD loans, will be accreted into interest income over the estimated remaining lives of the loans using the effective interest rate method. The evaluation of the ACL will include PCD loans together with other loans that share similar risk characteristics, rather than using the separate pools that were used under PCI accounting. The adoption of ASC 326 also replaced previous TDR accounting guidance, and the evaluation of the ACL will include loans previously designated as TDRs together with other loans that share similar risk characteristics.

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

See Note 1 for accounting policies related to securities, loans held for investment, the allowance for credit losses on loans and the reserve for unfunded commitments which have been updated in connection with the adoption of ASC 326 and apply to periods beginning after December 31, 2022. Accounting policies applying to prior periods are described in our Annual Report on Form 10-K for the year ended December 31, 2022.

NOTE 3: Securities

On January 1, 2023, the Corporation adopted ASC 326, which made changes to accounting for available for sale debt securities whereby credit losses should be presented as an allowance, rather than as a write-down when management does not intend to sell and does not believe that it is more likely than not they will be required to sell prior to maturity. In addition, ASC 326 requires financial assets measured at amortized cost to measure an expected credit loss under the CECL methodology that requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. All securities information presented as of December 31, 2023 is in accordance with ASC 326. All securities information presented as of December 31, 2022 or a prior date is presented in accordance with previously applicable GAAP. For further discussion on the Corporation’s accounting policies and policy elections related to the accounting standard update refer to Note 1 and Note 2.

The Corporation’s debt securities, all of which are classified as available for sale, are summarized as follows:

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$45,883	$—	$(780)	$45,103
U.S. government agencies and corporations	96,407	—	(9,313)	87,094
Mortgage-backed securities	177,734	185	(16,223)	161,696
Obligations of states and political subdivisions	148,875	2,280	(4,044)	147,111
Corporate and other debt securities	25,193	—	(3,753)	21,440
	$494,092	$2,465	$(34,113)	$462,444

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$60,886	$—	$(2,053)	$58,833
U.S. government agencies and corporations	143,241	—	(12,967)	130,274
Mortgage-backed securities	200,393	65	(20,540)	179,918
Obligations of states and political subdivisions	127,317	300	(6,790)	120,827
Corporate and other debt securities	25,291	—	(2,552)	22,739
	$557,128	$365	$(44,902)	$512,591

The amortized cost and estimated fair value of securities at December 31, 2023 and 2022, by the earlier of contractual maturity or expected maturity, are shown below. The Corporation has elected to exclude accrued interest receivable, totaling $2.73 million at December 31, 2023, from the amortized cost basis of securities. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	December 31, 2023
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$113,791	$110,669
Due after one year through five years	181,243	166,910
Due after five years through ten years	118,265	105,879
Due after ten years	80,793	78,986
	$494,092	$462,444

The following table presents the gross realized gains and losses on and the proceeds from the sales, maturities and calls of securities. There were no sales of securities during the years ended December 31, 2023 and 2022. During the year ended December 31, 2021, $2.30 million of proceeds were related to sales of securities.

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Realized gains from sales, maturities and calls of securities:
Gross realized gains	$—	$—	$42
Gross realized losses	(5)	—	—
Net realized losses	$(5)	$—	$42
Proceeds from sales, maturities, calls and paydowns of securities	$100,812	$55,328	$114,019

The Corporation pledges securities primarily to secure municipal deposits, repurchase agreements and lines of credit that provide liquidity to the Corporation and C&F Bank. Securities with an aggregate amortized cost of $215.97 million and an aggregate fair value of $198.85 million were pledged at December 31, 2023. Securities with an aggregate amortized cost of $237.15 million and an aggregate fair value of $213.58 million were pledged at December 31, 2022.

Securities in an unrealized loss position at December 31, 2023, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	—	$45,103	$780	$45,103	$780
U.S. government agencies and corporations	—	—	87,094	9,313	87,094	9,313
Mortgage-backed securities	5,528	68	150,023	16,155	155,551	16,223
Obligations of states and political subdivisions	4,659	72	65,630	3,972	70,289	4,044
Corporate and other debt securities	3,386	364	18,054	3,389	21,440	3,753
Total temporarily impaired securities	$13,573	$504	$365,904	$33,609	$379,477	$34,113

There were 492 debt securities with a fair value below the amortized cost basis, totaling $379.48 million of aggregate fair value as of December 31, 2023. The Corporation concluded that a credit loss did not exist in its securities portfolio at December 31, 2023, and no impairment loss has been recognized based on the fact that (1) changes in fair value were caused primarily by fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) the Corporation intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Corporation will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Corporation’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

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

The Corporation’s investment in restricted stock totaled $2.93 million at December 31, 2023 and consisted of FHLB stock.  Restricted stock is generally viewed as a long-term investment, which is carried at cost because there is no market for the stock other than the FHLBs. Therefore, when evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing any temporary decline in value. The Corporation did not consider its investment in restricted stock to be impaired at December 31, 2023 and no impairment has been recognized.

NOTE 4: Loans

On January 1, 2023, the Corporation adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. For further discussion on the Corporation’s accounting policies and policy elections related to the accounting standard update see Note 1 and Note 2. All loan information presented as of December 31, 2023 is in accordance with ASC 326. All loan information presented as of December 31, 2022 or a prior date is presented in accordance with previously applicable GAAP.

The Corporation’s loans are stated at their face amount, net of deferred fees and costs and discounts, and consist of the classes of loans included in the table below. The Corporation has elected to exclude accrued interest receivable, totaling $7.65 million at December 31, 2023, from the recorded balance of loans.

	December 31,	December 31,
(Dollars in thousands)	2023	2022
Commercial real estate	$668,122	$592,301
Commercial business	115,348	118,605
Construction - commercial real estate	69,768	49,136
Land acquisition and development	29,064	37,537
Builder lines	24,668	34,538
Construction - consumer real estate	11,223	10,539
Residential mortgage	293,256	266,267
Equity lines	51,592	43,300
Other consumer	10,588	8,938
Consumer finance - automobiles	401,276	411,112
Consumer finance - marine and recreational vehicles	67,234	63,445
Subtotal	1,742,139	1,635,718
Less allowance for credit losses	(39,651)	(40,518)
Loans, net	$1,702,488	$1,595,200

Other consumer loans included $228,000 and $284,000 of demand deposit overdrafts at December 31, 2023 and 2022, respectively.

The following table shows the aging of the Corporation’s loan portfolio, by class, at December 31, 2023:

	30-59	60-89	90+				90+ Days
	Days	Days	Days	Total			Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current[1]	Total Loans	Accruing
Commercial real estate	$92	$—	$—	$92	$668,030	$668,122	$—
Commercial business	—	—	1	1	115,347	115,348	1
Construction - commercial real estate	—	—	—	—	69,768	69,768	—
Land acquisition and development	—	—	—	—	29,064	29,064	—
Builder lines	—	—	—	—	24,668	24,668	—
Construction - consumer real estate	—	—	—	—	11,223	11,223	—
Residential mortgage	1,643	387	273	2,303	290,953	293,256	89
Equity lines	215	103	115	433	51,159	51,592	38
Other consumer	3	—	9	12	10,576	10,588	—
Consumer finance - automobiles	15,263	2,628	892	18,783	382,493	401,276	—
Consumer finance - marine and recreational vehicles	282	115	—	397	66,837	67,234	—
Total	$17,498	$3,233	$1,290	$22,021	$1,720,118	$1,742,139	$128
1	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $113,000, 60-89 days past due of $22,000 and 90+ days past due of $1.16 million.

The following table shows the Corporation’s recorded balance of loans on nonaccrual status as of December 31, 2023 and December 31, 2022. The Corporation recognized no interest income on loans on nonaccrual status as of December 31, 2023 and had $19,000 of reversals of interest income upon placing loans on nonaccrual status during the year ended December 31, 2023. All nonaccrual loans at December 31, 2023 had an allowance for credit losses.

	December 31,	December 31,
(Dollars in thousands)	2023	2022
Residential mortgage	$320	$156
Equity lines	77	108
Other consumer	9	—
Consumer finance - automobiles	892	842
Consumer finance - marine and recreational vehicles	—	83
Total	$1,298	$1,189

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

The following table presents the amortized cost basis of loans as of December 31, 2023 that were both experiencing financial difficulty and modified during the year ended December 31, 2023.

	Year Ended December 31, 2023
		% of Total
		Class of
	Amortized	Financing
(Dollars in thousands)	Cost	Receivable
Term Extension
Commercial real estate	$1,127	0.2%
Commercial business	169	0.1
Residential mortgage	70	0.0
Total Term Extension	$1,366

Combination Term Extension and Interest Rate Reduction
Commercial real estate	45	0.0
Commercial business	174	0.2
Total Combination Term Extension and Interest Rate Reduction	$219
Total	$1,585	0.1%

The following table presents the financial effects of the loan modifications presented above to borrowers experiencing financial difficulty for the year ended December 31, 2023.

	Year Ended December 31, 2023
	Weighted-	Weighted-
	Average	Average
	Interest Rate	Term Extension
(Dollars in thousands)	Reduction	(in years)
Commercial real estate	0.75%	2.6
Commercial business	1.75	4.1
Residential mortgage	—	10.0
Total	1.54%	3.2

The Corporation closely monitors the performance of modified loans to understand the effectiveness of its modification efforts.  Upon the determination that all or a portion of a modified loan is uncollectible, that amount is charged against the allowance for credit losses. There were no payment defaults during the year ended December 31, 2023 of loans to borrowers experiencing financial difficulties that were modified during the previous twelve months, and all were current as of December 31, 2023.

Prior to the adoption of ASC 326

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting.  The outstanding principal balance and the carrying amount at December 31, 2022 of loans acquired in business combinations were as follows:

	December 31, 2022
	Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total
Outstanding principal balance	$4,522	$38,157	$42,679
Carrying amount
Real estate – residential mortgage	$300	$8,587	$8,887
Real estate – construction	—	—	—
Commercial, financial and agricultural[1]	1,114	23,023	24,137
Equity lines	15	5,047	5,062
Consumer	26	755	781
Total acquired loans	$1,455	$37,412	$38,867
1	Includes acquired loans classified by the Corporation as commercial real estate lending and commercial business lending.

The following table presents a summary of the change in the accretable yield of loans classified as PCI loans:

Year Ended December 31,
(Dollars in thousands)	2022
Accretable yield, balance at beginning of period	$3,111
Accretion	(1,566)
Reclassification of nonaccretable difference due to improvement in expected cash flows	1,921
Other changes, net	(222)
Accretable yield, balance at end of period	$3,244

The past due status of loans as of December 31, 2022 was as follows:

								90+ Days
	30 - 59 Days	60 - 89 Days	90+ Days	Total				Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	PCI	Current[1]	Total Loans	Accruing
Residential mortgage	$1,649	$452	$20	$2,121	$300	$263,846	$266,267	$—
Real estate – construction:
Construction - commercial real estate	—	—	—	—	—	49,136	49,136	—
Construction - consumer real estate	—	—	—	—	—	10,539	10,539	—
Commercial, financial and agricultural:
Commercial real estate	—	—	—	—	1,114	591,187	592,301	—
Land acquisition and development	—	—	—	—	—	37,537	37,537	—
Builder lines	—	—	—	—	—	34,538	34,538	—
Commercial business	—	1	—	1	—	118,604	118,605	—
Equity lines	—	39	—	39	15	43,246	43,300	—
Other consumer	9	—	191	200	26	8,712	8,938	191
Consumer finance:
Automobiles	10,557	1,570	842	12,969	—	398,143	411,112	—
Marine and recreational vehicles	114	35	83	232	—	63,213	63,445	—
Total	$12,329	$2,097	$1,136	$15,562	$1,455	$1,618,701	$1,635,718	$191
1For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $244,000 and 90+ days past due of $945,000.

Loan modifications that were classified as TDRs, and the recorded investment in those loans at the time of their modification, during the years ended December 31, 2022 and 2021 were as follows:

	2022		2021
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Loans	Investment	Loans	Investment
Real estate – residential mortgage	1	$45	1	$4
Total	1	$45	1	$4

One TDR during each of the years ended December 31, 2022 and 2021 included modifications of the loan’s payment structure.  There were no TDRs in the years ended December 31, 2022 or 2021 that included a reduction in principal or a modification of the loan’s interest rate as part of the loan’s modification.

All TDRs are considered impaired loans and are individually evaluated in the determination of the allowance for loan losses. A TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due.  The specific reserve associated with a TDR is reevaluated when a TDR payment default occurs. There were no TDR payment defaults during the years ended December 31, 2022 or 2021.

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

NOTE 5: Allowance for Credit Losses

On January 1, 2023, the Corporation adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost. For further discussion on the Corporation’s accounting policies and policy elections related to the accounting standard update see Note 1 and Note 2. All allowance for credit loss information presented as of December 31, 2023 is in accordance with ASC 326. All allowance for credit loss information presented as of December 31, 2022 or a prior date is presented in accordance with previously applicable GAAP.

The following table shows the allowance for credit losses activity by loan portfolio for the year ended  December 31, 2023:

			Consumer
(Dollars in thousands)	Commercial	Consumer	Finance	Total
Allowance for credit losses:
Balance at December 31, 2022	$11,219	$3,330	$25,969	$40,518
Impact of ASC 326 adoption on non-PCD loans	(617)	98	406	(113)
Impact of ASC 326 adoption on PCD loans	595	9	—	604
Provision charged to operations	978	498	6,650	8,126
Loans charged off	(16)	(356)	(13,743)	(14,115)
Recoveries of loans previously charged off	156	179	4,296	4,631
Balance at December 31, 2023	$12,315	$3,758	$23,578	$39,651

The following table presents a breakdown of the provision for credit losses for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Provision for credit losses:
Provision for loans	$8,126	$3,172	$575
Provision for unfunded commitments	149	—	—
Total	$8,275	$3,172	$575

Commercial and consumer loans are assigned loan classification ratings based on their credit quality and risk of loss. These loan ratings are reviewed on a quarterly basis and updated as new information becomes available. The characteristics of these loan ratings are as follows:

●	Pass rated loans are to persons or business entities with an acceptable financial condition, appropriate collateral margins, appropriate cash flow to service the existing loan, and an appropriate leverage ratio. The borrower has paid all obligations as agreed and it is expected that this type of payment history will continue. When necessary, acceptable personal guarantors support the loan.

●	Special mention loans have a specific, identified weakness in the borrower’s operations and in the borrower’s ability to generate positive cash flow on a sustained basis. The borrower’s recent payment history may be characterized by late payments. The Corporation’s risk exposure is mitigated by collateral supporting the loan. The collateral is considered to be well-margined, well-maintained, accessible and readily marketable.

●	Substandard loans are considered to have specific and well-defined weaknesses that jeopardize the viability of the Corporation’s credit extension. The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantor(s) to pay the loan may not adequately protect the Corporation. There is a distinct possibility that the Corporation will sustain some loss if the deficiencies associated with the loan are not corrected in the near term.

●	Substandard nonaccrual loans have the same characteristics as substandard loans, however, they have a nonaccrual classification because it is probable that the Corporation will not be able to collect all amounts due.

●	Doubtful rated loans have all the weaknesses inherent in a loan that is classified substandard but with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high.

●	Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

The table below details the recorded balance of the classes of loans within the commercial and consumer loan portfolios by loan rating and year of origination as of December 31, 2023:

							Revolving	Revolving
	Term Loans Recorded Balance by Origination Year						Loans	Loans
							Recorded	Converted
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Balance	to Term	Total
Commercial real estate:
Loan Rating
Pass	$81,324	$125,278	$155,805	$121,365	$37,383	$140,158	$—	$119	$661,432
Special Mention	—	—	5,731	—	—	959	—	—	6,690
Total	$81,324	$125,278	$161,536	$121,365	$37,383	$141,117	$—	$119	$668,122

Commercial business:
Loan Rating
Pass	$18,682	$18,190	$17,219	$12,062	$14,847	$15,339	$18,686	$261	$115,286
Special Mention	62	—	—	—	—	—	—	—	62
Total	$18,744	$18,190	$17,219	$12,062	$14,847	$15,339	$18,686	$261	$115,348

Construction - commercial real estate:
Loan Rating
Pass	$29,346	$36,907	$—	$3,515	$—	$—	$—	$—	$69,768
Total	$29,346	$36,907	$—	$3,515	$—	$—	$—	$—	$69,768

Land acquisition and development:
Loan Rating
Pass	$4,562	$4,665	$9,844	$9,993	$—	$—	$—	$—	$29,064
Total	$4,562	$4,665	$9,844	$9,993	$—	$—	$—	$—	$29,064

Builder lines:
Loan Rating
Pass	$17,919	$5,124	$1,221	$—	$404	$—	$—	$—	$24,668
Total	$17,919	$5,124	$1,221	$—	$404	$—	$—	$—	$24,668

Construction - consumer real estate:
Loan Rating
Pass	$7,889	$3,240	$—	$—	$—	$—	$94	$—	$11,223
Total	$7,889	$3,240	$—	$—	$—	$—	$94	$—	$11,223

Residential mortgage:
Loan Rating
Pass	$59,441	$91,086	$44,292	$40,089	$11,524	$46,192	$—	$—	$292,624
Special Mention	—	—	—	—	—	44	—	—	44
Substandard	—	—	—	103	—	165	—	—	268
Substandard Nonaccrual	—	—	—	—	62	258	—	—	320
Total	$59,441	$91,086	$44,292	$40,192	$11,586	$46,659	$—	$—	$293,256

Equity lines:
Loan Rating
Pass	$—	$—	$34	$70	$—	$857	$50,120	$344	$51,425
Special Mention	—	—	—	—	—	—	—	85	85
Substandard	—	—	—	—	5	—	—	—	5
Substandard Nonaccrual	—	—	—	—	—	9	—	68	77
Total	$—	$—	$34	$70	$5	$866	$50,120	$497	$51,592

Other consumer:
Loan Rating
Pass	$6,263	$2,762	$606	$282	$101	$519	$46	$—	$10,579
Substandard Nonaccrual	—	—	—	—	9	—	—	—	9
Total	$6,263	$2,762	$606	$282	$110	$519	$46	$—	$10,588

Total:
Loan Rating
Pass	$225,426	$287,252	$229,021	$187,376	$64,259	$203,065	$68,946	$724	$1,266,069
Special Mention	62	—	5,731	—	—	1,003	—	85	6,881
Substandard	—	—	—	103	5	165	—	—	273
Substandard Nonaccrual	—	—	—	—	71	267	—	68	406
Total	$225,488	$287,252	$234,752	$187,479	$64,335	$204,500	$68,946	$877	$1,273,629

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

The table below details the recorded balance of the classes of loans within the consumer finance loan portfolio by credit rating and year of origination as of December 31, 2023:

								Revolving
	Term Loans Recorded Balance by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total
Consumer finance - automobiles:
Credit rating
Very good	$14,916	$12,395	$4,291	$1,012	$277	$22	$—	$—	$32,913
Good	35,203	42,800	15,530	3,338	1,090	325	—	—	98,286
Fairly good	44,227	54,968	26,645	6,186	3,984	1,470	—	—	137,480
Fair	28,779	36,794	22,266	7,014	4,808	1,908	—	—	101,569
Marginal	6,359	8,956	7,715	3,322	2,832	1,844	—	—	31,028
Total	$129,484	$155,913	$76,447	$20,872	$12,991	$5,569	$—	$—	$401,276

Consumer finance - marine and recreational vehicles:
Credit rating
Very good	$7,481	$15,000	$9,857	$9,952	$2,518	$2,438	$—	$—	$47,246
Good	7,419	8,130	1,602	1,384	410	453	—	—	19,398
Fairly good	265	221	37	30	—	37	—	—	590
Total	$15,165	$23,351	$11,496	$11,366	$2,928	$2,928	$—	$—	$67,234

Total:
Credit rating
Very good	$22,397	$27,395	$14,148	$10,964	$2,795	$2,460	$—	$—	$80,159
Good	42,622	50,930	17,132	4,722	1,500	778	—	—	117,684
Fairly good	44,492	55,189	26,682	6,216	3,984	1,507	—	—	138,070
Fair	28,779	36,794	22,266	7,014	4,808	1,908	—	—	101,569
Marginal	6,359	8,956	7,715	3,322	2,832	1,844	—	—	31,028
Total	$144,649	$179,264	$87,943	$32,238	$15,919	$8,497	$—	$—	$468,510

The following table details the current period gross charge-offs of loans by year of origination for the year ended December 31, 2023:

								Revolving
	Current Period Gross Charge-offs by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total
Commercial business	$—	$16	$—	$—	$—	$—	$—	$—	$16
Residential mortgage	—	—	4	—	—	—	—	—	4
Equity lines	—	—	—	—	—	8	—	—	8
Other consumer[1]	308	28	—	3	2	3	—	—	344
Consumer finance - automobiles	1,246	6,169	3,783	833	735	716	—	—	13,482
Consumer finance - marine and recreational vehicles	—	127	51	40	6	37	—	—	261
Total	$1,554	$6,340	$3,838	$876	$743	$764	$—	$—	$14,115
1	Gross charge-offs of other consumer loans for the year ended December 31, 2023 included $308,000 of demand deposit overdrafts that originated in 2023.

Gross charge-offs increased for the year ended December 31, 2023 compared to the same period in 2022 due primarily to higher charge-offs within the consumer finance-automobile portfolio segment as a result of an increase in the number of delinquent loans, a decline in wholesale values of used automobiles from a recent peak during the COVID-19 pandemic and challenges in repossessing automobiles due to a decline in the number of repossession agencies, which results in a fully charged-off loan when the automobile cannot be repossessed.

As of December 31, 2023, the Corporation had no collateral dependent loans for which repayment was expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty.

Prior to the adoption of ASC 326

The following table presents the changes in the allowance for loan losses by major classification for the years ended December 31, 2022 and 2021:

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

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Allowance balance attributable to loans:
Individually evaluated for impairment	$51	$—	$—	$—	$—	$—	$51
Collectively evaluated for impairment	2,571	788	10,431	497	211	25,969	40,467
Acquired loans - PCI	—	—	—	—	—	—	—
Total allowance	$2,622	$788	$10,431	$497	$211	$25,969	$40,518
Loans:
Individually evaluated for impairment	$797	$—	$—	$26	$—	$—	$823
Collectively evaluated for impairment	265,170	59,675	781,867	43,259	8,912	474,557	1,633,440
Acquired loans - PCI	300	—	1,114	15	26	—	1,455
Total loans	$266,267	$59,675	$782,981	$43,300	$8,938	$474,557	$1,635,718

Loans by credit quality indicators as of December 31, 2022 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Residential mortgage	$264,891	$518	$702	$156	$266,267
Real estate – construction:
Construction - commercial real estate	49,136	—	—	—	49,136
Construction - consumer real estate	10,539	—	—	—	10,539
Commercial, financial and agricultural:
Commercial real estate	585,707	738	5,856	—	592,301
Land acquisition and development	37,537	—	—	—	37,537
Builder lines	34,538	—	—	—	34,538
Commercial business	118,605	—	—	—	118,605
Equity lines	43,147	40	5	108	43,300
Other consumer	8,747	191	—	—	8,938
	$1,152,847	$1,487	$6,563	$264	$1,161,161
1	At December 31, 2022, the Corporation did not have any loans classified as Doubtful or Loss.

		Non-
(Dollars in thousands)	Performing	Performing	Total
Consumer finance:
Automobiles	$410,270	$842	$411,112
Marine and recreational vehicles	63,362	83	63,445
	$473,632	$925	$474,557

NOTE 6: OREO

At both December 31, 2023 and 2022, the carrying amount of OREO was zero.  Changes in the balance for OREO are as follows:

	Year Ended December 31,
(Dollars in thousands)	2023	2022
Balance at the beginning of year, gross	$—	$835
Additions	—	423
Charge-offs	—	—
Sales proceeds	—	(1,547)
Gain on disposition	—	289
Balance at the end of year, gross	—	—
Less valuation allowance	—	—
Balance at the end of year, net	$—	$—

Changes in the allowance for OREO losses are as follows:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Balance at the beginning of year	$—	$—	$207
Provision for losses	—	—	(153)
Charge-offs, net	—	—	(54)
Balance at the end of year	$—	$—	$—

Net OREO gains of $289,000 were recognized upon the disposal of real estate in connection with the sale of former branch locations subsequent to consolidation into nearby branches and are included in other income (loss), net in the Consolidated Statements of Income for 2022.  Net OREO losses of $2,000 and gains of $379,000, including expenses associated with OREO properties, are included in other noninterest expense in the Consolidated Statements of Income for 2022 and 2021, respectively. There were no net OREO losses or expenses during 2023.

NOTE 7: Corporate Premises and Equipment

Major classifications of corporate premises and equipment are summarized as follows:

	December 31,
(Dollars in thousands)	2023	2022
Land	$9,024	$9,024
Buildings	49,732	48,537
Equipment, furniture and fixtures	23,557	23,613
	82,313	81,174
Less accumulated depreciation	(40,399)	(37,325)
	$41,914	$43,849

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $3.29 million, $3.74 million and $4.11 million, respectively.

NOTE 8: Goodwill and Other Intangible Assets

The carrying amount of goodwill was $25.19 million at December 31, 2023 and 2022. There were no changes in the recorded balance of goodwill during the years ended December 31, 2023, 2022 or 2021.

The Corporation had $1.41 million and $1.68 million of other intangible assets as of December 31, 2023 and 2022, respectively.  Other intangible assets were recognized in connection with the core deposits acquired from Peoples Bankshares, Incorporated (Peoples) in 2020 and customer relationships acquired by C&F Wealth Management in 2016.  The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets:

	December 31,		December 31,
	2023		2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Core deposit intangibles	$1,711	$(588)	$1,711	$(464)
Other amortizable intangibles	1,405	(1,121)	1,405	(973)
Total	$3,116	$(1,709)	$3,116	$(1,437)

Amortization expense was $272,000, $298,000 and $314,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

Estimated future amortization expense by year as of December 31, 2023 is as follows:

(Dollars in thousands)
2024	$260
2025	237
2026	101
2027	101
2028	101
Thereafter	606
Total	$1,407

NOTE 9: Leases

The Corporation’s leases comprise primarily leases of real estate and office equipment in which the Corporation is the lessee.  Lease cost for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Operating lease cost	$872	$1,008	$1,331
Finance lease cost:
Amortization of right-of-use asset	314	314	314
Interest on lease liability	121	125	129
Short-term lease cost	99	139	142
Variable lease cost	63	97	46
Total lease cost	$1,469	$1,683	$1,962

Interest on lease liability cost is included in “Interest expense – Borrowings” and all other lease costs are included in “Occupancy” on the Consolidated Statements of Income. Variable lease payments primarily represent payments for common area maintenance related to real estate leases, taxes and fees related to equipment leases that are not included in base rent payments and changes in lease payments that are adjusted for inflation.

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

	December 31,	December 31,
(Dollars in thousands)	2023	2022
Operating leases:
Right of use assets	$2,836	$2,887
Lease liabilities	2,877	2,965
Weighted average remaining lease term (years)	8.0	6.5
Weighted average discount rate	2.7%	1.6%

Finance leases:
Right of use assets	$5,251	$5,565
Lease liabilities	5,921	6,141
Weighted average remaining lease term (years)	16.5	17.5
Weighted average discount rate	2.0%	2.0%

Right of use assets are included in “Other Assets” on the Consolidated Balance Sheets.  Operating lease liabilities are included in “Other Liabilities,” and Finance lease liabilities are included in “Long-term Borrowings” in the Consolidated Balance Sheets.  During the years ended December 31, 2023, 2022 and 2021, the Corporation obtained right-of-use assets in exchange for lease liabilities in operating leases of $775,000, $888,000 and $2.48 million, respectively.

Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2023, 2022 and 2021 is set forth in the table below.  In addition to the amounts paid shown below, the Corporation received lease incentives of $37,000 related to operating leases during the year ended December 31, 2022.

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Operating leases:
Operating cash flows	$905	$1,823	$1,313
Finance leases:
Operating cash flows	121	125	129
Financing cash flows	220	440	195
Total cash flows	$1,246	$2,388	$1,637

Maturities of the Corporation’s lease liabilities are as follows:

	December 31, 2023
(Dollars in thousands)	Operating Leases	Finance Leases
2024	$799	$315
2025	609	355
2026	398	364
2027	164	373
2028	122	382
Thereafter	1,154	5,255
Total	3,246	7,044
Imputed interest	(369)	(1,123)
Lease liabilities	$2,877	$5,921

NOTE 10: Time Deposits

Time deposits are summarized as follows:

	December 31,
(Dollars in thousands)	2023	2022
Certificates of deposit, over $250	$226,423	$105,678
Other time deposits	446,776	275,616
	$673,199	$381,294

Remaining maturities on time deposits are as follows:

(Dollars in thousands)	December 31, 2023
2024	$631,296
2025	28,021
2026	5,720
2027	5,217
2028	2,197
Thereafter	748
$673,199

NOTE 11: Borrowings

The table below presents selected information on short-term borrowings:

	December 31,
(Dollars in thousands)	2023	2022
Balance outstanding at year end[1]	$58,223	$36,592
Maximum balance at any month end during the year	$145,579	$38,051
Average balance for the year	$96,882	$35,630
Weighted average rate for the year	3.79%	0.51%
Weighted average rate on borrowings at year end	3.00%	0.97%
Estimated fair value at year end	$55,732	$33,616
1	Consists of $30.71 million of repurchase transactions with customers, which generally mature the day following the day sold and are secured by investment securities, $27.50 million with the FHLB, and $18,000 of overnight fed funds borrowings with correspondent banks at December 31, 2023. Consists of $34.48 million of repurchase transaction with customers and $2.11 million of overnight borrowings with the Federal Reserve Bank at December 31, 2022.

Long-term borrowings at December 31, 2023 were comprised of $20.00 million of the Corporation’s subordinated notes due in 2030 (the 2030 Subordinated Notes).  The 2030 Subordinated Notes bear interest at a fixed rate of 4.875 percent until September 2025 and at the three month SOFR plus 475.5 basis points thereafter.  The 2030 Subordinated Notes may be redeemed at the option of the Corporation at any time beginning in September 2025.  The Corporation repaid $4.00 million of subordinated notes during the second quarter of 2023. The subordinated notes of the Corporation rank junior to all existing and future senior indebtedness of the Corporation and are structurally subordinated to all existing and future debt and liabilities of the Bank and its subsidiaries.  These borrowings are presented in the Consolidated Balance Sheets net of issuance costs and, as applicable, acquisition premium.

The Corporation’s available sources of credit for future borrowings total approximately $550.11 million at December 31, 2023, which consisted of $200.88 million available from the FHLB, $219.24 million available from the FRB, $94.98 million under unsecured federal funds agreements with third party financial institutions and $35.00 million in repurchase lines of credit with third party financial institutions.  Credit available from the FHLB is secured by a blanket floating lien on all qualifying closed-end and revolving, open-end loans of C&F Bank secured by 1-4 family residential properties.  Credit available from the FRB is secured by liens on specific loans of C&F Bank. Additional loans and securities are available that can be pledged as collateral for future borrowings from the FRB or the FHLB above the current lendable collateral value.

C&F Financial Statutory Trust I (Trust I), C&F Financial Statutory Trust II (Trust II) and Central Virginia Bankshares Statutory Trust I (CVBK Trust I) are wholly-owned non-operating subsidiaries of the Corporation, formed for the purpose of issuing trust preferred capital securities. Collectively, these trusts have issued $25.00 million of trust preferred capital securities to institutional investors through private placements and $775,000 in common equity that is held by the Corporation.  Trust preferred capital securities of $5.00 million issued by CVBK Trust I, $10.00 million issued by Trust I, and $10.00 million issued by Trust II mature in 2033, 2035 and 2037, respectively, and are redeemable at the Corporation’s option.  Each of the trusts is required to make quarterly distributions to the holders of the securities at a rate based on the three-month SOFR plus a spread of between 1.57 percent and 3.15 percent.  During 2023, 2022 and 2021, the Corporation used interest rate swaps in designated cash flow hedges of interest payments on the trust preferred capital securities to mitigate the effects of changes in interest rates.  At December 31, 2023, the effect of the interest rate swaps was a fixed rate of interest on the securities issued by CVBK Trust I, Trust I and Trust II of 4.64 percent, 3.32 percent and 5.10 percent, respectively.  The principal assets of CVBK Trust I, Trust I and Trust II are trust preferred capital notes of the Corporation of $5.16 million, $10.31 million and $10.31 million, respectively, which have like maturities and like interest rates to the trust preferred capital securities. The interest payments by the Corporation on the notes will be used by the trusts to pay the quarterly distributions on the trust preferred capital securities.  The trusts are unconsolidated subsidiaries of the Corporation, and the Corporation’s trust preferred capital notes are presented as liabilities in the Consolidated Balance Sheets net of acquisition discount, as applicable.

Subject to certain exceptions and limitations, the Corporation may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related capital securities.

NOTE 12: Equity, Other Comprehensive Income and Earnings Per Share

Equity and Noncontrolling Interest

The Board of Directors authorized a program, effective December 1, 2022, to repurchase up to $10.0 million of the Corporation’s common stock through December 31, 2023 (the 2022 Repurchase Program). During the year ended December 31, 2023, the Corporation repurchased 127,364 shares, in the amount of $7.05 million, of its common stock under the 2022 Repurchase Program.  As of December 31, 2023, the Corporation made aggregate common stock repurchases of 135,327 shares for an aggregate amount repurchased of $7.51 million under the 2022 Repurchase Program. The 2022 Repurchase Program expired on December 31, 2023. In December 2023, the Board of Directors authorized a program, effective January 1, 2024, to repurchase up to $10.0 million of the Corporation’s common stock through December 31, 2024.

The Corporation’s previous share repurchase program, which was authorized by the Board of Directors in November 2021, expired on November 30, 2022. As of December 31, 2022, the Corporation made aggregate common stock repurchases of 89,373 shares for an aggregate amount repurchased of $4.6 million under the previous share repurchase program.

During the year ended December 31, 2021, the Corporation repurchased 145,185 shares of its common stock, for an aggregate cost of $7.31 million under share repurchase programs authorized by its Board of Directors.

Additionally, during the years ended December 31, 2023, 2022 and 2021, the Corporation withheld 12,039 shares, 7,696 shares and 19,554 shares of its common stock, respectively, from employees to satisfy tax withholding obligations upon vesting of restricted stock.

Noncontrolling interest represents an ownership interest in C&F Select LLC, a subsidiary of C&F Mortgage, held by an unrelated investor.

Accumulated Other Comprehensive Income (Loss), Net

Changes in each component of accumulated other comprehensive loss were as follows for the years ended December 31, 2023, 2022 and 2021:

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at December 31, 2022	$(35,184)	$(3,236)	$1,462	$(36,958)

Other comprehensive income (loss) arising during the period	12,883	508	(526)	12,865
Related income tax effects	(2,705)	(106)	135	(2,676)
	10,178	402	(391)	10,189

Reclassifications into net income	5	104	(6)	103
Related income tax effects	(1)	(22)	2	(21)
	4	82	(4)	82

Other comprehensive income (loss), net of tax	10,182	484	(395)	10,271

Accumulated other comprehensive (loss) income at December 31, 2023	$(25,002)	$(2,752)	$1,067	$(26,687)

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive income (loss) at December 31, 2021	$437	$(2,055)	$(469)	$(2,087)

Other comprehensive (loss) income arising during the period	(45,090)	(1,465)	2,607	(43,948)
Related income tax effects	9,469	308	(671)	9,106
	(35,621)	(1,157)	1,936	(34,842)

Reclassifications into net income	—	(30)	(7)	(37)
Related income tax effects	—	6	2	8
	—	(24)	(5)	(29)

Other comprehensive (loss) income, net of tax	(35,621)	(1,181)	1,931	(34,871)

Accumulated other comprehensive (loss) income at December 31, 2022	$(35,184)	$(3,236)	$1,462	$(36,958)

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive income (loss) at December 31, 2020	$4,397	$(4,985)	$(1,367)	$(1,955)

Other comprehensive (loss) income arising during the period	(4,971)	2,274	1,216	(1,481)
Related income tax effects	1,044	(478)	(313)	253
	(3,927)	1,796	903	(1,228)

Reclassifications into net income	(42)	1,436	(7)	1,387
Related income tax effects	9	(302)	2	(291)
	(33)	1,134	(5)	1,096

Other comprehensive (loss) income, net of tax	(3,960)	2,930	898	(132)

Accumulated other comprehensive income (loss) at December 31, 2021	$437	$(2,055)	$(469)	$(2,087)

The following table provides information regarding the reclassifications from accumulated other comprehensive loss into net income for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,			Line Item In the Consolidated
(Dollars in thousands)	2023	2022	2021	Statements of Income
Securities available for sale:
Reclassification of net realized losses into net income	$(5)	$—	$42	Net losses on sales, maturities and calls of available for sale securities
Related income tax effects	1	—	(9)	Income tax expense
	(4)	—	33	Net of tax

Defined benefit plan:[1]
Reclassification of recognized net actuarial losses into net income	(171)	(38)	(1,504)	Noninterest expenses - Other
Amortization of prior service credit into net income	67	68	68	Noninterest expenses - Other
Related income tax effects	22	(6)	302	Income tax expense
	(82)	24	(1,134)	Net of tax

Cash flow hedges:
Amortization of hedging gains into net income	6	7	7	Interest expense - Trust preferred capital notes
Related income tax effects	(2)	(2)	(2)	Income tax expense
	4	5	5	Net of tax

Total reclassifications into net income	$(82)	$29	$(1,096)
1See “Note 14: Employee Benefit Plans,” for additional information.

Earnings Per Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Net income attributable to C&F Financial Corporation	$23,604	$29,159	$28,667
Weighted average shares outstanding—basic and diluted	3,411,995	3,517,114	3,604,119

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

NOTE 13: Income Taxes

Principal components of income tax expense as reflected in the Consolidated Statements of Income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Current taxes	$4,832	$6,887	$9,049
Deferred taxes	586	708	(90)
	$5,418	$7,595	$8,959

Income tax expense for the years ended December 31, 2023, 2022 and 2021 differed from the federal statutory rate applied to income before income taxes for the following reasons:

	Year Ended December 31,
	2023		2022		2021
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Income tax at statutory rates	$6,124	21.0%	$7,762	21.0%	$7,997	21.0%
State income taxes	82	0.3	536	1.5	1,340	3.5
Tax-exempt interest income	(582)	(2.0)	(427)	(1.1)	(396)	(1.0)
Excess compensation	38	0.1	—	—	571	1.5
Income from bank-owned life insurance	(104)	(0.4)	(130)	(0.4)	(110)	(0.3)
Investments in qualified housing projects	(75)	(0.3)	(56)	(0.2)	(48)	(0.1)
Share based compensation	(114)	(0.4)	(37)	(0.1)	(83)	(0.2)
Contribution of real property	—	—	—	—	(107)	(0.3)
Other	49	0.2	(53)	(0.1)	(205)	(0.5)
	$5,418	18.5%	$7,595	20.6%	$8,959	23.6%

The Corporation’s net deferred income taxes totaled $18.73 million and $22.01 million at December 31, 2023 and 2022, respectively. The tax effects of each type of significant item that gave rise to deferred taxes are:

	December 31,
(Dollars in thousands)	2023	2022
Deferred tax assets
Allowances for credit losses and reserve for unfunded commitments	$10,123	$10,108
Net unrealized loss on securities available for sale	6,646	9,353
Nonqualified deferred compensation plan	3,969	4,128
Lease liabilities	1,877	1,967
Fair value adjustments related to business combinations	377	711
Share-based compensation	857	897
Reserve for indemnification losses	433	586
Accrued expenses	562	396
Other	778	845
Deferred tax assets	25,622	28,991
Deferred tax liabilities
Goodwill and other intangible assets	(3,027)	(3,068)
Right of use assets	(1,728)	(1,830)
Depreciation	(1,175)	(917)
Defined benefit plan	(583)	(649)
Cash flow hedges	(378)	(513)
Deferred tax liabilities	(6,891)	(6,977)
Net deferred tax assets	$18,731	$22,014

The Corporation files income tax returns in the U.S. federal jurisdiction and several states. With few exceptions, the Corporation is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2020.

NOTE 14: Employee Benefit Plans

The Corporation’s subsidiaries maintain defined contribution plans that provide the opportunity for voluntary tax-qualified deferral to substantially all of its full-time employees who are at least 18 years of age.  These plans also provide for employer contributions as a discretionary or non-discretionary matching contribution and in some cases as a discretionary profit-sharing contribution to the account of each participant.  The total expense recognized in connection with these qualified defined contribution plans for 2023, 2022 and 2021 were $1.55 million, $1.44 million and $2.03 million, respectively.

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

The Corporation has a nonqualified deferred compensation plan for certain executives. The plan allows for elective deferrals of salary, bonus and commissions. The plan also allows for discretionary employer contributions to enhance retirement benefits by supplementing the benefits provided under tax-qualified plans. Expenses under this plan were $325,000, $345,000 and $296,000 in 2023, 2022 and 2021, respectively.  The deferred compensation liability under the nonqualified plan is not required to be funded, however, the currently liability is funded and held in a rabbi trust and invested according to participant elections. These investments are included in other assets and the related liability is included in other liabilities.

In 2014, the Corporation approved an additional compensation benefit for the Corporation’s Chief Executive Officer at the time to provide post-retirement medical and dental coverage for him and his spouse for life.  Expense recognized for this arrangement in 2022 and 2021 were $10,000 and $15,000, respectively.  There was no expense recognized in the year ended December 31, 2023, with all estimated amounts having been accrued. The remaining related liability is included in other liabilities.

The following table summarizes the projected benefit obligations, plan assets, funded status and related assumptions associated with the Cash Balance Plan based upon actuarial valuations.

	December 31,
(Dollars in thousands)	2023	2022
Change in benefit obligation
Projected benefit obligation, beginning	$15,267	$20,247
Service cost	1,377	1,837
Interest cost	728	492
Actuarial loss (gain)	527	(5,190)
Benefits paid	(1,087)	(2,119)
Projected benefit obligation, ending	16,812	15,267
Change in plan assets
Fair value of plan assets, beginning	18,356	23,470
Actual return on plan assets	2,319	(4,995)
Employer contributions	—	2,000
Benefits paid	(1,087)	(2,119)
Fair value of plan assets, ending	19,588	18,356
Funded status	$2,776	$3,089
Amounts recognized as an other asset	$2,776	$3,089
Amounts recognized in accumulated other comprehensive loss
Net loss	$3,718	$4,397
Prior service credits	(235)	(302)
Deferred taxes	(731)	(859)
Total recognized in accumulated other comprehensive loss	$2,752	$3,236
Weighted-average assumptions for benefit obligation at valuation date
Discount rate	4.7%	4.9%
Rate of compensation increase	3.0	3.0
Interest crediting rate	5.0	5.0

The accumulated benefit obligation was $16.81 million and $15.27 million as of the actuarial valuation dates December 31, 2023 and 2022, respectively. The actuarial loss of $527,000 on the projected benefit obligation for 2023 and the actuarial gain of $5.19 million on the projected benefit obligation for 2022 were due primarily to fluctuations in the discount rate as well as demographic changes in the population.

The Cash Balance Plan contains provisions that allow participants the option of receiving their pension benefits in a lump sum upon retirement or, in certain cases, prior to retirement. The Corporation’s accounting policy is to record these payments as a settlement only if, in the aggregate for a given year, they exceed the sum of the annual service cost and interest cost for the Cash Balance Plan.  During the year ended December 31, 2021, lump sum pension settlement payments to retired and active participants totaled $5.37 million, which exceeded the settlement threshold, and as a result, the Corporation recognized non-cash settlement charges totaling $1.26 million before income taxes during 2021.  The non-cash charge accelerated the recognition of a portion of previously unrecognized net actuarial losses in accumulated other comprehensive loss. There were no lump sum pension settlement payments which exceeded the settlement threshold during 2023 or 2022.

The following table summarizes the components of net periodic benefit cost and related assumptions associated with the Cash Balance Plan.

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Components of net periodic benefit cost:
Service cost, included in salaries and employee benefits	$1,377	$1,837	$1,970

Other components of net periodic benefit cost:
Interest cost	728	492	458
Expected return on plan assets	(1,284)	(1,660)	(1,733)
Amortization of prior service credit	(67)	(68)	(68)
Pension settlement charges	—	—	1,261
Recognized net actuarial losses	171	38	243
Other components of net periodic benefit cost, included in other noninterest expense	(452)	(1,198)	161

Net periodic benefit cost	$925	$639	$2,131

	January 1,
	2023	2022	2021
Weighted-average assumptions for net periodic benefit cost
Discount rate	4.9%	2.5%	2.1%
Expected return on plan assets	7.3	7.3	7.3
Rate of compensation increase	3.0	3.0	3.0
Interest crediting rate	5.0	5.0	5.0

The benefits expected to be paid by the plan in the next ten years are as follows:

(Dollars in thousands)
2024	$1,429
2025	663
2026	968
2027	928
2028	1,767
2029 – 2033	10,679

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

C&F Bank’s defined benefit pension plan’s weighted average asset allocations by asset category are as follows:

	December 31,
	2023	2022
Mutual funds-fixed income	40%	38%
Mutual funds-equity	60	62
Cash and equivalents	*	*
	100%	100%

* Less than one percent.

The following table summarizes the fair value of the defined benefit plan assets as of December 31, 2023 and 2022. For more information about fair value measurements, see “Note 19: Fair Value of Assets and Liabilities.”

	December 31, 2023
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Mutual funds-fixed income [1]	$7,835	$—	$—	$7,835
Mutual funds-equity [2]	11,753	—	—	11,753
Cash and equivalents [3]	—	—	—	—
Total pension plan assets	$19,588	$—	$—	$19,588

	December 31, 2022
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Mutual funds-fixed income [1]	$6,975	$—	$—	$6,975
Mutual funds-equity [2]	11,381	—	—	11,381
Cash and equivalents [3]	—	—	—	—
Total pension plan assets	$18,356	$—	$—	$18,356
1	This category includes investments in mutual funds focused on fixed income securities with both short-term and long-term investments. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the funds.
2	This category includes investments in mutual funds focused on equity securities with a diversified portfolio and includes investments in large cap and small cap funds, growth funds, international focused funds and value funds. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the funds.
3	This category comprises cash and short-term cash equivalent funds. The funds are valued at cost which approximates fair value.

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

NOTE 15: Related Party Transactions

Loans outstanding to the Corporation’s management, including directors and senior officers and certain of their affiliates, totaled $1.21 million and $1.53 million at December 31, 2023 and 2022, respectively.  For the year ended December 31, 2023, the Corporation made $32,000 new loan advances to directors and senior officers and received repayments totaling $355,000. Total deposits of directors and senior officers and their related interests were $4.91 million and $5.02 million at December 31, 2023 and 2022, respectively.  In the opinion of management, these transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates, collateral and repayment terms, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management and the Corporation’s Board of Directors, do not involve more than normal risk or present other unfavorable features.

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

Prior to the approval of the 2022 Plan, the Corporation granted equity awards under the 2013 Stock and Incentive Compensation Plan, (the 2013 Plan).  The 2013 Plan authorized the Corporation to issue equity awards in the form of stock options, tandem stock appreciation rights, restricted stock, restricted stock units and/or other stock-based awards. All equity awards under the 2013 Plan were issued in the form of restricted stock.

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

	2023		2022		2021
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of year	145,677	$48.88	140,577	$48.57	155,945	$48.52
Granted	36,945	62.87	36,435	54.18	41,912	47.83
Vested	(43,383)	50.59	(26,200)	54.73	(51,305)	48.11
Cancelled	(3,545)	49.37	(5,135)	48.28	(5,975)	45.87
Nonvested at end of year	135,694	52.13	145,677	48.88	140,577	48.57

The fair value of shares that vested during the years ended December 31, 2023, 2022 and 2021 were $2.52 million, $1.39 million, and $2.42 million, respectively.  Compensation is accounted for using the fair value of the Corporation’s common stock on the date the restricted shares are awarded. Compensation expense is charged to income ratably over the required service periods and was $1.99 million ($1.35 million after income taxes) in 2023, $1.97 million ($1.42 million after income taxes) in 2022 and $1.70 million ($1.16 million after income taxes) in 2021. As of December 31, 2023, there was $3.67 million of total unrecognized compensation cost related to restricted stock granted under the plan. This amount is expected to be recognized through 2028.

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

As of December 31, 2023, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized under regulations applicable at December 31, 2023, the Bank was required to maintain minimum total risk-based, Tier 1 risk-based, CET1 risk-based and Tier 1 leverage ratios as set forth in the tables below. The total capital ratio, Tier 1 capital ratio and CET1 ratio are calculated as a percentage of risk-weighted assets.  The Tier 1 leverage ratio is calculated as a percentage of average tangible assets.

The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2023 and 2022 are presented in the following tables along with regulatory requirements for the Bank and requirements that apply to bank holding companies that are subject to regulatory capital requirements for bank holding companies. The Corporation’s consolidated capital is determined under regulations that apply to bank holding companies that are not small bank holding companies.  Although the minimum regulatory capital requirements are not applicable to the Corporation, the Corporation calculates these ratios for its own planning and monitoring purposes. Total risk-weighted assets at December 31, 2023 for the Corporation were $1.95 billion and for the Bank were $1.92 billion.  Total risk-weighted assets at December 31, 2022 for the Corporation were $1.82 billion and for the Bank were $1.80 billion. Management believes that, as of December 31, 2023, the Bank met all capital adequacy requirements to which it is subject.

	December 31, 2023
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$289,396	14.8%	$155,927	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	244,830	12.6	116,945	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	219,830	11.3	87,709	4.5		N/A	N/A
Tier 1 leverage ratio	244,830	10.1	97,449	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$271,952	14.1%	$153,816	8.0%		$192,270	10.0%
Tier 1 risk-based capital ratio	247,712	12.9	115,362	6.0		153,816	8.0
Common Equity Tier 1 capital ratio	247,712	12.9	86,522	4.5		124,976	6.5
Tier 1 leverage ratio	247,712	10.3	96,655	4.0		120,819	5.0

	December 31, 2022
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$280,606	15.4%	$145,958	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	233,581	12.8	109,468	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	208,581	11.4	82,101	4.5		N/A	N/A
Tier 1 leverage ratio	233,581	9.9	94,562	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$255,719	14.2%	$144,074	8.0%		$180,093	10.0%
Tier 1 risk-based capital ratio	232,985	12.9	108,056	6.0		144,074	8.0
Common Equity Tier 1 capital ratio	232,985	12.9	81,042	4.5		117,060	6.5
Tier 1 leverage ratio	232,985	9.9	93,856	4.0		117,320	5.0

The Basel III rules established a “capital conservation buffer” of additional capital of 2.5 percent above the regulatory minimum risk-based capital ratios, which is not included in the tables above.  Including the capital conservation buffer, the minimum ratios are a common equity Tier 1 risk-based capital ratio of 7.0 percent, a Tier 1 risk-based capital ratio of 8.5 percent and a total risk-based capital ratio of 10.5 percent.  The Corporation and the Bank exceeded these ratios at December 31, 2023 and 2022.

Between 2003 and 2007, the Corporation’s statutory business trusts issued $25.00 million of aggregate trust preferred securities. Based on the Corporation’s Tier 1 capital levels, the entire $25.00 million of trust preferred securities was included in the Corporation’s Tier 1 capital as of December 31, 2023 and 2022. The Corporation’s 2030 Subordinated Notes, issued in 2020, qualifies for inclusion in Tier 2 capital of the Corporation as of December 31, 2023. The Corporation’s 2028 Subordinated Notes, assumed upon the acquisition of Peoples in 2020, and the Corporation’s 2030 Subordinated Notes each qualified for inclusion in Tier 2 capital of the Corporation as of December 31, 2022. The Corporation repaid the $4.0 million 2028 Subordinated Notes during the second quarter of 2023. In each case, the amount included in regulatory capital with respect to trust preferred securities or subordinated notes may be reduced as those instruments near maturity.

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit-worthiness on a case-by-case basis.  The amount of loan commitments at the Bank was $413.53 million at

December 31, 2023 and $394.75 million at December 31, 2022, which does not include IRLCs at the mortgage banking segment, which are discussed in Note 21.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $7.91 million at December 31, 2023 and $16.26 million at December 31, 2022.

The mortgage banking segment sells the majority of the residential mortgage loans it originates to third-party investors.  Additionally, the community banking segment purchases residential mortgage loans from the mortgage banking segment under terms and conditions similar to third-party investors. As is customary in the industry, the agreements with these investors require the mortgage banking segment to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the investors are entitled to make loss claims and repurchase requests of the mortgage banking segment for loans that contain covered deficiencies. The mortgage banking segment has obtained early payment default recourse waivers for a portion of its business. Recourse periods for early payment default for the remaining investors vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. The mortgage banking segment maintains an allowance for indemnifications that represents management’s estimate of losses that are probable of arising under these recourse provisions. As performance data for loans that have been sold is not made available to the mortgage banking segment by the investors, the estimate of potential losses is inherently subjective and is based on historical indemnification payments and management’s assessment of current conditions that may contribute to indemnified losses on mortgage loans that have been sold in the secondary market. During the year ended December 31, 2023, the Corporation recorded a net reversal of provision for indemnifications of $585,000, compared to a net reversal of provision for indemnifications of $858,000 for the year ended December 31, 2022, which is included in “Noninterest Expenses – Other” on the Consolidated Statements of Income. The following table presents the changes in the allowance for indemnification losses for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2023	2022
Allowance, beginning of period	$2,394	$3,252
Net reversal of provision for indemnification losses	(585)	(858)
Payments	—	—
Allowance, end of period	$1,809	$2,394

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At December 31, 2023 and 2022, the Corporation’s entire securities portfolio was comprised of investments in debt securities classified as available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are ICE Data Services (ICE), Refinitiv and Bloomberg Valuation Service (BVAL).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. ICE provides evaluated prices for the Corporation's obligations of states and political subdivisions category of securities.  ICE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  Refinitiv and BVAL provide evaluated prices for the Corporation’s U.S. treasury, government agencies and corporations, mortgage-backed and corporate categories of securities.  U.S. treasury securities and fixed-rate callable securities of U.S. government agencies and corporations are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to relative to-be-announced mortgage backed securities (TBA securities) or other benchmark prices. TBA securities prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables. Fixed-rate securities issued by the Small Business Association in the mortgage backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.

Other investments. The Corporation holds equity investments in funds that provide debt and equity financing to small businesses.  These investments are recorded at fair value and included in other assets in the Consolidated Balance Sheets.  Changes in fair value are recognized in net income. The funds are managed by investment companies, and the net asset value of each fund is reported regularly by the investment companies. At December 31, 2023 and 2022, the combined fair value of these investments was $1.93 million and $2.16 million, respectively. These investments, measured at net asset value, are not presented in the tables below related to fair value measurements. Changes in fair value of these investments resulted in the recognition of unrealized losses of $58,000 for the year ended December 31, 2023 and unrealized losses of $204,000 for the year ended December 31, 2022.

The Corporation also holds certain equity investments consisting of equity interests in an independent insurance agency and a full service title and settlement agency (collectively, the agencies). These investments are subject to contractual sale restrictions that only permit the sale of the investments back to the agencies themselves.  Prior to the fourth quarter of 2022, these investments were recorded at cost. In connection with a change in accounting policy for these investments, fair value adjustments were recorded in the fourth quarter of 2022, which resulted in the one-time recognition of additional other income of $2.7 million ($2.2 million after income taxes). At December 31, 2023 and 2022, the fair value of these investments was $3.75 million and $3.65 million, respectively. These investments are recorded at fair value based on the contractual redemption value of Corporation’s proportionate share of the agencies equity and included in other assets in the Consolidated Balance Sheets.  Changes in fair value are recognized in net income and resulted in the recognition of unrealized gains of $103,000 and $2.86 million for the years ended December 31, 2023 and 2022, respectively.  The Corporation’s investments in these agencies are classified as Level 2.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis. The fair value of forward sales of mortgage loans were not material to the consolidated financial statements of the Corporation at December 31, 2023 or 2022.

	December 31, 2023
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$45,103	$—	$45,103
U.S. government agencies and corporations	—	87,094	—	87,094
Mortgage-backed securities	—	161,696	—	161,696
Obligations of states and political subdivisions	—	147,111	—	147,111
Corporate and other debt securities	—	21,440	—	21,440
Total securities available for sale	—	462,444	—	462,444
Loans held for sale	—	14,176	—	14,176
Other investments	—	3,751	—	3,751
Derivatives
IRLC	—	335	—	335
Interest rate swaps on loans	—	6,110	—	6,110
Cash flow hedges	—	1,415	—	1,415
Total assets	$—	$488,231	$—	$488,231

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$6,110	$—	$6,110
Total liabilities	$—	$6,110	$—	$6,110

	December 31, 2022
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$58,833	$—	$58,833
U.S. government agencies and corporations	—	130,274	—	130,274
Mortgage-backed securities	—	179,918	—	179,918
Obligations of states and political subdivisions	—	120,827	—	120,827
Corporate and other debt securities	—	22,739	—	22,739
Total securities available for sale	—	512,591	—	512,591
Loans held for sale	—	14,259	—	14,259
Other investments	—	3,649	—	3,649
Derivatives
IRLC	—	391	—	391
Interest rate swaps on loans	—	6,328	—	6,328
Cash flow hedges	—	1,941	—	1,941
Total assets	$—	$539,159	$—	$539,159

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$6,328	$—	$6,328
Total liabilities	$—	$6,328	$—	$6,328

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

There was no OREO that was measured at fair value at December 31, 2023 and 2022.

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

	Carrying	Fair Value Measurements at December 31, 2023 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$77,403	$75,159	$2,244	$—	$77,403
Securities available for sale	462,444	—	462,444	—	462,444
Loans, net	1,702,488	—	—	1,643,462	1,643,462
Loans held for sale	14,176	—	14,176	—	14,176
Other investments	3,751	—	3,751	—	3,751
Derivatives
IRLC	335	—	335	—	335
Interest rate swaps on loans	6,110	—	6,110	—	6,110
Cash flow hedges	1,415	—	1,415	—	1,415
Bank-owned life insurance	21,464	—	21,464	—	21,464
Accrued interest receivable	10,398	10,398	—	—	10,398
Financial liabilities:
Demand and savings deposits	1,392,931	1,392,931	—	—	1,392,931
Time deposits	673,199	—	668,965	—	668,965
Borrowings	103,618	—	90,120	—	90,120
Derivatives
Interest rate swaps on loans	6,110	—	6,110	—	6,110
Accrued interest payable	3,493	3,493	—	—	3,493

	Carrying	Fair Value Measurements at December 31, 2022 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$28,898	$26,661	$2,189	$—	$28,850
Securities available for sale	512,591	—	512,591	—	512,591
Loans, net	1,595,200	—	—	1,538,062	1,538,062
Loans held for sale	14,259	—	14,259	—	14,259
Other investments	3,649	—	3,649	—	3,649
Derivatives
IRLC	391	—	391	—	391
Interest rate swaps on loans	6,328	—	6,328	—	6,328
Cash flow hedges	1,941	—	1,941	—	1,941
Bank-owned life insurance	20,909	—	20,909	—	20,909
Accrued interest receivable	8,982	8,982	—	—	8,982
Financial liabilities:
Demand and savings deposits	1,622,566	1,622,566	—	—	1,622,566
Time deposits	381,294	—	374,267	—	374,267
Borrowings	85,943	—	71,906	—	71,906
Derivatives
Interest rate swaps on loans	6,328	—	6,328	—	6,328
Accrued interest payable	950	950	—	—	950

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

NOTE 20: Business Segments

The Corporation operates in a decentralized fashion in three business segments: community banking, mortgage banking and consumer finance. Beginning with the first quarter of 2021, the community banking segment comprises C&F Bank, C&F Wealth Management, C&F Insurance and CVB Title. Revenues from community banking operations consist primarily of net interest income related to investments in loans and securities and outstanding deposits and borrowings, fees earned on deposit accounts, debit card interchange activity, and net revenues from offering wealth management services and insurance products through third-party service providers. Through C&F Mortgage, mortgage banking operating revenues consist principally of gains on sales of loans in the secondary market, mortgage banking fee income related to loan originations, fees earned by providing mortgage loan origination functions to third-party lenders, and net interest income on mortgage loans held for sale. Revenues from consumer finance operations through C&F Finance consist primarily of net interest income earned on purchased retail installment sales contracts.

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

	Year Ended December 31, 2023
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$98,387	$1,695	$47,264	$—	$(23,209)	$124,137
Interest expense	24,184	612	22,826	2,246	(23,438)	26,430
Net interest income	74,203	1,083	24,438	(2,246)	229	97,707
Gain on sales of loans	—	5,845	—	—	(65)	5,780
Other noninterest income	16,465	4,353	962	2,257	(202)	23,835
Net revenue	90,668	11,281	25,400	11	(38)	127,322

Provision for loan losses	1,625	—	6,650	—	—	8,275
Noninterest expense	60,813	10,688	14,816	3,625	(59)	89,883
Income (loss) before taxes	28,230	593	3,934	(3,614)	21	29,164
Income tax expense (benefit)	5,302	128	1,055	(1,066)	(1)	5,418
Net income (loss)	$22,928	$465	$2,879	$(2,548)	$22	$23,746

Other data:
Capital expenditures	$1,301	$12	$146	$—	$—	$1,459
Depreciation and amortization	$3,402	$79	$398	$—	$—	$3,879

	Year Ended December 31, 2022
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$72,568	$2,036	$42,441	$—	$(15,691)	$101,354
Interest expense	5,532	662	15,124	2,358	(15,786)	7,890
Net interest income	67,036	1,374	27,317	(2,358)	95	93,464
Gain on sales of loans	—	7,963	—	—	(465)	7,498
Other noninterest income	19,250	4,856	1,050	(3,230)	(212)	21,714
Net revenue	86,286	14,193	28,367	(5,588)	(582)	122,676

Provision for loan losses	(600)	32	3,740	—	—	3,172
Noninterest expense	56,718	12,580	15,284	(1,982)	(60)	82,540
Income (loss) before taxes	30,168	1,581	9,343	(3,606)	(522)	36,964
Income tax expense (benefit)	5,794	371	2,512	(973)	(109)	7,595
Net income (loss)	$24,374	$1,210	$6,831	$(2,633)	$(413)	$29,369

Other data:
Capital expenditures	$3,265	$66	$17	$—	$—	$3,348
Depreciation and amortization	$3,720	$226	$410	$—	$—	$4,356

	Year Ended December 31, 2021
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$62,402	$3,845	$37,803	$—	$(10,322)	$93,728
Interest expense	5,693	1,157	9,503	2,349	(10,343)	8,359
Net interest income	56,709	2,688	28,300	(2,349)	21	85,369
Gain on sales of loans	—	22,370	—	—	(91)	22,279
Other noninterest income	15,208	9,192	1,046	2,207	(101)	27,552
Net revenue	71,917	34,250	29,346	(142)	(171)	135,200

Provision for credit losses	(200)	(45)	820	—	—	575
Noninterest expense	54,981	23,328	14,881	3,375	(22)	96,543
Income (loss) before taxes	17,136	10,967	13,645	(3,517)	(149)	38,082
Income tax expense (benefit)	3,051	3,284	3,685	(1,030)	(31)	8,959
Net income (loss)	$14,085	$7,683	$9,960	$(2,487)	$(118)	$29,123

Other data:
Capital expenditures	$878	$164	$3,744	$—	$—	$4,786
Depreciation and amortization	$4,113	$256	$372	$—	$—	$4,741

	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Total assets at December 31, 2023	$2,319,810	$22,177	$476,671	$35,581	$(415,741)	$2,438,498
Total assets at December 31, 2022	$2,206,299	$24,500	$479,864	$43,241	$(421,587)	$2,332,317

The community banking segment extends two warehouse lines of credit to the mortgage banking segment, providing a portion of the funds needed to originate mortgage loans. The community banking segment charges the mortgage banking segment interest at the daily FHLB advance rate plus a spread ranging from 50 basis points to 175 basis points. The community banking segment also provides the consumer finance segment with a portion of the funds needed to purchase loan contracts by means of variable rate notes that carry interest at one-month term SOFR plus 211.5 basis points, with a floor of 3.5 percent and a ceiling of 6.0 percent, and fixed rate notes that carry interest at rates ranging from 3.3 percent to 5.1 percent. The community banking segment acquires certain residential real estate loans from the mortgage banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. In addition to unallocated expenses recorded by the holding company, certain overhead costs are incurred by the community banking segment and are not allocated to the mortgage banking and consumer finance segments.

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

Cash flow hedges.  The Corporation designates interest rate swaps as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Corporation’s trust preferred capital notes. These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Corporation’s borrowings for fixed-rate interest payments. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Corporation assesses the effectiveness of each hedging relationship quarterly.  If the Corporation determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of December 31, 2023, the Corporation has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2024 and June 2029.

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

At December 31, 2023, the mortgage banking segment had $26.15 million of IRLCs and $14.44 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $40.59 million in mortgage loans.

At December 31, 2022, the mortgage banking segment had $42.28 million of IRLCs and $16.41 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $58.69 million in mortgage loans.

The following tables summarize key elements of the Corporation’s derivative instruments.

	December 31, 2023
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$1,415	$—
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	109,638	1,611	4,499
Matched interest rate swaps with counterparty	109,638	4,499	1,611
Mortgage banking contracts:
IRLCs	26,152	335	—

	December 31, 2022
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$1,941	$—
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	85,856	—	6,328
Matched interest rate swaps with counterparty	85,856	6,328	—
Mortgage banking contracts:
IRLCs	42,284	391	—

The Corporation and the Bank are required to maintain cash collateral with dealer counterparties for interest rate swap relationships in a loss position.  At both December 31, 2023 and 2022, there was no cash collateral maintained with dealer counterparties.

1

NOTE 22: Holding Company Condensed Financial Information

The following tables present the condensed balance sheets as of December 31, 2023 and 2022 and the condensed statements of comprehensive income and cash flows for the years ended December 31, 2023, 2022 and 2021 for the Corporation on a standalone basis:

	December 31,
(Dollars in thousands)	2023	2022
Condensed Balance Sheets
Assets
Cash	$13,467	$22,094
Other assets	22,210	21,227
Investment in C&F Bank	243,409	218,262
Total assets	$279,086	$261,583
Liabilities and equity
Trust preferred capital notes	$25,422	$25,386
Long-term borrowings	19,973	23,965
Other liabilities	16,813	16,598
Equity	216,878	195,634
Total liabilities and equity	$279,086	$261,583

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Condensed Statements of Comprehensive Income
Interest expense on borrowings	$(2,246)	$(2,358)	$(2,348)
Dividends received from C&F Bank	10,600	12,500	12,500
Equity in undistributed net income of C&F Bank	15,552	19,292	18,653
Other income	2,257	(3,230)	2,207
Other expenses	(2,559)	2,955	(2,345)
Net income	23,604	29,159	28,667
Other comprehensive income (loss), net of tax	10,271	(34,871)	(132)
Comprehensive income (loss)	$33,875	$(5,712)	$28,535

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Condensed Statements of Cash Flows
Operating activities:
Net cash provided by operating activities	$8,926	$9,750	$12,001
Investing activities:
Swap collateral, net	—	2,705	1,030
Net cash provided by investing activities	—	2,705	1,030
Financing activities:
Repayment of borrowings	(4,000)	—	—
Common stock repurchases	(7,758)	(5,373)	(8,232)
Cash dividends	(5,986)	(5,756)	(5,675)
Other financing activities, net	191	184	188
Net cash used in financing activities	(17,553)	(10,945)	(13,719)
Net (decrease) increase in cash and cash equivalents	(8,627)	1,510	(688)
Cash at beginning of year	22,094	20,584	21,272
Cash at end of year	$13,467	$22,094	$20,584

NOTE 23: Other Noninterest Expenses

The following table presents the significant components in the Consolidated Statements of Income line “Noninterest Expenses-Other.”

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Telecommunication expenses	$1,330	$1,368	$1,517
Travel and educational expenses	1,272	1,393	959
Provision for indemnifications	(585)	(858)	(104)
Other real estate loss/(gain) and expense, net	—	2	(379)
Other components of net periodic pension cost	(453)	(1,198)	161
All other noninterest expenses	7,569	7,585	7,083
Total other noninterest expenses	$9,133	$8,292	$9,237

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

C&F Financial Corporation

Toano, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of C&F Financial Corporation and its subsidiaries (the Corporation) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 27, 2024 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

Adoption of New Accounting Standard

As discussed in Notes 1, 2, and 5 to the financial statements, the Corporation changed its method of accounting for credit losses in 2023 due to the adoption of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, including all related amendments.

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

Critical Audit Matter

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

Allowance for Credit Losses – Loans Collectively Evaluated for Credit Losses

As further described in Notes 1, 2, and 5 to the consolidated financial statements, the Corporation changed its method of accounting for credit losses on January 1, 2023, due to the adoption of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as amended. The allowance for credit losses on loans (ACLL) is a valuation allowance that represents management’s best estimate of expected credit losses on loans measured at amortized cost considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms. Loans which share common risk characteristics are pooled and collectively evaluated by the Corporation using historical data, as well as assessments of current conditions and reasonable and supportable forecasts of future conditions. The Corporation’s ACLL related to collectively evaluated loans represented $39.1 million of the total recorded ACLL of $39.7 million as of December 31, 2023. The collectively evaluated ACLL consists of quantitative and qualitative components.

For commercial and consumer loans, the quantitative component consists of loss estimates derived from a discounted cash flow model using external observations of historical loan losses adjusted for estimated prepayments and forecasts of future conditions over a reasonable and supportable period. The quantitative ACLL for consumer finance loans consists of loss estimates derived from a discounted cash flow model developed from internal observations of historical loan losses for auto loans and external observations of losses for marine and recreational vehicle loans, adjusted for estimated pre-payments. These estimates consider large amounts of data in tabulating default, loss given default, and prepayment speeds and require complex calculations as well as management judgment in the selection of appropriate inputs.

In addition to the quantitative component, the collectively evaluated ACLL also includes a qualitative component which aggregates management’s assessment of available information relevant to assessing collectability that is not captured in the quantitative loss estimation process. Factors considered by management in developing its qualitative estimates include: changes and expected changes in general market, economic and business conditions; the nature and volume of the loan portfolio; the volume and severity of delinquencies and adversely classified loan balances and the value of underlying collateral. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Management exercised significant judgment when estimating the ACLL on collectively evaluated loans. We identified the estimation of the collectively evaluated ACLL as a critical audit matter as auditing the collectively evaluated ACLL involved especially complex and subjective auditor judgment in evaluating management’s assessment of the inherently subjective estimates.

The primary audit procedures we performed to address this critical audit matter included:

●	Obtaining an understanding and testing the design and operating effectiveness of the Corporation’s ACLL internal controls, including management review controls, related to the collectively evaluated ACLL, including the process for selection, implementation and ongoing maintenance of:
o	The discounted cashflow method as the expected loss model, including identification of loan pools, model validation, monitoring, and the completeness and accuracy of key data inputs and assumptions.
o	Qualitative factors, including development and review of the data inputs used as the basis for the allocations and management's review and approval of the reasonableness of the assumptions used to develop the qualitative adjustments.
o	Governance and management review processes.
● Substantively testing management’s process for measuring the collectively evaluated ACLL, including:
o	Evaluating conceptual soundness, assumptions, and key data inputs of the Corporation’s discounted cashflow methodology, including the identification of loan pools, the probability of default and loss given default rate inputs, and the prepayment/curtailment rate inputs for each pool.
o	Evaluating the methodology and testing the accuracy of incorporating reasonable and supportable forecasts in the collectively evaluated ACLL estimate.
o	Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.

o	Evaluating the qualitative factors for directional consistency in comparison to prior periods and for reasonableness in comparison to underlying supporting data.
o	Testing the mathematical accuracy of the ACLL for collectively evaluated loans including both the discounted cashflow and qualitative factor components of the calculations.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Corporation’s auditor since 1997.

Richmond, Virginia

February 27, 2024

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2023 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiaries to disclose material information required to be set forth in the Corporation’s periodic reports.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2023, the Corporation’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2023 has been audited by Yount, Hyde & Barbour, P.C., (U.S. PCAOB Auditor Firm I.D.: 613), the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements included in this Annual Report on Form 10-K.  Yount, Hyde & Barbour, P.C.’s attestation report on the Corporation’s internal control over financial reporting appears on the following page.

Changes in Internal Controls. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s fourth quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

C&F Financial Corporation

Toano, Virginia

Opinion on the Internal Control Over Financial Reporting

We have audited C&F Financial Corporation’s (the Corporation) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes of the Corporation, and our report dated February 27, 2024 expressed an unqualified opinion.

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

/s/ Yount, Hyde & Barbour, P.C.

Richmond, Virginia

February 27, 2024

ITEM 9B.OTHER INFORMATION

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the directors of the Corporation is contained in the Corporation’s proxy statement for the Corporation’s 2024 annual meeting of shareholders (the 2024 Proxy Statement) under the caption, “Proposal One: Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers, if applicable, is contained in the 2024 Proxy Statement under the caption, “Delinquent Section 16(a) Reports,” and is incorporated herein by reference. The information concerning executive officers of the Corporation is included after Item 4 of this Form 10-K under the caption, “Information about Our Executive Officers.” The information regarding the Corporation’s Audit Committee is contained in the 2024 Proxy Statement under the caption “Audit Committee Report” and is incorporated herein by reference.

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

ITEM 11.EXECUTIVE COMPENSATION

The information contained in the 2024 Proxy Statement under the captions, “Compensation Policies and Practices as They Relate to Risk Management,” “Executive Compensation” and “Compensation Committee Report,” and the compensation tables that follow the Compensation Committee Report (except for the compensation tables included under the caption “Pay Versus Performance”) in the 2024 Proxy Statement are incorporated herein by reference. The information regarding director compensation contained in the 2024 Proxy Statement under the caption, “Director Compensation,” is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the 2024 Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

The information contained in the 2024 Proxy Statement under the caption, “Equity Compensation Plan Information,” is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the 2024 Proxy Statement under the caption, “Interest of Management in Certain Transactions,” is incorporated herein by reference. The information contained in the 2024 Proxy Statement under the caption, “Director Independence,” is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the 2024 Proxy Statement under the captions, “Principal Accountant Fees” and “Audit Committee Pre-Approval Policy,” is incorporated herein by reference.

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

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Form 10-K filed March 3, 2021)

23	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

97	Dodd-Frank Clawback Policy

101 INS	Inline XBRL Instance Document: The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101

*Indicates management contract

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	February 27, 2024	By:	/S/ THOMAS F. CHERRY
Thomas F. Cherry
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ THOMAS F. CHERRY	Date:	February 27, 2024
Thomas F. Cherry, President,
Chief Executive Officer and Director
(Principal Executive Officer)

/S/ JASON E. LONG	Date:	February 27, 2024
Jason E. Long,
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

/S/ DR. JULIE R. AGNEW	Date:	February 27, 2024
Dr. Julie R. Agnew, Director

/S/ J.P. CAUSEY JR.	Date:	February 27, 2024
J. P. Causey Jr., Director

/S/ LARRY G. DILLON	Date:	February 27, 2024
Larry G. Dillon, Executive Chairman

/S/ AUDREY D. HOLMES	Date:	February 27, 2024
Audrey D. Holmes, Director

/S/ ELIZABETH R. KELLEY	Date:	February 27, 2024
Elizabeth R. Kelley, Director

/S/ JAMES T. NAPIER	Date:	February 27, 2024
James T. Napier, Director

/S/ C. ELIS OLSSON	Date:	February 27, 2024
C. Elis Olsson, Director

/S/ D. ANTHONY PEAY	Date:	February 27, 2024
D. Anthony Peay, Director

/S/ PAUL C. ROBINSON	Date:	February 27, 2024
Paul C. Robinson, Director

/S/ GEORGE R. SISSON III	Date:	February 27, 2024
George R. Sisson III, Director

/S/ JEFFERY O. SMITH	Date:	February 27, 2024
Dr. Jeffery O. Smith, Director