Form 10-Q
period 2024-03-31
C & F FINANCIAL CORP
filed 2024-05-07
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

or

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

At May 3, 2024, the latest practicable date for determination, 3,357,838 shares of common stock, $1.00 par value, of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2024	2023
Assets
Cash and due from banks	$15,904	$16,382
Interest-bearing deposits in other banks	39,303	58,777
Total cash and cash equivalents	55,207	75,159
Securities—available for sale at fair value, amortized cost of $464,684 and $494,092, respectively	430,421	462,444
Loans held for sale, at fair value	22,622	14,176
Loans, net of allowance for credit losses of $40,200 and $39,651, respectively	1,777,227	1,702,488
Restricted stock, at cost	3,592	2,925
Corporate premises and equipment, net	41,549	41,914
Accrued interest receivable	10,595	10,398
Goodwill	25,191	25,191
Other intangible assets, net	1,342	1,407
Bank-owned life insurance	21,586	21,464
Net deferred tax asset	19,253	18,731
Other assets	61,166	62,201
Total assets	$2,469,751	$2,438,498

Liabilities
Deposits
Noninterest-bearing demand deposits	$535,048	$549,367
Savings and interest-bearing demand deposits	816,714	843,564
Time deposits	736,170	673,199
Total deposits	2,087,932	2,066,130
Short-term borrowings	27,805	58,223
Long-term borrowings	68,339	25,894
Trust preferred capital notes	25,431	25,422
Accrued interest payable	4,644	3,493
Other liabilities	38,651	41,820
Total liabilities	2,252,802	2,220,982

Commitments and contingent liabilities (Note 11)

Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,367,619 and 3,374,098 shares issued and outstanding, respectively, includes 121,238 and 135,694 of unvested shares, respectively)	3,246	3,238
Additional paid-in capital	6,084	6,567
Retained earnings	235,679	233,760
Accumulated other comprehensive loss, net	(28,669)	(26,687)
Equity attributable to C&F Financial Corporation	216,340	216,878
Noncontrolling interest	609	638
Total equity	216,949	217,516
Total liabilities and equity	$2,469,751	$2,438,498

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

`	Three Months Ended March 31,
	2024	2023
Interest income
Interest and fees on loans	$29,586	$26,060
Interest on interest-bearing deposits and federal funds sold	259	176
Interest and dividends on securities
U.S. treasury, government agencies and corporations	602	1,035
Mortgage-backed securities	886	947
Tax-exempt obligations of states and political subdivisions	883	618
Taxable obligations of states and political subdivisions	184	184
Corporate and other	308	285
Total interest income	32,708	29,305
Interest expense
Savings and interest-bearing deposits	1,614	1,209
Time deposits	6,916	1,820
Borrowings	722	1,025
Trust preferred capital notes	298	293
Total interest expense	9,550	4,347
Net interest income	23,158	24,958
Provision for credit losses	3,500	2,050
Net interest income after provision for credit losses	19,658	22,908
Noninterest income
Gains on sales of loans	1,288	1,794
Interchange income	1,475	1,520
Service charges on deposit accounts	1,047	1,048
Investment income from other equity interests	167	113
Mortgage banking fee income	479	494
Wealth management services income, net	731	614
Mortgage lender services income	503	451
Other service charges and fees	396	391
Net losses on sales, maturities and calls of available for sale securities	—	(5)
Other income, net	1,406	1,217
Total noninterest income	7,492	7,637
Noninterest expenses
Salaries and employee benefits	14,252	13,898
Occupancy	2,132	2,044
Data processing	2,829	2,682
Professional fees	915	595
Insurance expense	406	396
Marketing and advertising expenses	168	401
Mortgage banking loan processing expenses	184	258
Other	2,264	2,321
Total noninterest expenses	23,150	22,595
Income before income taxes	4,000	7,950
Income tax expense	565	1,453
Net income	3,435	6,497
Less net income attributable to noncontrolling interest	34	56
Net income attributable to C&F Financial Corporation	$3,401	$6,441
Net income per share - basic and diluted	$1.01	$1.86

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$3,435	$6,497
Other comprehensive (loss) income, net of tax:
Securities available for sale	(2,066)	5,281
Defined benefit plan	7	17
Cash flow hedges	77	(263)
Other comprehensive (loss) income, net of tax	(1,982)	5,035
Comprehensive income	1,453	11,532
Less comprehensive income attributable to noncontrolling interest	34	56
Comprehensive income attributable to C&F Financial Corporation	$1,419	$11,476

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

(Dollars in thousands, except per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2023	$3,238	$6,567	$233,760	$(26,687)	$638	$217,516
Comprehensive income:
Net income	—	—	3,401	—	34	3,435
Other comprehensive loss	—	—	—	(1,982)	—	(1,982)
Share-based compensation	—	510	—	—	—	510
Restricted stock vested	26	(26)	—	—	—	—
Common stock issued	1	45	—	—	—	46
Common stock purchased	(19)	(1,012)	—	—	—	(1,031)
Cash dividends declared ($0.44 per share)	—	—	(1,482)	—	—	(1,482)
Distributions to noncontrolling interest	—	—	—	—	(63)	(63)
Balance March 31, 2024	$3,246	$6,084	$235,679	$(28,669)	$609	$216,949

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2022	$3,331	$12,047	$217,214	$(36,958)	$599	$196,233
Adoption of new accounting standard	—	—	(1,072)	—	—	(1,072)
Comprehensive income:
Net income	—	—	6,441	—	56	6,497
Other comprehensive income	—	—	—	5,035	—	5,035
Share-based compensation	—	474	—	—	—	474
Restricted stock vested	19	(19)	—	—	—	—
Common stock issued	1	46	—	—	—	47
Common stock purchased	(42)	(2,413)	—	—	—	(2,455)
Cash dividends declared ($0.44 per share)	—	—	(1,521)	—	—	(1,521)
Distributions to noncontrolling interest	—	—	—	—	(54)	(54)
Balance March 31, 2023	$3,309	$10,135	$221,062	$(31,923)	$601	$203,184

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net income	$3,435	$6,497
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,500	2,050
Accretion of certain acquisition-related discounts, net	(155)	(228)
Share-based compensation	510	474
Depreciation and amortization	937	988
Amortization of premiums and accretion of discounts on securities, net	397	281
Reversal of provision for indemnifications	(140)	—
Income from bank-owned life insurance	(106)	(83)
Pension expense	226	236
Proceeds from sales of loans held for sale	87,479	105,023
Origination of loans held for sale	(94,769)	(115,734)
Gains on sales of loans held for sale	(1,288)	(1,794)
Other gains, net	194	328
Change in other assets and liabilities:
Accrued interest receivable	(197)	126
Other assets	2,347	2,317
Accrued interest payable	1,151	662
Other liabilities	(2,626)	(978)
Net cash provided by operating activities	895	165
Investing activities:
Proceeds from sales, maturities and calls of securities available for sale and payments on mortgage-backed securities	37,324	19,729
Purchases of securities available for sale	(8,313)	(14,364)
Purchases of time deposits, net	491	(744)
Repayments on loans held for investment by non-bank affiliates	45,387	39,057
Purchases of loans held for investment by non-bank affiliates	(49,842)	(41,904)
Net increase in community banking loans held for investment	(73,617)	(36,068)
Purchases of corporate premises and equipment	(485)	(515)
Proceeds from sales of other real estate owned	—	29
Other investing activities, net	(566)	(4,714)
Net cash used in investing activities	(49,621)	(39,494)
Financing activities:
Net decrease in demand and savings deposits	(41,169)	(122,178)
Net increase in time deposits	62,971	114,116
Net (decrease) increase in short-term borrowings	(30,418)	108,987
Proceeds from long-term borrowings	40,000	—
Repurchases of common stock	(1,031)	(2,455)
Cash dividends paid	(1,482)	(1,521)
Other financing activities, net	(97)	(61)
Net cash provided by financing activities	28,774	96,888
Net (decrease) increase in cash and cash equivalents	(19,952)	57,559
Cash and cash equivalents at beginning of period	75,159	26,661
Cash and cash equivalents at end of period	$55,207	$84,220
Supplemental cash flow disclosures:
Interest paid	$8,390	$3,683
Supplemental disclosure of noncash investing and financing activities:
Adoption of new accounting standard	—	1,072
Liabilities assumed to acquire right of use assets under operating leases	2,487	—

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission (the SEC). They do not include all of the information and notes required by GAAP for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report).  The accounting and reporting policies of the Corporation conform to GAAP and to predominant practices within the banking industry and are primarily disclosed in the 2023 Annual Report, except as described below related to the adoption of new accounting standards.

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

Recent Significant Accounting Pronouncements: In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, “Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures.” The amendments in ASU 2023-07 require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, require other segment items by reportable segment to be disclosed and a description of their composition, and require disclosure of the title and position of the chief operating decision maker and an explanation of how they use the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments apply to all public entities that are required to report segment information in accordance with Topic 280, “Segment Reporting,” and are effective for fiscal years beginning after December 15, 2023, and interim periods with fiscal years beginning after December 15, 2024.  Early adoption is permitted. The amendments are to be applied retrospectively to all prior periods presented. The Corporation does not expect the adoption of ASU 2023-07 to have a material effect on its consolidated financial statements.

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

NOTE 2: Securities

The Corporation’s debt securities, all of which are classified as available for sale, are summarized as follows:

	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$28,944	$—	$(638)	$28,306
U.S. government agencies and corporations	84,380	—	(9,662)	74,718
Mortgage-backed securities	176,686	52	(17,550)	159,188
Obligations of states and political subdivisions	149,497	1,640	(4,486)	146,651
Corporate and other debt securities	25,177	—	(3,619)	21,558
	$464,684	$1,692	$(35,955)	$430,421

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$45,883	$—	$(780)	$45,103
U.S. government agencies and corporations	96,407	—	(9,313)	87,094
Mortgage-backed securities	177,734	185	(16,223)	161,696
Obligations of states and political subdivisions	148,875	2,280	(4,044)	147,111
Corporate and other debt securities	25,193	—	(3,753)	21,440
	$494,092	$2,465	$(34,113)	$462,444

The amortized cost and estimated fair value of securities at March 31, 2024, by the earlier of contractual maturity or expected maturity, are shown below. The Corporation has elected to exclude accrued interest receivable, totaling $2.76 million at March 31, 2024, from the amortized cost basis of securities.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	March 31, 2024
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$90,655	$87,601
Due after one year through five years	174,821	159,652
Due after five years through ten years	127,667	114,580
Due after ten years	71,541	68,588
	$464,684	$430,421

The following table presents the gross realized gains and losses on and the proceeds from the sales, maturities and calls of securities. During the three months ended March 31, 2024 and 2023 there were no sales of securities.

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Realized gains from sales, maturities and calls of securities:
Gross realized gains	$—	$—
Gross realized losses	—	(5)
Net realized losses	$—	$(5)
Proceeds from sales, maturities, calls and paydowns of securities	$37,324	$19,730

The Corporation pledges securities primarily to secure municipal deposits, repurchase agreements and lines of credit that provide liquidity to the Corporation and C&F Bank. Securities with an aggregate amortized cost of $205.65 million and an aggregate fair value of $187.13 million were pledged at March 31, 2024. Securities with an aggregate amortized cost of $215.97 million and an aggregate fair value of $198.85 million were pledged at December 31, 2023.

Securities in an unrealized loss position at March 31, 2024, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	—	$28,306	$638	$28,306	$638
U.S. government agencies and corporations	—	—	74,718	9,662	74,718	9,662
Mortgage-backed securities	6,491	119	147,290	17,431	153,781	17,550
Obligations of states and political subdivisions	14,416	183	64,810	4,303	79,226	4,486
Corporate and other debt securities	2,672	328	18,886	3,291	21,558	3,619
Total	$23,579	$630	$334,010	$35,325	$357,589	$35,955

There were 513 debt securities with a fair value below the amortized cost basis, totaling $357.59 million of aggregate fair value as of March 31, 2024. The Corporation concluded that a credit loss did not exist in its securities portfolio at March 31, 2024, and no impairment loss has been recognized based on the fact that (1) changes in fair value were caused primarily by fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) the Corporation intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Corporation will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Corporation’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

Securities in an unrealized loss position at December 31, 2023, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	—	$45,103	$780	$45,103	$780
U.S. government agencies and corporations	—	—	87,094	9,313	87,094	9,313
Mortgage-backed securities	5,528	68	150,023	16,155	155,551	16,223
Obligations of states and political subdivisions	4,659	72	65,630	3,972	70,289	4,044
Corporate and other debt securities	3,386	364	18,054	3,389	21,440	3,753
Total	$13,573	$504	$365,904	$33,609	$379,477	$34,113

The Corporation’s investment in restricted stock totaled $3.59 million at March 31, 2024 and $2.93 million at December 31, 2023 and consisted of Federal Home Loan Bank of Atlanta (FHLB) stock.  Restricted stock is generally viewed as a long-term investment, which is carried at cost because there is no market for the stock other than the FHLBs. Therefore, when evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing any temporary decline in value. The Corporation did not consider its investment in restricted stock to be impaired at March 31, 2024 and no impairment has been recognized.

NOTE 3: Loans

The Corporation’s loans are stated at their face amount, net of deferred fees and costs and discounts, and consist of the classes of loans included in the table below. The Corporation has elected to exclude accrued interest receivable, totaling $7.83 million at March 31, 2024, from the recorded balance of loans.

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Commercial real estate	$693,603	$668,122
Commercial business	116,236	115,348
Construction - commercial real estate	96,916	69,768
Land acquisition and development	29,644	29,064
Builder lines	28,363	24,668
Construction - consumer real estate	12,471	11,223
Residential mortgage	300,178	293,256
Equity lines	54,463	51,592
Other consumer	9,450	10,588
Consumer finance - automobiles	407,280	401,276
Consumer finance - marine and recreational vehicles	68,823	67,234
Subtotal	1,817,427	1,742,139
Less allowance for credit losses	(40,200)	(39,651)
Loans, net	$1,777,227	$1,702,488

Other consumer loans included $180,000 and $228,000 of demand deposit overdrafts at March 31, 2024 and December 31, 2023, respectively.

The following table shows the aging of the Corporation’s loan portfolio, by class, at March 31, 2024:

	30-59	60-89	90+				90+ Days
	Days	Days	Days	Total			Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current[1]	Total Loans	Accruing
Commercial real estate	$—	$—	$—	$—	$693,603	$693,603	$—
Commercial business	9	—	—	9	116,227	116,236	—
Construction - commercial real estate	—	—	—	—	96,916	96,916	—
Land acquisition and development	—	—	—	—	29,644	29,644	—
Builder lines	—	—	—	—	28,363	28,363	—
Construction - consumer real estate	—	—	—	—	12,471	12,471	—
Residential mortgage	780	—	216	996	299,182	300,178	216
Equity lines	457	—	161	618	53,845	54,463	62
Other consumer	78	—	9	87	9,363	9,450	—
Consumer finance - automobiles	10,782	1,330	705	12,817	394,463	407,280	—
Consumer finance - marine and recreational vehicles	385	—	36	421	68,402	68,823	—
Total	$12,491	$1,330	$1,127	$14,948	$1,802,479	$1,817,427	$278
1	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $155,000, 30-59 days past due of $286,000 and 90+ days past due of $850,000.

The following table shows the aging of the Corporation’s loan portfolio, by class, at December 31, 2023:

	30-59	60-89	90+				90+ Days
	Days	Days	Days	Total			Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current[1]	Total Loans	Accruing
Commercial real estate	$92	$—	$—	$92	$668,030	$668,122	$—
Commercial business	—	—	1	1	115,347	115,348	1
Construction - commercial real estate	—	—	—	—	69,768	69,768	—
Land acquisition and development	—	—	—	—	29,064	29,064	—
Builder lines	—	—	—	—	24,668	24,668	—
Construction - consumer real estate	—	—	—	—	11,223	11,223	—
Residential mortgage	1,643	387	273	2,303	290,953	293,256	89
Equity lines	215	103	115	433	51,159	51,592	38
Other consumer	3	—	9	12	10,576	10,588	—
Consumer finance - automobiles	15,263	2,628	892	18,783	382,493	401,276	—
Consumer finance - marine and recreational vehicles	282	115	—	397	66,837	67,234	—
Total	$17,498	$3,233	$1,290	$22,021	$1,720,118	$1,742,139	$128
1For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $113,000, 60-89 days past due of $22,000 and 90+ days past due of $1.16 million.

The following table shows the Corporation’s recorded balance of loans on nonaccrual status as of March 31, 2024 and December 31, 2023. The Corporation recognized $3,000 in interest income on loans on nonaccrual status as of March 31, 2024 and had no reversals of interest income upon placing loans on nonaccrual status during the three months ended March 31, 2024. All nonaccrual loans at March 31, 2024 had an allowance for credit losses.

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Residential mortgage	$441	$320
Equity lines	99	77
Other consumer	10	9
Consumer finance - automobiles	705	892
Consumer finance - marine and recreational vehicles	36	—
Total	$1,291	$1,298

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

The following table presents the amortized cost basis of loans as of March 31, 2024 and 2023 that were both experiencing financial difficulty and modified during the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
		% of Total		% of Total
		Class of		Class of
	Amortized	Financing	Amortized	Financing
(Dollars in thousands)	Cost	Receivable	Cost	Receivable
Term Extension
Residential mortgage	$341	0.1%	$—	—%
Total Term Extension	$341		$—

Combination Term Extension and Interest Rate Reduction
Commercial real estate	$—	—%	$47	—%
Residential mortgage	19	—	—	—
Total Combination Term Extension and Interest Rate Reduction	$19		$47
Total	$360	0.1%	$47	—%

The following table presents the financial effects of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Weighted-	Weighted-	Weighted-	Weighted-
	Average	Average	Average	Average
	Interest Rate	Term Extension	Interest Rate	Term Extension
(Dollars in thousands)	Reduction	(in years)	Reduction	(in years)
Commercial real estate	—%	—	0.75%	4.9
Residential mortgage	1.51	6.9	—	—
Total	1.51%	6.9	0.75%	4.9

The Corporation closely monitors the performance of modified loans to understand the effectiveness of its modification efforts.  Upon the determination that all or a portion of a modified loan is uncollectible, that amount is charged against the allowance for credit losses. There were no payment defaults during the three months ended March 31, 2024 and 2023 of modified loans that were modified during the previous twelve months and all were current as of March 31, 2024.

NOTE 4: Allowance for Credit Losses

The Corporation conducts an analysis of the collectability of the loan portfolio on a regular basis and uses this analysis to assess the sufficiency of the allowance for credit losses on loans and to determine the necessary provision for credit losses. The Corporation segmented the loan portfolio into three loan portfolios based on common risk characteristics. The Commercial portfolio consists of commercial real estate loans, commercial business loans, commercial and consumer real estate construction loans, land acquisition and development loans, and builder lines. The Consumer portfolio consists of residential mortgage loans, equity lines, and other consumer loans. The Consumer Finance portfolio consists of automobile and marine and RV loans.

The following table shows the allowance for credit losses activity by loan portfolio for the three months ended March 31, 2024 and 2023:

			Consumer
(Dollars in thousands)	Commercial	Consumer	Finance	Total
Allowance for credit losses:
Balance at December 31, 2023	$12,315	$3,758	$23,578	$39,651
Provision charged to operations	535	65	3,000	3,600
Loans charged off	—	(101)	(4,103)	(4,204)
Recoveries of loans previously charged off	9	53	1,091	1,153
Balance at March 31, 2024	$12,859	$3,775	$23,566	$40,200

			Consumer
(Dollars in thousands)	Commercial	Consumer	Finance	Total
Allowance for credit losses:
Balance at December 31, 2022	$11,219	$3,330	$25,969	$40,518
Impact of ASC 326 adoption on non-PCD loans	(617)	98	406	(113)
Impact of ASC 326 adoption on PCD loans	595	9	—	604
Provision charged to operations	233	117	1,600	1,950
Loans charged off	(16)	(89)	(3,108)	(3,213)
Recoveries of loans previously charged off	35	45	1,008	1,088
Balance at March 31, 2023	$11,449	$3,510	$25,875	$40,834

The following table presents a breakdown of the provision for credit losses for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Provision for credit losses:
Provision for loans	$3,600	$1,950
Provision for unfunded commitments	(100)	100
Total	$3,500	$2,050

The table below details the recorded balance of the classes of loans within the commercial and consumer loan portfolios by loan rating, which is reviewed on a quarterly basis, and year of origination as of March 31, 2024:

							Revolving	Revolving
	Term Loans Recorded Balance by Origination Year						Loans	Loans
							Recorded	Converted
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Balance	to Term[1]	Total
Commercial real estate:
Loan Rating
Pass	$43,928	$80,300	$124,273	$153,348	$114,997	$169,989	$—	$116	$686,951
Special Mention	—	—	—	5,699	—	953	—	—	6,652
Total	$43,928	$80,300	$124,273	$159,047	$114,997	$170,942	$—	$116	$693,603

Commercial business:
Loan Rating
Pass	$2,533	$16,156	$18,358	$16,552	$11,782	$27,633	$22,967	$169	$116,150
Special Mention	27	59	—	—	—	—	—	—	86
Total	$2,560	$16,215	$18,358	$16,552	$11,782	$27,633	$22,967	$169	$116,236

Construction - commercial real estate:
Loan Rating
Pass	$5,771	$38,685	$48,979	$—	$3,481	$—	$—	$—	$96,916
Total	$5,771	$38,685	$48,979	$—	$3,481	$—	$—	$—	$96,916

Land acquisition and development:
Loan Rating
Pass	$265	$5,959	$4,251	$9,176	$9,993	$—	$—	$—	$29,644
Total	$265	$5,959	$4,251	$9,176	$9,993	$—	$—	$—	$29,644

Builder lines:
Loan Rating
Pass	$8,790	$16,055	$3,020	$94	$—	$404	$—	$—	$28,363
Total	$8,790	$16,055	$3,020	$94	$—	$404	$—	$—	$28,363

Construction - consumer real estate:
Loan Rating
Pass	$456	$9,976	$1,651	$—	$—	$—	$388	$—	$12,471
Total	$456	$9,976	$1,651	$—	$—	$—	$388	$—	$12,471

Residential mortgage:
Loan Rating
Pass	$13,949	$60,002	$88,854	$43,262	$38,608	$54,635	$—	$—	$299,310
Special Mention	—	—	—	—	—	43	—	—	43
Substandard	—	—	—	—	103	281	—	—	384
Substandard Nonaccrual	134	—	—	—	—	307	—	—	441
Total	$14,083	$60,002	$88,854	$43,262	$38,711	$55,266	$—	$—	$300,178

Equity lines:
Loan Rating
Pass	$—	$—	$—	$—	$70	$850	$53,048	$329	$54,297
Substandard	—	—	—	—	—	5	—	62	67
Substandard Nonaccrual	—	—	—	—	—	—	—	99	99
Total	$—	$—	$—	$—	$70	$855	$53,048	$490	$54,463

Other consumer:
Loan Rating
Pass	$1,101	$4,394	$2,389	$516	$219	$770	$51	$—	$9,440
Substandard Nonaccrual	—	—	—	—	—	10	—	—	10
Total	$1,101	$4,394	$2,389	$516	$219	$780	$51	$—	$9,450

Total:
Loan Rating
Pass	$76,793	$231,527	$291,775	$222,948	$179,150	$254,281	$76,454	$614	$1,333,542
Special Mention	27	59	—	5,699	—	996	—	—	6,781
Substandard	—	—	—	—	103	286	—	62	451
Substandard Nonaccrual	134	—	—	—	—	317	—	99	550
Total	$76,954	$231,586	$291,775	$228,647	$179,253	$255,880	$76,454	$775	$1,341,324
1	For the three months ended March 31, 2024, $58,000 of equity lines revolving loans were converted to term.

The table below details the recorded balance of the classes of loans within the commercial and consumer loan portfolios by loan rating, which is reviewed on a quarterly basis, and year of origination as of December 31, 2023:

							Revolving	Revolving
	Term Loans Recorded Balance by Origination Year						Loans	Loans
							Recorded	Converted
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Balance	to Term[1]	Total
Commercial real estate:
Loan Rating
Pass	$81,324	$125,278	$155,805	$121,365	$37,383	$140,158	$—	$119	$661,432
Special Mention	—	—	5,731	—	—	959	—	—	6,690
Total	$81,324	$125,278	$161,536	$121,365	$37,383	$141,117	$—	$119	$668,122

Commercial business:
Loan Rating
Pass	$18,682	$18,190	$17,219	$12,062	$14,847	$15,339	$18,686	$261	$115,286
Special Mention	62	—	—	—	—	—	—	—	62
Total	$18,744	$18,190	$17,219	$12,062	$14,847	$15,339	$18,686	$261	$115,348

Construction - commercial real estate:
Loan Rating
Pass	$29,346	$36,907	$—	$3,515	$—	$—	$—	$—	$69,768
Total	$29,346	$36,907	$—	$3,515	$—	$—	$—	$—	$69,768

Land acquisition and development:
Loan Rating
Pass	$4,562	$4,665	$9,844	$9,993	$—	$—	$—	$—	$29,064
Total	$4,562	$4,665	$9,844	$9,993	$—	$—	$—	$—	$29,064

Builder lines:
Loan Rating
Pass	$17,919	$5,124	$1,221	$—	$404	$—	$—	$—	$24,668
Total	$17,919	$5,124	$1,221	$—	$404	$—	$—	$—	$24,668

Construction - consumer real estate:
Loan Rating
Pass	$7,889	$3,240	$—	$—	$—	$—	$94	$—	$11,223
Total	$7,889	$3,240	$—	$—	$—	$—	$94	$—	$11,223

Residential mortgage:
Loan Rating
Pass	$59,441	$91,086	$44,292	$40,089	$11,524	$46,192	$—	$—	$292,624
Special Mention	—	—	—	—	—	44	—	—	44
Substandard	—	—	—	103	—	165	—	—	268
Substandard Nonaccrual	—	—	—	—	62	258	—	—	320
Total	$59,441	$91,086	$44,292	$40,192	$11,586	$46,659	$—	$—	$293,256

Equity lines:
Loan Rating
Pass	$—	$—	$34	$70	$—	$857	$50,120	$344	$51,425
Special Mention	—	—	—	—	—	—	—	85	85
Substandard	—	—	—	—	5	—	—	—	5
Substandard Nonaccrual	—	—	—	—	—	9	—	68	77
Total	$—	$—	$34	$70	$5	$866	$50,120	$497	$51,592

Other consumer:
Loan Rating
Pass	$6,263	$2,762	$606	$282	$101	$519	$46	$—	$10,579
Substandard Nonaccrual	—	—	—	—	9	—	—	—	9
Total	$6,263	$2,762	$606	$282	$110	$519	$46	$—	$10,588

Total:
Loan Rating
Pass	$225,426	$287,252	$229,021	$187,376	$64,259	$203,065	$68,946	$724	$1,266,069
Special Mention	62	—	5,731	—	—	1,003	—	85	6,881
Substandard	—	—	—	103	5	165	—	—	273
Substandard Nonaccrual	—	—	—	—	71	267	—	68	406
Total	$225,488	$287,252	$234,752	$187,479	$64,335	$204,500	$68,946	$877	$1,273,629
1	All balances shown in this column were converted to term during the year ended December 31, 2023.

The table below details the recorded balance of the classes of loans within the consumer finance loan portfolio by credit rating at the time of origination and year of origination as of March 31, 2024:

								Revolving
	Term Loans Recorded Balance by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Loans	to Term	Total
Consumer finance - automobiles:
Credit rating
Very good	$9,080	$13,972	$11,117	$3,764	$866	$232	$—	$—	$39,031
Good	11,947	33,653	39,081	13,875	2,806	1,014	—	—	102,376
Fairly good	12,408	42,347	50,225	23,953	5,272	4,227	—	—	138,432
Fair	6,702	27,277	33,698	19,558	6,086	5,275	—	—	98,596
Marginal	1,489	5,980	8,042	6,980	2,828	3,526	—	—	28,845
Total	$41,626	$123,229	$142,163	$68,130	$17,858	$14,274	$—	$—	$407,280

Consumer finance - marine and recreational vehicles:
Credit rating
Very good	$3,529	$7,171	$14,336	$9,388	$9,454	$4,650	$—	$—	$48,528
Good	996	7,139	7,895	1,553	1,301	835	—	—	19,719
Fairly good	—	256	219	36	29	36	—	—	576
Total	$4,525	$14,566	$22,450	$10,977	$10,784	$5,521	$—	$—	$68,823

Total:
Credit rating
Very good	$12,609	$21,143	$25,453	$13,152	$10,320	$4,882	$—	$—	$87,559
Good	12,943	40,792	46,976	15,428	4,107	1,849	—	—	122,095
Fairly good	12,408	42,603	50,444	23,989	5,301	4,263	—	—	139,008
Fair	6,702	27,277	33,698	19,558	6,086	5,275	—	—	98,596
Marginal	1,489	5,980	8,042	6,980	2,828	3,526	—	—	28,845
Total	$46,151	$137,795	$164,613	$79,107	$28,642	$19,795	$—	$—	$476,103

The table below details the recorded balance of the classes of loans within the consumer finance loan portfolio by credit rating at the time of origination and year of origination as of December 31, 2023:

								Revolving
	Term Loans Recorded Balance by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total
Consumer finance - automobiles:
Credit rating
Very good	$14,916	$12,395	$4,291	$1,012	$277	$22	$—	$—	$32,913
Good	35,203	42,800	15,530	3,338	1,090	325	—	—	98,286
Fairly good	44,227	54,968	26,645	6,186	3,984	1,470	—	—	137,480
Fair	28,779	36,794	22,266	7,014	4,808	1,908	—	—	101,569
Marginal	6,359	8,956	7,715	3,322	2,832	1,844	—	—	31,028
Total	$129,484	$155,913	$76,447	$20,872	$12,991	$5,569	$—	$—	$401,276

Consumer finance - marine and recreational vehicles:
Credit rating
Very good	$7,481	$15,000	$9,857	$9,952	$2,518	$2,438	$—	$—	$47,246
Good	7,419	8,130	1,602	1,384	410	453	—	—	19,398
Fairly good	265	221	37	30	—	37	—	—	590
Total	$15,165	$23,351	$11,496	$11,366	$2,928	$2,928	$—	$—	$67,234

Total:
Credit rating
Very good	$22,397	$27,395	$14,148	$10,964	$2,795	$2,460	$—	$—	$80,159
Good	42,622	50,930	17,132	4,722	1,500	778	—	—	117,684
Fairly good	44,492	55,189	26,682	6,216	3,984	1,507	—	—	138,070
Fair	28,779	36,794	22,266	7,014	4,808	1,908	—	—	101,569
Marginal	6,359	8,956	7,715	3,322	2,832	1,844	—	—	31,028
Total	$144,649	$179,264	$87,943	$32,238	$15,919	$8,497	$—	$—	$468,510

The following table details the current period gross charge-offs of loans by year of origination for the three months ended March 31, 2024:

								Revolving
	Current Period Gross Charge-offs by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Loans	to Term	Total
Residential mortgage	$3	$—	$—	$—	$—	$—	$—	$—	$3
Other consumer[1]	90	3	5	—	—	—	—	—	98
Consumer finance - automobiles	—	724	1,869	1,059	213	190	—	—	4,055
Consumer finance - marine and recreational vehicles	—	17	23	—	8	—	—	—	48
Total	$93	$744	$1,897	$1,059	$221	$190	$—	$—	$4,204
1	Gross charge-offs of other consumer loans for the three months ended March 31, 2024 included $90,000 of demand deposit overdrafts that originated in 2024.

The following table details the current period gross charge-offs of loans by year of origination for the three months ended March 31, 2023:

								Revolving
	Current Period Gross Charge-offs by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total
Commercial business	$—	$16	$—	$—	$—	$—	$—	$—	$16
Construction - consumer real estate	—	—	—	—	—	—	8	—	8
Other consumer[1]	81	—	—	—	—	—	—	—	81
Consumer finance - automobiles	—	1,384	938	320	135	285	—	—	3,062
Consumer finance - marine and recreational vehicles	—	46	—	—	—	—	—	—	46
Total	$81	$1,446	$938	$320	$135	$285	$8	$—	$3,213
1	Gross charge-offs of other consumer loans for the three months ended March 31, 2023 included $81,000 of demand deposit overdrafts that originated in 2023.

Gross charge-offs increased for the three months ended  March 31, 2024 compared to the same period in 2023 due primarily to higher charge-offs within the consumer finance-automobile portfolio segment as a result of an increase in the number of delinquent loans and repossessions, which coupled with a decline in wholesale values of used automobiles, results in an increased charge-off amount on a per-unit basis.

As of March 31, 2024 and December 31, 2023, the Corporation had no collateral dependent loans for which repayment was expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty.

NOTE 5: Goodwill and Other Intangible Assets

The carrying amount of goodwill was $25.19 million at March 31, 2024 and December 31, 2023. There were no changes in the recorded balance of goodwill during the three months ended March 31, 2024 or 2023.

The Corporation had $1.34 million and $1.41 million of other intangible assets as of March 31, 2024 and December 31, 2023, respectively. Other intangible assets were recognized in connection with the core deposits acquired from Peoples Bankshares, Incorporated in 2020 and customer relationships acquired by C&F Wealth Management in 2016. The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets:

	March 31,		December 31,
	2024		2023
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Core deposit intangibles	$1,711	$(616)	$1,711	$(588)
Other amortizable intangibles	1,405	(1,158)	1,405	(1,121)
Total	$3,116	$(1,774)	$3,116	$(1,709)

Amortization expense was $65,000 and $68,000 for the three months ended March 31, 2024 and 2023, respectively.

NOTE 6: Equity, Other Comprehensive Income (Loss) and Earnings Per Share

Equity and Noncontrolling Interest

The Board of Directors authorized a program, effective January 1, 2024, to repurchase up to $10.00 million of the Corporation’s common stock through December 31, 2024 (the 2024 Repurchase Program). During the three months ended March 31, 2024, the Corporation repurchased $516,000 of its common stock under the 2024 Repurchase Program.  As of March 31, 2024, there was $9.48 million remaining available for repurchases of the Corporation’s common stock under the 2024 Repurchase Program.

The Corporation’s previous share repurchase program, which was authorized by the Board of Directors in December 2022, expired on December 31, 2023. The Corporation repurchased $2.06 million under the previous share repurchase program during the three months ended March 31, 2023.

Additionally during the three months ended March 31, 2024 and 2023, the Corporation withheld 9,151 shares and 6,257 shares of its common stock, respectively, from employees to satisfy tax withholding obligations upon vesting of restricted stock.

Noncontrolling interest represents an ownership interest in C&F Select LLC, a subsidiary of C&F Mortgage, held by an unrelated investor.

Accumulated Other Comprehensive Income (Loss), Net

Changes in each component of accumulated other comprehensive loss were as follows for the three months ended March 31, 2024 and 2023:

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at December 31, 2023	$(25,002)	$(2,752)	$1,067	$(26,687)

Other comprehensive (loss) income arising during the period	(2,615)	—	106	(2,509)
Related income tax effects	549	—	(27)	522
	(2,066)	—	79	(1,987)

Reclassifications into net income	—	9	(3)	6
Related income tax effects	—	(2)	1	(1)
	—	7	(2)	5

Other comprehensive (loss) income, net of tax	(2,066)	7	77	(1,982)

Accumulated other comprehensive (loss) income at March 31, 2024	$(27,068)	$(2,745)	$1,144	$(28,669)

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at December 31, 2022	$(35,184)	$(3,236)	$1,462	$(36,958)

Other comprehensive income (loss) arising during the period	6,680	—	(353)	6,327
Related income tax effects	(1,403)	—	91	(1,312)
	5,277	—	(262)	5,015

Reclassifications into net income	5	21	(2)	24
Related income tax effects	(1)	(4)	1	(4)
	4	17	(1)	20

Other comprehensive income (loss), net of tax	5,281	17	(263)	5,035

Accumulated other comprehensive (loss) income at March 31, 2023	$(29,903)	$(3,219)	$1,199	$(31,923)

The following table provides information regarding reclassifications from accumulated other comprehensive loss into net income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Line Item In the Consolidated
(Dollars in thousands)	2024	2023	Statements of Income
Securities available for sale:
Reclassification of net realized losses into net income	$—	$(5)	Net losses on sales, maturities and calls of available for sale securities
Related income tax effects	—	1	Income tax expense
	—	(4)	Net of tax

Defined benefit plan:[1]
Reclassification of recognized net actuarial losses into net income	(27)	(38)	Noninterest expenses - Other
Amortization of prior service credit into net income	18	17	Noninterest expenses - Other
Related income tax effects	2	4	Income tax expense
	(7)	(17)	Net of tax

Cash flow hedges:
Amortization of hedging gains into net income	3	2	Interest expense - Trust preferred capital notes
Related income tax effects	(1)	(1)	Income tax expense
	2	1	Net of tax

Total reclassifications into net income	$(5)	$(20)
1	See “Note 8: Employee Benefit Plans,” for additional information.

Earnings Per Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Net income attributable to C&F Financial Corporation	$3,401	$6,441
Weighted average shares outstanding—basic and diluted	3,370,934	3,464,895

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

	2024
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2023	135,694	$52.13
Granted	11,775	52.93
Vested	(26,096)	47.74
Forfeited	(135)	58.42
Unvested, March 31, 2024	121,238	53.15

	2023
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2022	145,677	$48.88
Granted	10,655	59.00
Vested	(19,408)	52.34
Forfeited	(1,170)	50.54
Unvested, March 31, 2023	135,754	49.16

Share-based compensation expense, net of forfeitures, for the three months ended March 31, 2024 was $510,000 ($313,000 after tax) for restricted stock granted during 2019 through 2024. Share-based compensation expense, net of forfeitures, for the three months ended March 31, 2023 was $474,000 ($296,000 after tax) for restricted stock granted during 2018 through 2023. As of March 31, 2024, there was $3.78 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

NOTE 8: Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost for the Bank’s non-contributory cash balance pension plan.

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Components of net periodic benefit cost:
Service cost, included in salaries and employee benefits	$369	$358

Other components of net periodic benefit cost:
Interest cost	189	182
Expected return on plan assets	(341)	(325)
Amortization of prior service credit	(18)	(17)
Recognized net actuarial losses	27	38
Other components of net periodic benefit cost, included in other noninterest expense	(143)	(122)

Net periodic benefit cost	$226	$236

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At March 31, 2024 and December 31, 2023, the Corporation’s entire securities portfolio was comprised of investments in debt securities classified as available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are ICE Data Services (ICE), Refinitiv, and Bloomberg Valuation Service (BVAL).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. ICE provides evaluated prices for the Corporation’s obligations of states and political subdivisions category of securities.  ICE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  Refinitiv and BVAL provide evaluated prices for the Corporation’s U.S. treasury, government agencies and corporations, mortgage-backed, and corporate categories of securities.  U.S. treasury securities and fixed-rate callable securities of U.S. government agencies and corporations are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to relative to-be-announced mortgage-backed securities (TBA securities) or other benchmark prices. TBA securities prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables. Fixed-rate securities issued by the Small Business Association in the mortgage backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.

Other investments. The Corporation holds equity investments in funds that provide debt and equity financing to small businesses. These investments are recorded at fair value and included in other assets in the Consolidated Balance Sheets.  Changes in fair value are recognized in net income.  The funds are managed by investment companies, and the net asset value of each fund is reported regularly by the investment companies. At March 31, 2024 and December 31, 2023, the combined fair value of these investments was $1.84 million and $1.93 million, respectively.  These investments, measured at net asset value, are not presented in the tables below related to fair value measurements. Changes in fair value of these investments resulted in the recognition of unrealized gains of $20,000 and $123,000 for the three months ended March 31, 2024 and 2023, respectively.

The Corporation also holds certain equity investments consisting of equity interests in an independent insurance agency and a full service title and settlement agency (collectively, the agencies). These investments are subject to contractual sale restrictions that only permit the sale of the investments back to the agencies themselves.  These investments are recorded at fair value and included in other assets in the Consolidated Balance Sheets. At March 31, 2024 and December 31, 2023, the fair value of these investments was $3.65 million and $3.75 million, respectively. These investments are recorded at fair value based on the contractual redemption value of the Corporation’s proportionate share of the agencies’ equity.  Changes in fair value are recognized in net income and resulted in the recognition of an unrealized gain of $148,000 and an unrealized loss of $11,000 for the three months ended March 31, 2024 and 2023, respectively.  The Corporation’s investments in these agencies are classified as Level 2.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis. The fair value of forward sales of mortgage loans were not material to the consolidated financial statements of the Corporation at March 31, 2024 or December 31, 2023.

	March 31, 2024
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$28,306	$—	$28,306
U.S. government agencies and corporations	—	74,718	—	74,718
Mortgage-backed securities	—	159,188	—	159,188
Obligations of states and political subdivisions	—	146,651	—	146,651
Corporate and other debt securities	—	21,558	—	21,558
Total securities available for sale	—	430,421	—	430,421
Loans held for sale	—	22,622	—	22,622
Other investments	—	3,653	—	3,653
Derivatives
IRLC	—	740	—	740
Interest rate swaps on loans	—	6,287	—	6,287
Cash flow hedges	—	1,521	—	1,521
Total assets	$—	$465,244	$—	$465,244

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$6,287	$—	$6,287
Total liabilities	$—	$6,287	$—	$6,287

	December 31, 2023
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$45,103	$—	$45,103
U.S. government agencies and corporations	—	87,094	—	87,094
Mortgage-backed securities	—	161,696	—	161,696
Obligations of states and political subdivisions	—	147,111	—	147,111
Corporate and other debt securities	—	21,440	—	21,440
Total securities available for sale	—	462,444	—	462,444
Loans held for sale	—	14,176	—	14,176
Other investments	—	3,751	—	3,751
Derivatives
IRLC	—	335	—	335
Interest rate swaps on loans	—	6,110	—	6,110
Cash flow hedges	—	1,415	—	1,415
Total assets	$—	$488,231	$—	$488,231

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$6,110	$—	$6,110
Total liabilities	$—	$6,110	$—	$6,110

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Corporation may be required, from time to time, to measure and recognize certain assets at fair value on a nonrecurring basis in accordance with GAAP. As of March 31, 2024 and December 31, 2023, the Corporation had no assets or liabilities recorded at fair value on a nonrecurring basis.

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

	Carrying	Fair Value Measurements at March 31, 2024 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$56,960	$55,207	$1,753	$—	$56,960
Securities available for sale	430,421	—	430,421	—	430,421
Loans, net	1,777,227	—	—	1,719,470	1,719,470
Loans held for sale	22,622	—	22,622	—	22,622
Other investments	3,653	—	3,653	—	3,653
Derivatives
IRLC	740	—	740	—	740
Interest rate swaps on loans	6,287	—	6,287	—	6,287
Cash flow hedges	1,521	—	1,521	—	1,521
Bank-owned life insurance	21,586	—	21,586	—	21,586
Accrued interest receivable	10,595	10,595	—	—	10,595
Financial liabilities:
Demand and savings deposits	1,351,762	1,351,762	—	—	1,351,762
Time deposits	736,170	—	733,161	—	733,161
Borrowings	113,214	—	100,121	—	100,121
Derivatives
Interest rate swaps on loans	6,287	—	6,287	—	6,287
Accrued interest payable	4,644	4,644	—	—	4,644

	Carrying	Fair Value Measurements at December 31, 2023 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$77,403	$75,159	$2,244	$—	$77,403
Securities available for sale	462,444	—	462,444	—	462,444
Loans, net	1,702,488	—	—	1,643,462	1,643,462
Loans held for sale	14,176	—	14,176	—	14,176
Other investments	3,751	—	3,751	—	3,751
Derivatives
IRLC	335	—	335	—	335
Interest rate swaps on loans	6,110	—	6,110	—	6,110
Cash flow hedges	1,415	—	1,415	—	1,415
Bank-owned life insurance	21,464	—	21,464	—	21,464
Accrued interest receivable	10,398	10,398	—	—	10,398
Financial liabilities:
Demand and savings deposits	1,392,931	1,392,931	—	—	1,392,931
Time deposits	673,199	—	668,965	—	668,965
Borrowings	103,618	—	90,120	—	90,120
Derivatives
Interest rate swaps on loans	6,110	—	6,110	—	6,110
Accrued interest payable	3,493	3,493	—	—	3,493

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

	Three Months Ended March 31, 2024
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$26,169	$281	$12,025	$—	$(5,767)	$32,708
Interest expense	9,005	44	5,803	545	(5,847)	9,550
Net interest income	17,164	237	6,222	(545)	80	23,158
Gain on sales of loans	—	1,481	—	—	(193)	1,288
Other noninterest income	4,110	1,048	255	840	(49)	6,204
Net revenue	21,274	2,766	6,477	295	(162)	30,650

Provision for loan losses	500	—	3,000	—	—	3,500
Noninterest expense	15,916	2,373	3,560	1,317	(16)	23,150
Income (loss) before taxes	4,858	393	(83)	(1,022)	(146)	4,000
Income tax expense (benefit)	846	99	(20)	(328)	(32)	565
Net income (loss)	$4,012	$294	$(63)	$(694)	$(114)	$3,435

Other data:
Capital expenditures	$293	$81	$111	$—	$—	$485
Depreciation and amortization	$838	$14	$85	$—	$—	$937

	Three Months Ended March 31, 2023
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$23,131	$296	$11,508	$—	$(5,630)	$29,305
Interest expense	3,743	62	5,607	603	(5,668)	4,347
Net interest income	19,388	234	5,901	(603)	38	24,958
Gain on sales of loans	—	1,857	—	—	(63)	1,794
Other noninterest income	3,910	1,001	233	757	(58)	5,843
Net revenue	23,298	3,092	6,134	154	(83)	32,595

Provision for loan losses	450	—	1,600	—	—	2,050
Noninterest expense	14,935	2,798	3,828	1,050	(16)	22,595
Income (loss) before taxes	7,913	294	706	(896)	(67)	7,950
Income tax expense (benefit)	1,495	67	197	(287)	(19)	1,453
Net income (loss)	$6,418	$227	$509	$(609)	$(48)	$6,497

Other data:
Capital expenditures	$515	$—	$—	$—	$—	$515
Depreciation and amortization	$864	$24	$100	$—	$—	$988

	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Total assets at March 31, 2024	$2,351,463	$31,538	$483,674	$34,453	$(431,377)	$2,469,751
Total assets at December 31, 2023	$2,319,810	$22,177	$476,671	$35,581	$(415,741)	$2,438,498

The community banking segment extends two warehouse lines of credit to the mortgage banking segment, providing a portion of the funds needed to originate mortgage loans. The community banking segment charges the mortgage banking segment interest at the daily FHLB advance rate plus a spread ranging from 50 basis points to 175 basis points. The community banking segment also provides the consumer finance segment with a portion of the funds needed to purchase loan contracts by means of variable rate notes that carry interest at one-month term SOFR plus 211.5 basis points, with a floor of 3.5 percent and a ceiling of 6.0 percent, and fixed rate notes that carry interest at rates ranging from 3.5 percent to 5.1 percent. The community banking segment acquires certain residential real estate loans from the mortgage banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. In addition to unallocated expenses recorded by the holding company, certain overhead costs are incurred by the community banking segment and are not allocated to the mortgage banking and consumer finance segments.

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of loan commitments at the Bank was $400.59 million at March 31, 2024 and $413.53 million at December 31, 2023, which does not include IRLCs at the mortgage banking segment, which are discussed in Note 12.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $9.00 million at March 31, 2024 and $7.91 million at December 31, 2023.

The mortgage banking segment sells the majority of the residential mortgage loans it originates to third-party investors. Additionally, the community banking segment purchases residential mortgage loans from the mortgage banking segment under terms and conditions similar to third-party investors. As is customary in the industry, the agreements with these investors require the mortgage banking segment to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the investors are entitled to make loss claims and repurchase requests of the mortgage banking segment for loans that contain covered deficiencies. The mortgage banking segment has obtained early payment default recourse waivers for a portion of its business. Recourse periods for early payment default for the remaining investors vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. The mortgage banking segment maintains an allowance for indemnifications that represents management’s estimate of losses that are probable of arising under these recourse provisions. As performance data for loans that have been sold is not made available to the mortgage banking segment by the investors, the estimate of potential losses is inherently subjective and is based on historical indemnification payments and management’s assessment of current conditions that may contribute to indemnified losses on mortgage loans that have been sold in the secondary market.  For the three months ended March 31, 2024 the Corporation recorded a net reversal of provision for indemnifications of $140,000 and recorded no provision for indemnifications for the three months ended March 31, 2023, which is included in “Noninterest Expenses – Other” on the Consolidated Statements of Income. No indemnification payments were made during the three months ended March 31, 2024 and 2023. The allowance for indemnifications was $1.67 million and $1.81 million at March 31, 2024 and December 31, 2023.

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

These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Corporation’s borrowings for fixed-rate interest payments.  Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Corporation assesses the effectiveness of each hedging relationship quarterly. If the Corporation determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of March 31, 2024, the Corporation has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2024 and June 2029.

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

At March 31, 2024, the mortgage banking segment had $55.76 million of IRLCs and $24.51 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $80.27 million in mortgage loans.

At December 31, 2023, the mortgage banking segment had $26.15 million of IRLCs and $14.44 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $40.59 million in mortgage loans.

The following tables summarize key elements of the Corporation’s derivative instruments.

	March 31, 2024
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$1,521	$—
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	109,255	785	5,502
Matched interest rate swaps with counterparty	109,255	5,502	785
Mortgage banking contracts:
IRLCs	55,759	740	—

	December 31, 2023
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$1,415	$—
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	109,638	1,611	4,499
Matched interest rate swaps with counterparty	109,638	4,499	1,611
Mortgage banking contracts:
IRLCs	26,152	335	—

The Corporation and the Bank are required to maintain cash collateral with dealer counterparties for interest rate swap relationships in a loss position. At both March 31, 2024 and December 31, 2023, there was no cash collateral maintained with dealer counterparties.

NOTE 13: Other Noninterest Expenses

The following table presents the significant components in the Consolidated Statements of Income line “Noninterest Expenses-Other.”

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Telecommunication expenses	$391	$275
Travel and educational expenses	289	348
Licenses and taxes expense	236	202
Provision for indemnifications	(140)	—
Other components of net periodic pension cost	(143)	(122)
All other noninterest expenses	1,631	1,618
Total other noninterest expenses	$2,264	$2,321

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

The following table presents selected financial performance highlights for the periods indicated:

TABLE 1: Financial Performance Highlights

(Dollars in thousands, except for per share data)	Three Months Ended March 31,
	2024	2023
Net Income (Loss):
Community Banking	$4,012	$6,418
Mortgage Banking	294	227
Consumer Finance	(63)	509
Other	(808)	(657)
Consolidated net income	$3,435	$6,497

Earnings per share - basic and diluted	$1.01	$1.86

Annualized return on average equity	6.33%	12.87%
Annualized return on average assets	0.57%	1.10%
Annualized return on average tangible common equity (ROTCE)[1]	7.30%	14.93%
[1]

Refer to “Use of Certain Non-GAAP Financial Measures,” below, for information about these non-GAAP financial measures, including a quantitative reconciliation to the most directly comparable financial measures calculated in accordance with GAAP.

Consolidated net income decreased $3.1 million for the first quarter of 2024 compared to the same period in 2023 due primarily to lower net income of the community banking segment and consumer finance segment, partially offset by higher net income of the mortgage banking segment.

A discussion of the performance of our business segments is included under the heading “Business Segments” in the “Results of Operations” section of this discussion and analysis.

Key highlights for the first quarter of 2024 are as follows.

●	Community banking segment loans grew $67.7 million, or 21.3 percent annualized, compared to December 31, 2023;
●	Consumer finance segment loans grew $7.6 million, or 6.5 percent annualized, compared to December 31, 2023;
●	Deposits increased $21.8 million, or 4.2 percent annualized, compared to December 31, 2023;
●	Consolidated annualized net interest margin was 4.09 percent for the first quarter of 2024 compared to 4.52 percent for the first quarter of 2023 and 4.17 percent in the fourth quarter of 2023;
●	The consumer finance segment recorded provision for credit losses of $3.0 million for the first quarter of 2024 compared to $1.6 million for the first quarter of 2023 and $2.4 million for the fourth quarter of 2023;
●	The consumer finance segment experienced net charge-offs at an annualized rate of 2.54 percent of average total loans for the first quarter of 2024 compared to 1.77 percent for the first quarter of 2023 and 2.72 percent for the fourth quarter of 2023;
●	Mortgage banking segment loan originations were $94.3 million for the first quarter of 2024, a decrease of $21.5 million, or 18.5 percent, and $3.9 million, or 4.0 percent, compared to the first quarter of 2023 and the fourth quarter of 2023, respectively.

Capital Management and Dividends

Total equity was $216.9 million at March 31, 2024, compared to $217.5 million at December 31, 2023. Under regulatory capital standards, the Corporation’s tier 1 risk-based capital and total risk-based capital ratios at March 31, 2024 were 12.2 percent and 14.5 percent, respectively, compared to 12.6 percent and 14.8 percent, respectively, at December 31, 2023. The decrease in the Corporation’s tier 1 risk-based capital and total risk-based capital ratios at March 31, 2024 compared to December 31, 2023 was due primarily to growth in risk-weighted assets resulting from higher balances of loans outpacing growth in equity. At March 31, 2024, the book value per share of the Corporation’s common stock was $64.24, and tangible book value per share, which is a non-GAAP financial measure, was $56.36, compared to $64.28 and $56.40, respectively, at December 31, 2023.

Total equity decreased $567,000 at March 31, 2024 compared to December 31, 2023, due primarily to higher unrealized losses in the market value of securities available for sale, which are recognized as a component of other comprehensive income, share repurchases and dividends paid on the Corporation’s common stock, the significant majority of which was offset by net income.  The Corporation’s securities available for sale are fixed income debt securities, and their unrealized loss position is a result of rising market interest rates since they were purchased. The Corporation expects to recover its investments in debt securities through scheduled payments of principal and interest, and unrealized losses are not expected to affect the earnings or regulatory capital of the Corporation or the Bank. The accumulated other comprehensive loss related to the Corporation’s securities available for sale increased to $27.1 million at March 31, 2024, compared to $25.0 million at December 31, 2023, as a result of an increase in debt security market interest rates.

The Corporation declared a quarterly cash dividend of 44 cents per share during the first quarter of 2024, which was paid on April 1, 2024. This dividend represents a payout ratio of 43.6 percent of earnings per share for the first quarter of 2024. The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital levels and requirements and expected future earnings. In making its decision on the payment of dividends on the Corporation’s common stock, the Corporation’s Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.

The Corporation has a share repurchase program that was authorized by the Board of Directors and effective January 1, 2024, to repurchase up to $10.0 million of the Corporation’s common stock through December 31, 2024.  During the first quarter of 2024, the Corporation repurchased 9,654 shares, or $516,000, of its common stock under this share repurchase program.

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

For further information concerning accounting policies, refer to Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 1: Summary of Significant Accounting Policies” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three months ended March 31, 2024 and 2023. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented. Average balances of securities available for sale are included at amortized cost. Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect.

TABLE 2: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended March 31,
	2024			2023
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$365,244	$1,980	2.17%	$462,200	$2,451	2.12%
Tax-exempt	120,920	1,118	3.70	98,854	781	3.16
Total securities	486,164	3,098	2.55	561,054	3,232	2.30
Loans:
Community banking segment	1,302,260	17,331	5.35	1,172,164	14,302	4.95
Mortgage banking segment	17,700	281	6.39	19,076	296	6.29
Consumer finance segment	473,848	12,024	10.21	475,225	11,509	9.82
Total loans	1,793,808	29,636	6.64	1,666,465	26,107	6.35
Interest-bearing deposits in other banks	28,417	259	3.67	25,911	176	2.75
Total earning assets	2,308,389	32,993	5.75	2,253,430	29,515	5.30
Allowance for credit losses	(40,292)			(41,044)
Total non-earning assets	156,800			154,990
Total assets	$2,424,897			$2,367,376

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$335,570	553	0.66	$384,493	583	0.61
Money market deposit accounts	298,886	1,030	1.39	348,524	592	0.69
Savings accounts	185,759	31	0.07	225,411	34	0.06
Certificates of deposit	705,167	6,916	3.94	434,801	1,820	1.70
Total interest-bearing deposits	1,525,382	8,530	2.25	1,393,229	3,029	0.88
Borrowings:
Repurchase agreements	27,997	111	1.59	35,260	81	0.92
Other borrowings	78,445	909	4.64	105,421	1,237	4.69
Total borrowings	106,442	1,020	3.83	140,681	1,318	3.75
Total interest-bearing liabilities	1,631,824	9,550	2.35	1,533,910	4,347	1.14
Noninterest-bearing demand deposits	531,885			591,709
Other liabilities	44,125			39,901
Total liabilities	2,207,834			2,165,520
Equity	217,063			201,856
Total liabilities and equity	$2,424,897			$2,367,376
Net interest income		$23,443			$25,168
Interest rate spread			3.40%			4.16%
Interest expense to average earning assets			1.66%			0.78%
Net interest margin			4.09%			4.52%

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

TABLE 3: Rate-Volume Recap

	Three Months Ended March 31, 2024 from 2023
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans:
Community banking segment	$1,276	$1,753	$3,029
Mortgage banking segment	5	(20)	(15)
Consumer finance segment	543	(28)	515
Securities:
Taxable	56	(527)	(471)
Tax-exempt	146	191	337
Interest-bearing deposits in other banks	64	19	83
Total interest income	2,090	1,388	3,478
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	46	(76)	(30)
Money market deposit accounts	533	(95)	438
Savings accounts	5	(8)	(3)
Certificates of deposit	3,462	1,634	5,096
Total interest-bearing deposits	4,046	1,455	5,501
Borrowings:
Repurchase agreements	50	(20)	30
Other borrowings	(13)	(315)	(328)
Total interest expense	4,083	1,120	5,203
Change in net interest income	$(1,993)	$268	$(1,725)

Net interest income, on a taxable-equivalent basis, for the first quarter of 2024 decreased to $23.4 million, compared to $25.2 million for the first quarter of 2023.  The decrease in net interest income for the first quarter of 2024 as compared to the first quarter of 2023 was due primarily to a decrease in net interest margin, partially offset by higher average balances of earning assets. Annualized net interest margin decreased 43 basis points to 4.09 percent for the first quarter of 2024 compared to the first quarter of 2023 due primarily to an increase in costs of interest-bearing deposits and borrowings and a shift to higher cost deposits, partially offset by an increase in yields of earning assets. The Federal Reserve Bank (FRB) increased the target federal funds interest rate from an upper limit of 4.50 percent at December 31, 2022 to 5.00 percent by March 31, 2023 and to 5.50 percent by the end of 2023, where it remained unchanged through the first quarter of 2024. The yield on interest-earning assets increased by 45 basis points for the first quarter of 2024 compared to the same period in 2023.  The cost of interest-bearing liabilities increased by 121 basis points for the first quarter of 2024 compared to the same period of 2023.  Average earning assets increased $55.0 million for the first quarter of 2024 compared to the same period in 2023. Average interest-bearing liabilities increased $97.9 million for the first quarter of 2024 compared to the same period in 2023. Average noninterest-bearing demand deposits decreased $59.8 million for the first quarter of 2024 compared to the same period in 2023.

Average loans, which includes both loans held for investment and loans held for sale, increased $127.3 million to $1.8 billion for the first quarter of 2024 compared to the same period in 2023. Average loans at the community banking segment increased $130.1 million, or 11.1 percent, for the first quarter of 2024 compared to the same period in 2023 due primarily to growth in the commercial real estate, construction, and residential mortgage segments of the loan portfolio. Average loans at the consumer finance segment decreased $1.4 million, or less than one percent, for the first quarter of 2024 compared to the same period in 2023 due primarily to a decrease in the automobile segment of the loan portfolio. Average loans at the mortgage banking segment, which consist of loans held for sale, decreased $1.4 million, or 7.2 percent, for the first quarter of 2024 compared to the same period in 2023 due primarily to lower mortgage loan production volume as a result of conditions in the housing markets and higher interest rates on mortgage loans.

The community banking segment average loan yield increased 40 basis points to 5.35 percent for the first quarter of 2024 compared to the same period in 2023 due primarily to the effects of the higher interest rate environment. The consumer finance segment average loan yield increased 39 basis points to 10.21 percent for the first quarter of 2024 compared to the same period in 2023 due primarily to the effects of the higher interest rate environment, which were partially offset by the effects of purchasing higher credit quality loan contracts which have lower yields. The mortgage banking segment average loan yield increased 10 basis points to 6.39 percent for the first quarter of 2024 compared to the same period in 2023 due to the effects of the higher interest rate environment.

Average securities available for sale decreased $74.9 million for the first quarter of 2024 compared to the same period in 2023 due primarily to maturities and paydowns of government agencies, treasuries, and mortgage-backed securities outpacing purchases. The average yield on the securities portfolio on a taxable-equivalent basis increased 25 basis points to 2.55 percent for the first quarter of 2024 compared to the same period in 2023 due primarily to rising interest rates and the maturity of lower-yielding securities.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the FRB, increased $2.5 million for the first quarter of 2024 compared to the same period of 2023. The average yield on interest-bearing deposits in other banks increased 92 basis points for the first quarter of 2024 compared to the same period in 2023 due to rising interest rates.

Average money market, savings and interest-bearing demand deposits combined and average non-interest bearing demand deposits decreased $138.2 million and $59.8 million, respectively, for the first quarter of 2024 compared to the same period in 2023 due primarily to customers seeking higher yielding opportunities as a result of higher interest rates paid on time deposits. Average time deposits increased $270.4 million for the first quarter of 2024 compared to the same period in 2023. The average cost of interest-bearing deposits increased 137 basis points for the first quarter of 2024 compared to the same period in 2023 due primarily to higher rates on money market and time deposits and a shift in composition towards time deposits amid the higher interest rate environment and increased competition for deposits.

Average borrowings decreased $34.2 million for the first quarter of 2024 compared to the same period in 2023 due primarily to decreases in short-term Federal Home Loan Bank of Atlanta (FHLB) advances. The average cost of borrowings increased 8 basis points for the first quarter of 2024 compared to the same period in 2023 due primarily to the effects of rising interest rates and a shift in the mix of borrowings from lower cost repurchase agreements to FHLB borrowings.

The Corporation believes that higher interest rates will continue to have a positive effect on yields of new loan originations, renewals of fixed rate loans originated during periods of lower interest rates, and purchases of securities available for sale. The Corporation also expects the cost of deposits may continue to rise, albeit at a decelerating rate, amid competition for deposits and due to repricing of time deposits upon maturity, and that a portion of the Corporation’s funding will continue to be drawn from borrowings in the near term, which may result in a higher cost of funds. The effect of these factors on the Corporation’s net interest margin will depend on a number of factors, including the Corporation’s ability to grow loans at the community banking segment and consumer finance segment, to compete for deposits, and to the extent of its reliance on borrowings. The Corporation can give no assurance as to the timing or extent of changes in market interest rates or the impact of those changes or any other factor on the Corporation's ability to compete for loans and deposits or on its net interest margin. If market interest rates begin to decline, the Corporation’s net interest margin could be adversely affected as its assets typically reprice downward more quickly than its deposits and borrowings. Alternatively, if market interest rates were to rise, net interest margin could be positively impacted as the Corporation generally expects its assets to reprice upward more quickly than its deposits and borrowings.

Noninterest Income

TABLE 4: Noninterest Income

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Interchange income	$1,475	$1,520
Gains on sales of loans	1,288	1,794
Service charges on deposit accounts	1,047	1,048
Unrealized gain on investments held in rabbi trust	840	767
Wealth management services income, net	731	614
Mortgage lender services income	503	451
Mortgage banking fee income	479	494
Other service charges and fees	396	391
Investment income from other equity interests	167	113
Net losses on sales, maturities and calls of available for sale securities	—	(5)
Other income, net	566	450
Total noninterest income	$7,492	$7,637

Total noninterest income decreased $145,000, or 1.9 percent, for the first quarter of 2024 compared to the first quarter of 2023 due primarily to lower volume of mortgage loan production, which resulted in lower gains on sales of loans and mortgage banking fee income, partially offset by higher wealth management services income, fluctuations in unrealized gains on the rabbi trust, higher investment income in other equity investments and higher mortgage lender services income, as a result of an increase in the number of institutional customers and the types of services provided.

The Corporation uses a rabbi trust to fund liabilities under its nonqualified deferred compensation plan. Unrealized gains and losses on investments held in the Corporation’s rabbi trust are offset by changes in deferred compensation liabilities, recorded in salaries and employee benefits expense.

Noninterest Expense

TABLE 5: Noninterest Expense

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Salaries and employee benefits:
Compensation, payroll taxes and employee benefits	$13,422	$13,131
Increase in nonqualified deferred compensation plan liabilities	830	767
Total salaries and employee benefits	14,252	13,898

Occupancy expense	2,132	2,044
Data processing	2,829	2,682
Professional fees	915	595
Insurance expense	406	396
Marketing and advertising expenses	168	401
Mortgage banking loan processing expenses	184	258
Other expenses:
Other components of net periodic pension cost	(143)	(122)
Provision for indemnifications	(140)	—
Other expenses	2,547	2,443
Total other noninterest expenses	2,264	2,321
Total noninterest expense	$23,150	$22,595

Total noninterest expenses increased $555,000, or 2.5 percent, in the first quarter of 2024 compared to the same period in 2023 due primarily to increases in compensation, payroll taxes and employee benefits at the community banking segment, which have generally increased in line with employment market conditions, higher professional fees, and higher data processing fees, partially offset by lower marketing and advertising expense and expenses tied to mortgage loan production volume at the mortgage banking segment, reported in compensation, payroll taxes and benefits and mortgage banking loan processing expenses. Additionally, the mortgage banking segment recorded a net reversal of provision for indemnifications for the first quarter of 2024 compared to no provision for indemnifications expense in the first quarter of 2023.

Changes in deferred compensation liabilities are offset by unrealized gains and losses on investments held in the Corporation’s rabbi trust and are recorded in noninterest income.

Income Taxes

The Corporation’s consolidated effective income tax rate was 14.1 percent and 18.3 percent for the first quarter of 2024 and 2023, respectively. The Corporation’s consolidated effective tax rate for the first quarter of 2024 was lower compared to the same period in 2023 primarily as a result of a lower share of income at the consumer finance and mortgage banking segments, which are subject to state income taxes.

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

TABLE 6: Community Banking Segment Operating Results

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Interest income	$26,169	$23,131
Interest expense	9,005	3,743
Net interest income	17,164	19,388
Provision for credit losses	500	450
Net interest income after provision for credit losses	16,664	18,938
Noninterest income:
Interchange income	1,475	1,520
Service charges on deposit accounts	1,061	1,062
Wealth management services income, net	731	614
Investment income from other equity interests	167	113
Other income, net	676	601
Total noninterest income	4,110	3,910
Noninterest expense:
Salaries and employee benefits	9,443	8,926
Occupancy expense	1,743	1,621
Data processing	2,231	2,119
Other expenses	2,499	2,269
Total noninterest expenses	15,916	14,935
Income before income taxes	4,858	7,913
Income tax expense	846	1,495
Net income	$4,012	$6,418

The community banking segment reported net income of $4.0 million for the first quarter of 2024 compared to $6.4 million for the same period in 2023 due primarily to:

●	higher interest expense due primarily to higher rates on deposits and higher balances of interest-bearing deposits; and
●	higher salaries and employee benefits expense, which have generally increased in line with employment market conditions;

partially offset by:

●	higher interest income resulting from the effects of the higher interest rate environment on asset yields and higher average balances of loans, offset in part by lower average balances of securities.

Net interest income for the community banking segment decreased by $2.2 million to $17.2 million for the first quarter of 2024 compared to the same period in 2023. Included in net interest income is interest income on variable rate loans to the consumer finance and mortgage banking segments. Average loan yields were higher for the first quarter of 2024 compared to the same period of 2023 due primarily to the effects of the higher interest rate environment as market interest rates rose in 2023. Average costs of interest-bearing liabilities were higher for the first quarter of 2024 compared to the same period of 2023 due primarily to the effects of the higher interest rate environment and a shift in the mix from lower cost deposits to time deposits. The community banking segment expects both loan and investment yields and costs of interest-bearing deposits to continue to rise in 2024.

The community banking segment recorded $500,000 and $450,000 in provision for credit losses for the first quarter of 2024 and 2023, respectively, due primarily to growth in the loan portfolio. Noninterest income increased for the first quarter of 2024 compared to the same period in 2023 as a result of higher wealth management services income and higher investment income in other equity investments.  Noninterest expenses increased during the first quarter of 2024 compared to the same period in 2023 due primarily to higher salaries and employee benefits and higher other expenses, due primarily to an increase in professional fees and data processing fees, partially offset by lower marketing and advertising expenses.

Mortgage Banking:  The following table presents the mortgage banking operating results for the periods indicated.

TABLE 7: Mortgage Banking Segment Operating Results

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Interest income	$281	$296
Interest expense	44	62
Net interest income	237	234
Provision for credit losses	—	—
Net interest income after provision for credit losses	237	234
Noninterest income:
Gains of sales of loans	1,481	1,857
Mortgage banking fee income	514	538
Mortgage lender services fee income	503	451
Other income	31	12
Total noninterest income	2,529	2,858
Noninterest expense:
Salaries and employee benefits	1,598	1,740
Occupancy expense	232	261
Data processing	240	242
Other expenses	303	555
Total noninterest expenses	2,373	2,798
Income before income taxes	393	294
Income tax expense	99	67
Net income	$294	$227

The mortgage banking segment reported net income of $294,000 for the first quarter of 2024 compared to $227,000 for the same period in 2023 due primarily to:

●	a net reversal of provision for indemnifications of $140,000 for the first quarter of 2024 compared to no provision for indemnifications in the first quarter of 2023, which is included in other expenses;
●	lower variable expenses tied to mortgage loan origination volume such as commissions and bonuses, reported in salaries and employee benefits, as well as mortgage banking loan processing expenses and data processing expenses; and
●	lower salaries and employee benefits, occupancy expense and other expenses due to an effort to reduce overhead costs as mortgage loan origination volume has decreased;

partially offset by:

●	lower volume of mortgage loan originations.

The following table presents mortgage loan originations and mortgage loans sold for the periods indicated.

TABLE 8: Mortgage Loan Originations

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Mortgage loan originations:
Purchases	$86,760	$101,838
Refinancings	7,586	13,977
Total mortgage loan originations[1]	$94,346	$115,815

Lock-adjusted originations[2]	$120,400	$140,681
1	Total mortgage loan originations does not include mortgage lender services.
2	Lock-adjusted originations includes an estimate of the effect of changes in the volume of mortgage loan applications in process that have not closed, net of volume not expected to close.

The sustained elevated level of mortgage interest rates, combined with higher home prices and lower levels of inventory, has led to a substantial decline in mortgage loan originations for the mortgage industry during 2024 and 2023.  Mortgage loan originations for the mortgage banking segment decreased 18.5 percent for the first quarter of 2024 compared to the same period in 2023.  Gains on sales of loans, while driven in part by mortgage loan originations, also includes the effects of changes in locked loan commitments, which reflect the volume of mortgage loan applications that are in process and have not closed. Lock-adjusted originations for the mortgage banking segment decreased 14.4 percent for the first quarter of 2024 compared to the same period in 2023. Locked loan commitments were $55.8 million at March 31, 2024 compared to $26.2 million and $70.5 million at December 31, 2023 and March 31, 2023, respectively.

Mortgage lender services fee income is derived from providing mortgage origination functions to third-party mortgage lenders for a fee. Mortgage lender services fee income increased for the first quarter of 2024 compared to the same period in 2023 due primarily to an increase in the number of institutional customers and the types of services provided, partially offset by the negative impacts of reduced mortgage loan volume in the industry.

The mortgage banking segment recorded a net reversal of provision for indemnification losses of $140,000 for the first quarter of 2024 compared to no provision for indemnification losses for the same period in 2023. The mortgage banking segment increased reserves for indemnification losses during 2020 based on widespread forbearance on mortgage loans and economic uncertainty related to the COVID-19 pandemic. The release of indemnification reserves in 2024 was due primarily to improvement in the mortgage banking segment’s assessment of borrower payment performance and other factors affecting expected losses on mortgage loans sold in the secondary market, such as time since origination. Management believes that the indemnification reserve is sufficient to absorb losses related to loans that have been sold in the secondary market.

Consumer Finance:  The following table presents the consumer finance operating results for the periods indicated.

TABLE 9: Consumer Finance Segment Operating Results

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Interest income	$12,025	$11,508
Interest expense	5,803	5,607
Net interest income	6,222	5,901
Provision for credit losses	3,000	1,600
Net interest income after provision for credit losses	3,222	4,301

Noninterest income	255	233
Noninterest expense:
Salaries and employee benefits	2,144	2,253
Occupancy expense	157	161
Data processing	340	317
Other expenses	919	1,097
Total noninterest expenses	3,560	3,828
Income before income taxes	(83)	706
Income tax (benefit) expense	(20)	197
Net (loss) income	$(63)	$509

The consumer finance segment reported a net loss of $63,000 for the first quarter of 2024 compared to net income of $509,000 for the same period in 2023 due primarily to:

●	higher provision for credit losses due primarily to increased net charge-offs; and
●	higher interest expense on variable rate borrowings from the community banking segment as a result of increased market interest rates;

partially offset by:

●	higher interest income resulting from the effects of the higher interest rate environment on loan yields.

Average loan yields and average cost of borrowings were higher for the first quarter of 2024 compared to the same period of 2023 due primarily to the effects of the higher interest rate environment as market interest rates rose in 2023.

Provision for credit losses increased due primarily to increased net charge-offs. Net charge-offs increased due primarily to an increase in the number of delinquent loans and repossessions, which coupled with a decline in wholesale values of used automobiles, results in an increased charge-off amount on a per-unit basis. If loan performance deteriorates, resulting in continued elevated delinquencies or net charge-offs, or if values of used vehicles decline, provision for credit losses may increase in future periods.

ASSET QUALITY

Allowance and Provision for Credit Losses

The Corporation conducts an analysis of the collectability of the loan portfolio on a regular basis and uses this analysis to assess the sufficiency of the allowance for credit losses on loans and to determine the necessary provision for credit losses. The Corporation segmented the loan portfolio into three loan portfolios based on common risk characteristics.

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

The Corporation monitors the consumer finance loan portfolio by past due status and by credit rating at the time of origination, which the Corporation believes serves as a relevant indicator of aggregate credit quality and risk of loan defaults in the portfolio based upon the use of Fair Isaac Corporation (FICO) Scores over time for loan approval decisions and through experience analyzing loss patterns. The characteristics of these credit ratings are as follows:

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

The following tables present the Corporation’s credit loss experience for the periods indicated.

TABLE 10: Allowance for Credit Losses

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
Balance at December 31, 2023	$12,315	$3,758	$23,578	$39,651
Provision charged to operations	535	65	3,000	3,600
Loans charged off	—	(101)	(4,103)	(4,204)
Recoveries of loans previously charged off	9	53	1,091	1,153
Balance at March 31, 2024	$12,859	$3,775	$23,566	$40,200

Average loans	$946,621	$357,796	$473,848	$1,778,265
Ratio of net (recoveries) charge-offs to average loans	(0.00)%	0.05%	2.54%	0.69%
1Consumer loans includes provision, charge-offs and recoveries related to demand deposit overdrafts.

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
Balance at December 31, 2022	$11,219	$3,330	$25,969	$24,571
Impact of ASC 326 adoption on non-PCD loans	(617)	98	406	(113)
Impact of ASC 326 adoption on PCD loans	595	9	—	604
Provision charged to operations	233	117	1,600	1,950
Loans charged off	(16)	(89)	(3,108)	(3,213)
Recoveries of loans previously charged off	35	45	1,008	1,088
Balance at March 31, 2023	$11,449	$3,510	$25,875	$40,834

Average loans	$854,550	$319,740	$475,225	$1,649,515
Ratio of net (recoveries) charge-offs to average loans	(0.01)%	0.06%	1.77%	0.52%
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

TABLE 11: Allocation of Allowance for Credit Losses

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Allocation of allowance for credit losses:
Commercial	$12,859	$12,315
Consumer	3,775	3,758
Consumer Finance	23,566	23,578
Total allowance for credit losses	$40,200	$39,651
Ratio of loans to total period-end loans:
Commercial	53%	52%
Consumer	21	21
Consumer Finance	26	27
	100%	100%

Loans are required to be measured at amortized cost and to be presented at the net amount expected to be collected. Off balance sheet credit exposures, including loan commitments, are not recorded on balance sheet, but expected credit losses arising from off balance sheet credit exposures are recorded as a reserve for unfunded commitments and reported in Other Liabilities.

The following table presents a breakdown of the provision for credit losses for the periods indicated:

TABLE 12: Provision for Credit Losses

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Provision for credit losses:
Provision for loans	$3,600	$1,950
Provision for unfunded commitments	(100)	100
Total	$3,500	$2,050

TABLE 13: Credit Quality Indicators

Loans by credit quality indicators as of March 31, 2024 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Commercial real estate	$686,951	$6,652	$—	$—	$693,603
Commercial business	116,150	86	—	—	116,236
Construction - commercial real estate	96,916	—	—	—	96,916
Land acquisition and development	29,644	—	—	—	29,644
Builder lines	28,363	—	—	—	28,363
Construction - consumer real estate	12,471	—	—	—	12,471
Residential mortgage	299,310	43	384	441	300,178
Equity lines	54,297	—	67	99	54,463
Other consumer	9,440	—	—	10	9,450
	$1,333,542	$6,781	$451	$550	$1,341,324

(Dollars in thousands)	Very Good	Good	Fairly Good	Fair	Marginal	Total
Consumer finance - automobiles	$39,031	$102,376	$138,432	$98,596	$28,845	$407,280
Consumer finance - marine and recreational vehicles	48,528	19,719	576	—	—	68,823
	$87,559	$122,095	$139,008	$98,596	$28,845	$476,103
1At March 31, 2024, the Corporation did not have any loans classified as Doubtful or Loss.

Loans by credit quality indicators as of December 31, 2023 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Commercial real estate	$661,432	$6,690	$—	$—	$668,122
Commercial business	115,286	62	—	—	115,348
Construction - commercial real estate	69,768	—	—	—	69,768
Land acquisition and development	29,064	—	—	—	29,064
Builder lines	24,668	—	—	—	24,668
Construction - consumer real estate	11,223	—	—	—	11,223
Residential mortgage	292,624	44	268	320	293,256
Equity lines	51,425	85	5	77	51,592
Other consumer	10,579	—	—	9	10,588
	$1,266,069	$6,881	$273	$406	$1,273,629

(Dollars in thousands)	Very Good	Good	Fairly Good	Fair	Marginal	Total
Consumer finance - automobiles	$32,913	$98,286	$137,480	$101,569	$31,028	$401,276
Consumer finance - marine and recreational vehicles	47,246	19,398	590	—	—	67,234
	$80,159	$117,684	$138,070	$101,569	$31,028	$468,510
1	At December 31, 2023, the Corporation did not have any loans classified as Doubtful or Loss.

Table 14 summarizes the Corporation’s credit ratios on a consolidated basis and Table 15 summarizes nonperforming assets by principal business segment as of March 31, 2024 and December 31, 2023.  The mortgage banking segment did not have any nonperforming assets as of March 31, 2024 or December 31, 2023.

TABLE 14: Consolidated Credit Ratios

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Total loans[1]	$1,817,427	$1,742,139
Nonaccrual loans	$1,291	$1,298
Allowance for credit losses (ACL)	$40,200	$39,651
Nonaccrual loans to total loans	0.07%	0.07%
ACL to total loans	2.21%	2.28%
ACL to nonaccrual loans	3,113.87%	3,054.78%
1Total loans does not include loans held for sale at the mortgage banking segment.

TABLE 15: Nonperforming Assets

Community Banking Segment

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Total loans	$1,341,324	$1,273,629
Nonaccrual loans	$550	$406
ACL	$16,634	$16,072
Nonaccrual loans to total loans	0.04%	0.03%
ACL to total loans	1.24%	1.26%
ACL to nonaccrual loans	3,024.36%	3,958.62%
Annualized year-to-date net charge-offs to average total loans	0.01%	0.01%

Consumer Finance Segment

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Total loans	$476,103	$468,510
Nonaccrual loans	$741	$892
Repossessed assets	$544	$646
ACL	$23,566	$23,579
Nonaccrual loans to total loans	0.16%	0.19%
ACL to total loans	4.95%	5.03%
ACL to nonaccrual loans	3,180.30%	2,643.39%
Annualized year-to-date net charge-offs to average total loans	2.54%	1.99%

The community banking segment’s nonaccrual loans were $550,000 at March 31, 2024 compared to $406,000 at December 31, 2023. The community banking segment recorded $600,000 and $350,000 in provision for loans for the first quarter of 2024 and 2023, respectively, due primarily to growth in the loan portfolio. At March 31, 2024, the allowance for credit losses increased to $16.6 million compared to an allowance for credit losses of $16.1 million at December 31, 2023 due primarily to growth in the loan portfolio. Management believes that the level of the allowance for credit losses is adequate to reflect the net amount expected to be collected.

Nonaccrual loans at the consumer finance segment were $741,000 at March 31, 2024 compared to $892,000 at December 31, 2023. Nonaccrual consumer finance loans remain low relative to the allowance for credit losses and the total consumer finance loan portfolio because the consumer finance segment generally initiates repossession of loan collateral once a loan becomes more than 60 days delinquent.  Repossessed vehicles of the consumer finance segment are classified as other assets and consist only of vehicles the Corporation has the legal right to sell.  Prior to the reclassification from loans to repossessed vehicles, the difference between the carrying amount of each loan and the fair value of each vehicle (i.e. the deficiency) is charged against the allowance for credit losses. At March 31, 2024, repossessed vehicles available for sale totaled $544,000 compared to $646,000 at December 31, 2023.

The consumer finance segment experienced net charge-offs at an annualized rate of 2.54 percent of average total loans for the first quarter of 2024, compared to 1.77 percent for the first quarter of 2023 and 2.72 percent for the fourth quarter of 2023, due primarily to an increase in the number of delinquent loans and repossessions, which coupled with a decline in wholesale values of used automobiles, results in an increased charge-off amount on a per-unit basis. At March 31, 2024, total delinquent loans as a percentage of total loans was 2.78 percent compared to 4.09 percent at December 31, 2023 and 2.33 percent at March 31, 2023. Delinquency and loss rates have returned to pre-pandemic levels due to the passage of time since the expiration of stimulus and enhanced unemployment benefits that benefitted borrowers. The allowance for credit losses was $23.6 million at both March 31, 2024 and December 31, 2023. The allowance for credit losses as a percentage of total loans decreased to 4.95 percent at March 31, 2024 compared to an allowance for credit losses as a percentage of total loans of 5.03 percent at December 31, 2023 due primarily to growth in loans with stronger credit quality while balances of loans with lower credit quality declined.

The consumer finance segment at times offers payment deferrals to borrowers as a portfolio management technique to achieve higher ultimate cash collections on select loan accounts. A significant reliance on deferrals as a means of managing collections may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio.  Average amounts of payment deferrals on a monthly basis, which are not included in delinquent loans, were 1.62 percent, 1.60 percent and 2.02 percent as a percentage of average automobile loans outstanding for the first quarter of 2024, the first quarter of  2023 and the fourth quarter of 2023, respectively.

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

FINANCIAL CONDITION

At March 31, 2024, the Corporation had total assets of $2.5 billion, which was an increase of $31.3 million since December 31, 2023. The increase was attributable primarily to growth in loans held for investment and loans held for sale, funded by maturities and paydowns of available for sale securities, increases in deposits, including brokered deposits, deployment of cash on hand, and long-term borrowings. The significant components of the Corporation’s Consolidated Balance Sheets are discussed below.

Loan Portfolio

Tables 16, 17 and 18 present information pertaining to the composition of loans held for investment, the composition of commercial real estate loans, and the maturity/repricing of certain loans held for investment, respectively.

TABLE 16: Summary of Loans Held for Investment

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$693,603	38%	$668,122	38%
Commercial business	116,236	6	115,348	7
Construction - commercial real estate	96,916	5	69,768	4
Land acquisition and development	29,644	1	29,064	1
Builder lines	28,363	2	24,668	1
Construction - consumer real estate	12,471	1	11,223	1
Residential mortgage	300,178	17	293,256	17
Equity lines	54,463	3	51,592	3
Other consumer	9,450	1	10,588	1
Consumer finance - automobiles	407,280	22	401,276	23
Consumer finance - marine and recreational vehicles	68,823	4	67,234	4
Subtotal	1,817,427	100%	1,742,139	100%
Less allowance for credit losses	(40,200)		(39,651)
Loans, net	$1,777,227		$1,702,488

The increase in total loans from December 31, 2023 to March 31, 2024 was due primarily to growth in construction, commercial real estate, and residential mortgage lending at the community banking segment and an increase in automobile loans at the consumer finance segment.

TABLE 17: Commercial Real Estate Loans

	March 31, 2024
(Dollars in thousands)	Amount	% of Commercial Real Estate	% of Total
Multifamily	$131,966	19.0%	7.3%
Retail	121,965	17.6	6.7
Office	108,656	15.7	6.0
1-4 family investment properties	87,076	12.6	4.8
Industrial/warehouse	57,862	8.3	3.2
Hotels	59,834	8.6	3.3
Medical office	40,728	5.9	2.2
Mini-storage	10,967	1.6	0.6
Other	74,549	10.7	4.1
	$693,603	100%	38.2%

	December 31, 2023
(Dollars in thousands)	Amount	% of Commercial Real Estate	% of Total
Multifamily	$132,883	19.9%	7.6%
Retail	107,883	16.1	6.2
Office	107,692	16.1	6.2
1-4 family investment properties	87,218	13.1	5.0
Industrial/warehouse	58,137	8.7	3.3
Hotels	53,206	8.0	3.1
Medical office	40,784	6.1	2.3
Mini-storage	9,766	1.5	0.6
Other	70,553	10.5	4.1
	$668,122	100%	38.4%

TABLE 18: Maturity/Repricing Schedule of Loans Held for Investment

	March 31, 2024
(Dollars in thousands)	Commercial	Consumer	Consumer Finance	Total
Variable Rate:
Within 1 year	$242,858	$55,393	$—	$298,251
1 to 5 years	105,165	1,024	—	106,189
5 to 15 years	10,523	—	—	10,523
After 15 years	—	—	—	—
Fixed Rate:
Within 1 year	$38,663	$19,381	$5,242	$63,286
1 to 5 years	273,425	42,974	234,676	551,075
5 to 15 years	278,923	215,234	236,185	730,342
After 15 years	15,205	42,556	—	57,761

	$964,762	$376,562	$476,103	$1,817,427

Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At March 31, 2024 and December 31, 2023, all securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 19: Securities Available for Sale

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. Treasury securities	$28,306	7%	$45,103	10%
U.S. government agencies and corporations	74,718	17	87,094	19
Mortgage-backed securities	159,188	37	161,696	35
Obligations of states and political subdivisions	146,651	34	147,111	31
Corporate and other debt securities	21,558	5	21,440	5
Total available for sale securities at fair value	$430,421	100%	$462,444	100%

Securities available for sale decreased by $32.0 million to $430.4 million at March 31, 2024 compared to $462.4 million at December 31, 2023 due primarily to maturities, calls and paydowns of securities and increases in net unrealized losses in the market value of securities available for sale, as a result of increases in market interest rates. Net unrealized losses in the market value of securities available for sale increased to $34.3 million at March 31, 2024 compared to net unrealized losses in the market value of securities available for sale of $31.6 million at December 31, 2023.

For more information about the Corporation’s securities available for sale, including information about securities in an unrealized loss position at March 31, 2024 and December 31, 2023, see Part I, Item 1, “Financial Statements” under the heading “Note 2: Securities” in this Quarterly Report on Form 10-Q.

The following table presents additional information pertaining to the composition of the securities portfolio at amortized cost, by the earlier of contractual maturity or expected maturity.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

TABLE 20: Maturity of Securities

	March 31, 2024
		Weighted
	Amortized	Average
(Dollars in thousands)	Cost	Yield [1]
U.S. Treasury securities:
Maturing within 1 year	$23,962	2.39%
Maturing after 1 year, but within 5 years	4,982	1.38
Total U.S. Treasury securities	28,944	2.21
U.S. government agencies and corporations:
Maturing within 1 year	15,612	2.27
Maturing after 1 year, but within 5 years	32,444	1.15
Maturing after 5 years, but within 10 years	30,229	1.77
Maturing after 10 years	6,095	2.16
Total U.S. government agencies and corporations	84,380	1.65
Mortgage-backed securities:
Maturing within 1 year	27,067	1.96
Maturing after 1 year, but within 5 years	80,508	1.96
Maturing after 5 years, but within 10 years	52,654	2.04
Maturing after 10 years	16,457	2.70
Total mortgage-backed securities	176,686	2.05
States and municipals:[1]
Maturing within 1 year	22,247	3.67
Maturing after 1 year, but within 5 years	40,227	2.09
Maturing after 5 years, but within 10 years	38,034	3.11
Maturing after 10 years	48,989	4.39
Total states and municipals	149,497	3.34
Corporate and other debt securities:
Maturing within 1 year	1,767	2.41
Maturing after 1 year, but within 5 years	16,660	4.20
Maturing after 5 years, but within 10 years	6,750	3.94
Total corporate and other debt securities	25,177	4.00
Total securities:
Maturing within 1 year	90,655	2.56
Maturing after 1 year, but within 5 years	174,821	2.03
Maturing after 5 years, but within 10 years	127,667	2.40
Maturing after 10 years	71,541	3.81
Total securities	$464,684	2.51
1.	Yields on tax-exempt securities have been computed on a taxable-equivalent basis using the federal corporate income tax rate of 21 percent. The weighted average yield is calculated based on the relative amortized costs of the securities.

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first quarter of 2024, deposits increased $21.8 million to $2.09 billion at March 31, 2024. Noninterest bearing demand deposits decreased $14.3 million, savings and interest-bearing demand deposits decreased $26.9 million, and time deposits increased $63.0 million during the same period. The decrease in non-time deposits was due in part to a shift in balances toward time deposits amid a higher interest rate environment and to seasonal factors related to municipal deposits, which tend to increase with tax collections primarily in the fourth quarter of each year and decline with spending thereafter. The Corporation had $140.5 million in municipal deposits at March 31, 2024 compared to $167.9 million at December 31, 2023.

The Corporation had $35.0 million in brokered money market and time deposits outstanding at March 31, 2024 compared to $25.0 million at December 31, 2023.  The Corporation may continue to use brokered deposits on a limited basis as a means of maintaining and diversifying liquidity and funding sources.

Borrowings

Borrowings increased to $121.6 million at March 31, 2024 from $109.5 million at December 31, 2023 due primarily to increased long-term borrowings from the FHLB to support lending activities and securities purchases.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available for sale, totaled $298.5 million at March 31, 2024 compared to $338.8 million at December 31, 2023. The Corporation’s funding sources, including capacity, amount outstanding and amount available at March 31, 2024 are presented in Table 21.  The Corporation’s capacity and amount available increased $36.2 million and $23.7 million, respectively, from December 31, 2023 as a result of pledging additional loans in order to increase funding capacity under secured funding arrangements with the FRB.

TABLE 21: Funding Sources

	March 31, 2024			December 31, 2023
(Dollars in thousands)	Capacity	Outstanding	Available	Capacity	Outstanding	Available
Unsecured federal funds agreements[1]	$75,000	$2	$74,998	$95,000	$18	$94,982
Repurchase lines of credit[1]	—	—	—	35,000	—	35,000
Borrowings from FHLB	222,876	40,000	182,876	228,382	27,500	200,882
Borrowings from FRB	315,947	—	315,947	219,244	—	219,244
Total	$613,823	$40,002	$573,821	$577,626	$27,518	$550,108
1.	Amounts include $20.0 million and $35.0 million of certain unsecured federal funds agreements and repurchase lines of credit, respectively, at December 31, 2023 that subsequently terminated in January 2024 when the corresponding third-party ended all federal funds agreements and repurchase lines of credit with all financial institutions.

We have no reason to believe these arrangements will not be renewed at maturity. Additional loans and securities are available that can be pledged as collateral for future borrowings from the FHLB and FRB above the current lendable collateral value. Our ability to maintain sufficient liquidity may be affected by numerous factors, including economic conditions nationally and in our markets. Depending on our liquidity levels, our capital position, conditions in the capital markets, our business operations and initiatives, and other factors, we may from time to time consider the issuance of debt, equity or other securities or other possible capital market transactions, the proceeds of which could provide additional liquidity for our operations.

Uninsured deposits represent an estimate of amounts above the Federal Deposit Insurance Corporation (FDIC) insurance coverage limit of $250,000. As of March 31, 2024, the Corporation’s uninsured deposits were approximately $560.3 million, or 26.8 percent of total deposits. Excluding intercompany cash holdings and municipal deposits which are secured with pledged securities, amounts uninsured were approximately $408.3 million, or 19.6 percent of total deposits as of March 31, 2024 compared to 19.6 percent of total deposits as of December 31, 2023. The Corporation’s liquid assets and borrowing availability as of March 31, 2024 totaled $872.3 million, exceeding uninsured deposits, excluding intercompany cash holdings and secured municipal deposits, by $464.0 million.

The Corporation’s internal policy limits brokered deposits to 20 percent of total deposits, representing approximately $382.6 million of additional net availability for additional brokered deposits as of March 31, 2024.

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

The disclosure below presents the Corporation’s and the Bank’s actual capital amounts and ratios under currently applicable regulatory capital standards.  Under the small bank holding company policy statement of the Federal Reserve Board, which applies to certain bank holding companies with consolidated total assets of less than $3 billion, the Corporation is not subject to regulatory capital requirements. The table below reflects the Corporation’s consolidated capital as determined under regulations that apply to bank holding companies that are not small bank holding companies and minimum capital requirements that would apply to the Corporation if it were not a small bank holding company.  Although the minimum regulatory capital requirements are not applicable to the Corporation, the Corporation calculates these ratios for its own planning and monitoring purposes. Total risk-weighted assets at March 31, 2024 for the Corporation were $2.01 billion and for the Bank were $1.99 billion. Total risk-weighted assets at December 31, 2023 for the Corporation were $1.95 billion and for the Bank were $1.92 billion. As of March 31, 2024, the Bank met all capital adequacy requirements to which it is subject.

TABLE 22: Regulatory Capital

	March 31, 2024
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$291,722	14.5%	$161,195	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	246,338	12.2	120,897	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	221,338	11.0	90,672	4.5		N/A	N/A
Tier 1 leverage ratio	246,338	10.1	97,571	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$274,945	13.8%	$159,188	8.0%		$198,984	10.0%
Tier 1 risk-based capital ratio	249,871	12.6	119,391	6.0		159,188	8.0
Common Equity Tier 1 capital ratio	249,871	12.6	89,543	4.5		129,340	6.5
Tier 1 leverage ratio	249,871	10.3	96,745	4.0		120,932	5.0

	December 31, 2023
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$289,396	14.8%	$155,927	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	244,830	12.6	116,945	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	219,830	11.3	87,709	4.5		N/A	N/A
Tier 1 leverage ratio	244,830	10.1	97,449	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$271,952	14.1%	$153,816	8.0%		$192,270	10.0%
Tier 1 risk-based capital ratio	247,712	12.9	115,362	6.0		153,816	8.0
Common Equity Tier 1 capital ratio	247,712	12.9	86,522	4.5		124,976	6.5
Tier 1 leverage ratio	247,712	10.3	96,655	4.0		120,819	5.0

The regulatory risk-based capital amounts presented above include:  (1) common equity tier 1 capital (CET1) which consists principally of common stock (including surplus) and retained earnings with adjustments for goodwill and intangible assets; (2) Tier 1 capital which consists principally of CET1 plus the Corporation’s “grandfathered” trust preferred securities; and (3) Tier 2 capital which consists principally of Tier 1 capital plus a limited amount of the allowance for credit losses and $20.0 million of outstanding subordinated notes of the Corporation. The Corporation repaid $4.0 million of subordinated notes during the second quarter of 2023. The Total Capital ratio, Tier  1 Capital ratio and CET1 ratio are calculated as a percentage of risk-weighted assets.  The Tier 1 Leverage ratio is calculated as a percentage of average tangible assets.  In addition, the Corporation has made the one-time irrevocable election to continue treating accumulated other comprehensive income (AOCI) under regulatory standards that were in place prior to the Basel III Final Rule in order to eliminate volatility of regulatory capital that can result from fluctuations in AOCI and the inclusion of AOCI in regulatory capital, as would otherwise be required under the Basel III Capital Rule.  As a result of this election, changes in AOCI, including unrealized losses on securities available for sale, do not affect regulatory capital amounts shown in the table above for the Corporation or the Bank. For additional information about the Basel III Final Rules, see “Item 1. Business” under the heading “Regulation and Supervision” and “Item 8. Financial Statements and Supplementary Data,” under the heading “Note 17: Regulatory Requirements and Restrictions” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023.

The Basel III rules established a “capital conservation buffer” of 2.5 percent above the regulatory minimum risk-based capital ratios, which is not included in the table above.  Including the capital conservation buffer, the minimum ratios are a common equity Tier 1 risk-based capital ratio of 7.0 percent, a Tier 1 risk-based capital ratio of 8.5 percent, and a total risk-based capital ratio of 10.5 percent.  The Corporation and the Bank exceeded these ratios at March 31, 2024 and December 31, 2023.

The Corporation’s capital resources are impacted by its share repurchase programs. Under the 2024 Repurchase Program which was authorized by the Corporation’s Board of Directors during the fourth quarter of 2023, the Corporation is authorized to purchase up to $10.0 million of the Corporation’s common stock.  Repurchases under the 2024 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, (Exchange Act) and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions, and there is no assurance that the Corporation will purchase any shares under the 2024 Repurchase Program. The 2024 Repurchase Program is authorized through December 31, 2024, and, as of March 31, 2024, there was $9.5 million remaining available for repurchases of the Corporation’s common stock under the 2024 Repurchase Program.

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

TABLE 23: Non-GAAP Table

	For The Quarter Ended
	March 31,	March 31,
(Dollars in thousands except for per share data)	2024	2023
Reconciliation of Certain Non-GAAP Financial Measures
Return on Average Tangible Common Equity
Average total equity, as reported	$217,063	$201,856
Average goodwill	(25,191)	(25,191)
Average other intangible assets	(1,366)	(1,640)
Average noncontrolling interest	(649)	(654)
Average tangible common equity	$189,857	$174,371

Net income	$3,435	$6,497
Amortization of intangibles	65	68
Net income attributable to noncontrolling interest	(34)	(56)
Net tangible income attributable to C&F Financial Corporation	$3,466	$6,509

Annualized return on average equity, as reported	6.33%	12.87%
Annualized return on average tangible common equity	7.30%	14.93%

	For The Quarter Ended
	March 31,	March 31,
(Dollars in thousands except for per share data)	2024	2023
Fully Taxable Equivalent Net Interest Income[1]
Interest income on loans	$29,586	$26,060
FTE adjustment	50	47
FTE interest income on loans	$29,636	$26,107

Interest income on securities	$2,863	$3,069
FTE adjustment	235	163
FTE interest income on securities	$3,098	$3,232

Total interest income	$32,708	$29,305
FTE adjustment	285	210
FTE interest income	$32,993	$29,515

Net interest income	$23,158	$24,958
FTE adjustment	285	210
FTE net interest income	$23,443	$25,168
1	Assuming a tax rate of 21%.

	March 31,	December 31,
(Dollars in thousands except for per share data)	2024	2023
Tangible Book Value Per Share
Equity attributable to C&F Financial Corporation	$216,340	$216,878
Goodwill	(25,191)	(25,191)
Other intangible assets	(1,342)	(1,407)
Tangible equity attributable to C&F Financial Corporation	$189,807	$190,280

Shares outstanding	3,367,619	3,374,098

Book value per share	$64.24	$64.28
Tangible book value per share	$56.36	$56.40

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Corporation’s expectations, plans, objectives or beliefs regarding future financial performance and other statements that are not historical facts, which may constitute “forward-looking statements” as defined by federal securities laws.  Forward-looking statements generally can be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “may,” “will,” “intend,” “should,” “could,” or similar expressions, are not statements of historical fact, and are based on management’s beliefs, assumptions and expectations regarding future events or performance as of the date of this report, taking into account all information currently available.  These statements may include, but are not limited to: statements regarding expected future operations and financial performance; expected trends in yields on loans; expected future recovery of investments in debt securities; future dividend payments; deposit trends, charge-offs and delinquencies; changes in cost of funds and net interest margin and items affecting net interest margin; expected renewal of unsecured federal funds agreements; expected impact of unrealized losses on earnings and regulatory capital of the Corporation or the Bank; competition, our loan portfolio; our digital services; deposits; improving operational efficiencies; retention of qualified loan officers; higher quality automobile loan contracts, marine and RV lending; strategic business initiatives and the anticipated effects thereof on mortgage loan originations; technology initiatives; our diversified business strategy; asset quality; credit quality; adequacy of allowances for credit losses and the level of future charge-offs; market interest rates and housing inventory and resulting effects in mortgage loan origination volume; sources of liquidity; adequacy of the reserve for indemnification losses related to loans sold in the secondary market; capital levels; the effect of future market and industry trends; the effects of future interest rate levels and fluctuations; cybersecurity risks and inflation.  These forward-looking statements are subject to significant risks and uncertainties due to factors that could have a material adverse effect on the operations and future prospects of the Corporation including, but not limited to, changes in:

●	interest rates, such as volatility in short-term interest rates or yields on U.S. Treasury bonds, increases in interest rates following actions by the Federal Reserve and increases or volatility in mortgage interest rates
●general business conditions, as well as conditions within the financial markets
●general economic conditions, including unemployment levels, inflation rates, supply chain disruptions and slowdowns in economic growth
●general market conditions, including disruptions due to pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, war and other military conflicts (including the ongoing military conflicts between Russia and Ukraine and in the Middle East) or other major events, or the prospect of these events
●average loan yields and average costs of interest-bearing deposits
●financial services industry conditions, including bank failures or concerns involving liquidity
●labor market conditions, including attracting, hiring, training, motivating and retaining qualified employees
●the legislative and regulatory climate, regulatory initiatives with respect to financial institutions, products and services, the Consumer Financial Protection Bureau (the CFPB) and the regulatory and enforcement activities of the CFPB
●monetary and fiscal policies of the U.S. Government, including policies of the FDIC, U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System (the Federal Reserve Board), and the effect of these policies on interest rates and business in our markets
●demand for financial services in the Corporation’s market areas
●the value of securities held in the Corporation’s investment portfolios
●the quality or composition of the loan portfolios and the value of the collateral securing those loans
●the inventory level, demand and fluctuations in the pricing of used automobiles, including sales prices of repossessed vehicles
●the level of automobile loan delinquencies or defaults and our ability to repossess automobiles securing delinquent automobile finance installment contracts
●the level of net charge-offs on loans and the adequacy of our allowance for credit losses
●the level of indemnification losses related to mortgage loans sold
●demand for loan products
●deposit flows
●the strength of the Corporation’s counterparties

●the availability of lines of credit from the FHLB and other counterparties
●the soundness of other financial institutions and any indirect exposure related to the closing of other financial institutions and their impact on the broader market through other customers, suppliers and partners, or that the conditions which resulted in the liquidity concerns experienced by closed financial institutions may also adversely impact, directly or indirectly, other financial institutions and market participants with which the Corporation has commercial or deposit relationships
●competition from both banks and non-banks, including competition in the automobile finance and marine and recreational vehicle finance markets
●services provided by, or the level of the Corporation’s reliance upon third parties for key services
●the commercial and residential real estate markets, including changes in property values
●the demand for residential mortgages and conditions in the secondary residential mortgage loan markets
●the Corporation’s technology initiatives and other strategic initiatives
●the Corporation’s branch expansions and consolidations plans
●cyber threats, attacks or events
●C&F Bank’s product offerings
●accounting principles, policies and guidelines, and elections made by the Corporation thereunder, including, for example, our adoption of the CECL methodology and the potential volatility in the Corporation’s operating results due the application of the CECL methodology

These risks and uncertainties, and the risks discussed in more detail in Item 1A. “Risk Factors,” of Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023 should be considered in evaluating the forward-looking statements contained herein.

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

The simulation analysis results, based on a measurement date balance sheet as of March 31, 2024, for hypothetical changes in net interest income over the next twelve months are presented in the table below.

 One-Year Net Interest Income Simulation (dollars in thousands)

	Hypothetical Change in Net
	Interest Income
	Over the Next Twelve Months
	as of
	March 31, 2024		December 31, 2023
Assumed Market Interest Rate Shift	Dollars	Percentage	Dollars	Percentage
-300 BP shock	$(7,451)	(7.15)%	$(8,372)	(8.22)%
-200 BP shock	(4,575)	(4.39)	(5,137)	(5.04)
-100 BP shock	(1,991)	(1.91)	(2,352)	(2.31)
+100 BP shock	484	0.46	1,081	1.06
+200 BP shock	940	0.90	2,094	2.06
+300 BP shock	1,296	1.24	3,013	2.96

These results indicate that the Corporation would expect net interest income to decrease over the next twelve months assuming an immediate downward shift in market interest rates of 100 BP to 300 BP and to increase if rates shifted upward to the same degree. The simulation analysis results show the Corporation is less asset sensitive as of March 31, 2024 compared to the results as of December 31, 2023 due primarily to shifts in the mix of earnings assets and in the mix of deposits.

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

Static EVE Change (dollars in thousands)

	Hypothetical Change in EVE
	as of
	March 31, 2024		December 31, 2023
Assumed Market Interest Rate Shift	Dollars	Percentage	Dollars	Percentage
-300 BP shock	$(25,287)	(6.64)%	$(28,719)	(7.51)%
-200 BP shock	(9,012)	(2.37)	(10,881)	(2.85)
-100 BP shock	21	0.01	(1,397)	(0.37)
+100 BP shock	(5,349)	(1.40)	(1,945)	(0.51)
+200 BP shock	(11,543)	(3.03)	(5,012)	(1.31)
+300 BP shock	(19,792)	(5.20)	(11,062)	(2.89)

These results as of March 31, 2024 indicate that the EVE would decrease assuming an immediate downward shift in market interest rates of 200 BP to 300 BP, would increase if rates shifted downward 100 BP and would decrease if rates shift upward 100 to 300 BP. As of March 31, 2024, the Corporation’s EVE is less sensitive to decreases in rates and more sensitive to increases in rates compared to its position as of December 31, 2023 due primarily to the composition of its Consolidated Balance Sheets and the characteristics and assumptions of certain deposit accounts.

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

ITEM 4.CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2024 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

There were no changes in the Corporation’s internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors authorized a program, effective January 1, 2024, to repurchase up to $10.0 million of the Corporation’s common stock through December 31, 2024 (the 2024 Repurchase Program).  Repurchases under the 2024 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act and shares repurchased will be returned to the status of authorized and unissued shares of common stock. There were 9,654 shares repurchased under the 2024 Repurchase Program during the first quarter of 2024 for an aggregate cost of $516,000 under the 2024 Repurchase Program.

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended March 31, 2024.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
	Shares Purchased[1]	per Share	Programs	Programs
January 1, 2024 - January 31, 2024	—	$—	—	$10,000,000
February 1, 2024 - February 29, 2024	13,114	$55.62	6,520	$9,650,823
March 1, 2024 - March 31, 2024	5,691	$53.04	3,134	$9,483,523
Total	18,805	$54.84	9,654
1	During the three months ended March 31, 2024, 9,151 shares were withheld upon the vesting of restricted shares granted to employees of the Corporation and its subsidiaries in order to satisfy tax withholding obligations.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

101

The following financial statements from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL, filed herewith: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included within Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	May 7, 2024	By:	/s/ Thomas F. Cherry
Thomas F. Cherry
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2024		/s/ Jason E. Long
Jason E. Long
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)