Form 10-Q
period 2024-06-30
C & F FINANCIAL CORP
filed 2024-08-02
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

or

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

At July 31, 2024, the latest practicable date for determination, 3,266,902 shares of common stock, $1.00 par value, of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2024	2023
Assets
Cash and due from banks	$16,233	$16,382
Interest-bearing deposits in other banks	28,433	58,777
Total cash and cash equivalents	44,666	75,159
Securities—available for sale at fair value, amortized cost of $436,959 and $494,092, respectively	404,758	462,444
Loans held for sale, at fair value	33,716	14,176
Loans, net of allowance for credit losses of $40,343 and $39,651, respectively	1,824,833	1,702,488
Restricted stock, at cost	3,592	2,925
Corporate premises and equipment, net	41,208	41,914
Accrued interest receivable	10,516	10,398
Goodwill	25,191	25,191
Other intangible assets, net	1,277	1,407
Bank-owned life insurance	21,705	21,464
Net deferred tax asset	18,844	18,731
Other assets	61,794	62,201
Total assets	$2,492,100	$2,438,498

Liabilities
Deposits
Noninterest-bearing demand deposits	$533,618	$549,367
Savings and interest-bearing demand deposits	788,780	843,564
Time deposits	783,664	673,199
Total deposits	2,106,062	2,066,130
Short-term borrowings	25,049	58,223
Long-term borrowings	68,311	25,894
Trust preferred capital notes	25,440	25,422
Accrued interest payable	4,670	3,493
Other liabilities	43,469	41,820
Total liabilities	2,273,001	2,220,982

Commitments and contingent liabilities (Note 11)

Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,293,909 and 3,374,098 shares issued and outstanding, respectively, includes 120,388 and 135,694 of unvested shares, respectively)	3,174	3,238
Additional paid-in capital	3,157	6,567
Retained earnings	239,231	233,760
Accumulated other comprehensive loss, net	(27,099)	(26,687)
Equity attributable to C&F Financial Corporation	218,463	216,878
Noncontrolling interest	636	638
Total equity	219,099	217,516
Total liabilities and equity	$2,492,100	$2,438,498

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

`	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income
Interest and fees on loans	$31,407	$27,416	$60,993	$53,476
Interest on interest-bearing deposits and federal funds sold	163	281	422	457
Interest and dividends on securities
U.S. treasury, government agencies and corporations	434	955	1,036	1,990
Mortgage-backed securities	927	933	1,813	1,880
Tax-exempt obligations of states and political subdivisions	885	682	1,768	1,300
Taxable obligations of states and political subdivisions	184	183	368	367
Corporate and other	312	288	620	573
Total interest income	34,312	30,738	67,020	60,043
Interest expense
Savings and interest-bearing deposits	1,550	1,265	3,164	2,474
Time deposits	7,700	3,311	14,616	5,131
Borrowings	940	1,521	1,662	2,546
Trust preferred capital notes	294	296	592	589
Total interest expense	10,484	6,393	20,034	10,740
Net interest income	23,828	24,345	46,986	49,303
Provision for credit losses	2,550	1,700	6,050	3,750
Net interest income after provision for credit losses	21,278	22,645	40,936	45,553
Noninterest income
Gains on sales of loans	1,701	1,916	2,989	3,710
Interchange income	1,572	1,580	3,047	3,100
Service charges on deposit accounts	1,050	1,071	2,097	2,119
Investment income from other equity interests	170	156	337	269
Mortgage banking fee income	622	643	1,101	1,137
Wealth management services income, net	714	611	1,445	1,225
Mortgage lender services income	499	579	1,002	1,030
Other service charges and fees	423	379	819	770
Net losses on sales, maturities and calls of available for sale securities	—	—	—	(5)
Other income, net	573	1,026	1,979	2,243
Total noninterest income	7,324	7,961	14,816	15,598
Noninterest expenses
Salaries and employee benefits	13,452	14,022	27,704	27,920
Occupancy	2,063	1,987	4,195	4,031
Data processing	2,963	2,614	5,792	5,296
Professional fees	884	794	1,799	1,389
Insurance expense	409	393	815	790
Marketing and advertising expenses	316	410	484	811
Mortgage banking loan processing expenses	250	324	434	582
Other	2,036	2,145	4,300	4,465
Total noninterest expenses	22,373	22,689	45,523	45,284
Income before income taxes	6,229	7,917	10,229	15,867
Income tax expense	1,195	1,533	1,760	2,986
Net income	5,034	6,384	8,469	12,881
Less net income attributable to noncontrolling interest	27	78	61	134
Net income attributable to C&F Financial Corporation	$5,007	$6,306	$8,408	$12,747
Net income per share - basic and diluted	$1.50	$1.84	$2.50	$3.70

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$5,034	$6,384	$8,469	$12,881
Other comprehensive income (loss), net of tax:
Securities available for sale	1,629	(3,732)	(437)	1,549
Defined benefit plan	9	24	16	41
Cash flow hedges	(68)	225	9	(38)
Other comprehensive income (loss), net of tax	1,570	(3,483)	(412)	1,552
Comprehensive income	6,604	2,901	8,057	14,433
Less comprehensive income attributable to noncontrolling interest	27	78	61	134
Comprehensive income attributable to C&F Financial Corporation	$6,577	$2,823	$7,996	$14,299

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

(Dollars in thousands, except per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance March 31, 2024	$3,246	$6,084	$235,679	$(28,669)	$609	$216,949
Comprehensive income:
Net income	—	—	5,007	—	27	5,034
Other comprehensive income	—	—	—	1,570	—	1,570
Share-based compensation	—	463	—	—	—	463
Restricted stock vested	6	(6)	—	—	—	—
Common stock issued	1	49	—	—	—	50
Common stock purchased	(79)	(3,433)	—	—	—	(3,512)
Cash dividends declared ($0.44 per share)	—	—	(1,455)	—	—	(1,455)
Balance June 30, 2024	$3,174	$3,157	$239,231	$(27,099)	$636	$219,099

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance March 31, 2023	$3,309	$10,135	$221,062	$(31,923)	$601	$203,184
Comprehensive income:
Net income	—	—	6,306	—	78	6,384
Other comprehensive loss	—	—	—	(3,483)	—	(3,483)
Share-based compensation	—	453	—	—	—	453
Restricted stock vested	7	(7)	—	—	—	—
Common stock issued	—	49	—	—	—	49
Common stock purchased	(47)	(2,462)	—	—	—	(2,509)
Cash dividends declared ($0.44 per share)	—	—	(1,501)	—	—	(1,501)
Distributions to noncontrolling interest	—	—	—	—	(49)	(49)
Balance June 30, 2023	$3,269	$8,168	$225,867	$(35,406)	$630	$202,528

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

(Dollars in thousands, except per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2023	$3,238	$6,567	$233,760	$(26,687)	$638	$217,516
Comprehensive income:
Net income	—	—	8,408	—	61	8,469
Other comprehensive loss	—	—	—	(412)	—	(412)
Share-based compensation	—	973	—	—	—	973
Restricted stock vested	32	(32)	—	—	—	—
Common stock issued	2	94	—	—	—	96
Common stock purchased	(98)	(4,445)	—	—	—	(4,543)
Cash dividends declared ($0.88 per share)	—	—	(2,937)	—	—	(2,937)
Distributions to noncontrolling interest	—	—	—	—	(63)	(63)
Balance June 30, 2024	$3,174	$3,157	$239,231	$(27,099)	$636	$219,099

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2022	$3,331	$12,047	$217,214	$(36,958)	$599	$196,233
Adoption of new accounting standard	—	—	(1,072)	—	—	(1,072)
Comprehensive income:
Net income	—	—	12,747	—	134	12,881
Other comprehensive income	—	—	—	1,552	—	1,552
Share-based compensation	—	927	—	—	—	927
Restricted stock vested	26	(26)	—	—	—	—
Common stock issued	1	95	—	—	—	96
Common stock purchased	(89)	(4,875)	—	—	—	(4,964)
Cash dividends declared ($0.88 per share)	—	—	(3,022)	—	—	(3,022)
Distributions to noncontrolling interest	—	—	—	—	(103)	(103)
Balance June 30, 2023	$3,269	$8,168	$225,867	$(35,406)	$630	$202,528

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net income	$8,469	$12,881
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	6,050	3,750
Accretion of certain acquisition-related discounts, net	(298)	(444)
Share-based compensation	973	927
Depreciation and amortization	1,896	1,963
Amortization of premiums and accretion of discounts on securities, net	769	600
Reversal of provision for indemnifications	(275)	(235)
Income from bank-owned life insurance	(215)	(190)
Pension expense	451	462
Proceeds from sales of loans held for sale	223,410	252,170
Origination of loans held for sale	(239,259)	(270,713)
Gains on sales of loans held for sale	(2,989)	(3,710)
Other gains, net	64	281
Change in other assets and liabilities:
Accrued interest receivable	(118)	(284)
Other assets	872	325
Accrued interest payable	1,177	1,455
Other liabilities	1,613	(45)
Net cash provided by (used in) operating activities	2,590	(807)
Investing activities:
Proceeds from sales, maturities and calls of securities available for sale and payments on mortgage-backed securities	72,896	44,841
Purchases of securities available for sale	(16,532)	(21,779)
Purchases of time deposits, net	736	(252)
Repayments on loans held for investment by non-bank affiliates	84,998	80,945
Purchases of loans held for investment by non-bank affiliates	(93,840)	(85,471)
Net increase in community banking loans held for investment	(118,986)	(49,686)
Purchases of corporate premises and equipment	(1,024)	(610)
Other investing activities, net	(470)	(4,037)
Net cash used in investing activities	(72,222)	(36,049)
Financing activities:
Net decrease in demand and savings deposits	(70,533)	(171,418)
Net increase in time deposits	110,465	165,029
Net (decrease) increase in short-term borrowings	(33,174)	87,588
Proceeds from long-term borrowings	40,000	—
Repayments of long-term borrowings	—	(4,000)
Repurchases of common stock	(4,543)	(4,964)
Cash dividends paid	(2,937)	(3,022)
Other financing activities, net	(139)	(113)
Net cash provided by financing activities	39,139	69,100
Net (decrease) increase in cash and cash equivalents	(30,493)	32,244
Cash and cash equivalents at beginning of period	75,159	26,661
Cash and cash equivalents at end of period	$44,666	$58,905
Supplemental cash flow disclosures:
Interest paid	$18,839	$9,274
Income taxes paid	22	2,292
Supplemental disclosure of noncash investing and financing activities:
Adoption of new accounting standard	—	1,072
Liabilities assumed to acquire right of use assets at lease commencement	2,481	—

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission (the SEC). They do not include all of the information and notes required by GAAP for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report).  The accounting and reporting policies of the Corporation conform to GAAP and to predominant practices within the banking industry and are primarily disclosed in the 2023 Annual Report.

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

NOTE 2: Securities

The Corporation’s debt securities, all of which are classified as available for sale, are summarized as follows:

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$10,970	$—	$(501)	$10,469
U.S. government agencies and corporations	77,062	—	(8,938)	68,124
Mortgage-backed securities	177,324	279	(16,146)	161,457
Obligations of states and political subdivisions	147,438	1,187	(4,785)	143,840
Corporate and other debt securities	24,165	—	(3,297)	20,868
	$436,959	$1,466	$(33,667)	$404,758

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$45,883	$—	$(780)	$45,103
U.S. government agencies and corporations	96,407	—	(9,313)	87,094
Mortgage-backed securities	177,734	185	(16,223)	161,696
Obligations of states and political subdivisions	148,875	2,280	(4,044)	147,111
Corporate and other debt securities	25,193	—	(3,753)	21,440
	$494,092	$2,465	$(34,113)	$462,444

The amortized cost and estimated fair value of securities at June 30, 2024, by the earlier of contractual maturity or expected maturity, are shown below. The Corporation has elected to exclude accrued interest receivable, totaling $2.48 million at June 30, 2024, from the amortized cost basis of securities.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	June 30, 2024
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$64,742	$61,986
Due after one year through five years	178,757	163,364
Due after five years through ten years	115,524	104,176
Due after ten years	77,936	75,232
	$436,959	$404,758

The following table presents the gross realized gains and losses on and the proceeds from the sales, maturities and calls of securities. During the three and six months ended June 30, 2024 and 2023 there were no sales of securities.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Realized gains from sales, maturities and calls of securities:
Gross realized gains	$—	$—	$—	$—
Gross realized losses	—	—	—	(5)
Net realized losses	$—	$—	$—	$(5)
Proceeds from sales, maturities, calls and paydowns of securities	$35,572	$25,111	$72,896	$44,841

The Corporation pledges securities primarily to secure municipal deposits, repurchase agreements and lines of credit that provide liquidity to the Corporation and C&F Bank. Securities with an aggregate amortized cost of $193.97 million and an aggregate fair value of $176.55 million were pledged at June 30, 2024. Securities with an aggregate amortized cost of $215.97 million and an aggregate fair value of $198.85 million were pledged at December 31, 2023.

Securities in an unrealized loss position at June 30, 2024, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$10,469	$501	$10,469	$501
U.S. government agencies and corporations	—	—	68,124	8,938	68,124	8,938
Mortgage-backed securities	4,700	80	140,346	16,066	145,046	16,146
Obligations of states and political subdivisions	22,328	215	64,748	4,570	87,076	4,785
Corporate and other debt securities	2,703	297	18,165	3,000	20,868	3,297
Total	$29,731	$592	$301,852	$33,075	$331,583	$33,667

There were 513 debt securities with a fair value below the amortized cost basis, totaling $331.58 million of aggregate fair value as of June 30, 2024. The Corporation concluded that a credit loss did not exist in its securities portfolio at June 30, 2024, and no impairment loss has been recognized based on the fact that (1) changes in fair value were caused primarily by fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) the Corporation intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Corporation will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Corporation’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

Securities in an unrealized loss position at December 31, 2023, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$45,103	$780	$45,103	$780
U.S. government agencies and corporations	—	—	87,094	9,313	87,094	9,313
Mortgage-backed securities	5,528	68	150,023	16,155	155,551	16,223
Obligations of states and political subdivisions	4,659	72	65,630	3,972	70,289	4,044
Corporate and other debt securities	3,386	364	18,054	3,389	21,440	3,753
Total	$13,573	$504	$365,904	$33,609	$379,477	$34,113

The Corporation’s investment in restricted stock totaled $3.59 million at June 30, 2024 and $2.93 million at December 31, 2023 and consisted of Federal Home Loan Bank of Atlanta (FHLB) stock.  Restricted stock is generally viewed as a long-term investment, which is carried at cost because there is no market for the stock other than to be redeemed or repurchased by the FHLB. Therefore, when evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing any temporary decline in value. The Corporation did not consider its investment in restricted stock to be impaired at June 30, 2024 and no impairment has been recognized.

NOTE 3: Loans

The Corporation’s loans are stated at their face amount, net of deferred fees and costs and discounts, and consist of the classes of loans included in the table below. The Corporation has elected to exclude accrued interest receivable, totaling $8.03 million and $7.65 million at June 30, 2024 and December 31, 2023, respectively, from the recorded balance of loans.

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Commercial real estate	$701,460	$668,122
Commercial business	119,020	115,348
Construction - commercial real estate	120,208	69,768
Land acquisition and development	31,355	29,064
Builder lines	21,727	24,668
Construction - consumer real estate	16,481	11,223
Residential mortgage	308,790	293,256
Equity lines	56,835	51,592
Other consumer	10,956	10,588
Consumer finance - automobiles	406,833	401,276
Consumer finance - marine and recreational vehicles	71,511	67,234
Subtotal	1,865,176	1,742,139
Less allowance for credit losses	(40,343)	(39,651)
Loans, net	$1,824,833	$1,702,488

Other consumer loans included $214,000 and $228,000 of demand deposit overdrafts at June 30, 2024 and December 31, 2023, respectively.

The following table shows the aging of the Corporation’s loan portfolio, by class, at June 30, 2024:

	30-59	60-89	90+				90+ Days
	Days	Days	Days	Total			Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current[1]	Total Loans	Accruing
Commercial real estate	$—	$191	$—	$191	$701,269	$701,460	$—
Commercial business	77	—	—	77	118,943	119,020	—
Construction - commercial real estate	—	—	—	—	120,208	120,208	—
Land acquisition and development	—	—	—	—	31,355	31,355	—
Builder lines	—	—	—	—	21,727	21,727	—
Construction - consumer real estate	—	—	517	517	15,964	16,481	—
Residential mortgage	2,415	86	391	2,892	305,898	308,790	118
Equity lines	192	—	97	289	56,546	56,835	47
Other consumer	19	27	—	46	10,910	10,956	—
Consumer finance - automobiles	13,565	2,095	780	16,440	390,393	406,833	—
Consumer finance - marine and recreational vehicles	217	119	22	358	71,153	71,511	—
Total	$16,485	$2,518	$1,807	$20,810	$1,844,366	$1,865,176	$165
1	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $131,000, 30-59 days past due of $105,000, 60-89 days past due of $21,000, and 90+ days past due of $1.64 million.

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

The following table shows the Corporation’s recorded balance of loans on nonaccrual status as of June 30, 2024 and December 31, 2023. The Corporation recognized $8,000 in interest income on loans on nonaccrual status as of June 30, 2024 and had $8,000 in reversals of interest income upon placing commercial loans on nonaccrual status during both the three and six months ended June 30, 2024. All nonaccrual loans at June 30, 2024 had an allowance for credit losses.

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Construction - consumer real estate	$517	$—
Residential mortgage	531	320
Equity lines	50	77
Other consumer	—	9
Consumer finance - automobiles	780	892
Consumer finance - marine and recreational vehicles	22	—
Total	$1,900	$1,298

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

The following tables present the amortized cost basis of loans as of June 30, 2024 and 2023 that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
		% of Total		% of Total
		Class of		Class of
	Amortized	Financing	Amortized	Financing
(Dollars in thousands)	Cost	Receivable	Cost	Receivable
Term Extension
Residential mortgage	$—	—%	$340	0.1%
Total Term Extension	$—		$340

Combination Term Extension and Interest Rate Reduction
Residential mortgage	$—	—%	$18	—%
Total Combination Term Extension and Interest Rate Reduction	$—		$18
Total	$—	—%	$358	—%

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
		% of Total		% of Total
		Class of		Class of
	Amortized	Financing	Amortized	Financing
(Dollars in thousands)	Cost	Receivable	Cost	Receivable
Combination Term Extension and Interest Rate Reduction
Commercial real estate	$—	—%	$47	—%
Total Combination Term Extension and Interest Rate Reduction	$—		$47
Total	$—	—%	$47	—%

The following table presents the financial effects of the loan modifications presented above to borrowers experiencing financial difficulty for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Weighted-	Weighted-	Weighted-	Weighted-
	Average	Average	Average	Average
	Interest Rate	Term Extension	Interest Rate	Term Extension
(Dollars in thousands)	Reduction	(in years)	Reduction	(in years)
Residential mortgage	—%	—	1.51%	6.9
Total	—%	—	1.51%	6.9

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Weighted-	Weighted-	Weighted-	Weighted-
	Average	Average	Average	Average
	Interest Rate	Term Extension	Interest Rate	Term Extension
(Dollars in thousands)	Reduction	(in years)	Reduction	(in years)
Commercial real estate	—%	—	0.75%	4.9
Total	—%	—	0.75%	4.9

The Corporation closely monitors the performance of modified loans to understand the effectiveness of its modification efforts.  Upon the determination that all or a portion of a modified loan is uncollectible, that amount is charged against the allowance for credit losses. There were no payment defaults during the three and six months ended June 30, 2024 and 2023 of modified loans that were modified during the previous twelve months and all were current as of June 30, 2024.

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

The following table shows the allowance for credit losses activity by loan portfolio for the six months ended June 30, 2024 and 2023:

			Consumer
(Dollars in thousands)	Commercial	Consumer	Finance	Total
Allowance for credit losses:
Balance at December 31, 2023	$12,315	$3,758	$23,578	$39,651
Provision charged to operations	645	255	5,100	6,000
Loans charged off	—	(169)	(7,572)	(7,741)
Recoveries of loans previously charged off	18	98	2,317	2,433
Balance at June 30, 2024	$12,978	$3,942	$23,423	$40,343

			Consumer
(Dollars in thousands)	Commercial	Consumer	Finance	Total
Allowance for credit losses:
Balance at December 31, 2022	$11,219	$3,330	$25,969	$40,518
Impact of ASC 326 adoption on non-PCD loans	(617)	98	406	(113)
Impact of ASC 326 adoption on PCD loans	595	9	—	604
Provision charged to operations	432	219	2,700	3,351
Loans charged off	(16)	(157)	(5,934)	(6,107)
Recoveries of loans previously charged off	125	104	2,046	2,275
Balance at June 30, 2023	$11,738	$3,603	$25,187	$40,528

The following table presents a breakdown of the provision for credit losses for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Provision for credit losses:
Provision for loans	$2,400	$1,401	$6,000	$3,351
Provision for unfunded commitments	150	299	50	399
Total	$2,550	$1,700	$6,050	$3,750

The table below details the recorded balance of the classes of loans within the commercial and consumer loan portfolios by loan rating, which is reviewed on a quarterly basis, and year of origination as of June 30, 2024:

							Revolving	Revolving
	Term Loans Recorded Balance by Origination Year						Loans	Loans
							Recorded	Converted
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Balance	to Term[1]	Total
Commercial real estate:
Loan Rating
Pass	$57,461	$78,507	$125,591	$149,376	$118,129	$165,667	$—	$114	$694,845
Special Mention	—	—	—	5,668	—	947	—	—	6,615
Total	$57,461	$78,507	$125,591	$155,044	$118,129	$166,614	$—	$114	$701,460

Commercial business:
Loan Rating
Pass	$5,154	$15,501	$18,034	$15,884	$11,624	$26,395	$26,252	$96	$118,940
Special Mention	25	55	—	—	—	—	—	—	80
Total	$5,179	$15,556	$18,034	$15,884	$11,624	$26,395	$26,252	$96	$119,020

Construction - commercial real estate:
Loan Rating
Pass	$20,161	$45,282	$54,765	$—	$—	$—	$—	$—	$120,208
Total	$20,161	$45,282	$54,765	$—	$—	$—	$—	$—	$120,208

Land acquisition and development:
Loan Rating
Pass	$3,339	$5,708	$3,942	$8,368	$9,998	$—	$—	$—	$31,355
Total	$3,339	$5,708	$3,942	$8,368	$9,998	$—	$—	$—	$31,355

Builder lines:
Loan Rating
Pass	$12,471	$6,818	$1,555	$479	$—	$404	$—	$—	$21,727
Total	$12,471	$6,818	$1,555	$479	$—	$404	$—	$—	$21,727

Construction - consumer real estate:
Loan Rating
Pass	$5,203	$9,844	$917	$—	$—	$—	$—	$—	$15,964
Substandard Nonaccrual	—	517	—	—	—	—	—	—	517
Total	$5,203	$10,361	$917	$—	$—	$—	$—	$—	$16,481

Residential mortgage:
Loan Rating
Pass	$32,529	$56,114	$86,985	$42,060	$37,588	$51,633	$—	$—	$306,909
Special Mention	—	872	43	—	—	34	—	—	949
Substandard	—	—	—	—	103	298	—	—	401
Substandard Nonaccrual	131	21	105	—	—	274	—	—	531
Total	$32,660	$57,007	$87,133	$42,060	$37,691	$52,239	$—	$—	$308,790

Equity lines:
Loan Rating
Pass	$—	$—	$—	$—	$70	$844	$55,438	$277	$56,629
Substandard	—	—	—	—	—	5	—	151	156
Substandard Nonaccrual	—	—	—	—	—	—	—	50	50
Total	$—	$—	$—	$—	$70	$849	$55,438	$478	$56,835

Other consumer:
Loan Rating
Pass	$3,891	$3,643	$2,059	$409	$189	$718	$47	$—	$10,956
Total	$3,891	$3,643	$2,059	$409	$189	$718	$47	$—	$10,956

Total:
Loan Rating
Pass	$140,209	$221,417	$293,848	$216,576	$177,598	$245,661	$81,737	$487	$1,377,533
Special Mention	25	927	43	5,668	—	981	—	—	7,644
Substandard	—	—	—	—	103	303	—	151	557
Substandard Nonaccrual	131	538	105	—	—	274	—	50	1,098
Total	$140,365	$222,882	$293,996	$222,244	$177,701	$247,219	$81,737	$688	$1,386,832
1	For the three and six months ended June 30, 2024, $78,000 and $136,000 of equity lines revolving loans were converted to term, respectively.

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

The table below details the recorded balance of the classes of loans within the consumer finance loan portfolio by credit rating at the time of origination and year of origination as of June 30, 2024:

								Revolving
	Term Loans Recorded Balance by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Loans	to Term	Total
Consumer finance - automobiles:
Credit rating
Very good	$14,402	$12,501	$10,050	$3,209	$706	$179	$—	$—	$41,047
Good	22,324	31,064	35,997	12,348	2,347	750	—	—	104,830
Fairly good	23,662	39,611	45,913	21,781	4,589	3,092	—	—	138,648
Fair	12,883	25,377	30,434	17,304	5,259	4,062	—	—	95,319
Marginal	2,860	5,407	7,244	6,332	2,435	2,711	—	—	26,989
Total	$76,131	$113,960	$129,638	$60,974	$15,336	$10,794	$—	$—	$406,833

Consumer finance - marine and recreational vehicles:
Credit rating
Very good	$7,061	$6,830	$13,759	$8,922	$8,818	$4,265	$—	$—	$49,655
Good	3,431	6,885	7,504	1,443	1,250	809	—	—	21,322
Fairly good	—	217	217	36	29	35	—	—	534
Total	$10,492	$13,932	$21,480	$10,401	$10,097	$5,109	$—	$—	$71,511

Total:
Credit rating
Very good	$21,463	$19,331	$23,809	$12,131	$9,524	$4,444	$—	$—	$90,702
Good	25,755	37,949	43,501	13,791	3,597	1,559	—	—	126,152
Fairly good	23,662	39,828	46,130	21,817	4,618	3,127	—	—	139,182
Fair	12,883	25,377	30,434	17,304	5,259	4,062	—	—	95,319
Marginal	2,860	5,407	7,244	6,332	2,435	2,711	—	—	26,989
Total	$86,623	$127,892	$151,118	$71,375	$25,433	$15,903	$—	$—	$478,344

The table below details the recorded balance of the classes of loans within the consumer finance loan portfolio by credit rating at the time of origination and year of origination as of December 31, 2023:

								Revolving
	Term Loans Recorded Balance by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total
Consumer finance - automobiles:
Credit rating
Very good	$14,916	$12,395	$4,291	$1,012	$277	$22	$—	$—	$32,913
Good	35,203	42,800	15,530	3,338	1,090	325	—	—	98,286
Fairly good	44,227	54,968	26,645	6,186	3,984	1,470	—	—	137,480
Fair	28,779	36,794	22,266	7,014	4,808	1,908	—	—	101,569
Marginal	6,359	8,956	7,715	3,322	2,832	1,844	—	—	31,028
Total	$129,484	$155,913	$76,447	$20,872	$12,991	$5,569	$—	$—	$401,276

Consumer finance - marine and recreational vehicles:
Credit rating
Very good	$7,481	$15,000	$9,857	$9,952	$2,518	$2,438	$—	$—	$47,246
Good	7,419	8,130	1,602	1,384	410	453	—	—	19,398
Fairly good	265	221	37	30	—	37	—	—	590
Total	$15,165	$23,351	$11,496	$11,366	$2,928	$2,928	$—	$—	$67,234

Total:
Credit rating
Very good	$22,397	$27,395	$14,148	$10,964	$2,795	$2,460	$—	$—	$80,159
Good	42,622	50,930	17,132	4,722	1,500	778	—	—	117,684
Fairly good	44,492	55,189	26,682	6,216	3,984	1,507	—	—	138,070
Fair	28,779	36,794	22,266	7,014	4,808	1,908	—	—	101,569
Marginal	6,359	8,956	7,715	3,322	2,832	1,844	—	—	31,028
Total	$144,649	$179,264	$87,943	$32,238	$15,919	$8,497	$—	$—	$468,510

The following table details the current period gross charge-offs of loans by year of origination for the six months ended June 30, 2024:

								Revolving
	Current Period Gross Charge-offs by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Loans	to Term	Total
Residential mortgage	$3	$—	$—	$—	$—	$—	$—	$—	$3
Other consumer[1]	147	11	5	—	—	3	—	—	166
Consumer finance - automobiles	78	1,370	3,383	1,846	312	405	—	—	7,394
Consumer finance - marine and recreational vehicles	—	40	103	8	27	—	—	—	178
Total	$228	$1,421	$3,491	$1,854	$339	$408	$—	$—	$7,741
1	Gross charge-offs of other consumer loans for the six months ended June 30, 2024 included $137,000 of demand deposit overdrafts that originated in 2024.

The following table details the current period gross charge-offs of loans by year of origination for the six months ended June 30, 2023:

								Revolving
	Current Period Gross Charge-offs by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total
Commercial business	$—	$16	$—	$—	$—	$—	$—	$—	$16
Equity lines	—	—	—	—	—	8	—	—	8
Other consumer[1]	140	7	—	—	2	—	—	—	149
Consumer finance - automobiles	83	2,789	1,739	430	312	460	—	—	5,813
Consumer finance - marine and recreational vehicles	—	56	—	49	2	14	—	—	121
Total	$223	$2,868	$1,739	$479	$316	$482	$—	$—	$6,107
1	Gross charge-offs of other consumer loans for the six months ended June 30, 2023 included $139,000 of demand deposit overdrafts that originated in 2023.

Gross charge-offs increased for the six months ended June 30, 2024 compared to the same period in 2023 due primarily to higher charge-offs within the consumer finance-automobile portfolio segment as a result of an increase in the number of delinquent loans and repossessions and a higher average charge-off per unit as a result of a decline in wholesale values of used automobiles.

As of June 30, 2024 and December 31, 2023, the Corporation had no collateral dependent loans for which repayment was expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty.

NOTE 5: Goodwill and Other Intangible Assets

The carrying amount of goodwill was $25.19 million at June 30, 2024 and December 31, 2023. There were no changes in the recorded balance of goodwill during the three and six months ended June 30, 2024 or 2023.

The Corporation had $1.28 million and $1.41 million of other intangible assets as of June 30, 2024 and December 31, 2023, respectively. Other intangible assets were recognized in connection with the core deposits acquired from Peoples Bankshares, Incorporated in 2020 and customer relationships acquired by C&F Wealth Management in 2016. The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets:

	June 30,		December 31,
	2024		2023
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Core deposit intangibles	$1,711	$(644)	$1,711	$(588)
Other amortizable intangibles	1,405	(1,195)	1,405	(1,121)
Total	$3,116	$(1,839)	$3,116	$(1,709)

Amortization expense was $65,000 and $68,000 for the three months ended June 30, 2024 and 2023, respectively, and $130,000 and $136,000 for the six months ended June 30, 2024 and 2023, respectively.

NOTE 6: Equity, Other Comprehensive Income (Loss) and Earnings Per Share

Equity and Noncontrolling Interest

The Board of Directors authorized a program, effective January 1, 2024, to repurchase up to $10.00 million of the Corporation’s common stock through December 31, 2024 (the 2024 Repurchase Program). During the three and six months ended June 30, 2024, the Corporation repurchased $3.51 million and $4.03 million, respectively, of its common stock under the 2024 Repurchase Program.  As of June 30, 2024, there was $5.97 million remaining available for repurchases of the Corporation’s common stock under the 2024 Repurchase Program.

The Corporation’s previous share repurchase program, which was authorized by the Board of Directors in December 2022, expired on December 31, 2023. The Corporation repurchased $2.48 million and $4.54 million, respectively, under the previous share repurchase program during the three and six months ended June 30, 2023.

Additionally during the six months ended June 30, 2024 and 2023, the Corporation withheld 9,192 shares and 6,352 shares of its common stock, respectively, from employees to satisfy tax withholding obligations upon vesting of restricted stock.

Noncontrolling interest represents an ownership interest in C&F Select LLC, a subsidiary of C&F Mortgage, held by an unrelated investor.

Accumulated Other Comprehensive Income (Loss), Net

Changes in each component of accumulated other comprehensive loss were as follows for the three months ended June 30, 2024 and 2023:

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at March 31, 2024	$(27,068)	$(2,745)	$1,144	$(28,669)

Other comprehensive income (loss) arising during the period	2,062	—	(89)	1,973
Related income tax effects	(433)	—	23	(410)
	1,629	—	(66)	1,563

Reclassifications into net income	—	11	(2)	9
Related income tax effects	—	(2)	—	(2)
	—	9	(2)	7

Other comprehensive income (loss), net of tax	1,629	9	(68)	1,570

Accumulated other comprehensive (loss) income at June 30, 2024	$(25,439)	$(2,736)	$1,076	$(27,099)

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at March 31, 2023	$(29,903)	$(3,219)	$1,199	$(31,923)

Other comprehensive (loss) income arising during the period	(4,724)	—	305	(4,419)
Related income tax effects	992	—	(78)	914
	(3,732)	—	227	(3,505)

Reclassifications into net income	—	31	(2)	29
Related income tax effects	—	(7)	—	(7)
	—	24	(2)	22

Other comprehensive (loss) income, net of tax	(3,732)	24	225	(3,483)

Accumulated other comprehensive (loss) income at June 30, 2023	$(33,635)	$(3,195)	$1,424	$(35,406)

Changes in each component of accumulated other comprehensive loss were as follows for the six months ended June 30, 2024 and 2023:

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at December 31, 2023	$(25,002)	$(2,752)	$1,067	$(26,687)

Other comprehensive (loss) income arising during the period	(553)	—	17	(536)
Related income tax effects	116	—	(4)	112
	(437)	—	13	(424)

Reclassifications into net income	—	20	(5)	15
Related income tax effects	—	(4)	1	(3)
	—	16	(4)	12

Other comprehensive (loss) income, net of tax	(437)	16	9	(412)

Accumulated other comprehensive (loss) income at June 30, 2024	$(25,439)	$(2,736)	$1,076	$(27,099)

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at December 31, 2022	$(35,184)	$(3,236)	$1,462	$(36,958)

Other comprehensive income (loss) arising during the period	1,956	—	(48)	1,908
Related income tax effects	(411)	—	13	(398)
	1,545	—	(35)	1,510

Reclassifications into net income	5	52	(4)	53
Related income tax effects	(1)	(11)	1	(11)
	4	41	(3)	42

Other comprehensive income (loss), net of tax	1,549	41	(38)	1,552

Accumulated other comprehensive (loss) income at June 30, 2023	$(33,635)	$(3,195)	$1,424	$(35,406)

The following table provides information regarding reclassifications from accumulated other comprehensive loss into net income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,		Line Item In the Consolidated
(Dollars in thousands)	2024	2023	2024	2023	Statements of Income
Securities available for sale:
Reclassification of net realized losses into net income	$—	$—	$—	$(5)	Net losses on sales, maturities and calls of available for sale securities
Related income tax effects	—	—	—	1	Income tax expense
	—	—	—	(4)	Net of tax

Defined benefit plan:[1]
Reclassification of recognized net actuarial losses into net income	(27)	(48)	(54)	(86)	Noninterest expenses - Other
Amortization of prior service credit into net income	16	17	34	34	Noninterest expenses - Other
Related income tax effects	2	7	4	11	Income tax expense
	(9)	(24)	(16)	(41)	Net of tax

Cash flow hedges:
Amortization of hedging gains into net income	2	2	5	4	Interest expense - Trust preferred capital notes
Related income tax effects	—	—	(1)	(1)	Income tax expense
	2	2	4	3	Net of tax

Total reclassifications into net income	$(7)	$(22)	$(12)	$(42)
1	See “Note 8: Employee Benefit Plans,” for additional information.

Earnings Per Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023
Net income attributable to C&F Financial Corporation	$5,007	$6,306
Weighted average shares outstanding—basic and diluted	3,343,192	3,424,820

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023
Net income attributable to C&F Financial Corporation	$8,408	$12,747
Weighted average shares outstanding—basic and diluted	3,357,063	3,444,746

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

	2024
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2023	135,694	$52.13
Granted	17,775	46.75
Vested	(31,681)	49.08
Forfeited	(1,400)	53.60
Unvested, June 30, 2024	120,388	52.12

	2023
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2022	145,677	$48.88
Granted	18,255	57.39
Vested	(25,763)	51.88
Forfeited	(3,440)	49.13
Unvested, June 30, 2023	134,729	49.45

Share-based compensation expense, net of forfeitures, for the three and six months ended June 30, 2024 was $463,000 ($354,000 after tax) and $973,000 ($667,000 after tax), respectively, for restricted stock granted during 2019 through 2024. Share-based compensation expense, net of forfeitures, for the three and six months ended June 30, 2023 was $453,000 ($316,000 after tax) and $927,000 ($612,000 after tax), respectively, for restricted stock granted during 2018 through 2023. As of June 30, 2024, there was $3.46 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

NOTE 8: Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost for the Bank’s non-contributory cash balance pension plan.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Components of net periodic benefit cost:
Service cost, included in salaries and employee benefits	$368	$330	$737	$688

Other components of net periodic benefit cost:
Interest cost	190	182	379	364
Expected return on plan assets	(344)	(317)	(685)	(642)
Amortization of prior service credit	(16)	(17)	(34)	(34)
Recognized net actuarial losses	27	48	54	86
Other components of net periodic benefit cost, included in other noninterest expense	(143)	(104)	(286)	(226)

Net periodic benefit cost	$225	$226	$451	$462

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At

June 30, 2024 and December 31, 2023, the Corporation’s entire securities portfolio was comprised of investments in debt securities classified as available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are ICE Data Services (ICE), Refinitiv, and Bloomberg Valuation Service (BVAL).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. ICE provides evaluated prices for the Corporation’s obligations of states and political subdivisions category of securities.  ICE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  Refinitiv and BVAL provide evaluated prices for the Corporation’s U.S. treasury, government agencies and corporations, mortgage-backed, and corporate categories of securities.  U.S. treasury securities and fixed-rate callable securities of U.S. government agencies and corporations are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to relative to-be-announced mortgage-backed securities (TBA securities) or other benchmark prices. TBA securities prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables. Fixed-rate securities issued by the Small Business Association in the mortgage backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.

Other investments. The Corporation holds equity investments in funds that provide debt and equity financing to small businesses. These investments are recorded at fair value and included in other assets in the Consolidated Balance Sheets.  Changes in fair value are recognized in net income. The funds are managed by investment companies, and the net asset value of each fund is reported regularly by the investment companies. At June 30, 2024 and December 31, 2023, the combined fair value of these investments was $1.85 million and $1.93 million, respectively.  These investments, measured at net asset value, are not presented in the tables below related to fair value measurements. Changes in fair value of these investments resulted in the recognition of unrealized gains of $78,000 and $98,000 for the three and six months ended June 30, 2024, respectively, and unrealized gains of $31,000 and $145,000 for the three and six months ended June 30, 2023, respectively.

The Corporation also holds certain equity investments consisting of equity interests in an independent insurance agency and a full service title and settlement agency (collectively, the agencies). These investments are subject to contractual sale restrictions that only permit the sale of the investments back to the agencies themselves.  These investments are recorded at fair value and included in other assets in the Consolidated Balance Sheets. At June 30, 2024 and December 31, 2023, the fair value of these investments was $3.73 million and $3.75 million, respectively. These investments are recorded at fair value based on the contractual redemption value of the Corporation’s proportionate share of the agencies’ equity.  Changes in fair value are recognized in net income and resulted in the recognition of unrealized gains of $92,000 and $240,000 for the three and six months ended June 30, 2024, respectively, and unrealized gains of $83,000 and unrealized losses of $140,000 for the three and six months ended June 30, 2023, respectively.  The Corporation’s investments in these agencies are classified as Level 2.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis. The fair value of forward sales of mortgage loans were not material to the consolidated financial statements of the Corporation at June 30, 2024 or December 31, 2023.

	June 30, 2024
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$10,469	$—	$10,469
U.S. government agencies and corporations	—	68,124	—	68,124
Mortgage-backed securities	—	161,457	—	161,457
Obligations of states and political subdivisions	—	143,840	—	143,840
Corporate and other debt securities	—	20,868	—	20,868
Total securities available for sale	—	404,758	—	404,758
Loans held for sale	—	33,716	—	33,716
Other investments	—	3,731	—	3,731
Derivatives
IRLC	—	730	—	730
Interest rate swaps on loans	—	6,043	—	6,043
Cash flow hedges	—	1,423	—	1,423
Total assets	$—	$450,401	$—	$450,401

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$6,043	$—	$6,043
Total liabilities	$—	$6,043	$—	$6,043

	December 31, 2023
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$45,103	$—	$45,103
U.S. government agencies and corporations	—	87,094	—	87,094
Mortgage-backed securities	—	161,696	—	161,696
Obligations of states and political subdivisions	—	147,111	—	147,111
Corporate and other debt securities	—	21,440	—	21,440
Total securities available for sale	—	462,444	—	462,444
Loans held for sale	—	14,176	—	14,176
Other investments	—	3,751	—	3,751
Derivatives
IRLC	—	335	—	335
Interest rate swaps on loans	—	6,110	—	6,110
Cash flow hedges	—	1,415	—	1,415
Total assets	$—	$488,231	$—	$488,231

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$6,110	$—	$6,110
Total liabilities	$—	$6,110	$—	$6,110

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Corporation may be required, from time to time, to measure and recognize certain assets at fair value on a nonrecurring basis in accordance with GAAP. As of June 30, 2024 and December 31, 2023, the Corporation had no assets or liabilities recorded at fair value on a nonrecurring basis.

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

	Carrying	Fair Value Measurements at June 30, 2024 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$46,174	$44,666	$1,508	$—	$46,174
Securities available for sale	404,758	—	404,758	—	404,758
Loans, net	1,824,833	—	—	1,764,692	1,764,692
Loans held for sale	33,716	—	33,716	—	33,716
Other investments	3,731	—	3,731	—	3,731
Derivatives
IRLC	730	—	730	—	730
Interest rate swaps on loans	6,043	—	6,043	—	6,043
Cash flow hedges	1,423	—	1,423	—	1,423
Bank-owned life insurance	21,705	—	21,705	—	21,705
Accrued interest receivable	10,516	10,516	—	—	10,516
Financial liabilities:
Demand and savings deposits	1,322,398	1,322,398	—	—	1,322,398
Time deposits	783,664	—	780,017	—	780,017
Borrowings	110,470	—	96,839	—	96,839
Derivatives
Interest rate swaps on loans	6,043	—	6,043	—	6,043
Accrued interest payable	4,670	4,670	—	—	4,670

	Carrying	Fair Value Measurements at December 31, 2023 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$77,403	$75,159	$2,244	$—	$77,403
Securities available for sale	462,444	—	462,444	—	462,444
Loans, net	1,702,488	—	—	1,643,462	1,643,462
Loans held for sale	14,176	—	14,176	—	14,176
Other investments	3,751	—	3,751	—	3,751
Derivatives
IRLC	335	—	335	—	335
Interest rate swaps on loans	6,110	—	6,110	—	6,110
Cash flow hedges	1,415	—	1,415	—	1,415
Bank-owned life insurance	21,464	—	21,464	—	21,464
Accrued interest receivable	10,398	10,398	—	—	10,398
Financial liabilities:
Demand and savings deposits	1,392,931	1,392,931	—	—	1,392,931
Time deposits	673,199	—	668,965	—	668,965
Borrowings	103,618	—	90,120	—	90,120
Derivatives
Interest rate swaps on loans	6,110	—	6,110	—	6,110
Accrued interest payable	3,493	3,493	—	—	3,493

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

	Three Months Ended June 30, 2024
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$27,435	$533	$12,383	$—	$(6,039)	$34,312
Interest expense	9,941	244	5,894	542	(6,137)	10,484
Net interest income	17,494	289	6,489	(542)	98	23,828
Gain on sales of loans	—	1,863	—	—	(162)	1,701
Other noninterest income	4,165	1,192	226	119	(79)	5,623
Net revenue	21,659	3,344	6,715	(423)	(143)	31,152

Provision for credit losses	450	—	2,100	—	—	2,550
Noninterest expense	15,650	2,840	3,385	513	(15)	22,373
Income (loss) before taxes	5,559	504	1,230	(936)	(128)	6,229
Income tax expense (benefit)	988	128	336	(232)	(25)	1,195
Net income (loss)	$4,571	$376	$894	$(704)	$(103)	$5,034

Other data:
Capital expenditures	$523	$16	$—	$—	$—	$539
Depreciation and amortization	$855	$20	$84	$—	$—	$959

	Three Months Ended June 30, 2023
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$24,334	$499	$11,785	$—	$(5,880)	$30,738
Interest expense	5,850	219	5,705	545	(5,926)	6,393
Net interest income	18,484	280	6,080	(545)	46	24,345
Gain on sales of loans	—	1,928	—	—	(12)	1,916
Other noninterest income	4,042	1,268	203	579	(47)	6,045
Net revenue	22,526	3,476	6,283	34	(13)	32,306

Provision for loan losses	600	—	1,100	—	—	1,700
Noninterest expense	14,999	3,030	3,712	961	(13)	22,689
Income (loss) before taxes	6,927	446	1,471	(927)	—	7,917
Income tax expense (benefit)	1,288	100	401	(257)	1	1,533
Net income (loss)	$5,639	$346	$1,070	$(670)	$(1)	$6,384

Other data:
Capital expenditures	$95	$—	$—	$—	$—	$95
Depreciation and amortization	$856	$19	$100	$—	$—	$975

	Six Months Ended June 30, 2024
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$53,604	$814	$24,408	$—	$(11,806)	$67,020
Interest expense	18,946	288	11,697	1,087	(11,984)	20,034
Net interest income	34,658	526	12,711	(1,087)	178	46,986
Gain on sales of loans	—	3,344	—	—	(355)	2,989
Other noninterest income	8,275	2,240	481	959	(128)	11,827
Net revenue	42,933	6,110	13,192	(128)	(305)	61,802

Provision for loan losses	950	—	5,100	—	—	6,050
Noninterest expense	31,566	5,213	6,945	1,830	(31)	45,523
Income (loss) before taxes	10,417	897	1,147	(1,958)	(274)	10,229
Income tax expense (benefit)	1,834	227	316	(560)	(57)	1,760
Net income (loss)	$8,583	$670	$831	$(1,398)	$(217)	$8,469

Other data:
Capital expenditures	$816	$97	$111	$—	$—	$1,024
Depreciation and amortization	$1,693	$34	$169	$—	$—	$1,896

	Six Months Ended June 30, 2023
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$47,465	$795	$23,293	$—	$(11,510)	$60,043
Interest expense	9,593	281	11,312	1,148	(11,594)	10,740
Net interest income	37,872	514	11,981	(1,148)	84	49,303
Gain on sales of loans	—	3,785	—	—	(75)	3,710
Other noninterest income	7,952	2,269	436	1,336	(105)	11,888
Net revenue	45,824	6,568	12,417	188	(96)	64,901

Provision for loan losses	1,050	—	2,700	—	—	3,750
Noninterest expense	29,934	5,828	7,540	2,011	(29)	45,284
Income (loss) before taxes	14,840	740	2,177	(1,823)	(67)	15,867
Income tax expense (benefit)	2,783	167	598	(544)	(18)	2,986
Net income (loss)	$12,057	$573	$1,579	$(1,279)	$(49)	$12,881

Other data:
Capital expenditures	$610	$—	$—	$—	$—	$610
Depreciation and amortization	$1,720	$43	$200	$—	$—	$1,963

	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Total assets at June 30, 2024	$2,371,916	$45,146	$485,624	$32,386	$(442,972)	$2,492,100
Total assets at December 31, 2023	$2,319,810	$22,177	$476,671	$35,581	$(415,741)	$2,438,498

The community banking segment extends two warehouse lines of credit to the mortgage banking segment, providing a portion of the funds needed to originate mortgage loans. The community banking segment charges the mortgage banking segment interest at the daily FHLB advance rate plus a spread ranging from 50 basis points to 175 basis points. The community banking segment also provides the consumer finance segment with a portion of the funds needed to purchase loan contracts by means of variable rate notes that carry interest at one-month term SOFR plus 211.5 basis points, with a floor of 3.5 percent and a ceiling of 6.0 percent, and fixed rate notes that carry interest at rates ranging from 3.7 percent to 5.1 percent. The community banking segment acquires certain residential real estate loans from the mortgage banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. In addition to unallocated expenses recorded by the holding company, certain overhead costs are incurred by the community banking segment and are not allocated to the mortgage banking and consumer finance segments.

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of loan commitments at the Bank was $447.69 million at June 30, 2024 and $413.53 million at December 31, 2023, which does not include IRLCs at the mortgage banking segment, which are discussed in Note 12.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $14.05 million at June 30, 2024 and $7.91 million at December 31, 2023.

The mortgage banking segment sells the majority of the residential mortgage loans it originates to third-party investors. Additionally, the community banking segment purchases residential mortgage loans from the mortgage banking segment under terms and conditions similar to third-party investors. As is customary in the industry, the agreements with these investors require the mortgage banking segment to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the investors are entitled to make loss claims and repurchase requests of the mortgage banking segment for loans that contain covered deficiencies. The mortgage banking segment has obtained early payment default recourse waivers for a portion of its business. Recourse periods for early payment default for the remaining investors vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. The mortgage banking segment maintains an allowance for indemnifications that represents management’s estimate of losses that are probable of arising under these recourse provisions. As performance data for loans that have been sold is not made available to the mortgage banking segment by the investors, the estimate of potential losses is inherently subjective and is based on historical indemnification payments and management’s assessment of current conditions that may contribute to indemnified losses on mortgage loans that have been sold in the secondary market.  For the three and six months ended June 30, 2024, the Corporation recorded a net reversal of provision for indemnifications of $135,000 and $275,000, respectively, and recorded a net reversal of provision for indemnifications of $235,000 for both the three and six months ended June 30, 2023, which is included in “Noninterest Expenses – Other” on the Consolidated Statements of Income. No indemnification payments were made during the three and six months ended June 30, 2024 and 2023. The allowance for indemnifications was $1.53 million and $1.81 million at June 30, 2024 and December 31, 2023, respectively.

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

Cash flow hedges.  The Corporation designates interest rate swaps as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Corporation’s trust preferred capital notes. These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Corporation’s borrowings for fixed-rate interest payments.  Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Corporation assesses the effectiveness of each hedging relationship quarterly. If the Corporation determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of June 30, 2024, the Corporation has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2026 and June 2029.

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

At June 30, 2024, the mortgage banking segment had $60.26 million of IRLCs and $37.81 million of unpaid principal on mortgage loans held for sale, including those held for sale to C&F Bank, for which it managed interest rate risk using best-efforts forward sales contracts for $98.07 million in mortgage loans.

At December 31, 2023, the mortgage banking segment had $26.15 million of IRLCs and $14.44 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $40.59 million in mortgage loans.

The following tables summarize key elements of the Corporation’s derivative instruments.

	June 30, 2024
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$1,423	$—
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	108,849	602	5,441
Matched interest rate swaps with counterparty	108,849	5,441	602
Mortgage banking contracts:
IRLCs	60,261	730	—

	December 31, 2023
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$1,415	$—
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	109,638	1,611	4,499
Matched interest rate swaps with counterparty	109,638	4,499	1,611
Mortgage banking contracts:
IRLCs	26,152	335	—

The Corporation and the Bank are required to maintain cash collateral with dealer counterparties for interest rate swap relationships in a loss position. At both June 30, 2024 and December 31, 2023, there was no cash collateral maintained with dealer counterparties.

NOTE 13: Other Noninterest Expenses

The following table presents the significant components in the Consolidated Statements of Income line “Noninterest Expenses-Other.”

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Telecommunication expenses	$379	$351	$770	$626
Travel and educational expenses	237	305	526	653
Licenses and taxes expense	250	218	486	420
Provision for indemnifications	(135)	(235)	(275)	(235)
Other real estate loss/(gain) and expense, net	—	—	—	(5)
Other components of net periodic pension cost	(143)	(104)	(286)	(226)
All other noninterest expenses	1,448	1,610	3,079	3,232
Total other noninterest expenses	$2,036	$2,145	$4,300	$4,465

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion supplements and provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Corporation. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements. For additional information regarding the Company’s results for the three months ended March 31, 2024, please refer to our first quarter Form 10-Q filed with the SEC on May 7, 2024. In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future business, financial condition or results of operations. For a description of certain factors that may have a significant impact on our future business, financial condition or results of operations, see “Cautionary Statement About Forward-Looking Statements” at the end of this discussion and analysis.

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

The following table presents selected financial performance highlights for the periods indicated:

TABLE 1: Financial Performance Highlights

(Dollars in thousands, except for per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income (Loss):
Community Banking	$4,571	$5,639	$8,583	$12,057
Mortgage Banking	376	346	670	573
Consumer Finance	894	1,070	831	1,579
Other	(807)	(671)	(1,615)	(1,328)
Consolidated net income	$5,034	$6,384	$8,469	$12,881

Earnings per share - basic and diluted	$1.50	$1.84	$2.50	$3.70

Annualized return on average equity	9.31%	12.51%	7.82%	12.69%
Annualized return on average assets	0.82%	1.06%	0.69%	1.08%
Annualized return on average tangible common equity (ROTCE)[1]	10.72%	14.43%	9.01%	14.68%
[1]

Refer to “Use of Certain Non-GAAP Financial Measures,” below, for information about these non-GAAP financial measures, including a quantitative reconciliation to the most directly comparable financial measures calculated in accordance with GAAP.

Consolidated net income decreased $1.4 million for the second quarter of 2024 compared to the same period in 2023 and decreased $4.4 million for the first six months of 2024 compared to the same period in 2023 due primarily to lower net income of the community banking segment and consumer finance segment, partially offset by higher net income of the mortgage banking segment.

A discussion of the performance of our business segments is included under the heading “Business Segments” in the “Results of Operations” section of this discussion and analysis.

Key highlights for the second quarter and first six months of 2024 are as follows.

●	Community banking segment loans grew $113.2 million, or 17.8 percent annualized compared to December 31, 2023;
●	Consumer finance segment loans grew $9.8 million, or 4.2 percent annualized compared to December 31, 2023;
●	Deposits increased $39.9 million, or 3.9 percent annualized compared to December 31, 2023;
●	Consolidated annualized net interest margin was 4.12 percent for the second quarter of 2024 compared to 4.29 percent for the second quarter of 2023 and 4.09 percent in the first quarter of 2024;
●	The consumer finance segment recorded provision for credit losses of $2.1 million and $1.1 million for the second quarters of 2024 and 2023, respectively, and recorded provision for credit losses of $5.1 million and $2.7 million for the first six months of 2024 and 2023, respectively;
●	The consumer finance segment experienced net charge-offs at an annualized rate of 2.21 percent of average total loans for the first six months of 2024 compared to 1.63 percent for the first six months of 2023 and an annualized rate of 1.88 percent for the second quarter of 2024 compared to 2.54 percent for the first quarter of 2024; and
●	Mortgage banking segment loan originations were $146.0 million for the second quarter of 2024, a decrease of $9.1 million, or 5.9 percent, and an increase of $51.7 million, or 54.8 percent, compared to the second quarter of 2023 and the first quarter of 2024, respectively.

Capital Management and Dividends

Total equity was $219.1 million at June 30, 2024, compared to $217.5 million at December 31, 2023. Under regulatory capital standards, the Corporation’s tier 1 risk-based capital and total risk-based capital ratios at June 30, 2024 were 11.8 percent and 14.1 percent, respectively, compared to 12.6 percent and 14.8 percent, respectively, at December 31, 2023. The decrease in the Corporation’s tier 1 risk-based capital and total risk-based capital ratios at June 30, 2024 compared to December 31, 2023 was due primarily to growth in risk-weighted assets resulting from higher balances of loans outpacing growth in equity. At June 30, 2024, the book value per share of the Corporation’s common stock was $66.32, and tangible book value per share, which is a non-GAAP financial measure, was $58.28, compared to $64.28 and $56.40, respectively, at December 31, 2023.

Total equity increased $1.6 million at June 30, 2024 compared to December 31, 2023, due primarily to net income, partially offset by share repurchases and dividends paid on the Corporation’s common stock. The Corporation’s securities available for sale are fixed income debt securities and their unrealized loss position, a component of accumulated other comprehensive income, is a result of rising market interest rates since they were purchased. The Corporation expects to recover its investments in debt securities through scheduled payments of principal and interest, and unrealized losses are not expected to affect the earnings or regulatory capital of the Corporation or C&F Bank. The accumulated other comprehensive loss related to the Corporation’s securities available for sale increased to $25.4 million at June 30, 2024, compared to $25.0 million at December 31, 2023, as a result of fluctuations in debt security market interest rates.

The Corporation declared a quarterly cash dividend of 44 cents per share during the second quarter of 2024, which was paid on July 1, 2024. This dividend represents a payout ratio of 29.3 percent of earnings per share for the second quarter of 2024. The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital levels and requirements and expected future earnings. In making its decision on the payment of dividends on the Corporation’s common stock, the Corporation’s Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, growth expectations and other factors.

The Corporation has a share repurchase program that was authorized by the Board of Directors to repurchase up to $10.0 million of the Corporation’s common stock, effective January 1, 2024 through December 31, 2024.  During the second quarter and first six months of 2024, the Corporation repurchased 79,420 shares, or $3.5 million, and 89,074 shares, or $4.0 million, of its common stock under this share repurchase program, respectively.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three and six months ended June 30, 2024 and 2023. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented. Average balances of securities available for sale are included at amortized cost. Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect.

TABLE 2: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended June 30,
	2024			2023
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$337,050	$1,857	2.20%	$447,906	$2,359	2.11%
Tax-exempt	119,626	1,120	3.75	104,488	864	3.31
Total securities	456,676	2,977	2.61	552,394	3,223	2.33
Loans:
Community banking segment	1,359,703	18,543	5.48	1,201,145	15,186	5.07
Mortgage banking segment	34,240	533	6.26	30,734	499	6.51
Consumer finance segment	478,296	12,384	10.41	476,203	11,784	9.93
Total loans	1,872,239	31,460	6.76	1,708,082	27,469	6.45
Interest-bearing deposits in other banks	23,239	163	2.82	34,661	281	3.25
Total earning assets	2,352,154	34,600	5.91	2,295,137	30,973	5.41
Allowance for credit losses	(40,837)			(41,519)
Total non-earning assets	153,002			146,459
Total assets	$2,464,319			$2,400,077

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$321,070	476	0.60	$351,743	490	0.56
Money market deposit accounts	293,113	1,043	1.43	318,541	747	0.94
Savings accounts	181,500	31	0.07	212,602	28	0.05
Certificates of deposit	751,973	7,700	4.12	520,470	3,311	2.55
Total interest-bearing deposits	1,547,656	9,250	2.40	1,403,356	4,576	1.31
Borrowings:
Repurchase agreements	25,113	97	1.55	31,507	97	1.23
Other borrowings	100,633	1,137	4.52	141,098	1,720	4.88
Total borrowings	125,746	1,234	3.93	172,605	1,817	4.21
Total interest-bearing liabilities	1,673,402	10,484	2.52	1,575,961	6,393	1.63
Noninterest-bearing demand deposits	529,608			578,784
Other liabilities	45,023			41,242
Total liabilities	2,248,033			2,195,987
Equity	216,286			204,090
Total liabilities and equity	$2,464,319			$2,400,077
Net interest income		$24,116			$24,580
Interest rate spread			3.39%			3.78%
Interest expense to average earning assets			1.79%			1.12%
Net interest margin			4.12%			4.29%

	Six Months Ended June 30,
	2024			2023
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$351,146	$3,837	2.19%	$455,014	$4,810	2.11%
Tax-exempt	120,274	2,238	3.72	101,686	1,645	3.24
Total securities	471,420	6,075	2.58	556,700	6,455	2.32
Loans:
Community banking segment	1,330,981	35,874	5.42	1,186,734	29,488	5.01
Mortgage banking segment	25,970	814	6.30	24,936	795	6.43
Consumer finance segment	476,072	24,408	10.31	475,717	23,293	9.87
Total loans	1,833,023	61,096	6.70	1,687,387	53,576	6.40
Interest-bearing deposits in other banks	25,828	422	3.29	30,310	457	3.04
Total earning assets	2,330,271	67,593	5.83	2,274,397	60,488	5.36
Allowance for credit losses	(40,565)			(41,283)
Total non-earning assets	154,902			150,703
Total assets	$2,444,608			$2,383,817

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$328,320	1,029	0.63	$368,028	1,073	0.59
Money market deposit accounts	295,999	2,073	1.41	333,449	1,339	0.81
Savings accounts	183,630	62	0.07	218,971	62	0.06
Certificates of deposit	728,570	14,616	4.03	477,872	5,131	2.17
Total interest-bearing deposits	1,536,519	17,780	2.33	1,398,320	7,605	1.10
Borrowings:
Repurchase agreements	26,555	208	1.57	33,373	178	1.07
Other borrowings	89,539	2,046	4.57	123,358	2,957	4.79
Total borrowings	116,094	2,254	3.88	156,731	3,135	4.00
Total interest-bearing liabilities	1,652,613	20,034	2.44	1,555,051	10,740	1.39
Noninterest-bearing demand deposits	530,747			585,211
Other liabilities	44,573			40,576
Total liabilities	2,227,933			2,180,838
Equity	216,675			202,979
Total liabilities and equity	$2,444,608			$2,383,817
Net interest income		$47,559			$49,748
Interest rate spread			3.39%			3.97%
Interest expense to average earning assets			1.73%			0.95%
Net interest margin			4.10%			4.41%

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

TABLE 3: Rate-Volume Recap

	Three Months Ended June 30, 2024 from 2023
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans:
Community banking segment	$1,275	$2,082	$3,357
Mortgage banking segment	(20)	54	34
Consumer finance segment	550	50	600
Securities:
Taxable	98	(600)	(502)
Tax-exempt	123	133	256
Interest-bearing deposits in other banks	(34)	(84)	(118)
Total interest income	1,992	1,635	3,627
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	32	(46)	(14)
Money market deposit accounts	359	(63)	296
Savings accounts	17	(14)	3
Certificates of deposit	2,548	1,841	4,389
Total interest-bearing deposits	2,956	1,718	4,674
Borrowings:
Repurchase agreements	22	(22)	—
Other borrowings	(119)	(464)	(583)
Total interest expense	2,859	1,232	4,091
Change in net interest income	$(867)	$403	$(464)

	Six Months Ended June 30, 2024 from 2023
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans:
Community banking segment	$2,570	$3,816	$6,386
Mortgage banking segment	(15)	34	19
Consumer finance segment	1,097	18	1,115
Securities:
Taxable	174	(1,147)	(973)
Tax-exempt	265	328	593
Interest-bearing deposits in other banks	36	(71)	(35)
Total interest income	4,127	2,978	7,105
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	73	(117)	(44)
Money market deposit accounts	899	(165)	734
Savings accounts	11	(11)	—
Certificates of deposit	5,884	3,601	9,485
Total interest-bearing deposits	6,867	3,308	10,175
Borrowings:
Repurchase agreements	71	(41)	30
Other borrowings	(131)	(780)	(911)
Total interest expense	6,807	2,487	9,294
Change in net interest income	$(2,680)	$491	$(2,189)

Net interest income, on a taxable-equivalent basis, for the second quarter of 2024 decreased to $24.1 million, compared to $24.6 million for the second quarter of 2023. Net interest income, on a taxable-equivalent basis, for the first six months of 2024 decreased to $47.6 million, compared to $49.7 million for the first six months of 2023.  The decreases in net interest income, on a taxable-equivalent basis, for both the second quarter and first six months of 2024, as compared to the same periods of 2023, were due primarily to a decrease in net interest margin, partially offset by higher average balances of earning assets. Annualized net interest margin decreased 17 basis points to 4.12 percent for the second quarter of 2024 compared to the second quarter of 2023. Annualized net interest margin decreased 31 basis points to 4.10 percent for the first six months of 2024 compared to the first six months of 2023. These decreases in annualized net interest margin were due primarily to an increase in costs of interest-bearing deposits and a shift to higher cost deposits, partially offset by an increase in yields and higher balances of earning assets. The Federal Reserve Bank (FRB) increased the target federal funds interest rate from an upper limit of 4.50 percent at December 31, 2022 to 5.25 percent by June 30, 2023 and to 5.50 percent by the end of 2023, where it remained unchanged through the first half of 2024. The yield on interest-earning assets increased by 50 basis points and 47 basis points for the second quarter and first six months of 2024, respectively, compared to the same periods in 2023.  The cost of interest-bearing liabilities increased by 89 basis points and 105 basis points for the second quarter and first six months of 2024, respectively, compared to the same periods of 2023. Average earning assets increased $57.0 million and $55.9 million for the second quarter and first six months of 2024, respectively, compared to the same periods in 2023. Average interest-bearing liabilities increased $97.4 million and $97.6 million for the second quarter and first six months of 2024, respectively, compared to the same periods in 2023. Average noninterest-bearing demand deposits decreased $49.2 million and $54.5 million for the second quarter and first six months of 2024, respectively, compared to the same periods in 2023.

Average loans, which includes both loans held for investment and loans held for sale, increased $164.2 million to $1.87 billion for the second quarter of 2024 and increased $145.6 million to $1.83 billion for the first six months of 2024 compared to the same periods in 2023. Average loans at the community banking segment increased $158.6 million, or 13.2 percent, for the second quarter of 2024 and increased $144.2 million, or 12.2 percent, for the first six months of 2024, compared to the same periods in 2023, due primarily to growth in the commercial real estate, construction, and residential mortgage segments of the loan portfolio. Average loans at the consumer finance segment increased $2.1 million, or less than one percent, for the second quarter of 2024 and increased $355,000, or less than one percent, for the first six months of 2024, compared to the same periods in 2023, due primarily to an increase in the marine and recreational vehicles segment of the loan portfolio. Average loans at the mortgage banking segment, which consist of loans held for sale, increased $3.5 million, or 11.4 percent, for the second quarter of 2024 and increased $1.0 million, or 4.2 percent, for the first six months of 2024, compared to the same periods in 2023, due primarily to an increase in the average size of each mortgage loan originated due to higher home prices.

The community banking segment average loan yield increased 41 basis points to 5.48 percent for the second quarter of 2024 and increased 41 basis points to 5.42 percent for the first six months of 2024, compared to the same periods in 2023, due primarily to the effects of the higher interest rate environment. The consumer finance segment average loan yield increased 48 basis points to 10.41 percent for the second quarter of 2024 and increased 44 basis points to 10.31 percent for the first six months of 2024, compared to the same periods in 2023, due primarily to the effects of the higher interest rate environment, which were partially offset by the effects of purchasing higher credit quality loan contracts which have lower yields. The mortgage banking segment average loan yield decreased 25 basis points to 6.26 percent for the second quarter of 2024 and decreased 13 basis points to 6.30 percent for the first six months of 2024, compared to the same periods in 2023, due to fluctuations in mortgage interest rates and in the mix of mortgage loan products originated.

Average securities available for sale decreased $95.7 million and $85.3 million for the second quarter and first six months of 2024, respectively, compared to the same periods in 2023, due primarily to maturities of U.S. treasury and government agency securities outpacing purchases in all sectors of the portfolio. The average yield on the securities portfolio on a taxable-equivalent basis increased 28 basis points to 2.61 percent for the second quarter of 2024 and increased 26 basis points to 2.58 percent for the first six months of 2024, compared to the same periods in 2023, due primarily to the higher interest rate environment and the maturity of lower-yielding securities.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the FRB, decreased $11.4 million for the second quarter of 2024 and decreased $4.5 million for the first six months of 2024, compared to the same periods of 2023. The average yield on interest-bearing deposits in other banks decreased 43 basis points for the second quarter of 2024, compared to the second quarter of 2023, due to the timing of cash items in process, which don’t earn interest until they settle and have a larger effect on yields during periods of lower average balances, and increased 25 basis points for the first six months of 2024, compared to the first six months of 2023, due to the higher interest rate environment.

Average money market, savings and interest-bearing demand deposits combined and average non-interest bearing demand deposits decreased $87.2 million and $49.2 million, respectively, for the second quarter of 2024, and decreased $112.5 million and $54.5 million, respectively, for the first six months of 2024, compared to the same periods in 2023.  The decreases in both periods were due primarily to customers seeking higher yielding opportunities as a result of higher interest rates paid on time deposits. Average time deposits increased $231.5 million and $250.7 million for the second quarter and first six months of 2024, respectively, compared to the same periods in 2023. The average cost of interest-bearing deposits increased 109 basis points for the second quarter of 2024 and increased 123 basis points for the first six months of 2024, compared to the same periods in 2023, due primarily to higher rates on money market and time deposits, a shift in composition towards time deposits amid the higher interest rate environment and increased competition for deposits.

Average borrowings decreased $46.9 million and $40.6 million for the second quarter and first six months of 2024, respectively, compared to the same periods in 2023, due primarily to fluctuations in repurchase agreements and net paydowns of Federal Home Loan Bank of Atlanta (FHLB) advances. The average cost of borrowings decreased 28 basis points for the second quarter of 2024 and decreased 12 basis points for the first six months of 2024, compared to the same periods in 2023, due primarily to a shift in the mix of borrowings related to paydowns of higher-rate short-term borrowings, partially offset by the effects of rising interest rates.

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

Noninterest Income

TABLE 4: Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Interchange income	$1,572	$1,580	$3,047	$3,100
Gains on sales of loans	1,701	1,916	2,989	3,710
Service charges on deposit accounts	1,050	1,071	2,097	2,119
Unrealized gain on investments held in rabbi trust	105	586	945	1,353
Wealth management services income, net	714	611	1,445	1,225
Mortgage lender services income	499	579	1,002	1,030
Mortgage banking fee income	622	643	1,101	1,137
Other service charges and fees	423	379	819	770
Investment income from other equity interests	170	156	337	269
Net losses on sales, maturities and calls of available for sale securities	—	—	—	(5)
Other income, net	468	440	1,034	890
Total noninterest income	$7,324	$7,961	$14,816	$15,598

Total noninterest income decreased $637,000, or 8.0 percent, for the second quarter of 2024 and decreased $782,000, or 5.0 percent, for the first six months of 2024, compared to the same periods of 2023, due primarily to lower volume of mortgage loan production, which resulted in lower gains on sales of loans and mortgage banking fee income, and fluctuations in unrealized gains on the rabbi trust, partially offset by higher wealth management services income.

The Corporation uses a rabbi trust to fund liabilities under its nonqualified deferred compensation plan. Unrealized gains and losses on investments held in the Corporation’s rabbi trust are offset by changes in deferred compensation liabilities, recorded in salaries and employee benefits expense.

Noninterest Expense

TABLE 5: Noninterest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Salaries and employee benefits:
Compensation, payroll taxes and employee benefits	$13,346	$13,436	$26,768	$26,567
Increase in nonqualified deferred compensation plan liabilities	106	586	936	1,353
Total salaries and employee benefits	13,452	14,022	27,704	27,920

Occupancy expense	2,063	1,987	4,195	4,031
Data processing	2,963	2,614	5,792	5,296
Professional fees	884	794	1,799	1,389
Insurance expense	409	393	815	790
Marketing and advertising expenses	316	410	484	811
Mortgage banking loan processing expenses	250	324	434	582
Other expenses:
Other components of net periodic pension cost	(143)	(104)	(286)	(226)
Provision for indemnifications	(135)	(235)	(275)	(235)
Other expenses	2,314	2,484	4,861	4,926
Total other noninterest expenses	2,036	2,145	4,300	4,465
Total noninterest expense	$22,373	$22,689	$45,523	$45,284

Total noninterest expenses decreased $316,000, or 1.4 percent, in the second quarter of 2024 and increased $239,000, or less than one percent, in the first six months of 2024, compared to the same periods in 2023.  The decrease in the second quarter of 2024 as compared to the same period in 2023 was due primarily to fluctuations in deferred compensation liabilities and marketing expenses, partially offset by higher data processing expenses and professional fees. The increase in the first six months of 2024 as compared to the same period in 2023 was due primarily to higher data processing expenses and professional fees, partially offset by fluctuations in deferred compensation liabilities, lower marketing expenses and lower expenses tied to mortgage loan production volume at the mortgage banking segment. Additionally, the mortgage banking segment recorded a net reversal of provision for indemnifications for the second quarter and the first six months of 2024 of $135,000 and $275,000, respectively, compared to a net reversal of provision for indemnifications of $235,000 for both the second quarter and the first six months of 2023.

Changes in deferred compensation liabilities are offset by unrealized gains and losses on investments held in the Corporation’s rabbi trust and are recorded in noninterest income.

Income Taxes

The Corporation’s consolidated effective income tax rate was 17.2 percent and 18.8 percent for the first six months of 2024 and 2023, respectively. The Corporation’s consolidated effective tax rate for the first six months of 2024 was lower compared to the same period in 2023 primarily as a result of a lower share of income at the consumer finance and mortgage banking segments, which are subject to state income taxes.

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

TABLE 6: Community Banking Segment Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Interest income	$27,435	$24,334	$53,604	$47,465
Interest expense	9,941	5,850	18,946	9,593
Net interest income	17,494	18,484	34,658	37,872
Provision for credit losses	450	600	950	1,050
Net interest income after provision for credit losses	17,044	17,884	33,708	36,822
Noninterest income:
Interchange income	1,572	1,580	3,047	3,100
Service charges on deposit accounts	1,067	1,086	2,128	2,148
Wealth management services income, net	714	611	1,445	1,225
Investment income from other equity interests	170	156	337	269
Other income, net	642	609	1,318	1,210
Total noninterest income	4,165	4,042	8,275	7,952
Noninterest expense:
Salaries and employee benefits	9,118	8,920	18,561	17,846
Occupancy expense	1,673	1,579	3,416	3,200
Data processing	2,365	2,069	4,596	4,188
Other real estate loss and expense, net	—	1	1	1
Other expenses	2,494	2,430	4,992	4,699
Total noninterest expenses	15,650	14,999	31,566	29,934
Income before income taxes	5,559	6,927	10,417	14,840
Income tax expense	988	1,288	1,834	2,783
Net income	$4,571	$5,639	$8,583	$12,057

The community banking segment reported net income of $4.6 million and $8.6 million for the second quarter and first six months of 2024, respectively, compared to $5.6 million and $12.1 million for the same periods in 2023. The decreases in community banking segment net income were due primarily to:

●	higher interest expense due primarily to higher rates on deposits and higher balances of interest-bearing deposits, partially offset by lower balances of borrowings;
●	higher salaries and employee benefits expense, which have generally increased in line with market conditions; and
●	higher data processing and consulting costs related to investments in operational technology to improve resilience, efficiency and customer experience;

partially offset by:

●	higher interest income resulting from the effects of rising interest rates on asset yields and higher average balances of loans, offset in part by lower average balances of securities; and
●	decreases in certain administrative expenses.

Net interest income for the community banking segment decreased by $1.0 million to $17.5 million for the second quarter of 2024 and decreased $3.2 million to $34.7 million for the first six months of 2024, respectively, compared to the same periods in 2023. Included in net interest income is interest income on variable rate loans to the consumer finance and mortgage banking segments. Average loan yields and average costs of interest-bearing deposits were higher for the second quarter and first six months of 2024, compared to the same periods of 2023, due primarily to the effects of the higher interest rate environment and a shift in composition towards higher-cost time deposits. The community banking segment expects both loan and investment yields and costs of interest-bearing deposits to continue to rise in the second half of 2024.

The community banking segment recorded $450,000 and $950,000 in provision for credit losses for the second quarter and first six months of 2024, respectively, due primarily to growth in the loan portfolio, compared to $600,000 and $1.1 million in provision for credit losses for the same periods in 2023. Noninterest income increased for the second quarter and first six months of 2024, compared to the same periods in 2023, due primarily to higher wealth management services income.  Noninterest expenses increased for the second quarter and first six months of 2024, compared to the same periods in 2023, due primarily to higher salaries and employee benefits, data processing expenses and other expenses.

Mortgage Banking:  The following table presents the mortgage banking operating results for the periods indicated.

TABLE 7: Mortgage Banking Segment Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Interest income	$533	$499	$814	$795
Interest expense	244	219	288	281
Net interest income	289	280	526	514
Provision for credit losses	—	—	—	—
Net interest income after provision for credit losses	289	280	526	514
Noninterest income:
Gains of sales of loans	1,863	1,928	3,344	3,785
Mortgage banking fee income	684	675	1,198	1,213
Mortgage lender services fee income	499	579	1,002	1,030
Other income	9	14	40	26
Total noninterest income	3,055	3,196	5,584	6,054
Noninterest expense:
Salaries and employee benefits	1,965	2,108	3,563	3,848
Occupancy expense	235	256	467	517
Data processing	247	263	487	505
Other expenses	393	403	696	958
Total noninterest expenses	2,840	3,030	5,213	5,828
Income before income taxes	504	446	897	740
Income tax expense	128	100	227	167
Net income	$376	$346	$670	$573

The mortgage banking segment reported net income of $376,000 and $670,000 for the second quarter and first six months of 2024, respectively, compared to $346,000 and $573,000 for the same periods in 2023. The increases in mortgage banking segment net income were due primarily to:

●	lower variable expenses tied to mortgage loan origination volume such as commissions and bonuses, reported in salaries and employee benefits, as well as mortgage banking loan processing expenses and data processing expenses; and
●	lower salaries and employee benefits, occupancy expense and other expenses due to an effort to reduce overhead costs as mortgage loan origination volume has decreased;

partially offset by:

●	lower gains on sales of loans due to margin compression and lower volume of mortgage loan originations.

The following table presents mortgage loan originations and mortgage loans sold for the periods indicated.

TABLE 8: Mortgage Loan Originations

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Mortgage loan originations:
Purchases	$134,298	$140,720	$221,058	$242,558
Refinancings	11,712	14,366	19,298	28,343
Total mortgage loan originations[1]	$146,010	$155,086	$240,356	$270,901

Lock-adjusted originations[2]	$149,972	$144,121	$270,372	$284,802
1	Total mortgage loan originations does not include mortgage lender services.
2	Lock-adjusted originations includes an estimate of the effect of changes in the volume of mortgage loan applications in process that have not closed, net of volume not expected to close.

The sustained elevated level of mortgage interest rates, combined with higher home prices and lower levels of inventory, has led to a substantial decline in mortgage loan originations for the mortgage industry during 2024 and 2023 compared to levels during 2022 and 2021.  Mortgage loan originations for the mortgage banking segment decreased 5.9 percent and 11.3 percent for the second quarter and first six months of 2024, respectively, compared to the same periods in 2023. Gains on sales of loans, while driven in part by mortgage loan originations, also includes the effects of changes in locked loan commitments, which reflect the volume of mortgage loan applications that are in process and have not closed. Lock-adjusted originations for the mortgage banking segment increased 4.1 percent and decreased 5.1 percent for the second quarter and first six months of 2024, respectively, compared to the same periods in 2023. Locked loan commitments were $60.3 million at June 30, 2024 compared to $26.2 million and $58.1 million at December 31, 2023 and June 30, 2023, respectively.

Mortgage lender services fee income is derived from providing mortgage origination functions to third-party mortgage lenders for a fee. Mortgage lender services fee income decreased for the second quarter and first six months of 2024, compared to the same periods in 2023, due primarily to the negative impacts of reduced mortgage loan volume in the industry.

During the second quarter and first six months of 2024, the mortgage banking segment recorded a reversal of provision for indemnification losses of $135,000 and $275,000, respectively, compared to a reversal of provision for indemnification losses of $235,000 for both the second quarter and first six months of 2023. The mortgage banking segment increased reserves for indemnification losses during 2020 based on widespread forbearance on mortgage loans and economic uncertainty related to the COVID-19 pandemic. The release of indemnification reserves in 2024 was due primarily to improvement in the mortgage banking segment’s assessment of borrower payment performance, lower volume of mortgage loan originations in recent years and other factors affecting expected losses on mortgage loans sold in the secondary market, such as time since origination. Management believes that the indemnification reserve is sufficient to absorb losses related to loans that have been sold in the secondary market.

Consumer Finance:  The following table presents the consumer finance operating results for the periods indicated.

TABLE 9: Consumer Finance Segment Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Interest income	$12,383	$11,785	$24,408	$23,293
Interest expense	5,894	5,705	11,697	11,312
Net interest income	6,489	6,080	12,711	11,981
Provision for credit losses	2,100	1,100	5,100	2,700
Net interest income after provision for credit losses	4,389	4,980	7,611	9,281

Noninterest income	226	203	481	436
Noninterest expense:
Salaries and employee benefits	2,037	2,198	4,181	4,451
Occupancy expense	156	154	313	315
Data processing	343	324	683	641
Other expenses	849	1,036	1,768	2,133
Total noninterest expenses	3,385	3,712	6,945	7,540
Income before income taxes	1,230	1,471	1,147	2,177
Income tax expense	336	401	316	598
Net income	$894	$1,070	$831	$1,579

The consumer finance segment reported net income of $894,000 and $831,000 for the second quarter and first six months of 2024, respectively, compared to net income of $1.1 million and $1.6 million for the same periods in 2023. The decreases in consumer finance segment net income were due primarily to:

●	higher provision for credit losses due primarily to increased net charge-offs and loan growth; and
●	higher interest expense on variable rate borrowings from the community banking segment as a result of increased interest rates;

partially offset by:

●	higher interest income resulting from the effects of rising interest rates on loan yields;
●	lower loan recovery expense related to growth in loans with stronger credit quality and efficiency initiatives within the collections department; and
●	lower salaries and employee benefits expense due to an effort to reduce overhead costs.

Average loan yields and average cost of borrowings were higher for the second quarter and first six months of 2024, compared to the same periods of 2023, due primarily to the effects of the higher interest rate environment.

Provision for credit losses increased due primarily to increased net charge-offs and loan growth. Net charge-offs increased due primarily to an increase in the number of delinquent loans and repossessions and a higher average charge-off per unit as a result of a decline in wholesale values of used automobiles. Delinquency and loss rates have generally returned to pre-pandemic levels due to the passage of time since the expiration of stimulus and enhanced unemployment benefits that benefitted borrowers. If loan performance deteriorates, resulting in further elevated delinquencies or net charge-offs, or if values of used vehicles decline, provision for credit losses may increase in future periods.

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

The following tables present the Corporation’s credit loss experience for the periods indicated.

TABLE 10: Allowance for Credit Losses

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
For the three months ended June 30, 2024:
Balance at March 31, 2024	$12,859	$3,775	$23,566	$40,200
Provision charged to operations	110	190	2,100	2,400
Loans charged off	—	(68)	(3,469)	(3,537)
Recoveries of loans previously charged off	9	45	1,226	1,280
Balance at June 30, 2024	$12,978	$3,942	$23,423	$40,343

Average loans	$993,726	$370,408	$478,296	$1,842,430
Ratio of annualized net (recoveries) charge-offs to average loans	(0.00)%	0.02%	1.88%	0.49%
1Consumer loans includes provision, charge-offs and recoveries related to demand deposit overdrafts.

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
For the three months ended June 30, 2023:
Balance at March 31, 2023	$11,449	$3,510	$25,875	$40,834
Provision charged to operations	199	102	1,100	1,401
Loans charged off	—	(68)	(2,826)	(2,894)
Recoveries of loans previously charged off	90	59	1,038	1,187
Balance at June 30, 2023	$11,738	$3,603	$25,187	$40,528

Average loans	$870,158	$333,548	$476,203	$1,679,909
Ratio of annualized net (recoveries) charge-offs to average loans	(0.04)%	0.01%	1.50%	0.41%
1Consumer loans includes provision, charge-offs and recoveries related to demand deposit overdrafts.

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
For the six months ended June 30, 2024:
Balance at December 31, 2023	$12,315	$3,758	$23,578	$39,651
Provision charged to operations	645	255	5,100	6,000
Loans charged off	—	(169)	(7,572)	(7,741)
Recoveries of loans previously charged off	18	98	2,317	2,433
Balance at June 30, 2024	$12,978	$3,942	$23,423	$40,343

Average loans	$970,175	$364,101	$476,072	$1,810,348
Ratio of net (recoveries) charge-offs to average loans	(0.00)%	0.04%	2.21%	0.59%
1Consumer loans includes provision, charge-offs and recoveries related to demand deposit overdrafts.

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
For the six months ended June 30, 2023:
Balance at December 31, 2022	$11,219	$3,330	$25,969	$40,518
Impact of ASC 326 adoption on non-PCD loans	(617)	98	406	(113)
Impact of ASC 326 adoption on PCD loans	595	9	—	604
Provision charged to operations	432	219	2,700	3,351
Loans charged off	(16)	(157)	(5,934)	(6,107)
Recoveries of loans previously charged off	125	104	2,046	2,275
Balance at June 30, 2023	$11,738	$3,603	$25,187	$40,528

Average loans	$862,397	$326,682	$475,717	$1,664,796
Ratio of net (recoveries) charge-offs to average loans	(0.03)%	0.02%	1.63%	0.46%
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

TABLE 11: Allocation of Allowance for Credit Losses

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Allocation of allowance for credit losses:
Commercial	$12,978	$12,315
Consumer	3,942	3,758
Consumer Finance	23,423	23,578
Total allowance for credit losses	$40,343	$39,651
Ratio of loans to total period-end loans:
Commercial	53%	52%
Consumer	21	21
Consumer Finance	26	27
	100%	100%

Loans are required to be measured at amortized cost and to be presented at the net amount expected to be collected. Off balance sheet credit exposures, including loan commitments, are not recorded on balance sheet, but expected credit losses arising from off balance sheet credit exposures are recorded as a reserve for unfunded commitments and reported in Other Liabilities.

The following table presents a breakdown of the provision for credit losses for the periods indicated:

TABLE 12: Provision for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Provision for credit losses:
Provision for loans	$2,400	$1,401	$6,000	$3,351
Provision for unfunded commitments	150	299	50	399
Total	$2,550	$1,700	$6,050	$3,750

TABLE 13: Credit Quality Indicators

Loans by credit quality indicators as of June 30, 2024 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Commercial real estate	$694,845	$6,615	$—	$—	$701,460
Commercial business	118,940	80	—	—	119,020
Construction - commercial real estate	120,208	—	—	—	120,208
Land acquisition and development	31,355	—	—	—	31,355
Builder lines	21,727	—	—	—	21,727
Construction - consumer real estate	15,964	—	—	517	16,481
Residential mortgage	306,909	949	401	531	308,790
Equity lines	56,629	—	156	50	56,835
Other consumer	10,956	—	—	—	10,956
	$1,377,533	$7,644	$557	$1,098	$1,386,832

(Dollars in thousands)	Very Good	Good	Fairly Good	Fair	Marginal	Total
Consumer finance - automobiles	$41,047	$104,830	$138,648	$95,319	$26,989	$406,833
Consumer finance - marine and recreational vehicles	49,655	21,322	534	—	—	71,511
	$90,702	$126,152	$139,182	$95,319	$26,989	$478,344
1At June 30, 2024, the Corporation did not have any loans classified as Doubtful or Loss.

Loans by credit quality indicators as of December 31, 2023 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Commercial real estate	$661,432	$6,690	$—	$—	$668,122
Commercial business	115,286	62	—	—	115,348
Construction - commercial real estate	69,768	—	—	—	69,768
Land acquisition and development	29,064	—	—	—	29,064
Builder lines	24,668	—	—	—	24,668
Construction - consumer real estate	11,223	—	—	—	11,223
Residential mortgage	292,624	44	268	320	293,256
Equity lines	51,425	85	5	77	51,592
Other consumer	10,579	—	—	9	10,588
	$1,266,069	$6,881	$273	$406	$1,273,629

(Dollars in thousands)	Very Good	Good	Fairly Good	Fair	Marginal	Total
Consumer finance - automobiles	$32,913	$98,286	$137,480	$101,569	$31,028	$401,276
Consumer finance - marine and recreational vehicles	47,246	19,398	590	—	—	67,234
	$80,159	$117,684	$138,070	$101,569	$31,028	$468,510
1	At December 31, 2023, the Corporation did not have any loans classified as Doubtful or Loss.

Table 14 summarizes the Corporation’s credit ratios on a consolidated basis and Table 15 summarizes nonperforming assets by principal business segment as of June 30, 2024 and December 31, 2023.  The mortgage banking segment did not have any nonperforming assets as of June 30, 2024 or December 31, 2023.

TABLE 14: Consolidated Credit Ratios

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Total loans[1]	$1,865,176	$1,742,139
Nonaccrual loans	$1,900	$1,298
Allowance for credit losses (ACL)	$40,343	$39,651
Nonaccrual loans to total loans	0.10%	0.07%
ACL to total loans	2.16%	2.28%
ACL to nonaccrual loans	2,123.32%	3,054.78%
1Total loans does not include loans held for sale at the mortgage banking segment.

TABLE 15: Nonperforming Assets

Community Banking Segment

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Total loans	$1,386,832	$1,273,629
Nonaccrual loans	$1,098	$406
ACL	$16,920	$16,072
Nonaccrual loans to total loans	0.08%	0.03%
ACL to total loans	1.22%	1.26%
ACL to nonaccrual loans	1,540.98%	3,958.62%
Annualized year-to-date net charge-offs to average total loans	0.01%	0.01%

Consumer Finance Segment

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Total loans	$478,344	$468,510
Nonaccrual loans	$802	$892
Repossessed assets	$445	$646
ACL	$23,423	$23,579
Nonaccrual loans to total loans	0.17%	0.19%
ACL to total loans	4.90%	5.03%
ACL to nonaccrual loans	2,920.57%	2,643.39%
Annualized year-to-date net charge-offs to average total loans	2.21%	1.99%

The community banking segment’s nonaccrual loans were $1.1 million at June 30, 2024 compared to $406,000 at December 31, 2023. The community banking segment recorded $450,000 and $950,000 in provision for loans for the second quarter and first six months of 2024, respectively, compared to $600,000 and $1.1 million for the same periods of 2023, due primarily to growth in loans outstanding and unfunded loan commitments. At June 30, 2024, the allowance for credit losses increased to $16.9 million, compared to an allowance for credit losses of $16.1 million at December 31, 2023, due primarily to growth in the loan portfolio. The allowance for credit losses as a percentage of total loans decreased to 1.22 percent at June 30, 2024 from 1.26 percent at December 31, 2023. Management believes that the level of the allowance for credit losses is adequate to reflect the net amount expected to be collected.

Nonaccrual loans at the consumer finance segment were $802,000 at June 30, 2024 compared to $892,000 at December 31, 2023. Nonaccrual consumer finance loans remain low relative to the allowance for credit losses and the total consumer finance loan portfolio because the consumer finance segment generally initiates repossession of loan collateral once a loan becomes more than 60 days delinquent. Repossessed vehicles of the consumer finance segment are classified as other assets and consist only of vehicles the Corporation has the legal right to sell. Prior to the reclassification from loans to repossessed vehicles, the difference between the carrying amount of each loan and the fair value of each vehicle

(i.e. the deficiency) is charged against the allowance for credit losses. At June 30, 2024, repossessed vehicles available for sale totaled $445,000 compared to $646,000 at December 31, 2023.

The consumer finance segment experienced net charge-offs at an annualized rate of 2.21 percent of average total loans for the first six months of 2024, compared to 1.63 percent for the first six months of 2023, due primarily to an increase in the number of delinquent loans and repossessions and a higher average charge-off per unit as a result of a decline in wholesale values of used automobiles. Net charge-offs decreased to an annualized rate of 1.88 percent of average total loans for the second quarter of 2024, compared to 2.54 percent for the first quarter of 2024, due primarily to seasonal trends within the portfolio. At June 30, 2024, total delinquent loans as a percentage of total loans was 3.51 percent compared to 4.09 percent at December 31, 2023 and 2.88 percent at June 30, 2023. Delinquency and loss rates have generally returned to pre-pandemic levels due to the passage of time since the expiration of stimulus and enhanced unemployment benefits that benefitted borrowers. The allowance for credit losses was $23.4 million at June 30, 2024 and $23.6 million at December 31, 2023. The allowance for credit losses as a percentage of total loans decreased to 4.90 percent at June 30, 2024, compared to 5.03 percent at December 31, 2023, due primarily to growth in loans with stronger credit quality while balances of loans with lower credit quality declined.

The consumer finance segment at times offers payment deferrals to borrowers as a portfolio management technique to achieve higher ultimate cash collections on select loan accounts. A significant reliance on deferrals as a means of managing collections may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio. Average amounts of payment deferrals of automobile loans on a monthly basis, which are not included in delinquent loans, were 1.58 percent, 1.70 percent and 1.62 percent as a percentage of average automobile loans outstanding for the second quarter of 2024, the second quarter of 2023 and the first quarter of 2024, respectively. Average amounts of payment deferrals of automobile loans on a monthly basis, which are not included in delinquent loans, were 1.60 percent and 1.65 percent as a percentage of average automobile loans outstanding for the first six months of 2024 and 2023, respectively.

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

FINANCIAL CONDITION

At June 30, 2024, the Corporation had total assets of $2.5 billion, an increase of $53.6 million since December 31, 2023. The increase was attributable primarily to growth in loans held for investment and loans held for sale, funded by maturities and paydowns of available for sale securities, increases in deposits, deployment of cash on hand, and additional borrowings. The significant components of the Corporation’s Consolidated Balance Sheets are discussed below.

Loan Portfolio

Tables 16, 17 and 18 present information pertaining to the composition of loans held for investment, the composition of commercial real estate loans, and the maturity/repricing of certain loans held for investment, respectively.

TABLE 16: Summary of Loans Held for Investment

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$701,460	38%	$668,122	38%
Commercial business	119,020	6	115,348	7
Construction - commercial real estate	120,208	6	69,768	4
Land acquisition and development	31,355	1	29,064	1
Builder lines	21,727	1	24,668	1
Construction - consumer real estate	16,481	1	11,223	1
Residential mortgage	308,790	17	293,256	17
Equity lines	56,835	3	51,592	3
Other consumer	10,956	1	10,588	1
Consumer finance - automobiles	406,833	22	401,276	23
Consumer finance - marine and recreational vehicles	71,511	4	67,234	4
Subtotal	1,865,176	100%	1,742,139	100%
Less allowance for credit losses	(40,343)		(39,651)
Loans, net	$1,824,833		$1,702,488

The increase in total loans from December 31, 2023 to June 30, 2024 was due primarily to growth in commercial real estate construction, commercial real estate, and residential mortgage lending at the community banking segment and an increase in automobile loans at the consumer finance segment.

TABLE 17: Commercial Real Estate Loans

	June 30, 2024
(Dollars in thousands)	Amount	% of Commercial Real Estate	% of Total
Multifamily	$135,537	19.3%	7.3%
Retail	124,541	17.8	6.7
Office	109,714	15.6	5.9
1-4 family investment properties	83,087	11.8	4.5
Hotels	59,505	8.5	3.2
Industrial/warehouse	58,374	8.3	3.1
Medical office	41,827	6.0	2.2
Mini-storage	15,561	2.2	0.8
Other	73,314	10.5	3.9
	$701,460	100%	37.6%

	December 31, 2023
(Dollars in thousands)	Amount	% of Commercial Real Estate	% of Total
Multifamily	$132,883	19.9%	7.6%
Retail	107,883	16.1	6.2
Office	107,692	16.1	6.2
1-4 family investment properties	87,218	13.1	5.0
Industrial/warehouse	58,137	8.7	3.3
Hotels	53,206	8.0	3.1
Medical office	40,784	6.1	2.3
Mini-storage	9,766	1.5	0.6
Other	70,553	10.5	4.1
	$668,122	100%	38.4%

TABLE 18: Maturity/Repricing Schedule of Loans Held for Investment

	June 30, 2024
(Dollars in thousands)	Commercial	Consumer	Consumer Finance	Total
Variable Rate:
Within 1 year	$255,401	$57,603	$—	$313,004
1 to 5 years	103,685	1,147	—	104,832
5 to 15 years	9,303	—	—	9,303
After 15 years	—	—	—	—
Fixed Rate:
Within 1 year	$37,381	$23,896	$5,043	$66,320
1 to 5 years	300,773	48,617	240,617	590,007
5 to 15 years	272,064	221,828	232,684	726,576
After 15 years	15,163	39,971	—	55,134

	$993,770	$393,062	$478,344	$1,865,176

Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At June 30, 2024 and December 31, 2023, all securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 19: Securities Available for Sale

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. Treasury securities	$10,469	3%	$45,103	10%
U.S. government agencies and corporations	68,124	17	87,094	19
Mortgage-backed securities	161,457	40	161,696	35
Obligations of states and political subdivisions	143,840	35	147,111	31
Corporate and other debt securities	20,868	5	21,440	5
Total available for sale securities at fair value	$404,758	100%	$462,444	100%

Securities available for sale decreased by $57.6 million to $404.8 million at June 30, 2024 compared to $462.4 million at December 31, 2023 due primarily to decreases in U.S. treasury and government agency securities. Net unrealized losses in the market value of securities available for sale increased to $32.2 million at June 30, 2024, compared to $31.6 million at December 31, 2023.

For more information about the Corporation’s securities available for sale, including information about securities in an unrealized loss position at June 30, 2024 and December 31, 2023, see Part I, Item 1, “Financial Statements” under the heading “Note 2: Securities” in this Quarterly Report on Form 10-Q.

The following table presents additional information pertaining to the composition of the securities portfolio at amortized cost, by the earlier of contractual maturity or expected maturity.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

TABLE 20: Maturity of Securities

	June 30, 2024
		Weighted
	Amortized	Average
(Dollars in thousands)	Cost	Yield [1]
U.S. Treasury securities:
Maturing within 1 year	$5,986	1.71%
Maturing after 1 year, but within 5 years	4,984	1.38
Total U.S. Treasury securities	10,970	1.56
U.S. government agencies and corporations:
Maturing within 1 year	9,293	1.97
Maturing after 1 year, but within 5 years	36,923	1.26
Maturing after 5 years, but within 10 years	24,750	1.76
Maturing after 10 years	6,096	2.16
Total U.S. government agencies and corporations	77,062	1.58
Mortgage-backed securities:
Maturing within 1 year	27,732	2.02
Maturing after 1 year, but within 5 years	81,314	2.05
Maturing after 5 years, but within 10 years	51,868	2.18
Maturing after 10 years	16,410	3.14
Total mortgage-backed securities	177,324	2.19
States and municipals:[1]
Maturing within 1 year	20,316	3.68
Maturing after 1 year, but within 5 years	37,536	2.02
Maturing after 5 years, but within 10 years	34,156	3.04
Maturing after 10 years	55,430	4.36
Total states and municipals	147,438	3.36
Corporate and other debt securities:
Maturing within 1 year	1,415	2.72
Maturing after 1 year, but within 5 years	18,000	4.02
Maturing after 5 years, but within 10 years	4,750	4.04
Total corporate and other debt securities	24,165	3.95
Total securities:
Maturing within 1 year	64,742	2.52
Maturing after 1 year, but within 5 years	178,757	2.06
Maturing after 5 years, but within 10 years	115,524	2.42
Maturing after 10 years	77,936	3.93
Total securities	$436,959	2.56
1.	Yields on tax-exempt securities have been computed on a taxable-equivalent basis using the federal corporate income tax rate of 21 percent. The weighted average yield is calculated based on the relative amortized costs of the securities.

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first six months of 2024, deposits increased $40.0 million to $2.11 billion at June 30, 2024. Noninterest bearing demand deposits decreased $15.7 million, savings and interest-bearing demand deposits decreased $54.8 million, and time deposits increased 110.5 million during the same period. The decrease in non-time deposits was due in part to a shift in balances toward time deposits amid a higher interest rate environment and to seasonal factors related to municipal deposits, which tend to increase with tax collections primarily in the fourth quarter of each year and decline with spending thereafter. The Corporation had $135.6 million in municipal deposits at June 30, 2024 compared to $167.9 million at December 31, 2023.

The Corporation had $25.0 million in brokered money market and time deposits outstanding at both June 30, 2024 and December 31, 2023.  The Corporation may continue to use brokered deposits on a limited basis as a means of maintaining and diversifying liquidity and funding sources.

Borrowings

Borrowings increased to $118.8 million at June 30, 2024 from $109.5 million at December 31, 2023 due primarily to increased borrowings from the FHLB to support lending activities.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available for sale, totaled $272.9 million at June 30, 2024 compared to $338.8 million at December 31, 2023. The Corporation’s funding sources, including capacity, amount outstanding and amount available at June 30, 2024 are presented in Table 21.  The Corporation’s capacity and amount available increased $56.6 million and $44.1 million, respectively, from December 31, 2023 as a result of pledging additional loans in order to increase funding capacity under secured funding arrangements with the FRB and FHLB.

TABLE 21: Funding Sources

	June 30, 2024			December 31, 2023
(Dollars in thousands)	Capacity	Outstanding	Available	Capacity	Outstanding	Available
Unsecured federal funds agreements[1]	$75,000	$2	$74,998	$95,000	$18	$94,982
Repurchase lines of credit[1]	—	—	—	35,000	—	35,000
Borrowings from FHLB	250,542	40,000	210,542	228,382	27,500	200,882
Borrowings from FRB	308,679	—	308,679	219,244	—	219,244
Total	$634,221	$40,002	$594,219	$577,626	$27,518	$550,108
1.	Amounts include $20.0 million and $35.0 million of certain unsecured federal funds agreements and repurchase lines of credit, respectively, at December 31, 2023 that subsequently terminated in January 2024 when the corresponding third-party ended all federal funds agreements and repurchase lines of credit with all financial institutions.

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

Uninsured deposits represent an estimate of amounts above the Federal Deposit Insurance Corporation (FDIC) insurance coverage limit of $250,000. As of June 30, 2024, the Corporation’s uninsured deposits were approximately $592.3 million, or 28.1 percent of total deposits. Excluding intercompany cash holdings and municipal deposits which are secured with pledged securities, amounts uninsured were approximately $445.2 million, or 21.1 percent of total deposits as of June 30, 2024, compared to 19.6 percent of total deposits as of December 31, 2023. The Corporation’s liquid assets and borrowing availability as of June 30, 2024 totaled $867.1 million, exceeding uninsured deposits, excluding intercompany cash holdings and secured municipal deposits, by $421.9 million.

The Corporation’s internal policy limits brokered deposits to 20 percent of total deposits, representing approximately $396.2 million of additional net availability for additional brokered deposits as of June 30, 2024.

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

The disclosure below presents the Corporation’s and the Bank’s actual capital amounts and ratios under currently applicable regulatory capital standards.  Under the small bank holding company policy statement of the Federal Reserve Board, which applies to certain bank holding companies with consolidated total assets of less than $3 billion, the Corporation is not subject to regulatory capital requirements. The table below reflects the Corporation’s consolidated capital as determined under regulations that apply to bank holding companies that are not small bank holding companies and minimum capital requirements that would apply to the Corporation if it were not a small bank holding company.  Although the minimum regulatory capital requirements are not applicable to the Corporation, the Corporation calculates these ratios for its own planning and monitoring purposes. Total risk-weighted assets at June 30, 2024 for the Corporation were $2.09 billion and for the Bank were $2.06 billion. Total risk-weighted assets at December 31, 2023 for the Corporation were $1.95 billion and for the Bank were $1.92 billion. As of June 30, 2024, the Bank met all capital adequacy requirements to which it is subject.

TABLE 22: Regulatory Capital

	June 30, 2024
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$293,212	14.1%	$166,820	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	246,956	11.8	125,115	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	221,956	10.6	93,836	4.5		N/A	N/A
Tier 1 leverage ratio	246,956	10.0	99,231	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$278,091	13.5%	$164,795	8.0%		$205,994	10.0%
Tier 1 risk-based capital ratio	252,148	12.2	123,596	6.0		164,795	8.0
Common Equity Tier 1 capital ratio	252,148	12.2	92,697	4.5		133,896	6.5
Tier 1 leverage ratio	252,148	10.2	98,427	4.0		123,033	5.0

	December 31, 2023
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$289,396	14.8%	$155,927	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	244,830	12.6	116,945	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	219,830	11.3	87,709	4.5		N/A	N/A
Tier 1 leverage ratio	244,830	10.1	97,449	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$271,952	14.1%	$153,816	8.0%		$192,270	10.0%
Tier 1 risk-based capital ratio	247,712	12.9	115,362	6.0		153,816	8.0
Common Equity Tier 1 capital ratio	247,712	12.9	86,522	4.5		124,976	6.5
Tier 1 leverage ratio	247,712	10.3	96,655	4.0		120,819	5.0

The regulatory risk-based capital amounts presented above include:  (1) common equity tier 1 capital (CET1) which consists principally of common stock (including surplus) and retained earnings with adjustments for goodwill and intangible assets; (2) Tier 1 capital which consists principally of CET1 plus the Corporation’s “grandfathered” trust preferred securities; and (3) Tier 2 capital which consists principally of Tier 1 capital plus a limited amount of the allowance for credit losses and $20.0 million of outstanding subordinated notes of the Corporation. The Total Capital ratio, Tier 1 Capital ratio and CET1 ratio are calculated as a percentage of risk-weighted assets. The Tier 1 Leverage ratio is calculated as a percentage of average tangible assets. The decrease in these ratios at June 30, 2024 compared to December 31, 2023 was due primarily to growth in risk-weighted assets resulting from higher balances of loans outpacing growth in equity. In addition, the Corporation has made the one-time irrevocable election to continue treating accumulated other comprehensive income (AOCI) under regulatory standards that were in place prior to the Basel III Final Rule in order to eliminate volatility of regulatory capital that can result from fluctuations in AOCI and the inclusion of AOCI in regulatory capital, as would otherwise be required under the Basel III Capital Rule. As a result of this election, changes in AOCI, including unrealized losses on securities available for sale, do not affect regulatory capital amounts shown in the table above for the Corporation or the Bank. For additional information about the Basel III Final Rules, see “Item 1. Business” under the heading “Regulation and Supervision” and “Item 8. Financial Statements and Supplementary Data,” under the heading “Note 17: Regulatory Requirements and Restrictions” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023.

The Basel III rules established a “capital conservation buffer” of 2.5 percent above the regulatory minimum risk-based capital ratios, which is not included in the table above.  Including the capital conservation buffer, the minimum ratios are a common equity Tier 1 risk-based capital ratio of 7.0 percent, a Tier 1 risk-based capital ratio of 8.5 percent, and a total risk-based capital ratio of 10.5 percent. The Corporation and the Bank exceeded these ratios at June 30, 2024 and December 31, 2023.

The Corporation’s capital resources are impacted by its share repurchase programs. The Board of Directors authorized a program, effective January 1, 2024, to repurchase up to $10.00 million of the Corporation’s common stock through December 31, 2024 (the 2024 Repurchase Program). Repurchases under the 2024 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, (Exchange Act) and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions, and there is no assurance that the Corporation will purchase any shares under the 2024 Repurchase Program. The 2024 Repurchase Program is authorized through December 31, 2024, and, as of June 30, 2024, there was $6.0 million remaining available for repurchases of the Corporation’s common stock under the 2024 Repurchase Program.

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

TABLE 23: Non-GAAP Table

	For The Quarter Ended		For The Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands except for per share data)	2024	2023	2024	2023
Reconciliation of Certain Non-GAAP Financial Measures
Return on Average Tangible Common Equity
Average total equity, as reported	$216,286	$204,090	$216,675	$202,979
Average goodwill	(25,191)	(25,191)	(25,191)	(25,191)
Average other intangible assets	(1,301)	(1,569)	(1,333)	(1,604)
Average noncontrolling interest	(602)	(623)	(656)	(706)
Average tangible common equity	$189,192	$176,707	$189,495	$175,478

Net income	$5,034	$6,384	$8,469	$12,881
Amortization of intangibles	65	68	130	136
Net income attributable to noncontrolling interest	(27)	(78)	(61)	(134)
Net tangible income attributable to C&F Financial Corporation	$5,072	$6,374	$8,538	$12,883

Annualized return on average equity, as reported	9.31%	12.51%	7.82%	12.69%
Annualized return on average tangible common equity	10.72%	14.43%	9.01%	14.68%

	For The Quarter Ended		For The Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands except for per share data)	2024	2023	2024	2023
Fully Taxable Equivalent Net Interest Income[1]
Interest income on loans	$31,407	$27,416	$60,993	$53,476
FTE adjustment	53	53	103	100
FTE interest income on loans	$31,460	$27,469	$61,096	$53,576

Interest income on securities	$2,742	$3,041	$5,605	$6,110
FTE adjustment	235	182	470	345
FTE interest income on securities	$2,977	$3,223	$6,075	$6,455

Total interest income	$34,312	$30,738	$67,020	$60,043
FTE adjustment	288	235	573	445
FTE interest income	$34,600	$30,973	$67,593	$60,488

Net interest income	$23,828	$24,345	$46,986	$49,303
FTE adjustment	288	235	573	445
FTE net interest income	$24,116	$24,580	$47,559	$49,748
1	Assuming a tax rate of 21%.

	June 30,	December 31,
(Dollars in thousands except for per share data)	2024	2023
Tangible Book Value Per Share
Equity attributable to C&F Financial Corporation	$218,463	$216,878
Goodwill	(25,191)	(25,191)
Other intangible assets	(1,277)	(1,407)
Tangible equity attributable to C&F Financial Corporation	$191,995	$190,280

Shares outstanding	3,293,909	3,374,098

Book value per share	$66.32	$64.28
Tangible book value per share	$58.28	$56.40

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

The simulation analysis results, based on a measurement date balance sheet as of June 30, 2024, for hypothetical changes in net interest income over the next twelve months are presented in the table below.

 One-Year Net Interest Income Simulation (dollars in thousands)

	Hypothetical Change in Net
	Interest Income
	Over the Next Twelve Months
	as of
	June 30, 2024		December 31, 2023
Assumed Market Interest Rate Shift	Dollars	Percentage	Dollars	Percentage
-300 BP shock	$(6,995)	(6.56)%	$(8,372)	(8.22)%
-200 BP shock	(4,240)	(3.98)	(5,137)	(5.04)
-100 BP shock	(1,815)	(1.70)	(2,352)	(2.31)
+100 BP shock	220	0.21	1,081	1.06
+200 BP shock	420	0.39	2,094	2.06
+300 BP shock	572	0.54	3,013	2.96

These results indicate that the Corporation would expect net interest income to decrease over the next twelve months assuming an immediate downward shift in market interest rates of 100 BP to 300 BP and to increase if rates shifted upward to the same degree. The simulation analysis results show the Corporation is less asset sensitive as of June 30, 2024 compared to the results as of December 31, 2023 due primarily to shifts in the mix of earnings assets and in the mix of deposits.

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

Static EVE Change (dollars in thousands)

	Hypothetical Change in EVE
	as of
	June 30, 2024		December 31, 2023
Assumed Market Interest Rate Shift	Dollars	Percentage	Dollars	Percentage
-300 BP shock	$(24,953)	(6.48)%	$(28,719)	(7.51)%
-200 BP shock	(8,372)	(2.17)	(10,881)	(2.85)
-100 BP shock	593	0.15	(1,397)	(0.37)
+100 BP shock	(7,043)	(1.83)	(1,945)	(0.51)
+200 BP shock	(14,477)	(3.76)	(5,012)	(1.31)
+300 BP shock	(23,143)	(6.01)	(11,062)	(2.89)

These results as of June 30, 2024 indicate that the EVE would decrease assuming an immediate downward shift in market interest rates of 200 BP to 300 BP, would increase if rates shifted downward 100 BP and would decrease if rates shift upward 100 to 300 BP. As of June 30, 2024, the Corporation’s EVE is less sensitive to decreases in rates and more sensitive to increases in rates compared to its position as of December 31, 2023 due primarily to the composition of its Consolidated Balance Sheets and the characteristics and assumptions of certain deposit accounts.

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

The Corporation uses interest rate swaps to manage select exposures to interest rate risk. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. The Corporation has interest rate swaps that qualify as cash flow hedges. The cash flow hedges effectively modify the Corporation’s exposure to interest rate risk associated with the Corporation’s trust preferred capital notes by converting variable rates of interest on the trust preferred capital notes to fixed rates of interest for periods ending between June 2026 and June 2029. Also, as part of the Corporation’s overall strategy for maximizing net interest income while managing interest rate risk, the Corporation enters into interest rate swaps in connection with originating loans to certain commercial borrowers as a means to offer a fixed-rate instrument to the borrower while effectively retaining a variable-rate exposure.

The mortgage banking segment enters into IRLCs with customers to originate loans for which the interest rates are determined prior to funding.  The mortgage banking segment then mitigates interest rate risk on these IRLCs and loans held for sale by entering into forward sales contracts with investors at the time that interest rates are locked for loans to be delivered on a best efforts basis. IRLCs are derivative financial instruments.

We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes.

ITEM 4.CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2024 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

There were no changes in the Corporation’s internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors authorized a program, effective January 1, 2024, to repurchase up to $10.0 million of the Corporation’s common stock through December 31, 2024 (the 2024 Repurchase Program).  Repurchases under the

2024 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act and shares repurchased will be returned to the status of authorized and unissued shares of common stock. There were 79,420 shares repurchased under the 2024 Repurchase Program during the second quarter of 2024. As of June 30, 2024, the Corporation has made aggregate common stock repurchases of 89,074 shares for an aggregate cost of $4.0 million under the 2024 Repurchase Program.

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended June 30, 2024.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
	Shares Purchased[1]	per Share	Programs	Programs
April 1, 2023 - April 30, 2023	5,500	$38.29	5,500	$9,272,926
May 1, 2023 - May 31, 2023	35,533	$42.57	35,508	$7,761,332
June 1, 2023 - June 30, 2023	38,428	$46.56	38,412	$5,972,957
Total	79,461	$44.20	79,420
1	During the three months ended June 30, 2024, 41 shares were withheld upon the vesting of restricted shares granted to employees of the Corporation and its subsidiaries in order to satisfy tax withholding obligations.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

101

The following financial statements from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL, filed herewith: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included within Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	August 2, 2024	By:	/s/ Thomas F. Cherry
Thomas F. Cherry
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 2, 2024		/s/ Jason E. Long
Jason E. Long
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)