Form 10-Q
period 2024-09-30
C & F FINANCIAL CORP
filed 2024-11-04
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

or

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

At October 31, 2024, the latest practicable date for determination, 3,225,409 shares of common stock, $1.00 par value, of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2024	2023
Assets
Cash and due from banks	$16,686	$16,382
Interest-bearing deposits in other banks	32,507	58,777
Total cash and cash equivalents	49,193	75,159
Securities—available for sale at fair value, amortized cost of $430,793 and $494,092, respectively	409,045	462,444
Loans held for sale, at fair value	44,677	14,176
Loans, net of allowance for credit losses of $40,771 and $39,651, respectively	1,868,638	1,702,488
Restricted stock, at cost	4,542	2,925
Corporate premises and equipment, net	42,128	41,914
Other real estate owned	296	—
Accrued interest receivable	10,198	10,398
Goodwill	25,191	25,191
Other intangible assets, net	1,211	1,407
Bank-owned life insurance	21,827	21,464
Net deferred tax asset	16,871	18,731
Other assets	57,087	62,201
Total assets	$2,550,904	$2,438,498

Liabilities
Deposits
Noninterest-bearing demand deposits	$541,621	$549,367
Savings and interest-bearing demand deposits	783,419	843,564
Time deposits	810,851	673,199
Total deposits	2,135,891	2,066,130
Short-term borrowings	48,643	58,223
Long-term borrowings	68,235	25,894
Trust preferred capital notes	25,448	25,422
Accrued interest payable	3,967	3,493
Other liabilities	40,762	41,820
Total liabilities	2,322,946	2,220,982

Commitments and contingent liabilities (Note 11)

Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,234,363 and 3,374,098 shares issued and outstanding, respectively, includes 120,173 and 135,694 of unvested shares, respectively)	3,114	3,238
Additional paid-in capital	499	6,567
Retained earnings	243,194	233,760
Accumulated other comprehensive loss, net	(19,467)	(26,687)
Equity attributable to C&F Financial Corporation	227,340	216,878
Noncontrolling interest	618	638
Total equity	227,958	217,516
Total liabilities and equity	$2,550,904	$2,438,498

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

`	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income
Interest and fees on loans	$33,021	$28,369	$94,014	$81,845
Interest on interest-bearing deposits and federal funds sold	389	379	811	836
Interest and dividends on securities
U.S. treasury, government agencies and corporations	334	795	1,370	2,785
Mortgage-backed securities	994	902	2,807	2,782
Tax-exempt obligations of states and political subdivisions	893	731	2,661	2,031
Taxable obligations of states and political subdivisions	183	178	551	545
Corporate and other	317	332	937	905
Total interest income	36,131	31,686	103,151	91,729
Interest expense
Savings and interest-bearing deposits	1,667	1,316	4,831	3,790
Time deposits	8,524	4,316	23,140	9,447
Borrowings	878	1,291	2,540	3,837
Trust preferred capital notes	373	301	965	890
Total interest expense	11,442	7,224	31,476	17,964
Net interest income	24,689	24,462	71,675	73,765
Provision for credit losses	3,700	2,050	9,750	5,800
Net interest income after provision for credit losses	20,989	22,412	61,925	67,965
Noninterest income
Gains on sales of loans	1,825	1,220	4,814	4,930
Interchange income	1,571	1,558	4,618	4,658
Service charges on deposit accounts	1,122	1,122	3,219	3,241
Investment income from other equity interests	334	211	671	480
Mortgage banking fee income	650	558	1,751	1,695
Wealth management services income, net	757	630	2,202	1,855
Mortgage lender services income	486	537	1,488	1,567
Other service charges and fees	542	364	1,361	1,134
Net losses on sales, maturities and calls of available for sale securities	—	—	—	(5)
Other income, net	1,485	14	3,464	2,257
Total noninterest income	8,772	6,214	23,588	21,812
Noninterest expenses
Salaries and employee benefits	13,921	12,921	41,625	40,841
Occupancy	2,091	1,944	6,286	5,975
Data processing	2,893	2,567	8,685	7,863
Professional fees	868	707	2,667	2,096
Insurance expense	415	414	1,230	1,203
Marketing and advertising expenses	460	361	944	1,172
Mortgage banking loan processing expenses	244	272	678	854
Other	2,199	2,340	6,499	6,806
Total noninterest expenses	23,091	21,526	68,614	66,810
Income before income taxes	6,670	7,100	16,899	22,967
Income tax expense	1,250	1,323	3,010	4,309
Net income	5,420	5,777	13,889	18,658
Less net income (loss) attributable to noncontrolling interest	31	(12)	92	122
Net income attributable to C&F Financial Corporation	$5,389	$5,789	$13,797	$18,536
Net income per share - basic and diluted	$1.65	$1.71	$4.15	$5.41

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$5,420	$5,777	$13,889	$18,658
Other comprehensive income (loss), net of tax:
Securities available for sale	8,258	(5,821)	7,821	(4,272)
Defined benefit plan	16	20	32	61
Cash flow hedges	(642)	133	(633)	95
Other comprehensive income (loss), net of tax	7,632	(5,668)	7,220	(4,116)
Comprehensive income	13,052	109	21,109	14,542
Less comprehensive income (loss) attributable to noncontrolling interest	31	(12)	92	122
Comprehensive income attributable to C&F Financial Corporation	$13,021	$121	$21,017	$14,420

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

(Dollars in thousands, except per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance June 30, 2024	$3,174	$3,157	$239,231	$(27,099)	$636	$219,099
Comprehensive income:
Net income	—	—	5,389	—	31	5,420
Other comprehensive income	—	—	—	7,632	—	7,632
Share-based compensation	—	485	—	—	—	485
Restricted stock vested	—	—	—	—	—	—
Common stock issued	1	45	—	—	—	46
Common stock purchased	(61)	(3,188)	—	—	—	(3,249)
Cash dividends declared ($0.44 per share)	—	—	(1,426)	—	—	(1,426)
Distributions to noncontrolling interest	—	—	—	—	(49)	(49)
Balance September 30, 2024	$3,114	$499	$243,194	$(19,467)	$618	$227,958

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance June 30, 2023	$3,269	$8,168	$225,867	$(35,406)	$630	$202,528
Comprehensive income:
Net income	—	—	5,789	—	(12)	5,777
Other comprehensive loss	—	—	—	(5,668)	—	(5,668)
Share-based compensation	—	581	—	—	—	581
Restricted stock vested	4	(4)	—	—	—	—
Common stock issued	2	47	—	—	—	49
Common stock purchased	(26)	(1,373)	—	—	—	(1,399)
Cash dividends declared ($0.44 per share)	—	—	(1,488)	—	—	(1,488)
Balance September 30, 2023	$3,249	$7,419	$230,168	$(41,074)	$618	$200,380

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

(Dollars in thousands, except per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2023	$3,238	$6,567	$233,760	$(26,687)	$638	$217,516
Comprehensive income:
Net income	—	—	13,797	—	92	13,889
Other comprehensive income	—	—	—	7,220	—	7,220
Share-based compensation	—	1,458	—	—	—	1,458
Restricted stock vested	32	(32)	—	—	—	—
Common stock issued	3	139	—	—	—	142
Common stock purchased	(159)	(7,633)	—	—	—	(7,792)
Cash dividends declared ($1.32 per share)	—	—	(4,363)	—	—	(4,363)
Distributions to noncontrolling interest	—	—	—	—	(112)	(112)
Balance September 30, 2024	$3,114	$499	$243,194	$(19,467)	$618	$227,958

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2022	$3,331	$12,047	$217,214	$(36,958)	$599	$196,233
Adoption of new accounting standard	—	—	(1,072)	—	—	(1,072)
Comprehensive income:
Net income	—	—	18,536	—	122	18,658
Other comprehensive loss	—	—	—	(4,116)	—	(4,116)
Share-based compensation	—	1,508	—	—	—	1,508
Restricted stock vested	30	(30)	—	—	—	—
Common stock issued	3	142	—	—	—	145
Common stock purchased	(115)	(6,248)	—	—	—	(6,363)
Cash dividends declared ($1.32 per share)	—	—	(4,510)	—	—	(4,510)
Distributions to noncontrolling interest	—	—	—	—	(103)	(103)
Balance September 30, 2023	$3,249	$7,419	$230,168	$(41,074)	$618	$200,380

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net income	$13,889	$18,658
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9,750	5,800
Accretion of certain acquisition-related discounts, net	(464)	(632)
Share-based compensation	1,458	1,508
Depreciation and amortization	2,841	2,919
Amortization of premiums and accretion of discounts on securities, net	1,068	1,041
Reversal of provision for indemnifications	(375)	(435)
Income from bank-owned life insurance	(326)	(299)
Pension expense	667	692
Proceeds from sales of loans held for sale	371,258	394,106
Origination of loans held for sale	(396,718)	(400,559)
Gains on sales of loans held for sale	(4,814)	(4,930)
Other gains, net	(207)	184
Change in other assets and liabilities:
Accrued interest receivable	200	(1,057)
Other assets	4,483	1,713
Accrued interest payable	474	2,238
Other liabilities	(190)	890
Net cash provided by operating activities	2,994	21,837
Investing activities:
Proceeds from sales, maturities and calls of securities available for sale and payments on mortgage-backed securities	89,240	75,560
Purchases of securities available for sale	(27,009)	(30,075)
Purchases of time deposits, net	734	(253)
Repayments on loans held for investment by non-bank affiliates	125,399	121,257
Purchases of loans held for investment by non-bank affiliates	(136,459)	(124,340)
Net increase in community banking loans held for investment	(164,176)	(84,113)
Purchases of corporate premises and equipment	(3,056)	(1,019)
Other investing activities, net	(1,377)	(3,675)
Net cash used in investing activities	(116,704)	(46,658)
Financing activities:
Net decrease in demand and savings deposits	(67,891)	(191,426)
Net increase in time deposits	137,652	215,995
Net (decrease) increase in short-term borrowings	(9,580)	59,068
Proceeds from long-term borrowings	40,000	—
Repayments of long-term borrowings	—	(4,000)
Repurchases of common stock	(7,792)	(6,363)
Cash dividends paid	(4,363)	(4,510)
Other financing activities, net	(282)	(92)
Net cash provided by financing activities	87,744	68,672
Net (decrease) increase in cash and cash equivalents	(25,966)	43,851
Cash and cash equivalents at beginning of period	75,159	26,661
Cash and cash equivalents at end of period	$49,193	$70,512
Supplemental cash flow disclosures:
Interest paid	$30,976	$15,707
Income taxes paid	22	3,545
Supplemental disclosure of noncash investing and financing activities:
Transfers from corporate premises and equipment to other real estate owned	$296	$—
Adoption of new accounting standard	—	1,072
Liabilities assumed to acquire right of use assets at lease commencement	2,730	181

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

NOTE 2: Securities

The Corporation’s debt securities, all of which are classified as available for sale, are summarized as follows:

	September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$10,977	$—	$(293)	$10,684
U.S. government agencies and corporations	70,396	—	(6,727)	63,669
Mortgage-backed securities	177,376	1,022	(11,421)	166,977
Obligations of states and political subdivisions	148,636	1,830	(3,290)	147,176
Corporate and other debt securities	23,408	4	(2,873)	20,539
	$430,793	$2,856	$(24,604)	$409,045

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$45,883	$—	$(780)	$45,103
U.S. government agencies and corporations	96,407	—	(9,313)	87,094
Mortgage-backed securities	177,734	185	(16,223)	161,696
Obligations of states and political subdivisions	148,875	2,280	(4,044)	147,111
Corporate and other debt securities	25,193	—	(3,753)	21,440
	$494,092	$2,465	$(34,113)	$462,444

The amortized cost and estimated fair value of securities at September 30, 2024, by the earlier of contractual maturity or expected maturity, are shown below. The Corporation has elected to exclude accrued interest receivable, totaling $2.27 million at September 30, 2024, from the amortized cost basis of securities.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	September 30, 2024
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$71,087	$69,053
Due after one year through five years	175,996	164,747
Due after five years through ten years	117,701	110,577
Due after ten years	66,009	64,668
	$430,793	$409,045

The following table presents the gross realized gains and losses on and the proceeds from the sales, maturities and calls of securities. During the three and nine months ended September 30, 2024 and 2023 there were no sales of securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Realized gains from sales, maturities and calls of securities:
Gross realized gains	$—	$—	$—	$—
Gross realized losses	—	—	—	(5)
Net realized losses	$—	$—	$—	$(5)
Proceeds from sales, maturities, calls and paydowns of securities	$16,344	$30,719	$89,240	$75,560

The Corporation pledges securities primarily to secure municipal deposits, repurchase agreements and lines of credit that provide liquidity to the Corporation and C&F Bank. Securities with an aggregate amortized cost of $183.10 million and an aggregate fair value of $170.80 million were pledged at September 30, 2024. Securities with an aggregate amortized cost of $215.97 million and an aggregate fair value of $198.85 million were pledged at December 31, 2023.

Securities in an unrealized loss position at September 30, 2024, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$10,684	$293	$10,684	$293
U.S. government agencies and corporations	—	—	63,669	6,727	63,669	6,727
Mortgage-backed securities	2,615	27	132,043	11,394	134,658	11,421
Obligations of states and political subdivisions	9,484	60	62,583	3,230	72,067	3,290
Corporate and other debt securities	484	16	19,051	2,857	19,535	2,873
Total	$12,583	$103	$288,030	$24,501	$300,613	$24,604

There were 465 debt securities with a fair value below the amortized cost basis, totaling $300.61 million of aggregate fair value as of September 30, 2024. The Corporation concluded that a credit loss did not exist in its securities portfolio at September 30, 2024, and no impairment loss has been recognized based on the fact that (1) changes in fair value were caused primarily by fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) the Corporation intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Corporation will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Corporation’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

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

The Corporation’s investment in restricted stock totaled $4.54 million at September 30, 2024 and $2.93 million at December 31, 2023 and consisted of Federal Home Loan Bank of Atlanta (FHLB) stock.  Restricted stock is generally viewed as a long-term investment, which is carried at cost because there is no market for the stock other than to be redeemed or repurchased by the FHLB. Therefore, when evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing any temporary decline in value. The Corporation did not consider its investment in restricted stock to be impaired at September 30, 2024 and no impairment has been recognized.

NOTE 3: Loans

The Corporation’s loans are stated at their face amount, net of deferred fees and costs and discounts, and consist of the classes of loans included in the table below. The Corporation has elected to exclude accrued interest receivable, totaling $7.93 million and $7.65 million at September 30, 2024 and December 31, 2023, respectively, from the recorded balance of loans.

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Commercial real estate	$701,647	$668,122
Commercial business	115,410	115,348
Construction - commercial real estate	155,072	69,768
Land acquisition and development	33,774	29,064
Builder lines	29,664	24,668
Construction - consumer real estate	16,874	11,223
Residential mortgage	310,595	293,256
Equity lines	59,406	51,592
Other consumer	9,667	10,588
Consumer finance – automobiles	406,385	401,276
Consumer finance - marine and recreational vehicles	70,915	67,234
Subtotal	1,909,409	1,742,139
Less allowance for credit losses	(40,771)	(39,651)
Loans, net	$1,868,638	$1,702,488

Other consumer loans included $210,000 and $228,000 of demand deposit overdrafts at September 30, 2024 and December 31, 2023, respectively.

The following table shows the aging of the Corporation’s loan portfolio, by class, at September 30, 2024:

	30-59	60-89	90+				90+ Days
	Days	Days	Days	Total			Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current[1]	Total Loans	Accruing
Commercial real estate	$89	$429	$—	$518	$701,129	$701,647	$—
Commercial business	—	—	—	—	115,410	115,410	—
Construction - commercial real estate	—	—	—	—	155,072	155,072	—
Land acquisition and development	—	—	—	—	33,774	33,774	—
Builder lines	—	—	—	—	29,664	29,664	—
Construction - consumer real estate	—	—	—	—	16,874	16,874	—
Residential mortgage	2,042	132	231	2,405	308,190	310,595	115
Equity lines	—	174	89	263	59,143	59,406	89
Other consumer	—	—	—	—	9,667	9,667	—
Consumer finance - automobiles	12,826	2,408	1,008	16,242	390,143	406,385	—
Consumer finance - marine and recreational vehicles	228	107	93	428	70,487	70,915	—
Total	$15,185	$3,250	$1,421	$19,856	$1,889,553	$1,909,409	$204
1	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $240,000, 30-59 days past due of $156,000, 60-89 days past due of $115,000, and 90+ days past due of $1.22 million.

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

The following table shows the Corporation’s recorded balance of loans on nonaccrual status as of September 30, 2024 and December 31, 2023. The Corporation recognized $10,000 in interest income on loans on nonaccrual status as of September 30, 2024 and had $1,000 and $9,000 in reversals of interest income upon placing commercial loans on nonaccrual status during the three and nine months ended September 30, 2024, respectively. All nonaccrual loans at September 30, 2024 had an allowance for credit losses.

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Commercial business	$92	$—
Residential mortgage	516	320
Equity lines	20	77
Other consumer	—	9
Consumer finance - automobiles	1,008	892
Consumer finance - marine and recreational vehicles	93	—
Total	$1,729	$1,298

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

The following tables present the amortized cost basis of loans as of September 30, 2024 and 2023 that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
		% of Total		% of Total
		Class of		Class of
	Amortized	Financing	Amortized	Financing
(Dollars in thousands)	Cost	Receivable	Cost	Receivable
Term Extension
Commercial real estate	$96	0.0%	$96	0.0%
Residential mortgage	$—	—	$336	0.1
Total Term Extension	$96		$432

Combination Term Extension and Interest Rate Reduction
Residential mortgage	$—	—%	$18	0.0%
Total Combination Term Extension and Interest Rate Reduction	$—		$18
Total	$96	0.0%	$450	0.0%

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
		% of Total		% of Total
		Class of		Class of
	Amortized	Financing	Amortized	Financing
(Dollars in thousands)	Cost	Receivable	Cost	Receivable
Term Extension
Commercial real estate	$969	0.2%	$969	0.2%
Residential mortgage	71	0.0	71	0.0
Total Term Extension	$1,040		$1,040

Combination Term Extension and Interest Rate Reduction
Commercial real estate	$—	—%	$45	0.0%
Total Combination Term Extension and Interest Rate Reduction	$—		$45
Total	$1,040	0.1%	$1,085	0.1%

The following table presents the financial effects of the loan modifications presented above to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Weighted-	Weighted-	Weighted-	Weighted-
	Average	Average	Average	Average
	Interest Rate	Term Extension	Interest Rate	Term Extension
(Dollars in thousands)	Reduction	(in years)	Reduction	(in years)
Commercial real estate	—%	1.0	—%	1.0
Residential mortgage	—	—	1.51	6.9
Total	—%	1.0	1.51%	5.7

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Weighted-	Weighted-	Weighted-	Weighted-
	Average	Average	Average	Average
	Interest Rate	Term Extension	Interest Rate	Term Extension
(Dollars in thousands)	Reduction	(in years)	Reduction	(in years)
Commercial real estate	—%	2.0	0.75%	2.1
Residential mortgage	—	10.0	—	10.0
Total	—%	2.5	0.75%	2.6

The Corporation closely monitors the performance of modified loans to understand the effectiveness of its modification efforts.  Upon the determination that all or a portion of a modified loan is uncollectible, that amount is charged against the allowance for credit losses. There were no payment defaults during the three and nine months ended September 30, 2024 and 2023 of modified loans that were modified during the previous twelve months and all were current as of September 30, 2024.

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

The following table shows the allowance for credit losses activity by loan portfolio for the nine months ended September 30, 2024 and 2023:

			Consumer
(Dollars in thousands)	Commercial	Consumer	Finance	Total
Allowance for credit losses:
Balance at December 31, 2023	$12,315	$3,758	$23,578	$39,651
Provision charged to operations	1,160	440	8,100	9,700
Loans charged off	—	(293)	(11,707)	(12,000)
Recoveries of loans previously charged off	28	125	3,267	3,420
Balance at September 30, 2024	$13,503	$4,030	$23,238	$40,771

			Consumer
(Dollars in thousands)	Commercial	Consumer	Finance	Total
Allowance for credit losses:
Balance at December 31, 2022	$11,219	$3,330	$25,969	$40,518
Impact of ASC 326 adoption on non-PCD loans	(617)	98	406	(113)
Impact of ASC 326 adoption on PCD loans	595	9	—	604
Provision charged to operations	839	362	4,250	5,451
Loans charged off	(16)	(240)	(9,306)	(9,562)
Recoveries of loans previously charged off	144	136	3,070	3,350
Balance at September 30, 2023	$12,164	$3,695	$24,389	$40,248

The following table presents a breakdown of the provision for credit losses for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Provision for credit losses:
Provision for loans	$3,700	$2,100	$9,700	$5,451
Provision for unfunded commitments	—	(50)	50	349
Total	$3,700	$2,050	$9,750	$5,800

The table below details the recorded balance of the classes of loans within the commercial and consumer loan portfolios by loan rating, which is reviewed on a quarterly basis, and year of origination as of September 30, 2024:

							Revolving	Revolving
	Term Loans Recorded Balance by Origination Year						Loans	Loans
							Recorded	Converted
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Balance	to Term[1]	Total
Commercial real estate:
Loan Rating
Pass	$71,877	$80,522	$123,080	$143,969	$112,031	$163,489	$—	$112	$695,080
Special Mention	—	—	—	5,624	—	943	—	—	6,567
Total	$71,877	$80,522	$123,080	$149,593	$112,031	$164,432	$—	$112	$701,647

Commercial business:
Loan Rating
Pass	$6,189	$14,223	$19,158	$14,247	$10,710	$25,128	$25,587	$—	$115,242
Special Mention	24	52	—	—	—	—	—	—	76
Substandard Nonaccrual	—	—	—	—	—	—	—	92	92
Total	$6,213	$14,275	$19,158	$14,247	$10,710	$25,128	$25,587	$92	$115,410

Construction - commercial real estate:
Loan Rating
Pass	$38,479	$50,213	$61,410	$—	$4,970	$—	$—	$—	$155,072
Total	$38,479	$50,213	$61,410	$—	$4,970	$—	$—	$—	$155,072

Land acquisition and development:
Loan Rating
Pass	$19,073	$2,114	$2,662	$1,324	$8,601	$—	$—	$—	$33,774
Total	$19,073	$2,114	$2,662	$1,324	$8,601	$—	$—	$—	$33,774

Builder lines:
Loan Rating
Pass	$23,913	$3,436	$1,430	$481	$—	$404	$—	$—	$29,664
Total	$23,913	$3,436	$1,430	$481	$—	$404	$—	$—	$29,664

Construction - consumer real estate:
Loan Rating
Pass	$11,329	$5,099	$358	$—	$—	$—	$88	$—	$16,874
Total	$11,329	$5,099	$358	$—	$—	$—	$88	$—	$16,874

Residential mortgage:
Loan Rating
Pass	$39,210	$58,659	$84,733	$40,701	$36,323	$49,080	$—	$—	$308,706
Special Mention	—	869	—	—	—	223	—	—	1,092
Substandard	—	—	—	—	102	179	—	—	281
Substandard Nonaccrual	128	—	—	—	—	388	—	—	516
Total	$39,338	$59,528	$84,733	$40,701	$36,425	$49,870	$—	$—	$310,595

Equity lines:
Loan Rating
Pass	$23	$—	$—	$—	$70	$839	$58,050	$239	$59,221
Special Mention	—	—	—	—	—	—	—	76	76
Substandard	—	—	—	—	—	—	—	89	89
Substandard Nonaccrual	—	—	—	—	—	—	—	20	20
Total	$23	$—	$—	$—	$70	$839	$58,050	$424	$59,406

Other consumer:
Loan Rating
Pass	$3,842	$2,841	$1,828	$336	$163	$611	$46	$—	$9,667
Total	$3,842	$2,841	$1,828	$336	$163	$611	$46	$—	$9,667

Total:
Loan Rating
Pass	$213,935	$217,107	$294,659	$201,058	$172,868	$239,551	$83,771	$351	$1,423,300
Special Mention	24	921	—	5,624	—	1,166	—	76	7,811
Substandard	—	—	—	—	102	179	—	89	370
Substandard Nonaccrual	128	—	—	—	—	388	—	112	628
Total	$214,087	$218,028	$294,659	$206,682	$172,970	$241,284	$83,771	$628	$1,432,109
1	Equity lines include $154,000 of revolving loans converted to term during the nine months ended September 30, 2024.

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

The table below details the recorded balance of the classes of loans within the consumer finance loan portfolio by credit rating at the time of origination and year of origination as of September 30, 2024:

								Revolving
	Term Loans Recorded Balance by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Loans	to Term	Total
Consumer finance - automobiles:
Credit rating[1]
Very good	$19,654	$11,317	$8,863	$2,796	$550	$125	$—	$—	$43,305
Good	32,490	28,443	32,578	10,822	1,948	514	—	—	106,795
Fairly good	34,183	36,945	41,542	19,129	3,878	2,274	—	—	137,951
Fair	19,812	23,501	27,507	15,261	4,392	2,988	—	—	93,461
Marginal	3,940	4,875	6,473	5,571	2,056	1,958	—	—	24,873
Total	$110,079	$105,081	$116,963	$53,579	$12,824	$7,859	$—	$—	$406,385

Consumer finance - marine and recreational vehicles:
Credit rating[1]
Very good	$8,523	$6,487	$13,137	$8,397	$8,277	$4,003	$—	$—	$48,824
Good	4,589	6,593	7,135	1,395	1,208	684	—	—	21,604
Fairly good	—	203	186	35	28	35	—	—	487
Total	$13,112	$13,283	$20,458	$9,827	$9,513	$4,722	$—	$—	$70,915

Total:
Credit rating[1]
Very good	$28,177	$17,804	$22,000	$11,193	$8,827	$4,128	$—	$—	$92,129
Good	37,079	35,036	39,713	12,217	3,156	1,198	—	—	128,399
Fairly good	34,183	37,148	41,728	19,164	3,906	2,309	—	—	138,438
Fair	19,812	23,501	27,507	15,261	4,392	2,988	—	—	93,461
Marginal	3,940	4,875	6,473	5,571	2,056	1,958	—	—	24,873
Total	$123,191	$118,364	$137,421	$63,406	$22,337	$12,581	$—	$—	$477,300
1	Credit ratings with a FICO score greater than 739 are considered Very Good, FICO scores ranging from 670-739 are considered Good, FICO scores ranging from 625-669 are considered Fairly Good, FICO scores ranging from 580-624 are considered Fair and FICO scores less than 580 are considered Marginal.

The table below details the recorded balance of the classes of loans within the consumer finance loan portfolio by credit rating at the time of origination and year of origination as of December 31, 2023:

								Revolving
	Term Loans Recorded Balance by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total
Consumer finance - automobiles:
Credit rating[1]
Very good	$14,916	$12,395	$4,291	$1,012	$277	$22	$—	$—	$32,913
Good	35,203	42,800	15,530	3,338	1,090	325	—	—	98,286
Fairly good	44,227	54,968	26,645	6,186	3,984	1,470	—	—	137,480
Fair	28,779	36,794	22,266	7,014	4,808	1,908	—	—	101,569
Marginal	6,359	8,956	7,715	3,322	2,832	1,844	—	—	31,028
Total	$129,484	$155,913	$76,447	$20,872	$12,991	$5,569	$—	$—	$401,276

Consumer finance - marine and recreational vehicles:
Credit rating[1]
Very good	$7,481	$15,000	$9,857	$9,952	$2,518	$2,438	$—	$—	$47,246
Good	7,419	8,130	1,602	1,384	410	453	—	—	19,398
Fairly good	265	221	37	30	—	37	—	—	590
Total	$15,165	$23,351	$11,496	$11,366	$2,928	$2,928	$—	$—	$67,234

Total:
Credit rating[1]
Very good	$22,397	$27,395	$14,148	$10,964	$2,795	$2,460	$—	$—	$80,159
Good	42,622	50,930	17,132	4,722	1,500	778	—	—	117,684
Fairly good	44,492	55,189	26,682	6,216	3,984	1,507	—	—	138,070
Fair	28,779	36,794	22,266	7,014	4,808	1,908	—	—	101,569
Marginal	6,359	8,956	7,715	3,322	2,832	1,844	—	—	31,028
Total	$144,649	$179,264	$87,943	$32,238	$15,919	$8,497	$—	$—	$468,510
1	Credit ratings with a FICO score greater than 739 are considered Very Good, FICO scores ranging from 670-739 are considered Good, FICO scores ranging from 625-669 are considered Fairly Good, FICO scores ranging from 580-624 are considered Fair and FICO scores less than 580 are considered Marginal.

The following table details the current period gross charge-offs of loans by year of origination for the nine months ended September 30, 2024:

								Revolving
	Current Period Gross Charge-offs by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Loans	to Term	Total
Residential mortgage	$3	$—	$—	$—	$—	$—	$—	$—	$3
Other consumer[1]	204	19	5	—	—	62	—	—	290
Consumer finance - automobiles	367	2,275	5,053	2,691	457	573	—	—	11,416
Consumer finance - marine and recreational vehicles	—	56	160	34	27	14	—	—	291
Total	$574	$2,350	$5,218	$2,725	$484	$649	$—	$—	$12,000
1	Gross charge-offs of other consumer loans for the nine months ended September 30, 2024 included $193,000 of demand deposit overdrafts that originated in 2024.

The following table details the current period gross charge-offs of loans by year of origination for the nine months ended September 30, 2023:

								Revolving
	Current Period Gross Charge-offs by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total
Commercial business	$—	$16	$—	$—	$—	$—	$—	$—	$16
Equity lines	—	—	—	—	—	8	—	—	8
Other consumer[1]	199	25	—	3	2	3	—	—	232
Consumer finance - automobiles	490	4,396	2,628	583	477	567	—	—	9,141
Consumer finance - marine and recreational vehicles	—	82	—	40	6	37	—	—	165
Total	$689	$4,519	$2,628	$626	$485	$615	$—	$—	$9,562
1	Gross charge-offs of other consumer loans for the nine months ended September 30, 2023 included $199,000 of demand deposit overdrafts that originated in 2023.

Gross charge-offs increased for the nine months ended  September 30, 2024 compared to the same period in 2023 due primarily to higher charge-offs within the consumer finance-automobile portfolio segment as a result of an increase in the number of delinquent loans and repossessions and a higher average charge-off per unit as a result of larger loan amounts due to higher automobile values during 2020 and 2021 and a decline in wholesale values of used automobiles since then.

As of September 30, 2024 and December 31, 2023, the Corporation had no collateral dependent loans for which repayment was expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty.

NOTE 5: Goodwill and Other Intangible Assets

The carrying amount of goodwill was $25.19 million at September 30, 2024 and December 31, 2023. There were no changes in the recorded balance of goodwill during the three and nine months ended September 30, 2024 or 2023.

The Corporation had $1.21 million and $1.41 million of other intangible assets as of September 30, 2024 and December 31, 2023, respectively. Other intangible assets were recognized in connection with the core deposits acquired from Peoples Bankshares, Incorporated in 2020 and customer relationships acquired by C&F Wealth Management in 2016. The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets:

	September 30,		December 31,
	2024		2023
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Core deposit intangibles	$1,711	$(673)	$1,711	$(588)
Other amortizable intangibles	1,405	(1,232)	1,405	(1,121)
Total	$3,116	$(1,905)	$3,116	$(1,709)

Amortization expense was $66,000 and $68,000 for the three months ended September 30, 2024 and 2023, respectively, and $196,000 and $204,000 for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 6: Equity, Other Comprehensive Income (Loss) and Earnings Per Share

Equity and Noncontrolling Interest

The Board of Directors authorized a program, effective January 1, 2024, to repurchase up to $10.00 million of the Corporation’s common stock through December 31, 2024 (the 2024 Repurchase Program). During the three and nine months ended September 30, 2024, the Corporation repurchased $3.24 million and $7.27 million, respectively, of its common stock under the 2024 Repurchase Program.  As of September 30, 2024, there was $2.73 million remaining available for repurchases of the Corporation’s common stock under the 2024 Repurchase Program. The Corporation’s previous share repurchase program, which was authorized by the Board of Directors in December 2022, expired on December 31, 2023. The Corporation repurchased $1.31 million and $5.85 million, respectively, under the previous share repurchase program during the three and nine months ended September 30, 2023.

Additionally during the nine months ended September 30, 2024 and 2023, the Corporation withheld 9,316 shares and 7,765 shares of its common stock, respectively, from employees to satisfy tax withholding obligations upon vesting of restricted stock.

Noncontrolling interest represents an ownership interest in C&F Select LLC, a subsidiary of C&F Mortgage, held by an unrelated investor.

Accumulated Other Comprehensive Income (Loss), Net

Changes in each component of accumulated other comprehensive loss were as follows for the three months ended September 30, 2024 and 2023:

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at June 30, 2024	$(25,439)	$(2,736)	$1,076	$(27,099)

Other comprehensive income (loss) arising during the period	10,453	—	(864)	9,589
Related income tax effects	(2,195)	—	222	(1,973)
	8,258	—	(642)	7,616

Reclassifications into net income	—	20	—	20
Related income tax effects	—	(4)	—	(4)
	—	16	—	16

Other comprehensive income (loss), net of tax	8,258	16	(642)	7,632

Accumulated other comprehensive (loss) income at September 30, 2024	$(17,181)	$(2,720)	$434	$(19,467)

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at June 30, 2023	$(33,635)	$(3,195)	$1,424	$(35,406)

Other comprehensive (loss) income arising during the period	(7,369)	—	179	(7,190)
Related income tax effects	1,548	—	(45)	1,503
	(5,821)	—	134	(5,687)

Reclassifications into net income	—	25	(1)	24
Related income tax effects	—	(5)	—	(5)
	—	20	(1)	19

Other comprehensive (loss) income, net of tax	(5,821)	20	133	(5,668)

Accumulated other comprehensive (loss) income at September 30, 2023	$(39,456)	$(3,175)	$1,557	$(41,074)

Changes in each component of accumulated other comprehensive loss were as follows for the nine months ended September 30, 2024 and 2023:

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at December 31, 2023	$(25,002)	$(2,752)	$1,067	$(26,687)

Other comprehensive income (loss) arising during the period	9,900	—	(847)	9,053
Related income tax effects	(2,079)	—	218	(1,861)
	7,821	—	(629)	7,192

Reclassifications into net income	—	40	(5)	35
Related income tax effects	—	(8)	1	(7)
	—	32	(4)	28

Other comprehensive income (loss), net of tax	7,821	32	(633)	7,220

Accumulated other comprehensive (loss) income at September 30, 2024	$(17,181)	$(2,720)	$434	$(19,467)

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at December 31, 2022	$(35,184)	$(3,236)	$1,462	$(36,958)

Other comprehensive income (loss) arising during the period	(5,413)	—	131	(5,282)
Related income tax effects	1,137	—	(32)	1,105
	(4,276)	—	99	(4,177)

Reclassifications into net income	5	77	(5)	77
Related income tax effects	(1)	(16)	1	(16)
	4	61	(4)	61

Other comprehensive income (loss), net of tax	(4,272)	61	95	(4,116)

Accumulated other comprehensive (loss) income at September 30, 2023	$(39,456)	$(3,175)	$1,557	$(41,074)

The following table provides information regarding reclassifications from accumulated other comprehensive loss into net income for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,		Line Item In the Consolidated
(Dollars in thousands)	2024	2023	2024	2023	Statements of Income
Securities available for sale:
Reclassification of net realized losses into net income	$—	$—	$—	$(5)	Net losses on sales, maturities and calls of available for sale securities
Related income tax effects	—	—	—	1	Income tax expense
	—	—	—	(4)	Net of tax

Defined benefit plan:[1]
Reclassification of recognized net actuarial losses into net income	(38)	(42)	(92)	(128)	Noninterest expenses - Other
Amortization of prior service credit into net income	18	17	52	51	Noninterest expenses - Other
Related income tax effects	4	5	8	16	Income tax expense
	(16)	(20)	(32)	(61)	Net of tax

Cash flow hedges:
Amortization of hedging gains into net income	—	1	5	5	Interest expense - Trust preferred capital notes
Related income tax effects	—	—	(1)	(1)	Income tax expense
	—	1	4	4	Net of tax

Total reclassifications into net income	$(16)	$(19)	$(28)	$(61)
1	See “Note 8: Employee Benefit Plans,” for additional information.

Earnings Per Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023
Net income attributable to C&F Financial Corporation	$5,389	$5,789
Weighted average shares outstanding—basic and diluted	3,258,420	3,391,624

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
Net income attributable to C&F Financial Corporation	$13,797	$18,536
Weighted average shares outstanding—basic and diluted	3,323,942	3,426,845

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

	2024
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2023	135,694	$52.13
Granted	17,975	46.81
Vested	(32,061)	49.13
Forfeited	(1,435)	53.69
Unvested, September 30, 2024	120,173	52.12

	2023
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2022	145,677	$48.88
Granted	18,540	57.32
Vested	(30,043)	51.53
Forfeited	(3,545)	49.37
Unvested, September 30, 2023	130,629	55.36

The fair value of shares that vested during the three and nine months ended September 30, 2024 was $19,000 and $1.68 million, respectively. The fair value of shares that vested during the three and nine months ended September 30, 2023 was $232,000 and $1.73 million, respectively. Share-based compensation expense, net of forfeitures, for the three and nine months ended September 30, 2024 was $485,000 ($347,000 after tax) and $1.46 million ($1.01 million after tax), respectively, for restricted stock granted during 2019 through 2024. Share-based compensation expense, net of forfeitures, for the three and nine months ended September 30, 2023 was $581,000 ($412,000 after tax) and $1.51 million ($1.02 million after tax), respectively, for restricted stock granted during 2018 through 2023. As of September 30, 2024, there was $2.98 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over the remaining requisite service periods.

NOTE 8: Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost for the Bank’s non-contributory cash balance pension plan.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Components of net periodic benefit cost:
Service cost, included in salaries and employee benefits	$339	$344	$1,076	$1,032

Other components of net periodic benefit cost:
Interest cost	203	182	582	546
Expected return on plan assets	(346)	(321)	(1,031)	(963)
Amortization of prior service credit	(18)	(17)	(52)	(51)
Recognized net actuarial losses	38	42	92	128
Other components of net periodic benefit cost, included in other noninterest expense	(123)	(114)	(409)	(340)

Net periodic benefit cost	$216	$230	$667	$692

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At September 30, 2024 and December 31, 2023, the Corporation’s entire securities portfolio was comprised of investments in debt securities classified as available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are ICE Data Services (ICE), Refinitiv, and Bloomberg Valuation Service (BVAL).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. ICE provides evaluated prices for the Corporation’s obligations of states and political subdivisions category of securities.  ICE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  Refinitiv and BVAL provide evaluated prices for the Corporation’s U.S. treasury, government agencies and corporations, mortgage-backed, and corporate categories of securities.  U.S. treasury securities and fixed-rate callable securities of U.S. government agencies and corporations are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to relative to-be-announced mortgage-backed securities (TBA securities) or other benchmark prices. TBA securities prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables. Fixed-rate securities issued by the Small Business Association in the mortgage backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.

Other investments. The Corporation holds equity investments in funds that provide debt and equity financing to small businesses. These investments are recorded at fair value and included in other assets in the Consolidated Balance Sheets.  Changes in fair value are recognized in net income. The funds are managed by investment companies, and the net asset value of each fund is reported regularly by the investment companies. At September 30, 2024 and December 31, 2023, the combined fair value of these investments was $1.63 million and $1.93 million, respectively.  These investments, measured at net asset value, are not presented in the tables below related to fair value measurements. Changes in fair value of these investments resulted in the recognition of unrealized gains of $140,000 and $238,000 for the three and nine months ended September 30, 2024, respectively, and unrealized gains of $72,000 and $270,000 for the same periods in 2023.

The Corporation also holds certain equity investments consisting of equity interests in an independent insurance agency and a full service title and settlement agency (collectively, the agencies). These investments are subject to contractual sale restrictions that only permit the sale of the investments back to the agencies themselves.  These investments are recorded at fair value and included in other assets in the Consolidated Balance Sheets. At September 30, 2024 and December 31, 2023, the fair value of these investments was $3.92 million and $3.75 million, respectively. These investments are recorded at fair value based on the contractual redemption value of the Corporation’s proportionate share of the agencies’ equity.  Changes in fair value are recognized in net income and resulted in the recognition of unrealized gains of $194,000 and $433,000 for the three and nine months ended September 30, 2024, respectively, and unrealized gains of $137,000 and $210,000 for the same periods in 2023.  The Corporation’s investments in these agencies are classified as Level 2.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis. The fair value of forward sales of mortgage loans were not material to the consolidated financial statements of the Corporation at September 30, 2024 or December 31, 2023.

	September 30, 2024
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$10,684	$—	$10,684
U.S. government agencies and corporations	—	63,669	—	63,669
Mortgage-backed securities	—	166,977	—	166,977
Obligations of states and political subdivisions	—	147,176	—	147,176
Corporate and other debt securities	—	20,539	—	20,539
Total securities available for sale	—	409,045	—	409,045
Loans held for sale	—	44,677	—	44,677
Other investments	—	3,919	—	3,919
Derivatives
IRLC	—	714	—	714
Interest rate swaps on loans	—	4,900	—	4,900
Cash flow hedges	—	865	—	865
Total assets	$—	$464,120	$—	$464,120

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$4,900	$—	$4,900
Cash flow hedges	—	305	—	305
Total liabilities	$—	$5,205	$—	$5,205

	December 31, 2023
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$45,103	$—	$45,103
U.S. government agencies and corporations	—	87,094	—	87,094
Mortgage-backed securities	—	161,696	—	161,696
Obligations of states and political subdivisions	—	147,111	—	147,111
Corporate and other debt securities	—	21,440	—	21,440
Total securities available for sale	—	462,444	—	462,444
Loans held for sale	—	14,176	—	14,176
Other investments	—	3,751	—	3,751
Derivatives
IRLC	—	335	—	335
Interest rate swaps on loans	—	6,110	—	6,110
Cash flow hedges	—	1,415	—	1,415
Total assets	$—	$488,231	$—	$488,231

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$6,110	$—	$6,110
Total liabilities	$—	$6,110	$—	$6,110

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Corporation may be required, from time to time, to measure and recognize certain assets at fair value on a nonrecurring basis in accordance with GAAP. As of September 30, 2024 and December 31, 2023, the Corporation had no assets or liabilities recorded at fair value on a nonrecurring basis.

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

	Carrying	Fair Value Measurements at September 30, 2024 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$50,703	$49,193	$1,510	$—	$50,703
Securities available for sale	409,045	—	409,045	—	409,045
Loans, net	1,868,638	—	—	1,823,821	1,823,821
Loans held for sale	44,677	—	44,677	—	44,677
Other investments	3,919	—	3,919	—	3,919
Derivatives
IRLC	714	—	714	—	714
Interest rate swaps on loans	4,900	—	4,900	—	4,900
Cash flow hedges	865	—	865	—	865
Bank-owned life insurance	21,827	—	21,827	—	21,827
Accrued interest receivable	10,198	10,198	—	—	10,198
Financial liabilities:
Demand and savings deposits	1,325,040	1,325,040	—	—	1,325,040
Time deposits	810,851	—	807,686	—	807,686
Borrowings	134,076	—	125,192	—	125,192
Derivatives
Interest rate swaps on loans	4,900	—	4,900	—	4,900
Cash flow hedges	305	—	305	—	305
Accrued interest payable	3,967	3,967	—	—	3,967

	Carrying	Fair Value Measurements at December 31, 2023 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$77,403	$75,159	$2,244	$—	$77,403
Securities available for sale	462,444	—	462,444	—	462,444
Loans, net	1,702,488	—	—	1,643,462	1,643,462
Loans held for sale	14,176	—	14,176	—	14,176
Other investments	3,751	—	3,751	—	3,751
Derivatives
IRLC	335	—	335	—	335
Interest rate swaps on loans	6,110	—	6,110	—	6,110
Cash flow hedges	1,415	—	1,415	—	1,415
Bank-owned life insurance	21,464	—	21,464	—	21,464
Accrued interest receivable	10,398	10,398	—	—	10,398
Financial liabilities:
Demand and savings deposits	1,392,931	1,392,931	—	—	1,392,931
Time deposits	673,199	—	668,965	—	668,965
Borrowings	103,618	—	90,120	—	90,120
Derivatives
Interest rate swaps on loans	6,110	—	6,110	—	6,110
Accrued interest payable	3,493	3,493	—	—	3,493

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

	Three Months Ended September 30, 2024
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$29,087	$597	$12,676	$—	$(6,229)	$36,131
Interest expense	10,822	307	6,025	621	(6,333)	11,442
Net interest income	18,265	290	6,651	(621)	104	24,689
Gain on sales of loans	—	1,704	—	—	121	1,825
Other noninterest income	4,599	1,203	197	1,020	(72)	6,947
Net revenue	22,864	3,197	6,848	399	153	33,461

Provision for credit losses	700	—	3,000	—	—	3,700
Noninterest expense	15,587	2,725	3,418	1,378	(17)	23,091
Income (loss) before taxes	6,577	472	430	(979)	170	6,670
Income tax expense (benefit)	1,240	121	119	(265)	35	1,250
Net income (loss)	$5,337	$351	$311	$(714)	$135	$5,420

Other data:
Capital expenditures	$2,026	$6	$—	$—	$—	$2,032
Depreciation and amortization	$843	$18	$84	$—	$—	$945

	Three Months Ended September 30, 2023
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$25,066	$517	$12,020	$—	$(5,917)	$31,686
Interest expense	6,675	232	5,748	548	(5,979)	7,224
Net interest income	18,391	285	6,272	(548)	62	24,462
Gain on sales of loans	—	1,198	—	—	22	1,220
Other noninterest income	4,415	1,144	(19)	(496)	(50)	4,994
Net revenue	22,806	2,627	6,253	(1,044)	34	30,676

Provision for loan losses	500	—	1,550	—	—	2,050
Noninterest expense	15,323	2,631	3,761	(172)	(17)	21,526
Income (loss) before taxes	6,983	(4)	942	(872)	51	7,100
Income tax expense (benefit)	1,298	1	260	(246)	10	1,323
Net income (loss)	$5,685	$(5)	$682	$(626)	$41	$5,777

Other data:
Capital expenditures	$251	$12	$146	$—	$—	$409
Depreciation and amortization	$838	$18	$100	$—	$—	$956

	Nine Months Ended September 30, 2024
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$82,691	$1,411	$37,084	$—	$(18,035)	$103,151
Interest expense	29,768	595	17,722	1,708	(18,317)	31,476
Net interest income	52,923	816	19,362	(1,708)	282	71,675
Gain on sales of loans	—	5,048	—	—	(234)	4,814
Other noninterest income	12,874	3,443	678	1,979	(200)	18,774
Net revenue	65,797	9,307	20,040	271	(152)	95,263

Provision for loan losses	1,650	—	8,100	—	—	9,750
Noninterest expense	47,153	7,938	10,363	3,208	(48)	68,614
Income (loss) before taxes	16,994	1,369	1,577	(2,937)	(104)	16,899
Income tax expense (benefit)	3,074	348	435	(825)	(22)	3,010
Net income (loss)	$13,920	$1,021	$1,142	$(2,112)	$(82)	$13,889

Other data:
Capital expenditures	$2,842	$103	$111	$—	$—	$3,056
Depreciation and amortization	$2,536	$52	$253	$—	$—	$2,841

	Nine Months Ended September 30, 2023
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$72,531	$1,312	$35,313	$—	$(17,427)	$91,729
Interest expense	16,268	513	17,060	1,696	(17,573)	17,964
Net interest income	56,263	799	18,253	(1,696)	146	73,765
Gain on sales of loans	—	4,983	—	—	(53)	4,930
Other noninterest income	12,759	3,413	25	840	(155)	16,882
Net revenue	69,022	9,195	18,278	(856)	(62)	95,577

Provision for loan losses	1,550	—	4,250	—	—	5,800
Noninterest expense	45,649	8,459	10,909	1,839	(46)	66,810
Income (loss) before taxes	21,823	736	3,119	(2,695)	(16)	22,967
Income tax expense (benefit)	4,081	168	858	(790)	(8)	4,309
Net income (loss)	$17,742	$568	$2,261	$(1,905)	$(8)	$18,658

Other data:
Capital expenditures	$861	$12	$146	$—	$—	$1,019
Depreciation and amortization	$2,558	$61	$300	$—	$—	$2,919

	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Total assets at September 30, 2024	$2,435,009	$52,431	$485,201	$31,078	$(452,815)	$2,550,904
Total assets at December 31, 2023	$2,319,810	$22,177	$476,671	$35,581	$(415,741)	$2,438,498

The community banking segment extends two warehouse lines of credit to the mortgage banking segment, providing a portion of the funds needed to originate mortgage loans. The community banking segment charges the mortgage banking segment interest at the daily FHLB advance rate plus a spread ranging from 50 basis points to 175 basis points. The community banking segment also provides the consumer finance segment with a portion of the funds needed to purchase loan contracts by means of variable rate notes that carry interest at one-month term SOFR plus 211.5 basis points, with a floor of 3.5 percent and a ceiling of 6.0 percent, and fixed rate notes that carry interest at rates ranging from 3.8 percent to 4.0 percent. The community banking segment acquires certain residential real estate loans from the mortgage banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. In addition to unallocated expenses recorded by the holding company, certain overhead costs are incurred by the community banking segment and are not allocated to the mortgage banking and consumer finance segments.

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of loan commitments at the Bank was $447.94 million at September 30, 2024 and $413.53 million at December 31, 2023, which does not include IRLCs at the mortgage banking segment, which are discussed in Note 12.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $18.41 million at September 30, 2024 and $7.91 million at December 31, 2023.

The mortgage banking segment sells the majority of the residential mortgage loans it originates to third-party investors. Additionally, the community banking segment purchases residential mortgage loans from the mortgage banking segment under terms and conditions similar to third-party investors. As is customary in the industry, the agreements with these investors require the mortgage banking segment to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the investors are entitled to make loss claims and repurchase requests of the mortgage banking segment for loans that contain covered deficiencies. The mortgage banking segment has obtained early payment default recourse waivers for a portion of its business. Recourse periods for early payment default for the remaining investors vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. The mortgage banking segment maintains an allowance for indemnifications that represents management’s estimate of losses that are probable of arising under these recourse provisions. As performance data for loans that have been sold is not made available to the mortgage banking segment by the investors, the estimate of potential losses is inherently subjective and is based on historical indemnification payments and management’s assessment of current conditions that may contribute to indemnified losses on mortgage loans that have been sold in the secondary market.  For the three and nine months ended September 30, 2024, the Corporation recorded a net reversal of provision for indemnifications of $100,000 and $375,000, respectively, and recorded a net reversal of provision for indemnifications of $200,000 and $435,000 for the three and nine months ended September 30, 2023, respectively, which is included in “Noninterest Expenses – Other” on the Consolidated Statements of Income. No indemnification payments were made during the three and nine months ended September 30, 2024 and 2023. The allowance for indemnifications was $1.43 million and $1.81 million at September 30, 2024 and December 31, 2023, respectively.

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

Cash flow hedges.  The Corporation designates interest rate swaps as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Corporation’s trust preferred capital notes. These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Corporation’s borrowings for fixed-rate interest payments.  Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Corporation assesses the effectiveness of each hedging relationship quarterly. If the Corporation determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of September 30, 2024, the Corporation has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2026 and June 2029.

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

At September 30, 2024, the mortgage banking segment had $45.58 million of IRLCs and $44.68 million of mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $90.26 million in mortgage loans.

At December 31, 2023, the mortgage banking segment had $26.15 million of IRLCs and $14.18 million of mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $40.33 million in mortgage loans.

The following tables summarize key elements of the Corporation’s derivative instruments.

	September 30, 2024
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$865	$305
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	115,837	1,727	3,173
Matched interest rate swaps with counterparty	115,837	3,173	1,727
Mortgage banking contracts:
IRLCs	45,582	714	—

	December 31, 2023
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$1,415	$—
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	109,638	1,611	4,499
Matched interest rate swaps with counterparty	109,638	4,499	1,611
Mortgage banking contracts:
IRLCs	26,152	335	—

The Corporation and the Bank are required to maintain cash collateral with dealer counterparties for interest rate swap relationships in a loss position.  At both September 30, 2024 and December 31, 2023, there was no cash collateral maintained with dealer counterparties.

NOTE 13: Other Noninterest Expenses

The following table presents the significant components in the Consolidated Statements of Income line “Noninterest Expenses-Other.”

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Loan expenses	$474	$614	$1,343	$1,760
Telecommunication expenses	372	344	1,142	970
Travel and educational expenses	221	305	747	959
Postage and courier expenses	232	250	777	744
Licenses and taxes expense	243	238	729	658
Finance payment processing expense	210	199	627	602
Provision for indemnifications	(100)	(200)	(375)	(435)
Other components of net periodic pension cost	(123)	(114)	(409)	(340)
All other noninterest expenses	670	704	1,918	1,888
Total other noninterest expenses	$2,199	$2,340	$6,499	$6,806

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion supplements and provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Corporation. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements. For additional information regarding the Company’s results for the three months ended March 31, 2024 and the three and six months ended June 30, 2024, please refer to our first and second quarter Form 10-Qs filed with the SEC on May 7, 2024 and August 2, 2024, respectively. In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future business, financial condition or results of operations. For a description of certain factors that may have a significant impact on our future business, financial condition or results of operations, see “Cautionary Statement About Forward-Looking Statements” at the end of this discussion and analysis.

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

The following table presents selected financial performance highlights for the periods indicated:

TABLE 1: Financial Performance Highlights

(Dollars in thousands, except for per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income (Loss):
Community Banking	$5,337	$5,685	$13,920	$17,742
Mortgage Banking	351	(5)	1,021	568
Consumer Finance	311	682	1,142	2,261
Other	(579)	(585)	(2,194)	(1,913)
Consolidated net income	$5,420	$5,777	$13,889	$18,658

Earnings per share - basic and diluted	$1.65	$1.71	$4.15	$5.41

Annualized return on average equity	9.74%	11.28%	8.47%	12.22%
Annualized return on average assets	0.86%	0.96%	0.75%	1.04%
Annualized return on average tangible common equity (ROTCE)[1]	11.16%	13.19%	9.74%	14.18%
[1]

Refer to “Use of Certain Non-GAAP Financial Measures,” below, for information about these non-GAAP financial measures, including a quantitative reconciliation to the most directly comparable financial measures calculated in accordance with GAAP.

Consolidated net income decreased $357,000 and $4.8 million for the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023 due primarily to lower net income of the community banking segment and consumer finance segment, partially offset by higher net income of the mortgage banking segment.

A discussion of the performance of our business segments is included under the heading “Business Segments” in the “Results of Operations” section of this discussion and analysis.

Key highlights for the third quarter and first nine months of 2024 are as follows.

●	Community banking segment loans grew $158.5 million, or 16.6 percent annualized, compared to December 31, 2023;
●	Consumer finance segment loans grew $8.8 million, or 2.5 percent annualized, compared to December 31, 2023;
●	Deposits increased $69.8 million, or 4.5 percent annualized, compared to December 31, 2023;
●	Consolidated annualized net interest margin was 4.13 percent for the third quarter of 2024 compared to 4.29 percent for the third quarter of 2023 and 4.12 percent in the second quarter of 2024;
●	The community banking segment recorded provision for credit losses of $700,000 and $1.7 million for the third quarter and first nine months of 2024, respectively, compared to $500,000 and $1.6 million for the same periods in 2023;
●	The consumer finance segment recorded provision for credit losses of $3.0 million and $8.1 million for the third quarter and first nine months of 2024, respectively, compared to $1.6 million and $4.3 million for the same periods in 2023;
●	The consumer finance segment experienced net charge-offs at an annualized rate of 2.36 percent of average total loans for the first nine months of 2024, compared to 1.75 percent for the first nine months of 2023;
●	Mortgage banking segment loan originations were $157.0 million for the third quarter of 2024, an increase of $27.3 million, or 21.1 percent, and an increase of $11.0 million, or 7.5 percent, compared to the third quarter of 2023 and the second quarter of 2024, respectively;
●	During the third quarter of 2024, the community banking segment opened a new retail banking branch in Colonial Heights, Virginia and announced the closure of its Hampton, Virginia branch in the fourth quarter of 2024.

Capital Management and Dividends

Total equity was $228.0 million at September 30, 2024, compared to $217.5 million at December 31, 2023. Under regulatory capital standards, the Corporation’s tier 1 risk-based capital and total risk-based capital ratios at September 30, 2024 were 11.6 percent and 13.8 percent, respectively, compared to 12.6 percent and 14.8 percent, respectively, at December 31, 2023. The decrease in the Corporation’s tier 1 risk-based capital and total risk-based capital ratios at September 30, 2024 compared to December 31, 2023 was due primarily to growth in risk-weighted assets resulting from higher balances of loans outpacing growth in equity. At September 30, 2024, the book value per share of the Corporation’s common stock was $70.29, and tangible book value per share, which is a non-GAAP financial measure, was $62.13, compared to $64.28 and $56.40, respectively, at December 31, 2023.

Total equity increased $10.4 million at September 30, 2024 compared to December 31, 2023, due primarily to net income and lower unrealized losses in the market value of securities available for sale, which are recognized as a component of other comprehensive income, partially offset by share repurchases and dividends paid on the Corporation’s common stock. The Corporation’s securities available for sale are fixed income debt securities and their unrealized loss position, a component of accumulated other comprehensive income, is a result of rising market interest rates since they were purchased. The Corporation expects to recover its investments in debt securities through scheduled payments of principal and interest, and unrealized losses are not expected to affect the earnings or regulatory capital of the Corporation or C&F Bank. The accumulated other comprehensive loss related to the Corporation’s securities available for sale decreased to $17.2 million at September 30, 2024, compared to $25.0 million at December 31, 2023, as a result of fluctuations in debt security market interest rates.

The Corporation declared a quarterly cash dividend of 44 cents per share during the third quarter of 2024, which was paid on October 1, 2024. This dividend represents a payout ratio of 26.7 percent of earnings per share for the third quarter of 2024. The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital levels and requirements and expected future earnings. In making its decision on the payment of dividends on the Corporation’s common stock, the Corporation’s Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, growth expectations and other factors.

The Corporation has a share repurchase program that was authorized by the Board of Directors to repurchase up to $10.0 million of the Corporation’s common stock, effective January 1, 2024 through December 31, 2024.  During the third quarter and first nine months of 2024, the Corporation repurchased 60,520 shares, or $3.2 million, and 149,594 shares, or $7.3 million, of its common stock under this share repurchase program, respectively.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three and nine months ended September 30, 2024 and 2023. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented. Average balances of securities available for sale are included at amortized cost. Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect.

TABLE 2: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended September 30,
	2024			2023
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$318,834	$1,828	2.29%	$414,036	$2,207	2.13%
Tax-exempt	119,253	1,130	3.79	110,182	927	3.37
Total securities	438,087	2,958	2.70	524,218	3,134	2.39
Loans:
Community banking segment	1,411,337	19,797	5.58	1,224,791	15,887	5.15
Mortgage banking segment	40,232	597	5.90	30,210	517	6.79
Consumer finance segment	481,124	12,676	10.48	472,811	12,019	10.09
Total loans	1,932,693	33,070	6.81	1,727,812	28,423	6.53
Interest-bearing deposits in other banks	38,756	389	3.99	38,507	379	3.90
Total earning assets	2,409,536	36,417	6.02	2,290,537	31,936	5.54
Allowance for credit losses	(40,879)			(41,014)
Total non-earning assets	158,063			151,070
Total assets	$2,526,720			$2,400,593

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$323,019	540	0.67	$341,707	505	0.59
Money market deposit accounts	293,789	1,104	1.49	304,309	782	1.02
Savings accounts	178,417	23	0.05	204,042	29	0.06
Certificates of deposit	801,669	8,524	4.23	571,499	4,316	3.00
Total interest-bearing deposits	1,596,894	10,191	2.54	1,421,557	5,632	1.57
Borrowings:
Repurchase agreements	27,207	117	1.72	29,440	95	1.29
Other borrowings	93,961	1,134	4.83	122,250	1,497	4.90
Total borrowings	121,168	1,251	4.13	151,690	1,592	4.20
Total interest-bearing liabilities	1,718,062	11,442	2.65	1,573,247	7,224	1.83
Noninterest-bearing demand deposits	537,796			577,382
Other liabilities	48,330			45,124
Total liabilities	2,304,188			2,195,753
Equity	222,532			204,840
Total liabilities and equity	$2,526,720			$2,400,593
Net interest income		$24,975			$24,712
Interest rate spread			3.37%			3.71%
Interest expense to average earning assets			1.89%			1.25%
Net interest margin			4.13%			4.29%

	Nine Months Ended September 30,
	2024			2023
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$340,297	$5,665	2.22%	$441,204	$7,017	2.12%
Tax-exempt	119,931	3,368	3.74	104,549	2,572	3.28
Total securities	460,228	9,033	2.62	545,753	9,589	2.34
Loans:
Community banking segment	1,357,962	55,671	5.48	1,199,560	45,375	5.06
Mortgage banking segment	30,759	1,411	6.13	26,713	1,312	6.57
Consumer finance segment	477,768	37,084	10.37	474,738	35,312	9.94
Total loans	1,866,489	94,166	6.74	1,701,011	81,999	6.45
Interest-bearing deposits in other banks	30,197	811	3.59	33,072	836	3.38
Total earning assets	2,356,914	104,010	5.89	2,279,836	92,424	5.42
Allowance for credit losses	(40,670)			(41,192)
Total non-earning assets	155,935			150,826
Total assets	$2,472,179			$2,389,470

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$326,540	1,569	0.64	$359,157	1,578	0.59
Money market deposit accounts	295,257	3,177	1.44	323,630	2,121	0.88
Savings accounts	181,880	85	0.06	213,940	91	0.06
Certificates of deposit	753,114	23,140	4.10	509,424	9,447	2.48
Total interest-bearing deposits	1,556,791	27,971	2.40	1,406,151	13,237	1.26
Borrowings:
Repurchase agreements	26,774	325	1.62	32,048	273	1.14
Other borrowings	91,024	3,180	4.66	122,984	4,454	4.83
Total borrowings	117,798	3,505	3.97	155,032	4,727	4.07
Total interest-bearing liabilities	1,674,589	31,476	2.51	1,561,183	17,964	1.54
Noninterest-bearing demand deposits	533,113			582,573
Other liabilities	45,835			42,108
Total liabilities	2,253,537			2,185,864
Equity	218,642			203,606
Total liabilities and equity	$2,472,179			$2,389,470
Net interest income		$72,534			$74,460
Interest rate spread			3.38%			3.88%
Interest expense to average earning assets			1.78%			1.05%
Net interest margin			4.11%			4.37%

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

TABLE 3: Rate-Volume Recap

	Three Months Ended September 30, 2024 from 2023
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans:
Community banking segment	$1,385	$2,525	$3,910
Mortgage banking segment	(75)	155	80
Consumer finance segment	452	205	657
Securities:
Taxable	157	(536)	(379)
Tax-exempt	123	80	203
Interest-bearing deposits in other banks	8	2	10
Total interest income	2,050	2,431	4,481
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	65	(30)	35
Money market deposit accounts	350	(28)	322
Savings accounts	(2)	(4)	(6)
Certificates of deposit	2,123	2,085	4,208
Total interest-bearing deposits	2,536	2,023	4,559
Borrowings:
Repurchase agreements	30	(8)	22
Other borrowings	(22)	(341)	(363)
Total interest expense	2,544	1,674	4,218
Change in net interest income	$(494)	$757	$263

	Nine Months Ended September 30, 2024 from 2023
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans:
Community banking segment	$3,974	$6,322	$10,296
Mortgage banking segment	(92)	191	99
Consumer finance segment	1,545	227	1,772
Securities:
Taxable	317	(1,669)	(1,352)
Tax-exempt	389	407	796
Interest-bearing deposits in other banks	50	(75)	(25)
Total interest income	6,183	5,403	11,586
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	134	(143)	(9)
Money market deposit accounts	1,257	(201)	1,056
Savings accounts	—	(6)	(6)
Certificates of deposit	7,905	5,788	13,693
Total interest-bearing deposits	9,296	5,438	14,734
Borrowings:
Repurchase agreements	102	(50)	52
Other borrowings	(152)	(1,122)	(1,274)
Total interest expense	9,246	4,266	13,512
Change in net interest income	$(3,063)	$1,137	$(1,926)

Net interest income, on a taxable-equivalent basis, for the third quarter of 2024 increased to $25.0 million, compared to $24.7 million for the third quarter of 2023, due primarily to higher average balances of earning assets, partially offset by a decrease in net interest margin. Net interest income, on a taxable-equivalent basis, for the first nine months of 2024 decreased to $72.5 million, compared to $74.5 million for the first nine months of 2023, due primarily to a decrease in net interest margin, partially offset by higher average balances of earning assets. Annualized net interest margin decreased 16 basis points to 4.13 percent for the third quarter of 2024 and decreased 26 basis points to 4.11 percent for the first nine months of 2024, compared to the same periods of 2023, due primarily to an increase in costs of interest-bearing deposits and a shift to higher cost deposits, partially offset by an increase in yields and higher balances of earning assets. Annualized net interest margin increased to 4.13 percent for the third quarter of 2024 compared to 4.12 percent and 4.09 percent for the second quarter of 2024 and the first quarter of 2024, respectively. The Federal Reserve Bank (FRB) increased the target federal funds interest rate from an upper limit of 4.50 percent at December 31, 2022 to 5.50 percent by September 30, 2023, where it remained unchanged until September 2024 when it was lowered to 5.00 percent. The yield on interest-earning assets increased by 48 basis points and 47 basis points for the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023.  The cost of interest-bearing liabilities increased by 82 basis points and 97 basis points for the third quarter and first nine months of 2024, respectively, compared to the same periods of 2023. Average earning assets increased $119.0 million and $77.1 million for the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023. Average interest-bearing liabilities increased $144.8 million and $113.4 million for the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023. Average noninterest-bearing demand deposits decreased $39.6 million and $49.5 million for the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023.

Average loans, which includes both loans held for investment and loans held for sale, increased $204.9 million to $1.93 billion for the third quarter of 2024 and increased $165.5 million to $1.87 billion for the first nine months of 2024, compared to the same periods in 2023. Average loans at the community banking segment increased $186.5 million, or 15.2 percent, for the third quarter of 2024 and increased $158.4 million, or 13.2 percent, for the first nine months of 2024, compared to the same periods in 2023, due primarily to growth in the construction, commercial real estate, and residential mortgage segments of the loan portfolio. Average loans at the consumer finance segment increased $8.3 million, or 1.8 percent, for the third quarter of 2024 and increased $3.0 million, or less than 1.0 percent, for the first nine months of 2024, compared to the same periods in 2023, due primarily to an increase in the marine and recreational vehicles segment of the loan portfolio. Average loans at the mortgage banking segment, which consist of loans held for sale, increased $10.0 million, or 33.2 percent, for the third quarter of 2024 and increased $4.0 million, or 15.2 percent, for the first nine months of 2024, compared to the same periods in 2023.

The community banking segment average loan yield increased 43 basis points to 5.58 percent for the third quarter of 2024 and increased 42 basis points to 5.48 percent for the first nine months of 2024, compared to the same periods in 2023, due primarily to the effects of the higher interest rate environment. The consumer finance segment average loan yield increased 39 basis points to 10.48 percent for the third quarter of 2024 and increased 43 basis points to 10.37 percent for the first nine months of 2024, compared to the same periods in 2023, due primarily to the effects of the higher interest rate environment, partially offset by the effects of purchasing higher credit quality loan contracts which have lower yields. The mortgage banking segment average loan yield decreased 89 basis points to 5.90 percent for the third quarter of 2024 and decreased 44 basis points to 6.13 percent for the first nine months of 2024, compared to the same periods in 2023, due to fluctuations in mortgage interest rates and in the mix of mortgage loan products originated.

Average securities available for sale decreased $86.1 million and $85.5 million for the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023, due primarily to maturities of U.S. treasury and government agency securities outpacing purchases in all sectors of the portfolio. The average yield on the securities portfolio on a taxable-equivalent basis increased 31 basis points to 2.70 percent for the third quarter of 2024 and increased 28 basis points to 2.62 percent for the first nine months of 2024, compared to the same periods in 2023, due primarily to the higher interest rate environment and the maturity of lower-yielding securities.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the FRB, increased $200,000 for the third quarter of 2024 and decreased $2.9 million for the first nine months of 2024, compared to the same periods of 2023. The average yield on interest-bearing deposits in other banks increased 9 basis points for the third quarter of 2024 and increased 21 basis points for the first nine months of 2024, compared to the same periods in 2023, due to the higher interest rate environment.

Average money market, savings and interest-bearing demand deposits combined and average non-interest-bearing demand deposits decreased $54.8 million and $39.6 million, respectively, for the third quarter of 2024, and decreased $93.1 million and $49.5 million, respectively, for the first nine months of 2024, compared to the same periods in 2023.  The decreases in both periods were due primarily to customers seeking higher yielding opportunities as a result of higher interest rates paid on time deposits. Average time deposits increased $230.2 million and $243.7 million for the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023. The average cost of interest-bearing deposits increased 97 basis points for the third quarter of 2024 and increased 114 basis points for the first nine months of 2024, compared to the same periods in 2023, due primarily to higher rates on money market and time deposits, a shift in composition towards time deposits amid the higher interest rate environment and increased competition for deposits.

Average borrowings decreased $30.5 million and $37.2 million for the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023, due primarily to fluctuations in repurchase agreements and net paydowns of Federal Home Loan Bank of Atlanta (FHLB) advances. The average cost of borrowings decreased 7 basis points for the third quarter of 2024 and decreased 10 basis points for the first nine months of 2024, compared to the same periods in 2023, due primarily to a shift in the mix of borrowings related to paydowns of higher-rate short-term borrowings, partially offset by the effects of higher interest rates.

The Corporation believes that the effects of declining market interest rates could adversely affect its net interest margin in the short term as its assets typically reprice downward more quickly than its deposits and borrowings. The Corporation also believes that the higher interest rate environment will continue to have a positive effect on yields of renewals of fixed rate loans originated during periods of lower interest rates and purchases of securities available for sale. The Corporation also expects that a portion of the Corporation’s funding will continue to be drawn from borrowings in the near term, which may result in a higher cost of funds. The effect of these factors on the Corporation’s net interest margin will depend on a number of factors, including the Corporation’s ability to grow loans at the community banking segment and consumer finance segment, to compete for deposits, and the extent of its reliance on borrowings. The Corporation can give no assurance as to the timing or extent of changes in market interest rates or the impact of those changes or any other factor on the Corporation's ability to compete for loans and deposits or on its net interest margin. If market interest rates were to rise, net interest margin could be positively impacted in the short term as the Corporation generally expects its assets to reprice upward more quickly than its deposits and borrowings.

Noninterest Income

TABLE 4: Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Gains on sales of loans	$1,825	$1,220	$4,814	$4,930
Interchange income	1,571	1,558	4,618	4,658
Service charges on deposit accounts	1,122	1,122	3,219	3,241
Unrealized gain (loss) on investments held in rabbi trust	1,005	(487)	1,941	866
Wealth management services income, net	757	630	2,202	1,855
Mortgage banking fee income	650	558	1,751	1,695
Other service charges and fees	542	364	1,361	1,134
Mortgage lender services income	486	537	1,488	1,567
Investment income from other equity interests	334	211	671	480
Net losses on sales, maturities and calls of available for sale securities	—	—	—	(5)
Other income, net	480	501	1,523	1,391
Total noninterest income	$8,772	$6,214	$23,588	$21,812

Total noninterest income increased $2.6 million, or 41.2 percent, for the third quarter of 2024 and increased $1.8 million, or 8.1 percent, for the first nine months of 2024, compared to the same periods of 2023, due primarily to fluctuations in unrealized gains on the rabbi trust, higher wealth management services income, higher other service charges and fees, and higher investment income from other equity interests. The increase for the third quarter of 2024 also included higher gains on sales of loans due to higher volume of mortgage loan originations.

The Corporation uses a rabbi trust to fund liabilities under its nonqualified deferred compensation plan. Unrealized gains and losses on investments held in the Corporation’s rabbi trust are offset by changes in deferred compensation liabilities, recorded in salaries and employee benefits expense.

Noninterest Expense

TABLE 5: Noninterest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Salaries and employee benefits:
Compensation, payroll taxes and employee benefits	$12,916	$13,408	$39,684	$39,975
Increase (decrease) in nonqualified deferred compensation plan liabilities	1,005	(487)	1,941	866
Total salaries and employee benefits	13,921	12,921	41,625	40,841

Occupancy expense	2,091	1,944	6,286	5,975
Data processing	2,893	2,567	8,685	7,863
Professional fees	868	707	2,667	2,096
Insurance expense	415	414	1,230	1,203
Marketing and advertising expenses	460	361	944	1,172
Mortgage banking loan processing expenses	244	272	678	854
Other expenses:
Other components of net periodic pension cost	(123)	(114)	(409)	(340)
Provision for indemnifications	(100)	(200)	(375)	(435)
Other expenses	2,422	2,654	7,283	7,581
Total other noninterest expenses	2,199	2,340	6,499	6,806
Total noninterest expense	$23,091	$21,526	$68,614	$66,810

Total noninterest expenses increased $1.6 million, or 7.3 percent, in the third quarter of 2024 and increased $1.8 million, or 2.7 percent, in the first nine months of 2024, compared to the same periods in 2023 due primarily to fluctuations in deferred compensation liabilities, and higher occupancy expense related to branch network improvements, data processing expenses related to investments in operational technology and professional fees, partially offset by lower compensation, payroll taxes and employee benefits and other expenses. Additionally, the mortgage banking segment recorded a net reversal of provision for indemnifications for the third quarter and the first nine months of 2024 of $100,000 and $375,000, respectively, compared to a net reversal of provision for indemnifications of $200,000 and $435,000 for the third quarter and the first nine months of 2023, respectively.

Changes in deferred compensation liabilities are offset by unrealized gains and losses on investments held in the Corporation’s rabbi trust and are recorded in noninterest income.

Income Taxes

The Corporation’s consolidated effective income tax rate was 18.7 percent for the third quarter of 2024, an increase compared to 18.6 percent for the same period in 2023 due primarily to a lower share of income at the community banking segment, which is primarily not subject to state income taxes. The Corporation’s consolidated effective income tax rate was 17.8 percent for the first nine months of 2024, a decrease compared to 18.8 percent for the same period in 2023 due primarily to a higher share of income at the community banking segment, which is primarily not subject to state income taxes.

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

TABLE 6: Community Banking Segment Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Interest income	$29,087	$25,066	$82,691	$72,531
Interest expense	10,822	6,675	29,768	16,268
Net interest income	18,265	18,391	52,923	56,263
Provision for credit losses	700	500	1,650	1,550
Net interest income after provision for credit losses	17,565	17,891	51,273	54,713
Noninterest income:
Interchange income	1,571	1,558	4,618	4,658
Service charges on deposit accounts	1,139	1,138	3,267	3,286
Wealth management services income, net	757	630	2,202	1,855
Investment income from other equity interests	334	211	671	480
Other income, net	798	684	2,116	1,894
Total noninterest income	4,599	4,221	12,874	12,173
Noninterest expense:
Salaries and employee benefits	8,863	9,042	27,424	26,888
Occupancy expense	1,723	1,531	5,139	4,731
Data processing	2,307	1,953	6,903	6,141
Other real estate loss and expense, net	1	—	2	1
Other expenses	2,693	2,603	7,685	7,302
Total noninterest expenses	15,587	15,129	47,153	45,063
Income before income taxes	6,577	6,983	16,994	21,823
Income tax expense	1,240	1,298	3,074	4,081
Net income	$5,337	$5,685	$13,920	$17,742

The community banking segment reported net income of $5.3 million and $13.9 million for the third quarter and first nine months of 2024, respectively, compared to $5.7 million and $17.7 million for the same periods in 2023. The decreases in community banking segment net income were due primarily to:

●	higher interest expense due primarily to higher rates on deposits and higher balances of interest-bearing deposits, partially offset by lower balances of borrowings;
●	higher salaries and employee benefits expense for the first nine months of 2024, as compared to the same period in 2023, which have generally increased in line with market conditions. Salaries and employee benefits expense decreased to $8.9 million for the three months ended September 30, 2024, compared to $9.1 million and $9.4 million for the three months ended June 30, 2024 and March 31, 2024, respectively, due primarily to a reduction in headcount through attrition;
●	higher occupancy expense related to branch network improvements, including the relocation of a branch and the opening of a new branch; and
●	higher data processing and consulting costs related to investments in operational technology to improve resilience, efficiency and customer experience;

partially offset by:

●	higher interest income resulting from the effects of higher interest rates on asset yields and higher average balances of loans, offset in part by lower average balances of securities; and
●	higher wealth management services income as assets under management increased 19.0 percent for the first nine months of 2024, as compared to the same period in 2023.

Net interest income for the community banking segment decreased by $126,000 to $18.3 million for the third quarter of 2024 and decreased $3.3 million to $52.9 million for the first nine months of 2024, compared to the same periods in 2023 due primarily to a decrease in net interest margin, partially offset by higher average balances of earning assets. Included in net interest income is interest income on variable rate loans to the consumer finance and mortgage banking segments. Average loan yields and average costs of interest-bearing deposits were higher for the third quarter and first nine months of 2024, compared to the same periods of 2023, due primarily to the effects of the higher interest rate environment.

The community banking segment recorded $700,000 and $1.7 million in provision for credit losses for the third quarter and first nine months of 2024, respectively, due primarily to growth in the loan portfolio, compared to $500,000 and $1.6 million in provision for credit losses for the same periods in 2023. Noninterest income increased for the third quarter and first nine months of 2024, compared to the same periods in 2023, due primarily to higher wealth management services income and higher investment income from other equity interests.  Noninterest expenses increased for the third quarter and first nine months of 2024, compared to the same periods in 2023, due primarily to higher occupancy, data processing and other expenses.

Mortgage Banking:  The following table presents the mortgage banking operating results for the periods indicated.

TABLE 7: Mortgage Banking Segment Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Interest income	$597	$517	$1,411	$1,312
Interest expense	307	232	595	513
Net interest income	290	285	816	799
Provision for credit losses	—	—	—	—
Net interest income after provision for credit losses	290	285	816	799
Noninterest income:
Gains of sales of loans	1,704	1,198	5,048	4,983
Mortgage banking fee income	704	592	1,902	1,805
Mortgage lender services fee income	492	537	1,494	1,567
Other income	7	15	47	41
Total noninterest income	2,907	2,342	8,491	8,396
Noninterest expense:
Salaries and employee benefits	1,818	1,762	5,381	5,610
Occupancy expense	203	251	670	768
Data processing	256	254	743	759
Mortgage banking loan processing expenses	244	272	678	854
Provision for indemnifications	(100)	(200)	(375)	(435)
Other expenses	304	292	841	903
Total noninterest expenses	2,725	2,631	7,938	8,459
Income (loss) before income taxes	472	(4)	1,369	736
Income tax expense	121	1	348	168
Net income (loss)	$351	$(5)	$1,021	$568

The mortgage banking segment reported net income of $351,000 for the third quarter of 2024, compared to a net loss of $5,000 for the same period of 2023, due primarily to:

●	higher gains on sales of loans due to higher volume of mortgage loan originations; and
●	higher mortgage banking fee income;

partially offset by:

●	higher variable expenses tied to mortgage loan origination volume such as commissions and bonuses, reported in salaries and employee benefits, and data processing expenses.

The mortgage banking segment reported net income of $1.0 million for the first nine months of 2024, compared to $568,000 for the same period of 2023, due primarily to:

●	lower variable expenses tied to mortgage loan origination volume such as commissions and bonuses, reported in salaries and employee benefits, as well as mortgage banking loan processing expenses and data processing expenses;
●	lower occupancy expense due to an effort to reduce overhead costs;
●	higher mortgage banking fee income; and
●	relatively unchanged gains on sales of loans and mortgage loan production volume;

partially offset by:

●	lower mortgage lender services income due lower mortgage loan production volume across the industry.

The following table presents mortgage loan originations and mortgage loans sold for the periods indicated.

TABLE 8: Mortgage Loan Originations

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Mortgage loan originations:
Purchases	$141,944	$117,777	$363,002	$360,335
Refinancings	15,024	11,881	34,322	40,224
Total mortgage loan originations[1]	$156,968	$129,658	$397,324	$400,559

Lock-adjusted originations[2]	$146,316	$114,548	$416,688	$399,350
1	Total mortgage loan originations does not include mortgage lender services.
2	Lock-adjusted originations includes an estimate of the effect of changes in the volume of mortgage loan applications in process that have not closed, net of volume not expected to close.

Elevated level of mortgage interest rates, combined with higher home prices and lower levels of inventory, has led to a level of mortgage loan originations in 2024 and 2023 for the industry that is lower than levels during 2022 and 2021.  Mortgage loan originations for the mortgage banking segment increased 21.1 percent and decreased less than 1.0 percent for the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023. Gains on sales of loans, while driven in part by mortgage loan originations, also includes the effects of changes in locked loan commitments, which reflect the volume of mortgage loan applications that are in process and have not closed. Lock-adjusted originations for the mortgage banking segment increased 27.7 percent and 4.3 percent for the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023. Locked loan commitments were $48.2 million at September 30, 2024 compared to $26.2 million and $40.9 million at December 31, 2023 and September 30, 2023, respectively. Mortgage loan segment originations include originations of loans sold to the community banking segment, at prices similar to those paid by third-party investors. All interest expense at the mortgage banking segment is on variable rate borrowings from the community banking segment. These transactions are eliminated to reach consolidated totals.

Mortgage lender services fee income is derived from providing mortgage origination functions to third-party mortgage lenders for a fee. Mortgage lender services fee income decreased for the third quarter and first nine months of 2024, compared to the same periods in 2023, due primarily to the negative impacts of reduced mortgage loan volume in the industry, partially offset by an increase in the number of institutional customers and the types of services provided.

During the third quarter and first nine months of 2024, the mortgage banking segment recorded a reversal of provision for indemnification losses of $100,000 and $375,000, respectively, compared to a reversal of provision for indemnification losses of $200,000 and $435,000 for the third quarter and first nine months of 2023, respectively. The mortgage banking segment increased reserves for indemnification losses during 2020 based on widespread forbearance on mortgage loans and economic uncertainty related to the COVID-19 pandemic. The release of indemnification reserves in 2024 and 2023 was due primarily to improvement in the mortgage banking segment’s assessment of borrower payment performance, lower volume of mortgage loan originations in recent years and other factors affecting expected losses on mortgage loans sold in the secondary market, such as time since origination. Management believes that the indemnification reserve is sufficient to absorb losses related to loans that have been sold in the secondary market.

Consumer Finance:  The following table presents the consumer finance operating results for the periods indicated.

TABLE 9: Consumer Finance Segment Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Interest income	$12,676	$12,020	$37,084	$35,313
Interest expense	6,025	5,748	17,722	17,060
Net interest income	6,651	6,272	19,362	18,253
Provision for credit losses	3,000	1,550	8,100	4,250
Net interest income after provision for credit losses	3,651	4,722	11,262	14,003

Noninterest income	197	(19)	678	25
Noninterest expense:
Salaries and employee benefits	2,007	2,389	6,188	6,840
Occupancy expense	164	160	477	475
Data processing	322	315	1,005	956
Other expenses	925	897	2,693	2,638
Total noninterest expenses	3,418	3,761	10,363	10,909
Income before income taxes	430	942	1,577	3,119
Income tax expense	119	260	435	858
Net income	$311	$682	$1,142	$2,261

The consumer finance segment reported net income of $311,000 and $1.1 million for the third quarter and first nine months of 2024, respectively, compared to net income of $682,000 and $2.3 million for the same periods in 2023. The decreases in consumer finance segment net income were due primarily to:

●	higher provision for credit losses due primarily to increased net charge-offs and loan growth; and
●	higher interest expense due primarily to increased interest rates and higher balances of borrowings;

partially offset by:

●	higher interest income resulting from the effects of higher interest rates on loan yields and higher average balances of loans;
●	lower salaries and employee benefits expense due to an effort to reduce overhead costs; and
●	lower loan recovery expense related to growth in loans with stronger credit quality and efficiency initiatives within the collections department.

Average loan yields and average cost of borrowings were higher for the third quarter and first nine months of 2024, compared to the same periods of 2023, due primarily to the effects of the higher interest rate environment. All interest expense at the consumer finance segment is on fixed and variable rate borrowings from the community banking segment. These transactions are eliminated to reach consolidated totals.

Provision for credit losses increased due primarily to increased net charge-offs and loan growth. Net charge-offs increased due primarily to an increase in the number of delinquent loans and repossessions and a higher average charge-off per unit as a result of larger loan amounts due to higher automobile values during 2020 and 2021 and a decline in wholesale values of used automobiles since then. Delinquency and loss rates have generally returned to pre-pandemic levels due to the passage of time since the expiration of stimulus and enhanced unemployment benefits that benefitted borrowers. If loan performance deteriorates, resulting in further elevated delinquencies or net charge-offs, or if values of used vehicles decline, provision for credit losses may increase in future periods.

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

The Corporation monitors the consumer finance loan portfolio by past due status and by credit rating at the time of origination, which the Corporation believes serves as a relevant indicator of aggregate credit quality and risk of loan defaults in the portfolio based upon the use of Fair Isaac Corporation (FICO) Scores over time for loan approval decisions and through experience analyzing loss patterns. The characteristics of these credit ratings are as follows:

●	Very Good (>739) and Good (670-739) credit rated borrowers are near or above the average FICO Score of consumers. Borrowers generally have limited to no prior credit difficulties or have shown extensive creditworthiness over a recent period of time.

●	Fairly Good (625-669) and Fair (580-624) credit rated borrowers are approaching or slightly below the average FICO Score of consumers but typically have a credit profile acceptable to most lenders. Borrowers may have experienced minor credit difficulties or have a relatively limited credit history.

●	Marginal (<580) credit rated borrowers are well below the average FICO Score of consumers. Borrowers may have limited access to traditional financing due to having experienced prior credit difficulties or have a limited credit history. The risk of future charge-offs is higher.

The allowance for credit losses represents an amount that, in our judgment, reduces the recorded investment in loans to the net amount expected to be collected. The provision for credit losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance.

The following tables present the Corporation’s credit loss experience for the periods indicated.

TABLE 10: Allowance for Credit Losses

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
For the three months ended September 30, 2024:
Balance at June 30, 2024	$12,978	$3,942	$23,423	$40,343
Provision charged to operations	515	185	3,000	3,700
Loans charged off	—	(124)	(4,135)	(4,259)
Recoveries of loans previously charged off	10	27	950	987
Balance at September 30, 2024	$13,503	$4,030	$23,238	$40,771

Average loans	$1,036,639	$380,035	$481,124	$1,897,798
Ratio of annualized net (recoveries) charge-offs to average loans	(0.00)%	0.10%	2.65%	0.69%
1Consumer loans includes provision, charge-offs and recoveries related to demand deposit overdrafts.

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
For the three months ended September 30, 2023:
Balance at June 30, 2023	$11,738	$3,603	$25,187	$40,528
Provision charged to operations	407	143	1,550	2,100
Loans charged off	—	(83)	(3,372)	(3,455)
Recoveries of loans previously charged off	19	32	1,024	1,075
Balance at September 30, 2023	$12,164	$3,695	$24,389	$40,248

Average loans	$885,340	$340,720	$472,811	$1,698,871
Ratio of annualized net (recoveries) charge-offs to average loans	(0.01)%	0.06%	1.99%	0.56%
1Consumer loans includes provision, charge-offs and recoveries related to demand deposit overdrafts.

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
For the nine months ended September 30, 2024:
Balance at December 31, 2023	$12,315	$3,758	$23,578	$39,651
Provision charged to operations	1,160	440	8,100	9,700
Loans charged off	—	(293)	(11,707)	(12,000)
Recoveries of loans previously charged off	28	125	3,267	3,420
Balance at September 30, 2024	$13,503	$4,030	$23,238	$40,771

Average loans	$992,491	$369,452	$477,768	$1,839,711
Ratio of net (recoveries) charge-offs to average loans	(0.00)%	0.06%	2.36%	0.62%
1Consumer loans includes provision, charge-offs and recoveries related to demand deposit overdrafts.

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
For the nine months ended September 30, 2023:
Balance at December 31, 2022	$11,219	$3,330	$25,969	$40,518
Impact of ASC 326 adoption on non-PCD loans	(617)	98	406	(113)
Impact of ASC 326 adoption on PCD loans	595	9	—	604
Provision charged to operations	839	362	4,250	5,451
Loans charged off	(16)	(240)	(9,306)	(9,562)
Recoveries of loans previously charged off	144	136	3,070	3,350
Balance at September 30, 2023	$12,164	$3,695	$24,389	$40,248

Average loans	$870,130	$331,411	$474,738	$1,676,279
Ratio of net (recoveries) charge-offs to average loans	(0.02)%	0.04%	1.75%	0.49%
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

TABLE 11: Allocation of Allowance for Credit Losses

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Allocation of allowance for credit losses:
Commercial	$13,503	$12,315
Consumer	4,030	3,758
Consumer Finance	23,238	23,578
Total allowance for credit losses	$40,771	$39,651
Ratio of loans to total period-end loans:
Commercial	55%	52%
Consumer	20	21
Consumer Finance	25	27
	100%	100%

Loans are required to be measured at amortized cost and to be presented at the net amount expected to be collected. Off balance sheet credit exposures, including loan commitments, are not recorded on balance sheet, but expected credit losses arising from off balance sheet credit exposures are recorded as a reserve for unfunded commitments and reported in Other Liabilities.

The following table presents a breakdown of the provision for credit losses for the periods indicated:

TABLE 12: Provision for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Provision for credit losses:
Provision for loans	$3,700	$2,100	$9,700	$5,451
Provision for unfunded commitments	—	(50)	50	349
Total	$3,700	$2,050	$9,750	$5,800

TABLE 13: Credit Quality Indicators

Loans by credit quality indicators as of September 30, 2024 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Commercial real estate	$695,080	$6,567	$—	$—	$701,647
Commercial business	115,242	76	—	92	115,410
Construction - commercial real estate	155,072	—	—	—	155,072
Land acquisition and development	33,774	—	—	—	33,774
Builder lines	29,664	—	—	—	29,664
Construction - consumer real estate	16,874	—	—	—	16,874
Residential mortgage	308,706	1,092	281	516	310,595
Equity lines	59,221	76	89	20	59,406
Other consumer	9,667	—	—	—	9,667
	$1,423,300	$7,811	$370	$628	$1,432,109

(Dollars in thousands)	Very Good	Good	Fairly Good	Fair	Marginal	Total
Consumer finance - automobiles	$43,305	$106,795	$137,951	$93,461	$24,873	$406,385
Consumer finance - marine and recreational vehicles	48,824	21,604	487	—	—	70,915
	$92,129	$128,399	$138,438	$93,461	$24,873	$477,300
1At September 30, 2024, the Corporation did not have any loans classified as Doubtful or Loss.

Loans by credit quality indicators as of December 31, 2023 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Commercial real estate	$661,432	$6,690	$—	$—	$668,122
Commercial business	115,286	62	—	—	115,348
Construction - commercial real estate	69,768	—	—	—	69,768
Land acquisition and development	29,064	—	—	—	29,064
Builder lines	24,668	—	—	—	24,668
Construction - consumer real estate	11,223	—	—	—	11,223
Residential mortgage	292,624	44	268	320	293,256
Equity lines	51,425	85	5	77	51,592
Other consumer	10,579	—	—	9	10,588
	$1,266,069	$6,881	$273	$406	$1,273,629

(Dollars in thousands)	Very Good	Good	Fairly Good	Fair	Marginal	Total
Consumer finance - automobiles	$32,913	$98,286	$137,480	$101,569	$31,028	$401,276
Consumer finance - marine and recreational vehicles	47,246	19,398	590	—	—	67,234
	$80,159	$117,684	$138,070	$101,569	$31,028	$468,510
1	At December 31, 2023, the Corporation did not have any loans classified as Doubtful or Loss.

Table 14 summarizes the Corporation’s credit ratios on a consolidated basis and Table 15 summarizes nonperforming assets by principal business segment as of September 30, 2024 and December 31, 2023.  The mortgage banking segment did not have any nonperforming assets as September 30, 2024 or December 31, 2023.

TABLE 14: Consolidated Credit Ratios

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Total loans[1]	$1,909,409	$1,742,139
Nonaccrual loans	$1,729	$1,298
Allowance for credit losses (ACL)	$40,771	$39,651
Nonaccrual loans to total loans	0.09%	0.07%
ACL to total loans	2.14%	2.28%
ACL to nonaccrual loans	2,358.07%	3,054.78%
1Total loans does not include loans held for sale at the mortgage banking segment.

TABLE 15: Nonperforming Assets

Community Banking Segment

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Total loans	$1,432,109	$1,273,629
Nonaccrual loans	$628	$406
ACL	$17,533	$16,072
Nonaccrual loans to total loans	0.04%	0.03%
ACL to total loans	1.22%	1.26%
ACL to nonaccrual loans	2,791.88%	3,958.62%
Annualized year-to-date net charge-offs to average total loans	0.01%	0.01%

Consumer Finance Segment

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Total loans	$477,300	$468,510
Nonaccrual loans	$1,101	$892
Repossessed assets	$522	$646
ACL	$23,238	$23,579
Nonaccrual loans to total loans	0.23%	0.19%
ACL to total loans	4.87%	5.03%
ACL to nonaccrual loans	2,110.63%	2,643.39%
Annualized year-to-date net charge-offs to average total loans	2.36%	1.99%

The community banking segment’s nonaccrual loans were $628,000 at September 30, 2024 compared to $406,000 at December 31, 2023. The community banking segment recorded $700,000 and $1.7 million in provision for loans for the third quarter and first nine months of 2024, respectively, compared to $500,000 and $1.6 million for the same periods of 2023. At September 30, 2024, the allowance for credit losses increased to $17.5 million, compared to an allowance for credit losses of $16.1 million at December 31, 2023, due primarily to growth in the loan portfolio. The allowance for credit losses as a percentage of total loans decreased to 1.22 percent at September 30, 2024 from 1.26 percent at December 31, 2023, due primarily to improvement in current and expected economic conditions, notably inflation and the prospects of a soft landing. Management believes that the level of the allowance for credit losses is adequate to reflect the net amount expected to be collected.

Nonaccrual loans at the consumer finance segment were $1.1 million at September 30, 2024 compared to $892,000 at December 31, 2023. Nonaccrual consumer finance loans remain low relative to the allowance for credit losses and the total consumer finance loan portfolio because the consumer finance segment generally initiates repossession of loan collateral once a loan becomes more than 60 days delinquent. Repossessed vehicles of the consumer finance segment are classified as other assets and consist only of vehicles the Corporation has the legal right to sell. Prior to the reclassification from loans to repossessed vehicles, the difference between the carrying amount of each loan and the fair value of each vehicle (i.e. the deficiency) is charged against the allowance for credit losses. At September 30, 2024, repossessed vehicles available for sale totaled $522,000 compared to $646,000 at December 31, 2023.

The consumer finance segment experienced net charge-offs at an annualized rate of 2.65 percent and 2.36 percent of average total loans for the third quarter and first nine months of 2024, respectively, compared to 1.99 percent and 1.75 percent for the same periods of 2023, due primarily to an increase in the number of delinquent loans and repossessions and a higher average charge-off per unit as a result of larger loan amounts due to higher automobile values during 2020 and 2021 and a decline in wholesale values of used automobiles since then. Annualized net charge-offs for third quarter of 2024 increased from 1.88 percent for the second quarter of 2024 due primarily to seasonal trends within the portfolio. At September 30, 2024, total delinquent loans as a percentage of total loans was 3.49 percent compared to 4.09 percent at December 31, 2023 and 3.30 percent at September 30, 2023. Delinquency and loss rates have generally returned to pre-pandemic levels due to the passage of time since the expiration of stimulus and enhanced unemployment benefits that benefitted borrowers. The allowance for credit losses was $23.2 million at September 30, 2024 and $23.6 million at December 31, 2023. The allowance for credit losses as a percentage of total loans decreased to 4.87 percent at September 30, 2024, compared to 5.03 percent at December 31, 2023, due primarily to growth in loans with stronger credit quality while balances of loans with lower credit quality declined.

The consumer finance segment at times offers payment deferrals to borrowers as a portfolio management technique to achieve higher ultimate cash collections on select loan accounts. A significant reliance on deferrals as a means of managing collections may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio. Average amounts of payment deferrals of automobile loans on a monthly basis, which are not included in delinquent loans, were 1.91 percent, 2.20 percent and 1.58 percent as a percentage of average automobile loans outstanding for the third quarter of 2024, the third quarter of 2023 and the second quarter of 2024, respectively. Average amounts of payment deferrals of automobile loans on a monthly basis, which are not included in delinquent loans, were 1.70 percent and 1.83 percent as a percentage of average automobile loans outstanding for the first nine months of 2024 and 2023, respectively.

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

The consumer finance segment’s focus has included non-prime borrowers and, therefore, the anticipated rates of delinquencies, defaults, repossessions and losses on the consumer finance loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by changes in general economic conditions. Changes in economic conditions may also affect consumer demand for used automobiles and values of automobiles securing outstanding loans, due to changes in demand or changes in levels of inventory of used automobiles, which may directly affect the amount of a loss incurred by the consumer finance segment in the event of default. While we manage the higher risk inherent in loans made to non-prime borrowers through the underwriting criteria, portfolio management and collection methods employed by the consumer finance segment, we cannot guarantee that these criteria or methods will afford adequate protection against these risks. With the consumer finance segment’s use of a scorecard model for purchasing loan contracts, the credit-worthiness of borrowers at origination has improved for automobile loans purchased and the level of credit losses experienced has decreased relative to long-term historical averages. We cannot provide any assurance that the consumer finance segment’s net charge-off ratio will not increase in future periods.  However, we believe that the current allowance for credit losses is adequate to reflect the net amount expected to be collected on existing consumer finance segment loans that may become uncollectible. If factors influencing the consumer finance segment result in higher net charge-off ratios in future periods, the consumer finance segment may need to increase the level of its allowance for credit losses through additional provisions for credit losses, which could negatively affect future earnings of the consumer finance segment.

FINANCIAL CONDITION

At September 30, 2024, the Corporation had total assets of $2.6 billion, an increase of $112.4 million since December 31, 2023. The increase was attributable primarily to growth in loans held for investment and loans held for sale, funded by maturities and paydowns of available for sale securities, increases in deposits, additional borrowings, and deployment of cash on hand. The significant components of the Corporation’s Consolidated Balance Sheets are discussed below.

Loan Portfolio

Tables 16, 17 and 18 present information pertaining to the composition of loans held for investment, the composition of commercial real estate loans, and the maturity/repricing of certain loans held for investment, respectively.

TABLE 16: Summary of Loans Held for Investment

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$701,647	37%	$668,122	38%
Commercial business	115,410	6	115,348	7
Construction - commercial real estate	155,072	8	69,768	4
Land acquisition and development	33,774	2	29,064	1
Builder lines	29,664	1	24,668	1
Construction - consumer real estate	16,874	1	11,223	1
Residential mortgage	310,595	16	293,256	17
Equity lines	59,406	3	51,592	3
Other consumer	9,667	1	10,588	1
Consumer finance - automobiles	406,385	21	401,276	23
Consumer finance - marine and recreational vehicles	70,915	4	67,234	4
Subtotal	1,909,409	100%	1,742,139	100%
Less allowance for credit losses	(40,771)		(39,651)
Loans, net	$1,868,638		$1,702,488

The increase in total loans from December 31, 2023 to September 30, 2024 was due primarily to growth in commercial real estate construction, commercial real estate, residential mortgage lending, consumer real estate construction, and equity lines at the community banking segment and an increase in automobile loans at the consumer finance segment.

TABLE 17: Commercial Real Estate Loans

	September 30, 2024
(Dollars in thousands)	Amount	% of Commercial Real Estate	% of Total
Multifamily	$134,978	19.2%	7.1%
Retail	130,448	18.6	6.8
Office	112,552	16.0	5.9
1-4 family investment properties	82,928	11.8	4.3
Hotels	59,163	8.4	3.1
Industrial/warehouse	58,907	8.4	3.1
Medical office	35,043	5.0	1.8
Mini-storage	15,424	2.2	0.8
Other	72,204	10.4	3.8
	$701,647	100%	36.7%

	December 31, 2023
(Dollars in thousands)	Amount	% of Commercial Real Estate	% of Total
Multifamily	$132,883	19.9%	7.6%
Retail	107,883	16.1	6.2
Office	107,692	16.1	6.2
1-4 family investment properties	87,218	13.1	5.0
Industrial/warehouse	58,137	8.7	3.3
Hotels	53,206	8.0	3.1
Medical office	40,784	6.1	2.3
Mini-storage	9,766	1.5	0.6
Other	70,553	10.5	4.1
	$668,122	100%	38.4%

TABLE 18: Maturity/Repricing Schedule of Loans Held for Investment

	September 30, 2024
(Dollars in thousands)	Commercial	Consumer	Consumer Finance	Total
Variable Rate:
Within 1 year	$280,380	$60,256	$—	$340,636
1 to 5 years	110,128	1,060	—	111,188
5 to 15 years	9,078	—	—	9,078
After 15 years	—	—	—	—
Fixed Rate:
Within 1 year	121,378	8,720	5,023	135,121
1 to 5 years	247,778	60,831	241,652	550,261
5 to 15 years	268,960	209,501	230,625	709,086
After 15 years	14,739	39,300	—	54,039

	$1,052,441	$379,668	$477,300	$1,909,409

Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At September 30, 2024 and December 31, 2023, all securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 19: Securities Available for Sale

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. Treasury securities	$10,684	3%	$45,103	10%
U.S. government agencies and corporations	63,669	16	87,094	19
Mortgage-backed securities	166,977	41	161,696	35
Obligations of states and political subdivisions	147,176	35	147,111	31
Corporate and other debt securities	20,539	5	21,440	5
Total available for sale securities at fair value	$409,045	100%	$462,444	100%

Securities available for sale decreased by $53.4 million to $409.0 million at September 30, 2024 compared to $462.4 million at December 31, 2023 due primarily to decreases in U.S. treasury and government agency securities. Net unrealized losses in the market value of securities available for sale decreased to $21.7 million at September 30, 2024, compared to $31.6 million at December 31, 2023.

For more information about the Corporation’s securities available for sale, including information about securities in an unrealized loss position at September 30, 2024 and December 31, 2023, see Part I, Item 1, “Financial Statements” under the heading “Note 2: Securities” in this Quarterly Report on Form 10-Q.

The following table presents additional information pertaining to the composition of the securities portfolio at amortized cost, by the earlier of contractual maturity or expected maturity.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties. The total effective duration of the investment portfolio is 4.1 years as of September 30, 2024.

TABLE 20: Maturity of Securities

	September 30, 2024
		Weighted
	Amortized	Average
(Dollars in thousands)	Cost	Yield [1]
U.S. Treasury securities:
Maturing within 1 year	$5,992	1.71%
Maturing after 1 year, but within 5 years	4,985	1.38
Total U.S. Treasury securities	10,977	1.56
U.S. government agencies and corporations:
Maturing within 1 year	5,315	1.69
Maturing after 1 year, but within 5 years	37,498	1.30
Maturing after 5 years, but within 10 years	21,485	1.78
Maturing after 10 years	6,098	2.16
Total U.S. government agencies and corporations	70,396	1.55
Mortgage-backed securities:
Maturing within 1 year	28,818	2.07
Maturing after 1 year, but within 5 years	81,489	2.09
Maturing after 5 years, but within 10 years	49,456	2.26
Maturing after 10 years	17,613	3.68
Total mortgage-backed securities	177,376	2.29
States and municipals:[1]
Maturing within 1 year	29,054	3.59
Maturing after 1 year, but within 5 years	35,774	1.98
Maturing after 5 years, but within 10 years	41,510	3.52
Maturing after 10 years	42,298	4.41
Total states and municipals	148,636	3.42
Corporate and other debt securities:
Maturing within 1 year	1,908	3.48
Maturing after 1 year, but within 5 years	16,250	4.10
Maturing after 5 years, but within 10 years	5,250	4.10
Total corporate and other debt securities	23,408	4.05
Total securities:
Maturing within 1 year	71,087	2.67
Maturing after 1 year, but within 5 years	175,996	2.06
Maturing after 5 years, but within 10 years	117,701	2.70
Maturing after 10 years	66,009	4.01
Total securities	$430,793	2.63
1.	Yields on tax-exempt securities have been computed on a taxable-equivalent basis using the federal corporate income tax rate of 21 percent. The weighted average yield is calculated based on the relative amortized costs of the securities.

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first nine months of 2024, deposits increased $69.8 million to $2.14 billion at September 30, 2024. Noninterest bearing demand deposits decreased $7.7 million, savings and interest-bearing demand deposits decreased $60.1 million, and time deposits increased $137.6 million during the same period. The decrease in non-time deposits was due in part to a shift in balances toward time deposits amid a higher interest rate environment and to seasonal factors related to municipal deposits, which tend to increase with tax collections primarily in the fourth quarter of each year and decline with spending thereafter. The Corporation had $122.9 million in municipal deposits at September 30, 2024 compared to $167.9 million at December 31, 2023.

The Corporation had $25.0 million in brokered money market and time deposits outstanding at both September 30, 2024 and December 31, 2023.  The Corporation may continue to use brokered deposits on a limited basis as a means of maintaining and diversifying liquidity and funding sources.

Borrowings

Borrowings increased to $142.3 million at September 30, 2024 from $109.5 million at December 31, 2023 due primarily to increased borrowings from the FHLB to support lending activities.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available for sale, totaled $287.4 million at September 30, 2024 compared to $338.8 million at December 31, 2023. The Corporation’s funding sources, including capacity, amount outstanding and amount available at September 30, 2024 are presented in Table 21.  The Corporation’s capacity and amount available increased $66.2 million and $33.7 million, respectively, from December 31, 2023 as a result of pledging additional loans in order to increase funding capacity under secured funding arrangements with the FRB and FHLB.

TABLE 21: Funding Sources

	September 30, 2024
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$75,000	$—	$75,000
Borrowings from FHLB	254,445	60,000	194,445
Borrowings from FRB	314,385	—	314,385
Total	$643,830	$60,000	$583,830

	December 31, 2023
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements[1]	$95,000	$18	$94,982
Repurchase lines of credit[1]	35,000	—	35,000
Borrowings from FHLB	228,382	27,500	200,882
Borrowings from FRB	219,244	—	219,244
Total	$577,626	$27,518	$550,108
1.	Amounts include $20.0 million and $35.0 million of certain unsecured federal funds agreements and repurchase lines of credit, respectively, at December 31, 2023 that subsequently terminated in January 2024 when the corresponding third-party ended all federal funds agreements and repurchase lines of credit with all financial institutions.

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

Uninsured deposits represent an estimate of amounts above the Federal Deposit Insurance Corporation (FDIC) insurance coverage limit of $250,000. As of September 30, 2024, the Corporation’s uninsured deposits were approximately $607.6 million, or 28.5 percent of total deposits. Excluding intercompany cash holdings and municipal deposits which are secured with pledged securities, amounts uninsured were approximately $455.6 million, or 21.3 percent of total deposits as of September 30, 2024, compared to $404.1 million, or 19.6 percent of total deposits as of December 31, 2023. The Corporation’s liquid assets and borrowing availability as of September 30, 2024 totaled $871.2 million, exceeding uninsured deposits, excluding intercompany cash holdings and secured municipal deposits, by $415.6 million.

The Corporation’s internal policy limits brokered deposits to 20 percent of total deposits, representing approximately $402.1 million of additional net availability for additional brokered deposits as of September 30, 2024.

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

The disclosure below presents the Corporation’s and the Bank’s actual capital amounts and ratios under currently applicable regulatory capital standards.  Under the small bank holding company policy statement of the Federal Reserve Board, which applies to certain bank holding companies with consolidated total assets of less than $3 billion, the Corporation is not subject to regulatory capital requirements. The table below reflects the Corporation’s consolidated capital as determined under regulations that apply to bank holding companies that are not small bank holding companies and minimum capital requirements that would apply to the Corporation if it were not a small bank holding company.  Although the minimum regulatory capital requirements are not applicable to the Corporation, the Corporation calculates these ratios for its own planning and monitoring purposes. Total risk-weighted assets at September 30, 2024 for the Corporation were $2.13 billion and for the Bank were $2.11 billion. Total risk-weighted assets at December 31, 2023 for the Corporation were $1.95 billion and for the Bank were $1.92 billion. As of September 30, 2024, the Bank met all capital adequacy requirements to which it is subject.

TABLE 22: Regulatory Capital

	September 30, 2024
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$295,131	13.8%	$170,724	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	248,267	11.6	128,043	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	223,267	10.5	96,032	4.5		N/A	N/A
Tier 1 leverage ratio	248,267	9.8	101,457	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$281,355	13.4%	$168,618	8.0%		$210,772	10.0%
Tier 1 risk-based capital ratio	254,816	12.1	126,463	6.0		168,618	8.0
Common Equity Tier 1 capital ratio	254,816	12.1	94,847	4.5		137,002	6.5
Tier 1 leverage ratio	254,816	10.1	100,648	4.0		125,810	5.0

	December 31, 2023
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$289,396	14.8%	$155,927	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	244,830	12.6	116,945	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	219,830	11.3	87,709	4.5		N/A	N/A
Tier 1 leverage ratio	244,830	10.1	97,449	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$271,952	14.1%	$153,816	8.0%		$192,270	10.0%
Tier 1 risk-based capital ratio	247,712	12.9	115,362	6.0		153,816	8.0
Common Equity Tier 1 capital ratio	247,712	12.9	86,522	4.5		124,976	6.5
Tier 1 leverage ratio	247,712	10.3	96,655	4.0		120,819	5.0

The regulatory risk-based capital amounts presented above include:  (1) common equity tier 1 capital (CET1) which consists principally of common stock (including surplus) and retained earnings with adjustments for goodwill and intangible assets; (2) Tier 1 capital which consists principally of CET1 plus the Corporation’s “grandfathered” trust preferred securities; and (3) Tier 2 capital which consists principally of Tier 1 capital plus a limited amount of the allowance for credit losses and $20.0 million of outstanding subordinated notes of the Corporation. The Total Capital ratio, Tier 1 Capital ratio and CET1 ratio are calculated as a percentage of risk-weighted assets. The Tier 1 Leverage ratio is calculated as a percentage of average tangible assets. The decrease in these ratios at September 30, 2024 compared to December 31, 2023 was due primarily to growth in risk-weighted assets resulting from higher balances of loans outpacing growth in equity. In addition, the Corporation has made the one-time irrevocable election to continue treating accumulated other comprehensive income (AOCI) under regulatory standards that were in place prior to the Basel III Final Rule in order to eliminate volatility of regulatory capital that can result from fluctuations in AOCI and the inclusion of AOCI in regulatory capital, as would otherwise be required under the Basel III Capital Rule. As a result of this election, changes in AOCI, including unrealized losses on securities available for sale, do not affect regulatory capital amounts shown in the table above for the Corporation or the Bank. For additional information about the Basel III Final Rules, see “Item 1. Business” under the heading “Regulation and Supervision” and “Item 8. Financial Statements and Supplementary Data,” under the heading “Note 17: Regulatory Requirements and Restrictions” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023.

The Basel III rules established a “capital conservation buffer” of 2.5 percent above the regulatory minimum risk-based capital ratios, which is not included in the table above.  Including the capital conservation buffer, the minimum ratios are a common equity Tier 1 risk-based capital ratio of 7.0 percent, a Tier 1 risk-based capital ratio of 8.5 percent, and a total risk-based capital ratio of 10.5 percent. The Corporation and the Bank exceeded these ratios at September 30, 2024 and December 31, 2023.

The Corporation’s capital resources are impacted by its share repurchase programs. The Board of Directors authorized a program, effective January 1, 2024, to repurchase up to $10.00 million of the Corporation’s common stock through December 31, 2024 (the 2024 Repurchase Program). Repurchases under the 2024 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, (Exchange Act) and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions, and there is no assurance that the Corporation will purchase any shares under the 2024 Repurchase Program. The 2024 Repurchase Program is authorized through December 31, 2024, and, as of September 30, 2024, there was $2.7 million remaining available for repurchases of the Corporation’s common stock under the 2024 Repurchase Program.

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

TABLE 23: Non-GAAP Table

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except for share and per share data)	2024	2023	2024	2023
Reconciliation of Certain Non-GAAP Financial Measures
Return on Average Tangible Common Equity
Average total equity, as reported	$222,532	$204,840	$218,642	$203,606
Average goodwill	(25,191)	(25,191)	(25,191)	(25,191)
Average other intangible assets	(1,242)	(1,507)	(1,303)	(1,572)
Average noncontrolling interest	(573)	(484)	(670)	(668)
Average tangible common equity	$195,526	$177,658	$191,478	$176,175

Net income	$5,420	$5,777	$13,889	$18,658
Amortization of intangibles	66	68	196	204
Net (income) loss attributable to noncontrolling interest	(31)	12	(92)	(122)
Net tangible income attributable to C&F Financial Corporation	$5,455	$5,857	$13,993	$18,740

Annualized return on average equity, as reported	9.74%	11.28%	8.47%	12.22%
Annualized return on average tangible common equity	11.16%	13.19%	9.74%	14.18%

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except for share and per share data)	2024	2023	2024	2023
Fully Taxable Equivalent Net Interest Income[1]
Interest income on loans	$33,021	$28,369	$94,014	$81,845
FTE adjustment	49	54	152	154
FTE interest income on loans	$33,070	$28,423	$94,166	$81,999

Interest income on securities	$2,721	$2,938	$8,326	$9,048
FTE adjustment	237	196	707	541
FTE interest income on securities	$2,958	$3,134	$9,033	$9,589

Total interest income	$36,131	$31,686	$103,151	$91,729
FTE adjustment	286	250	859	695
FTE interest income	$36,417	$31,936	$104,010	$92,424

Net interest income	$24,689	$24,462	$71,675	$73,765
FTE adjustment	286	250	859	695
FTE net interest income	$24,975	$24,712	$72,534	$74,460
1	Assuming a tax rate of 21%.

	September 30,	December 31,
(Dollars in thousands except for per share data)	2024	2023
Tangible Book Value Per Share
Equity attributable to C&F Financial Corporation	$227,340	$216,878
Goodwill	(25,191)	(25,191)
Other intangible assets	(1,211)	(1,407)
Tangible equity attributable to C&F Financial Corporation	$200,938	$190,280

Shares outstanding	3,234,363	3,374,098

Book value per share	$70.29	$64.28
Tangible book value per share	$62.13	$56.40

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
●deposit flows
●the strength of the Corporation’s counterparties

●the availability of lines of credit from the FHLB and other counterparties
●the soundness of other financial institutions and any indirect exposure related to the closing of other financial institutions and their impact on the broader market through other customers, suppliers and partners, or that the conditions which resulted in the liquidity concerns experienced by closed financial institutions may also adversely impact, directly or indirectly, other financial institutions and market participants with which the Corporation has commercial or deposit relationships
●competition from both banks and non-banks, including competition in the automobile finance and marine and recreational vehicle finance markets
●services provided by, or the level of the Corporation’s reliance upon third parties for key services
●the commercial and residential real estate markets, including changes in property values
●the demand for residential mortgages and conditions in the secondary residential mortgage loan markets
●the Corporation’s technology initiatives and other strategic initiatives
●the Corporation’s branch expansion and consolidation plans
●cyber threats, attacks or events
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

The simulation analysis results, based on a measurement date balance sheet as of September 30, 2024, for hypothetical changes in net interest income over the next twelve months are presented in the table below.

 One-Year Net Interest Income Simulation (dollars in thousands)

	Hypothetical Change in Net
	Interest Income
	Over the Next Twelve Months
	as of
	September 30, 2024		December 31, 2023
Assumed Market Interest Rate Shift	Dollars	Percentage	Dollars	Percentage
-300 BP shock	$(8,709)	(7.86)%	$(8,372)	(8.22)%
-200 BP shock	(5,619)	(5.07)	(5,137)	(5.04)
-100 BP shock	(2,585)	(2.33)	(2,352)	(2.31)
+100 BP shock	677	0.61	1,081	1.06
+200 BP shock	1,132	1.02	2,094	2.06
+300 BP shock	1,474	1.33	3,013	2.96

These results indicate that the Corporation would expect net interest income to decrease over the next twelve months assuming an immediate downward shift in market interest rates of 100 BP to 300 BP and to increase if rates shifted upward to the same degree. The simulation analysis results show the Corporation’s sensitivity to an upward shift in rates relative to a downward shift in rates was less pronounced as of September 30, 2024 compared to the results as of December 31, 2023 due primarily to shifts in the mix of deposits and borrowings.

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

Static EVE Change (dollars in thousands)

	Hypothetical Change in EVE
	as of
	September 30, 2024		December 31, 2023
Assumed Market Interest Rate Shift	Dollars	Percentage	Dollars	Percentage
-300 BP shock	$(42,604)	(10.87)%	$(28,719)	(7.51)%
-200 BP shock	(19,787)	(5.05)	(10,881)	(2.85)
-100 BP shock	(5,431)	(1.39)	(1,397)	(0.37)
+100 BP shock	(2,951)	(0.75)	(1,945)	(0.51)
+200 BP shock	(8,688)	(2.22)	(5,012)	(1.31)
+300 BP shock	(15,851)	(4.05)	(11,062)	(2.89)

These results as of September 30, 2024 indicate that the EVE would decrease assuming an immediate downward shift in market interest rates of 100 BP to 300 BP, and would decrease assuming an immediate upward shift in market interest rates of 100 BP to 300 BP. As of September 30, 2024, the Corporation’s EVE is more sensitive to changes in rates compared to its position as of December 31, 2023 due primarily to shifts in the mix of earning assets and in the mix of deposits and borrowings, which impacted the overall duration of both assets and liabilities. The lower interest rate environment as of September 30, 2024 compared to December 31, 2023 increased the prepayment expectations of certain earning assets, which also contributed to the Corporation’s EVE sensitivity to changes in rates.

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

ITEM 4.CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2024 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

There were no changes in the Corporation’s internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors authorized a program, effective January 1, 2024, to repurchase up to $10.0 million of the Corporation’s common stock through December 31, 2024 (the 2024 Repurchase Program).  Repurchases under the 2024 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act and shares repurchased will be returned to the status of authorized and unissued shares of common stock. There were 60,520 shares repurchased under the 2024 Repurchase Program during the third quarter of 2024. As of September 30, 2024, the Corporation has made aggregate common stock repurchases of 149,594 shares for an aggregate cost of $7.3 million under the 2024 Repurchase Program.

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended September 30, 2024.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
	Shares Purchased[1]	per Share	Programs	Programs
July 1, 2024 - July 31, 2024	28,125	$49.78	28,057	$4,575,782
August 1, 2024 - August 31, 2024	22,274	$56.13	22,218	$3,328,607
September 1, 2024 - September 30, 2024	10,245	$58.36	10,245	$2,730,731
Total	60,644	$53.56	60,520
1	During the three months ended September 30, 2024, 124 shares were withheld upon the vesting of restricted shares granted to employees of the Corporation and its subsidiaries in order to satisfy tax withholding obligations.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

101

The following financial statements from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL, filed herewith: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included within Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	November 4, 2024	By:	/s/ Thomas F. Cherry
Thomas F. Cherry
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2024		/s/ Jason E. Long
Jason E. Long
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)