Form 10-K
period 2024-12-31
C & F FINANCIAL CORP
filed 2025-02-27
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s second fiscal quarter, was $147,646,433.

There were 3,239,867 shares of common stock, $1.00 par value per share, outstanding as of February 24, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 15, 2025 are incorporated by reference in Part III of this report.

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Corporation’s expectations, plans, objectives or beliefs regarding future financial performance and other statements that are not historical facts, which may constitute “forward-looking statements” as defined by federal securities laws. Forward-looking statements generally can be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “may,” “might,” “will,” “intend,” “target,” “should,” “could,” or similar expressions, are not statements of historical fact, and are based on management’s beliefs, assumptions and expectations regarding future events or performance as of the date of this report, taking into account all information currently available.  These statements may include, but are not limited to: statements regarding expected future operations and financial performance; expected trends in yields on loans; expected future recovery of investments in debt securities; future dividend payments; deposit trends, charge-offs and delinquencies; changes in cost of funds and net interest margin and items affecting net interest margin; changes in interest rates and the effects thereof on net interest income; expected renewal of unsecured federal funds agreements; expected impact of unrealized losses on earnings and regulatory capital of the Corporation or the Bank; expectations regarding the Bank’s regulatory risk-based capital requirement levels; competition; our loan portfolio; our digital services; deposit trends; improving operational efficiencies; retention of qualified loan officers; higher quality automobile loan contracts, marine and RV lending; strategic business initiatives and the anticipated effects thereof; mortgage loan originations; technology initiatives; our diversified business strategy; asset quality; credit quality; adequacy of allowances for credit losses and the level of future charge-offs; market interest rates and housing inventory and resulting effects on mortgage loan origination volume; sources of liquidity; adequacy of the reserve for indemnification losses related to loans sold in the secondary market; capital levels; the effect of future market and industry trends; the effects of future interest rate levels and fluctuations; cybersecurity risks and inflation.  These forward-looking statements are subject to significant risks and uncertainties due to factors that could have a material adverse effect on the operations and future prospects of the Corporation including, but not limited to, changes in:

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

●general economic conditions, including unemployment levels, inflation rates, supply chain disruptions and slowdowns in economic growth

●general market conditions, including disruptions due to pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, changes in trade policy and the implementation of tariffs, war and other military conflicts (including the ongoing military conflicts between Russia and Ukraine and in the Middle East) or other major events, or the prospect of these events

●average loans and securities yields and average costs of interest-bearing deposits and borrowings

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

●services provided by, or the level of the Corporation’s reliance upon, third parties for key services

●the commercial and residential real estate markets, including changes in property values

●the demand for residential mortgages and conditions in the secondary residential mortgage loan markets

●the Corporation's technology initiatives and other strategic initiatives

●the Corporation’s branch expansion, relocation and consolidation plans

●cyber threats, attacks or events

●C&F Bank’s product offerings

●	accounting principles, policies and guidelines and elections made by the Corporation thereunder.

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

Community Banking

We provide community banking services through C&F Bank. C&F Bank provides community banking services at its main office in West Point, Virginia, and through its branch network of over 30 branches located in eastern and central Virginia. These branches provide a wide range of banking services to individuals and businesses, including various types of checking and savings deposit accounts, as well as business, real estate, development, mortgage, home equity and installment loans. The Bank also offers ATMs, internet and mobile banking, peer-to-peer payment capabilities and debit cards, as well as safe deposit box rentals, notary public, electronic transfer and other customary bank services to its customers. C&F Bank manages its commercial lending portfolio primarily through commercial lending offices located in Charlottesville, Fredericksburg, Richmond and Williamsburg, Virginia. C&F Wealth Management, which was organized in April 1995, is a full-service brokerage firm offering a comprehensive range of wealth management services and insurance products through third-party service providers primarily at C&F Bank branch locations.  C&F Insurance and CVB Title were organized for the primary purpose of owning equity interests in an independent insurance agency and a full service title and settlement agency, respectively.  Revenues from community banking operations consist primarily of interest earned on loans and investment securities, fees earned on deposit accounts and debit card interchange, net revenues from offering wealth management services and insurance products, and investment income from equity interests.  Community banking revenues and operations are not materially affected by seasonal factors; however, municipal deposits tend to increase with tax collections primarily in the fourth quarter of each year and decline with spending thereafter. At December 31, 2024, assets of the community banking segment totaled $2.4 billion. For the year ended December 31, 2024, net income for this segment totaled $20.3 million.

Mortgage Banking

We conduct mortgage banking activities through C&F Mortgage, which was organized in September 1995, and its 51%-owned subsidiary, C&F Select LLC, which was organized in January 2019. C&F Mortgage and C&F Select LLC provide mortgage loan origination services through offices located in Virginia and the surrounding states. The mortgage banking segment offers a wide variety of residential mortgage loans, which are originated for sale to investors in the secondary mortgage market. The mortgage banking segment does not securitize loans. C&F Bank also purchases mortgage loans from the mortgage banking segment. The mortgage banking segment originates conventional mortgage loans, mortgage loans insured by the Federal Housing Administration (the FHA), and mortgage loans guaranteed by the United States Department of Agriculture (the USDA) and the Veterans Administration (the VA). A majority of the conventional loans are conforming loans that qualify for purchase by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The remainder of the conventional loans are non-conforming in that they do not meet Fannie Mae or Freddie Mac guidelines, but are eligible for sale to various other investors. The mortgage banking segment also has a division, Lender Solutions, that provides certain mortgage loan origination functions as a service to third party mortgage lenders, including other community banks, and a subsidiary, Certified Appraisals LLC, which provides ancillary mortgage loan production services to third parties for residential appraisals. Revenues from mortgage banking operations consist principally of gains on sales of loans to investors in the secondary mortgage market, loan origination fee income, interest earned on mortgage loans held for sale and mortgage lender services income through Lender Solutions. Revenues and income from mortgage banking, which are driven primarily by the origination and sale of mortgage loans, are subject to seasonal factors, including the volume of home sales in the residential real estate market, which typically rises during spring and summer months and declines during fall and winter months. However, seasonal trends may be disrupted by cyclical and other economic factors that affect the residential real estate market. At December 31, 2024, assets of the mortgage banking segment totaled $29.8 million. For the year ended December 31, 2024, net income for this segment totaled $1.1 million.

Consumer Finance

We conduct consumer finance activities through C&F Finance. C&F Finance is a regional finance company purchasing automobile, marine and recreational vehicle (RV) loans primarily in the Mid-Atlantic, Midwest and Southern United States. C&F Finance is an indirect lender that primarily provides automobile financing through lending programs that are designed to serve customers in both the prime and “non-prime” markets, including those who may have limited access to traditional automobile financing due to having experienced prior credit difficulties. C&F Finance generally purchases automobile retail installment sales contracts from manufacturer-franchised dealerships with used-car operations and through selected independent dealerships. C&F Finance selects these dealers based on the types of vehicles sold. Specifically, C&F Finance prefers to finance later model, low mileage used vehicles because the value of new vehicles typically depreciates rapidly. Because C&F Finance serves customers with higher credit risk, C&F Finance typically charges interest at higher rates than those charged by traditional financing sources. In addition, because C&F Finance provides financing in a relatively higher-risk market compared to that of C&F Bank or other traditional financial institutions, it expects to experience a higher level of credit losses than financing sources that lend primarily to more credit-worthy borrowers. In addition to automobile financing, C&F Finance expanded its lending portfolio to include marine and RV loan contracts. These contracts are also purchased on an indirect basis through a referral program administered by a third party and are for prime loans made to individuals with higher credit scores and therefore typically priced at rates lower than C&F Finance’s automobile loans, and average less than $50,000. Revenues from consumer finance operations consist principally of interest earned on automobile, marine and RV loans. While the consumer finance segment’s loans outstanding and interest income are not materially affected by seasonal factors, delinquencies on automobile loans are generally highest in the period from November through January, related in part to seasonal trends affecting borrowers, including consumer spending. At December 31, 2024, assets of the consumer finance segment totaled $472.7 million. For the year ended December 31, 2024, net income for this segment totaled $1.4 million.

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

At December 31, 2024, we employed 545 total employees. We consider relations with our employees to be excellent. We strive for our workforce to reflect the diversity of the customers and communities we serve. Our selection and promotion processes are without bias. We also aim for our employees to develop their careers in our businesses. At December 31, 2024, 28 percent of our employees have been employed by the Corporation or its subsidiaries for at least 15 years.

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

The competitive factors faced by C&F Mortgage continue to evolve because of regulatory reforms and initiatives, including expansion in recent years of consumer protections and related regulation of mortgage lending. While C&F Mortgage has kept pace with changes in such regulations to date, potential future legislative and regulatory initiatives have the potential to affect the operations of C&F Mortgage. Given the far-reaching effect of these regulations on mortgage finance, compliance has required and may continue to require substantial changes to mortgage lending systems and processes and other implementation efforts.  These challenges may be compounded by lower mortgage industry volume as a result of the sustained level of mortgage interest rates and decreased inventory of homes for sale.

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

Consumer Finance

The automobile finance business is highly competitive. The automobile finance market is highly fragmented and is served by a variety of financial entities, including the captive finance affiliates of major automotive manufacturers, banks, savings associations, credit unions and independent finance companies. Many of these competitors have substantially greater financial resources and lower costs of funds than C&F Finance. In addition, competitors often provide financing on terms that are more favorable to automobile purchasers or dealers than the terms C&F Finance offers. Many of these competitors also have long-standing relationships with automobile dealerships and may offer dealerships or their customers other forms of financing, including dealer floor plan financing and leasing, which we do not.

Over the past several years, a number of financial institutions and other lenders have increased focus on operations in the automobile finance markets resulting in intensified competition for loans and qualified personnel. To continue to operate profitably, lenders must have a high level of operational and risk management skills and access to competitive costs of funds.

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

Regulatory Environment

Banking and other financial services statutes, regulations and policies are continually under review by the U.S. Congress, state legislatures and federal and state regulatory agencies.  The scope of the laws and regulations, and the intensity of the supervision to which the Corporation and its subsidiaries are subject, have increased in recent years, initially in response to the 2008 financial crisis, and more recently in light of other factors, including continued turmoil and stress in the financial markets, technological factors, market changes, increased scrutiny of proposed bank mergers and acquisitions by federal and state bank regulators, and regulatory initiatives related to social policy goals, including the elimination of certain fees charged by financial institutions.

Proposals to change the laws, regulations, and policies governing the banking industry are frequently raised at both the state and federal levels, and we expect that the new presidential administration will seek to implement a regulatory reform agenda that is significantly different than the agenda and policies of the previous administration, which we expect may significantly impact the rulemaking, supervision, examination, and enforcement priorities of the federal banking agencies.  On January 20, 2025, the President issued a presidential memorandum titled “Regulatory Freeze Pending Review” that directs federal agencies to (1) not propose or issue any rules until they are reviewed and approved by a department or agency head appointed by the President, (2) immediately withdraw any unpublished rules to allow for the review by a department or agency head as described above, and (3) consider postponing for 60 days from the date of the executive order the effective date for any rules that have been published in the Federal Register, or any rules that have been issued but have not taken effect, to allow for review of any questions of fact, law, or policy. Subsequent to that presidential memorandum, the presidential administration has taken actions that have reduced available staffing at certain regulatory agencies, and reduced the current regulatory and enforcement activities of certain regulatory agencies, among other substantive impacts.

The Corporation continues to experience ongoing regulatory reform and these regulatory changes could have a significant effect on how we conduct business.  The specific impacts of regulatory reforms cannot yet be fully predicted and will depend to a large extent on the specific regulations that are likely to be adopted in the future. Further, a change in the manner in which laws, regulations and regulatory guidance are interpreted by regulatory agencies or courts may have a material impact on our business, operations and earnings.

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

As of December 31, 2024, the Bank met all capital adequacy requirements under the Basel III Final Rules, including the capital conservation buffer.

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

Community Bank Leverage Ratio. As required by the EGRRCPA, qualifying banks with less than $10 billion in consolidated assets can elect to be subject to a 9% leverage ratio applied using less complex leverage calculations (the Community Bank Leverage Ratio Framework or CBLRF). Banks that opt into the CBLRF and maintain a leverage ratio of greater than 9% are not subject to other risk-based and leverage capital requirements and are deemed to meet Basel III Final Rules’ well capitalized ratio requirements. As of December 31, 2024, the Bank has not elected to apply the CBLRF, but the Bank continues to assess the potential impact of opting in to CBLRF as part of its ongoing capital management and planning processes.

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

Deposit Insurance Assessments.  The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets minus average tangible equity (defined as Tier 1 capital). As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2 percent for the DIF and, in lieu of dividends, provides for a lower assessment rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. An institution's assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average CAMELS composite rating, and is subject to further adjustments including those related to levels of unsecured debt and brokered deposits.  At December 31, 2024, total base assessment rates for institutions that have been insured for at least five years range from 2.5 to 32 basis points applying to banks with less than $10 billion in assets.

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

Regulation and Supervision of the Bank and Other Subsidiaries

The Bank is subject to supervision, regulation and examination by the VBFI and its primary federal regulator, the FDIC. The various laws and regulations issued and administered by the regulatory agencies (including the CFPB) affect corporate practices, such as the payment of dividends, the incurrence of debt and the acquisition of financial institutions and other companies, and affect business practices and operations, such as the payment of interest on deposits, the charging of interest on loans, the types of business conducted, the products and terms offered to customers and the location of offices. Prior approval of the applicable primary federal regulator and the VBFI is required for a Virginia chartered bank or bank holding company to merge with another bank or bank holding company, or purchase the assets or assume the deposits of another bank or bank holding company, or acquire control of another bank or bank holding company. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory agencies will consider, among other things, the competitive effect and public benefits of the transactions, the financial condition, managerial resources, capital position and any asset concentrations (including commercial real estate loan concentrations) of the constituent organizations and the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant's performance record under the Community Reinvestment Act (CRA), fair lending laws, and fair housing initiatives, the data security and cybersecurity infrastructure of the constituent organizations and the combined organization, the applicant’s risk management programs and processes, and the applicant’s compliance with and the effectiveness of the subject organizations in combating money laundering activities and complying with Bank Secrecy Act requirements.

The federal regulatory framework applicable to bank mergers has recently received significant attention and been the subject of numerous proposals to update or revise such framework.  In March 2022, the FDIC proposed a Request for Information, seeking information and comments regarding the regulatory framework that applies to merger transactions involving one or more insured depository institutions.  In September 2024, the FDIC finalized a new FDIC Statement of Policy on Bank Merger Transactions (the 2024 Policy Statement), which outlines factors that the FDIC will consider when evaluating a proposed bank merger transaction.  In January 2025, the Acting Chairman of the FDIC issued a statement that indicated the FDIC would begin the process of replacing the 2024 Policy Statement. The Federal Reserve did not release a new bank or bank holding company merger policy statement. Following the presidential inauguration, the FDIC has indicated that it is considering further updates to the bank merger approval process and further revisions to the 2024 Policy Statement.

Also in September 2024, the U.S. Department of Justice withdrew its 1995 Bank Merger Guidelines and announced that it will instead evaluate the competitive impact of bank mergers using its 2023 Merger Guidelines that apply across all industries. Compared to the 1995 Bank Merger Guidelines, the 2023 Merger Guidelines set forth more stringent market concentration limits and add several largely qualitative bases on which the Department of Justice may challenge a merger. The effect of these changes remains uncertain, but these changes may make it more difficult, costly or otherwise onerous to obtain regulatory approval for an acquisition.

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

The legality of the modernized CRA regulations is being challenged and a preliminary injunction against enforcing new rules implementing the modified CRA regulations has been granted.  In addition, the updated CRA regulations may be impacted by the presidential memorandum entitled “Regulatory Freeze Pending Review” described above.

Federal Home Loan Bank of Atlanta. The Bank is a member of the Federal Home Loan Bank (FHLB) of Atlanta, which is one of 11 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB. At December 31, 2024, the Bank owned $3.6 million of FHLB stock.

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

On January 17, 2024, the CFPB proposed amendments to Regulation E and Regulation Z that would impose the disclosure requirements of TILA on extensions of overdraft credit, with certain exemptions, for financial institutions with greater than $10 billion in assets.  While this proposed rule, if implemented, would not apply to banks with less than $10 billion in assets, including the Bank, the Bank cannot determine the ultimate impact such a regulatory change would have on the broader market for overdraft products and services, which may include a downward pressure on the interest and fees that a bank is able to charge for consumer transactions that overdraw deposit accounts. This proposed rule may be impacted by the presidential memorandum entitled “Regulatory Freeze Pending Review” described above and may be subject to challenge in the U.S. Congress. The impact of this proposed rule, or changes in the broader market for overdraft products and services due to this rule, on the Bank or its financial condition and results of operations cannot be determined at this time, but the Bank will continue to monitor developments related to this proposed rule and the CFPB’s broader policy agenda.

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

The CFPB has the authority to issue and enforce regulations under many federal consumer protection laws, including (subject to certain statutory limitations) TILA, ECOA, FDCPA, FCRA and EFTA.  The CFPB is specifically authorized by the Dodd-Frank Act, among other things, to take action to prevent companies providing consumer financial products or services and their service providers from engaging in unfair, deceptive or abusive acts or practices in connection with consumer financial products and services, and to issue rules requiring enhanced disclosures for consumer financial products or services. Failure by C&F Finance to comply with any of these laws or regulations could have a material adverse effect on the Corporation.  As of December 31, 2024, the Corporation and C&F Finance were not subject to supervision by the CFPB.

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

In July 2024, the FDIC proposed significant revisions to the brokered deposit regulations, including significant expansions to the definition of “deposit broker,” and significantly narrowing the primary purpose exception to “deposit broker” status. The comment period on those proposed rules has closed. In January 2025, the Acting Chairman of the FDIC issued a statement indicating that the FDIC may focus on withdrawing those proposed rules during 2025, and these proposed rules may also be subject to the presidential memorandum entitled “Regulatory Freeze Pending Review” described above. The Corporation and the Bank continue to monitor the status of those proposed rules and FDIC action and statements with respect thereto.

Other Regulations

Prompt Corrective Action. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2024, the Bank was considered “well capitalized.”

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

In 2016, the SEC and the federal banking agencies proposed rules that prohibit covered financial institutions (including bank holding companies and banks) from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees or benefits that could lead to material financial loss to the financial institution.  The proposed rules outline factors to be considered when analyzing whether compensation is excessive and whether an incentive-based compensation arrangement encourages inappropriate risks that could lead to material loss to the covered financial institution, and establishes minimum requirements that incentive-based compensation arrangements must meet to be considered to not encourage inappropriate risks and to appropriately balance risk and reward.  The proposed rules also impose additional corporate governance requirements on the boards of directors of covered financial institutions and impose additional record-keeping requirements.  The comment period for these proposed rules has closed and a final rule has not yet been published. In May 2024, the FDIC and three other federal bank regulatory agencies re-proposed the regulatory text of the 2016 proposed rules and requested comment on specific alternatives, given the passage of time since the 2016 proposed rule was issued, as well as additional supervisory experience, changes in industry practice, and other developments.  The SEC and the Federal Reserve did not join in such re-proposal.  If these proposed rules are adopted, they may restrict the way that incentive compensation is structured.

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

On September 29, 2022, FinCEN issued the final rule (the Reporting Rule) to implement the beneficial ownership reporting requirements of the CTA, which was effective January 1, 2024, and would have required reporting of beneficial ownership for entities that were formed or first registered prior to 2024 by January 1, 2025. Beginning in December 2024, U.S. federal courts issued preliminary injunctions against enforcement of the CTA, including a stay of the beneficial ownership reporting requirements pending resolution of a lawsuit challenging the CTA’s constitutionality. On February 18, 2025, the U.S. District Court for the Eastern District of Texas lifted the preliminary injunction blocking enforcement of the Reporting Rule.  Pending further court action, beneficial ownership information reporting obligations are back in effect and a majority of companies must now report by March 21, 2025.

The Corporation will continue to monitor regulatory developments related to the CTA, including future FinCEN rulemakings, and will continue to assess the ultimate impact of the CTA on the Corporation and the Bank. We cannot currently predict the nature and timing of future developments related to the Corporate Transparency Act.

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

With increased focus on cybersecurity, we are continuing to monitor legislative, regulatory and supervisory developments related thereto.  We had no material cybersecurity incidents in 2024.

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

ITEM 1A.RISK FACTORS

Investments in the Company’s securities involve risks. In addition to the other information set forth in this Annual Report on Form 10-K, including the information addressed under “Cautionary Statement Regarding Forward-Looking Statements,” investors in the Company’s securities should carefully consider the risk factors discussed below. The following discussion highlights the risks that we believe are material to the Company, but the following discussion does not necessarily include all risks that we may face, and an investor in the Company’s securities should not interpret the disclosure of a risk in the following discussion to state or imply that the risk has not already materialized. These factors could materially and adversely affect the Company’s business, financial condition, liquidity, results of operations, and capital position, and could cause the Company’s actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, in which case the trading price of the Company’s common stock could decline.

Risk Factors Related to our Lending Activities and Economic Conditions

Our business is subject to various lending and other economic risks that could adversely affect our results of operations and financial condition.

Deterioration in economic conditions could adversely affect our business. Our business is directly affected by general economic and market conditions; broad trends in industry and finance; legislative and regulatory changes; changes in governmental monetary and fiscal policies, including trade policies and tariffs; and inflation, all of which are beyond our control. Prolonged periods of inflation may impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expenses related to talent acquisition and retention, and negatively impacting the demand for our products and services. Additionally, inflation may lead to a decrease in consumer and client’s purchasing power and an increase in default rates on our loans.  Any deterioration in economic conditions, in particular a prolonged economic slowdown within our geographic region or a broader disruption in the economy, possibly as a result of a pandemic or other widespread public health emergency, acts of terrorism or outbreak of domestic or international hostilities (including the ongoing military conflicts between Russia and Ukraine and in the Middle East), could result in the following consequences, any of which could hurt our business materially: an increase in loan delinquencies; an increase in problem assets and foreclosures; a decline in demand for our products and services; a deterioration in the value of collateral for loans made by our various business segments; and changes in the fair value of financial instruments held by the Corporation or its subsidiaries.

Our earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies.

The policies of the Federal Reserve affect us significantly. The Federal Reserve regulates the supply of money and credit in the U.S. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments we hold. Those policies determine to a significant extent our cost of funds for lending and investing. Changes in those policies are beyond our control and are difficult to predict. Federal Reserve policies can also affect our borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the Federal Reserve could reduce the demand for a borrower's products and services. This could adversely affect the borrower’s earnings and ability to repay a loan, which could have an adverse effect on our financial condition and results of operations.  Alternatively, an expansion of the money supply could make it easier for a borrower to obtain a loan from another financial institution at a lower interest rate, resulting in a payoff of that borrower’s higher rate loan with us, and which could have an adverse effect on our financial condition and results of operations.

Adverse changes in economic conditions in our market areas or adverse conditions in an industry on which a local market in which we do business is dependent could adversely affect our results of operations and financial condition.

We provide full-service banking and other financial services throughout eastern and central Virginia, mortgage banking in Virginia and the surrounding states, and consumer finance activities primarily throughout the Mid-Atlantic, Midwest and Southern United States. Our lending and deposit activities are directly affected by, and our financial success depends on, economic conditions within these markets, as well as conditions in the industries on which those markets are economically dependent. A deterioration in local economic conditions or in the condition of an industry on which a local market depends, such as the U.S. military and related defense contractors and industries, could adversely affect such factors as unemployment rates, business formations and expansions and housing market conditions. Adverse developments in any of these factors could result in among other things, a decline in loan demand, a reduction in the number of credit-worthy borrowers seeking loans, an increase in delinquencies, defaults and foreclosures, an increase in classified and nonaccrual loans, a decrease in the value of loan collateral, and a decline in the financial condition of borrowers and guarantors, any of which could adversely affect our financial condition or business.

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

The Corporation also invests in the debt securities of corporate issuers, primarily financial institutions, that the Corporation views as having a strong financial position and earnings potential.  However, a deterioration in economic or other conditions in the localities in which these institutions do business in could adversely affect their financial condition and results of operations, and therefore adversely affect the value of our investments.  Additionally, the majority of the debt securities in which we have invested remained in an unrealized loss position as of December 31, 2024, due primarily to increases in interest rates after we purchased those debt securities. If the Corporation is forced to sell debt securities in an unrealized loss position for liquidity or other needs or it determines that there is credit loss with respect to any of the Corporation’s debt securities, the Corporation may be forced to recognize those losses or an impairment charge in net income.

Weakness in the secondary residential mortgage loan markets or demand for mortgage loans may adversely affect income from C&F Mortgage.

Our mortgage banking segment has historically provided a significant portion of our noninterest income by generating gains on sales of mortgage loans that we originate.  Interest rates, housing inventory, housing demand, inflation, cash buyers, new mortgage lending regulations and other market conditions, such as the number of third-party investors and their demand to purchase mortgage loans, have a direct effect on loan originations across the industry.  In particular, in the current higher interest rate environment (when compared to 2020 to 2022), our originations of mortgage loans decreased, resulting in fewer loans available to be sold to investors, which has resulted in a decrease in noninterest income that may continue into future periods, and which may occur during other periods of rising interest rates. In addition, our results of operations are affected by the amount of noninterest expenses (including for personnel and systems infrastructure) associated with mortgage banking activities.  During periods of reduced loan demand, our results of operations may be adversely affected if we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

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

On January 1, 2023, we adopted Accounting Standards Codification (ASC) Topic 326, “Financial Instruments—Credit Losses” (ASC 326), which replaced the accounting principles for the recognition of loan losses based on losses that have been incurred with a requirement to record an allowance for credit losses that represents expected credit losses over the lifetime of all loans in the Corporation’s portfolio. Under ASC 326, the Corporation’s estimate of expected credit losses is based on reasonable and supportable forecasts of future economic conditions and loan performance. While the adoption of ASC 326 does not affect ultimate loan performance or cash flows of the Corporation from making loans, recognizing an allowance based on expected credit losses may create volatility in the level of our allowance for credit losses and our results of operations, including based on volatility in economic forecasts and our expectations of loan performance in future periods, as actual results may differ materially from our estimates. If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition, and results of operations.

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

At December 31, 2024, 55 percent of our loan portfolio consisted of commercial real estate loans, which includes loans secured by apartment complexes, retail properties, and office and warehouse properties. These loans generally carry larger loan balances and involve a greater degree of financial and credit risk than home equity and residential loans. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and to borrowers in similar lines of business, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. The repayment of these loans may be dependent upon the profitability and cash flows of the business or project and therefore, events beyond our control, such as a downturn in the local economy, could adversely affect the performance of the commercial real estate loan portfolio. In addition, banking regulators examine commercial real estate lending activity with heightened scrutiny due to these reasons and may require banks with higher levels of commercial real estate loans to implement more stringent underwriting, internal controls, risk management policies, and portfolio stress testing. Banking regulators may also require us to maintain higher levels of capital due to our commercial real estate lending activity than we would otherwise be expected to maintain, which could adversely affect our business, financial condition, and results of operations.

At December 31, 2024, 21 percent of our loan portfolio consisted of consumer finance automobile loans, which includes loans to customers who have limited access to traditional automobile financing due to increased credit risk. During periods of high inflation, economic slowdown or recession, delinquencies, defaults, repossessions and losses may increase in this portfolio. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which we may sell repossessed vehicles or delay the timing of these sales. The number of delinquent loans, fluctuations in wholesale values of used automobiles and the availability of repossession agencies may impact the amount of net charge-offs experienced within the consumer finance automobile portfolio. Because our borrowers have increased credit risk, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be dramatically affected by a general economic downturn. In addition, our servicing costs may increase without a corresponding increase in our finance charge income. While we manage the higher risk inherent in loans made to these borrowers through our underwriting criteria for installment sales contracts we purchase and collection methods, we cannot guarantee that these criteria or methods will ultimately provide adequate protection against these risks.

Risk Factors Related to our Industry and Financial Markets

Our business, financial condition, and results of operations could be adversely affected by developments impacting the financial services industry, such as bank failures or concerns involving liquidity.

Events in the financial services industry, including bank closures, can cause general uncertainty and concern regarding the adequacy of liquidity of the financial services industry generally. While we rely on different sources of funding to meet potential liquidity needs, our business strategies are largely based on access to funding from customer deposits and supplemental funding provided by wholesale or other secondary liquidity sources. Deposit levels may be affected by various industry factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, conditions in the financial services industry specifically and general economic conditions that impact the amount of liquidity in the economy and savings levels, and also by factors that impact customers’ perception of our financial condition and capital and liquidity levels. Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry, or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar events, have in the past and may in the future lead to erosion of customer confidence in the banking system, deposit volatility, liquidity issues, stock price volatility, increased regulatory scrutiny, and other adverse developments. The bank closures in the first half of 2023 led to such disruption and volatility in the financial services industry generally, including deposit outflows and increasing liquidity needs at many regional banks, which led banking regulators to take extraordinary actions to insure otherwise uninsured deposit accounts at the closed banks and to permit such banks’ depositors to promptly access all funds on deposit. The response to bank closures by the U.S. Government, including the U.S. Department of the Treasury, the FDIC, and the Federal Reserve, cannot be predicted and the policies and regulations implemented in response to past bank closures cannot be expected to be extended or repeated in response to a future bank closure. The Corporation cannot predict to what extent any such steps taken by the banking regulators will be effective in calming the financial markets and financial services industry generally, preventing further bank closures, or reducing the risk of deposit outflows, and particularly sudden deposit outflows, from banks. As a result of this uncertainty, we face the potential for deposit outflows, increased borrowing and funding costs, and increased competition for liquidity, any of which could have a material adverse impact on our financial performance or financial condition.

We are subject to interest rate risk and fluctuations in interest rates may negatively affect our financial performance.

Our profitability depends in substantial part on our net interest margin, which is the difference between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits and borrowings divided by total interest-earning assets. Changes in interest rates will affect our net interest margin in diverse ways, including the pricing of loans and deposits, the levels of prepayments and asset quality. We are unable to predict actual fluctuations of market interest rates because many factors influencing interest rates, including changes in economic conditions, are beyond our control. We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes. To combat rising inflation, beginning in March 2022, the Federal Reserve began raising its benchmark federal funds interest rate at the fastest pace in over 40 years, increasing 425 basis points during 2022 and an additional 100 basis points in 2023. Although the Federal Reserve lowered the target range by 50 basis points in September 2024 and 25 basis points in both November and December 2024, the inflationary outlook in the U.S. remains uncertain and the Corporation cannot predict the timing or magnitude of future Federal Reserve monetary policy actions. If market rates rise, or remain elevated for an extended period of time, we may experience more competitive pressures to increase the rates we pay on deposits, which may result in a decrease in our net interest income, a change in the mix of noninterest and interest-bearing accounts, reduced demand for loans or increases in the rate of default on existing loans. Conversely, if market interest rates continue to decline, or if the Federal Reserve lowers the target federal funds rate further, such lower rates could limit our interest rate spread and cause yields on loans and investments to fall, which may not be fully offset by lower rates paid on deposits and adversely affect our business forecasts. Additionally, the Corporation could experience further net interest margin compression if it is unable to maintain its current level of loans outstanding by continuing to originate new loans or if it experiences a decrease in deposit balances, which would require the Corporation to seek funding from other sources at relatively higher rates of interest. It is possible that significant or unexpected changes in interest rates may take place in the future, and we cannot always accurately predict the nature or magnitude of such changes or how such changes may affect our business or results of operations.

The Corporation’s investment portfolio consists of fixed income debt securities, classified as available for sale, whose market values fluctuate with changes in interest rates.  Available for sale debt securities are carried at estimated fair value with the corresponding unrealized gains and losses recognized in other comprehensive income.  Gains or losses are only recognized in net income upon the sale of the security.  Additionally, under ASC 326 a loss is recognized for expected credit losses on available for sale debt securities or when the Corporation does not expect to recover its investment in a debt security, to the extent that the carrying amount of the security exceeds its market value.  As a result of increases in market interest rates during 2022 and 2023, the market value of the Corporation’s investment portfolio declined significantly during those periods. While the Corporation does not intend to sell any of its securities, the portfolio serves as a source of liquidity and consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors.  If the Corporation is forced to sell any of its securities while in an unrealized loss position, the loss would be recognized in net income.  Additionally, while the regulatory capital of the Corporation or the Bank is not expected to be impacted by unrealized losses on securities, tangible common equity, a non-GAAP financial measure, is reduced for unrealized losses on securities, and regulatory capital would be reduced for any losses recognized in net income.

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

Certain key applications, including our core data processing are outsourced to third party providers. If our third party providers encounter difficulties or if we have difficulty in communicating with such third parties, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations and reputation.  Additionally, in recent years banking regulators have focused on the responsibilities of financial institutions to supervise vendors and other third-party service providers.  We may have to dedicate significant resources to manage risks and regulatory burdens presented by our relationship with vendors and third-party service providers, including our data processing and cybersecurity service providers.

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

The development and use of Artificial Intelligence (“AI”) presents risks and challenges that may adversely impact our business.

We or our third-party vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents several potential risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, we may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

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

Laws and regulations, and any interpretations and applications with respect thereto, generally are intended to benefit consumers, borrowers and depositors, but not stockholders. The legislative and regulatory environment is beyond our control, may change rapidly and unpredictably and may negatively influence our revenues, costs, earnings, and capital levels. Our success depends on our ability to maintain compliance with both existing and new laws and regulations. Further, the financial services industry has recently faced more aggressive enforcement of laws at federal, state and local levels, particularly in connection with practices that they deem to harm consumers or the financial system more generally.

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

The financial services industry may be subject to new or changing legislation, regulation, and government policy, which could affect the banking industry and the broader economy.

At this time, it is difficult to predict the legislative and regulatory changes that will result from the combination of the new presidential administration and both Houses of Congress having majority memberships from the same political party. It appears that the new presidential administration will seek to implement a regulatory reform agenda that is significantly different than that of the previous administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies. Furthermore, the change in presidential administration has, and is expected to continue to, result in certain changes in the leadership and senior staffs of the federal banking agencies. Such changes are likely to impact the rulemaking, supervision, examination and enforcement priorities and policies of the agencies. In addition, changes in key personnel at the agencies that regulate such banking organizations, including the federal banking agencies, may result in differing interpretations of existing rules and guidelines and potentially different enforcement priorities. The potential impact of any changes in agency personnel, policies, priorities, regulations and interpretations on the financial services sector, including us, cannot be predicted.

The new presidential administration and Congress also may cause broader economic changes due to changes in governing ideology and governing style, as well as changes to the size, scope and operations of the federal government. These changes could have varied effects on the economy that are difficult to predict. For example, changes in trade and fiscal policy could affect broader patterns of trade and economic growth. Additionally, comprehensive changes to the federal government could be materially adverse to the regional and local economies where we conduct business and to our customers, which, in turn, could be materially adverse to our business, financial condition and results of operations.

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

As a regulated financial institution and a publicly traded company, we may face increasing scrutiny from customers, regulators, investors, and other stakeholders related to ESG practices and disclosure. Investor advocacy groups, investment funds, and influential investors are increasingly focused on these practices, especially as they relate to climate risk, hiring practices, diversity, health and safety and human rights. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact the Corporation’s reputation, ability to do business with certain partners, and stock price. Government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.  ESG-related costs, including with respect to compliance with any additional regulatory or disclosure requirements or expectations, could adversely impact our results of operations.

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

ITEM 1C.CYBERSECURITY

The Corporation considers cybersecurity a subset of information security, and as such, cybersecurity risks and controls are assessed in our information security risk assessment and managed in our Information Security Program (ISP). The ISP is developed and maintained utilizing the Federal Financial Institutions Examination Council (FFIEC) Information

Technology Examination Handbook and represents the standards, policies, procedures, and guidelines defining the Corporation’s security requirements and related activities, which includes risk management and risk assessment practices. Management has designated the Information Security Officer (ISO), along with the Systems and Information Technology (IT) Steering Committee, with implementing and monitoring the ISP. The Corporation’s IT department consists of the Chief Information Officer (CIO), who has over 40 years of experience in the IT field, including 15 with the Corporation, and other key personnel who have years of experience and various certifications related to assessing and managing cybersecurity risk. Additionally, the Corporation has established a comprehensive enterprise risk management program to monitor risks related to its operations, including cybersecurity risk, and the Corporation’s Chief Risk Officer has primary responsibility for the enterprise risk management program. Management also engages the services of third parties to assist the ISO with their tasks. The Corporation believes that risk management is a component of overall governance and that IT risk management is a component of overall risk management.

The Corporation recognizes that our overall security culture contributes to the effectiveness of our ISP. The Corporation maintains an enterprise risk management program that identifies, prioritizes and provides a formal structure for the internal and external risks that impact the organization. The Board of Directors sets the tone and direction for the Corporation’s use of IT and has identified the Audit Committee as having primary responsibility for oversight of the Corporation’s risk exposures and risk assessments and policies, including risks related to cybersecurity. The Board of Directors and Audit Committee approve and periodically review and re-approve the ISP and other IT related policies. While the Board of Directors may delegate the design, implementation, and monitoring of certain IT activities to the CIO or designee, the full Board of Directors remains responsible for overseeing IT strategies and policies, including cybersecurity. To help carry out their responsibilities, Directors, management, and all employees are periodically trained to understand IT activities and risks, including cybersecurity risks. Management, via the Systems and IT Steering Committee and ISO, or combination, provides a status report to the Board of Directors at least annually, with more frequent communications as necessary. The report describes the overall status of the ISP and material matters related to the program, including security breaches, cybersecurity assessments, cybersecurity awareness training for employees and the Board of Directors and results of incident response testing.

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

The main office of C&F Bank is located in West Point, VA. The operations center of C&F Bank, which includes the offices of the community banking segment’s loan, deposit and administrative functions, is located in Toano, Virginia.  Additionally, the community banking segment operates 30 branch offices. The community banking segment also operates four regional commercial lending offices in Virginia, three of which are situated at bank branch locations.  Of the 32 locations used as bank branches or commercial lending offices, 25 are owned by the community banking segment and seven are leased from nonaffiliates.

The mortgage banking segment’s main administrative office and a loan production office are located in Midlothian, Virginia, in a building owned by C&F Bank that also houses a branch of C&F Bank.  In addition, the mortgage banking segment has 16 loan production offices, of which four in Virginia are located in C&F Bank branches and 12 are leased from nonaffiliates, including 10 in Virginia, one in North Carolina, and one in West Virginia.

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

Thomas F. Cherry (56) President and Chief Executive Officer

Chief Executive Officer of the Corporation and C&F Bank since 2019; President of the Corporation and C&F Bank since 2014; Director of the Corporation and C&F Bank since 2015; Secretary of the Corporation and C&F Bank from 2002 to 2018; Chief Financial Officer of the Corporation and C&F Bank from 2004 to 2016

Larry G. Dillon (72) Executive Chairman

Chairman of the Board of Directors of the Corporation and C&F Bank since 1989; Chief Executive Officer of the Corporation and C&F Bank from 1989 to 2018; President of the Corporation and C&F Bank from 1989 to 2014

Jason E. Long (45) Executive Vice President, Chief Financial Officer and Secretary

Executive Vice President and Chief Financial Officer of the Corporation and C&F Bank since 2020; Senior Vice President and Chief Financial Officer of the Corporation and C&F Bank from 2016 to 2020; Secretary of the Corporation and C&F Bank since 2019

Mark A. Fox (59) President and Chief Executive Officer, C&F Mortgage

President and Chief Executive Officer of C&F Mortgage beginning January 1, 2025; Executive Vice President, Chief Operating Officer of C&F Mortgage from 2005 to 2024, Chief Financial Officer of C&F Mortgage from 1995 to 2005

S. Dustin Crone (56) President and Chief Executive Officer, C&F Finance	Chief Executive Officer of C&F Finance since 2020; President of C&F Finance since 2010

John A. Seaman, III (67) Executive Vice President and Chief Credit Officer, C&F Bank	Executive Vice President and Chief Credit Officer of C&F Bank since 2011

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is listed for trading on the NASDAQ Global Select Market of the NASDAQ Stock Market under the symbol “CFFI.” As of February 24, 2025, there were approximately 2,500 shareholders of our common stock. As of that date, the closing price of our common stock on the NASDAQ Global Select Stock Market was $76.29.

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

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors authorized a program, effective January 1, 2024 through December 31, 2024, to repurchase up to $10.0 million of the Corporation’s common stock (the 2024 Repurchase Program). As of December 31, 2024, the Corporation made aggregate common stock repurchases of 160,694 shares, or $7.9 million, under the 2024 Repurchase Program.

The Corporation’s Board of Directors authorized a program, effective January 1, 2025 through December 31, 2025, to repurchase up to $5.0 million of the Corporation’s common stock (the 2025 Repurchase Program). Repurchases under the 2025 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under repurchase programs, if any, will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions, and there is no assurance that the Corporation will purchase any shares under repurchase programs.

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended December 31, 2024.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
	Shares Purchased[1]	per Share	Programs	Programs
October 1, 2024 - October 31, 2024	9,629	$60.86	9,600	$2,146,531
November 1, 2024 - November 30, 2024	1,500	$62.89	1,500	$2,052,191
December 1, 2024 - December 31, 2024	4,592	$71.95	—	$—
Total	15,721	$64.29	11,100
1	During the three months ended December 31, 2024, 4,621 shares were withheld upon the vesting of restricted shares granted to employees of the Corporation and its subsidiaries in order to satisfy tax withholding obligations.

Five-Year Stock Performance

The following graph compares the yearly cumulative total shareholder return on the common stock of the Corporation with the yearly cumulative total shareholder return on stock included in (1) the NASDAQ Composite Index and (2) a group of peer commercial financial institutions identified by the Corporation for 2024 (the 2024 Peer Group) and for 2023 (the 2023 Peer Group).  The graph assumes $100 invested on December 31, 2019 in the Corporation, the NASDAQ Composite Index and the Peer Group, and shows the total return on such an investment as of December 31, 2024, assuming reinvestment of dividends.  There can be no assurance that the Corporation’s stock performance in the future will continue with the same or similar trends depicted in the graph below.

Total Return Performance
C&F Financial Corporation
NASDAQ Composite Index
2024 Peer Group
2023 Peer Group
Index Value
250
200
150
100
50
0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

	Period Ending
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
C&F Financial Corporation	100.00	70.12	99.74	117.17	141.41	152.50
NASDAQ Composite Index	100.00	144.92	177.06	119.45	172.77	223.87
2024 Peer Group	100.00	77.82	105.22	104.82	102.58	113.87
2023 Peer Group	100.00	77.91	103.83	104.87	103.95	114.02

The 2024 Peer Group consists of entities that meet the following criteria: (i) publicly-traded commercial financial institution headquartered in Virginia, Maryland, North Carolina, South Carolina, Tennessee, Pennsylvania, New Jersey, Ohio, Indiana, Georgia, Florida, and Alabama (excluding certain large metropolitan areas that are not similar to the economic markets served by the Corporation) and (ii) total assets as of December 31, 2023 of between $1.2 billion and $5.0 billion. The 2024 Peer Group consisted of 48 publicly-traded commercial financial institutions with a median asset size of $2.2 billion based on total assets as of December 31, 2023. Performance of the 2024 Peer Group is presented on a weighted basis according to each peer financial institution’s market capitalization as of December 31, 2019.

The following financial institutions were included in the 2024 Peer Group:

ACNB Corporation	First Bank	Norwood Financial Corp.
AmeriServ Financial, Inc.	First Community Bankshares, Inc.	Ohio Valley Banc Corp.
Blue Ridge Bankshares, Inc.	First Community Corporation	Old Point Financial Corporation
Capital City Bank Group, Inc.	First National Corporation	Penns Woods Bancorp, Inc.
Carter Bankshares, Inc.	First Savings Financial Group, Inc.	Peoples Bancorp of North Carolina, Inc.
CB Financial Services, Inc.	First United Corporation	Peoples Financial Services Corp.
CF Bankshares Inc.	Franklin Financial Services Corporation	Primis Financial Corp.
Citizens & Northern Corp.	FVCBankcorp, Inc.	Princeton Bancorp, Inc.
Citizens Financial Services, Inc.	HomeTrust Bancshares, Inc.	Richmond Mutual Bancorporation, Inc.
Civista Bancshares, Inc.	John Marshall Bancorp, Inc.	River Financial Corporation
Colony Bankcorp, Inc.	LCNB Corp.	SB Financial Group, Inc.
Eagle Financial Services, Inc.	LINKBANCORP Inc.	Security Federal Corporation
ESSA Bancorp Inc.	MainStreet Bancshares, Inc.	SmartFinancial, Inc.
F & M Bank Corp.	MetroCity Bankshares, Inc.	Southern First Bancshares, Inc.
Farmers & Merchants Bancorp, Inc.	Middlefield Banc Corp.	Southern States Bancshares, Inc.
Fidelity D & D Bancorp, Inc.	National Bankshares, Inc.	Virginia National Bankshares Corporation

Previously, the Corporation reported a different group of peer companies. In 2024, the Corporation changed the composition of the peer group used to evaluate financial performance of the Corporation primarily to reflect consolidation within the banking industry. The 2023 Peer Group consisted of entities that met the following criteria: (i) publicly-traded commercial financial institution headquartered in Virginia, Maryland, North Carolina, West Virginia, South Carolina, Tennessee, Pennsylvania, New Jersey, Ohio, Indiana, Georgia, Florida and Alabama (excluding certain large metropolitan areas that are not similar to the economic markets served by the Corporation)  and (ii) total assets as of December 31, 2022 of between $1.2 billion and $5.0 billion. The 2023 Peer Group consisted of 53 publicly-traded commercial financial institutions with a median asset size of $2.2 billion based on total assets as of December 31, 2022. Performance of the 2023 Peer Group is presented on a weighted basis according to each peer financial institution’s market capitalization as of December 31, 2019.

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

TABLE 1: Financial Performance Highlights

(Dollars in thousands, except for per share data)	Year Ended December 31,
	2024	2023	2022
Net Income (Loss):
Community Banking	$20,284	$22,928	$24,374
Mortgage Banking	1,108	465	1,210
Consumer Finance	1,414	2,879	6,831
Other	(2,888)	(2,526)	(3,046)
Consolidated net income	$19,918	$23,746	$29,369

Adjusted net income[1]	$19,993	$23,746	$26,990

Earnings per share - basic and diluted	$6.01	$6.92	$8.29
Adjusted earnings per share - basic and diluted[1]	$6.03	$6.92	$7.61

Return on average equity	9.02%	11.68%	14.84%
Adjusted return on average equity[1]	9.05%	11.68%	13.64%
Return on average assets	0.80%	0.99%	1.27%
Adjusted return on average assets[1]	0.80%	0.99%	1.16%
Return on average tangible common equity (ROTCE)[1]	10.37%	13.58%	17.31%
Adjusted ROTCE[1]	10.41%	13.58%	15.92%
1	Refer to “Use of Certain Non-GAAP Financial Measures,” below, for information about these non-GAAP financial measures, including a reconciliation to the most directly comparable financial measures calculated in accordance with U.S. Generally Accepted Accounting Principles (GAAP).

The Corporation uses adjusted net income, which is a non-GAAP measure of financial performance, to provide meaningful information about operating performance by excluding the effects of certain items that management does not expect to have an ongoing impact on consolidated net income. Adjusted net income for 2024 and 2022 excludes the effects of asset disposal activity related to branch consolidation, and a change in accounting policy election related to the fair value of certain equity investments, as applicable. No such effects impacted the Corporation’s financial results for the year ended December 31, 2023. For further information regarding non-GAAP measures, including the impact of the above items on each year, refer to “Use of Certain Non-GAAP Financial Measures” and the accompanying disclosure below within this Item 7.

Consolidated net income and earnings per share were $19.9 million and $6.01, respectively, for the year ended December 31, 2024, compared to $23.7 million and $6.92, respectively, for the year ended December 31, 2023.  Adjusted net income and adjusted earnings per share were $20.0 million and $6.03, respectively, for the year ended December 31, 2024, compared to $23.7 million and $6.92, respectively, for the year ended December 31, 2023.  The decrease in consolidated net income for 2024 compared to 2023 was due primarily to lower net income at the community banking and consumer finance segments, partially offset by an increase in net income at the mortgage banking segment. The decrease in earnings per share for 2024 compared to 2023 was due primarily to lower net income, partially offset by fewer shares outstanding, primarily as a result of share repurchases pursuant to a common stock repurchase program authorized by the Board of Directors of the Corporation.

A discussion of the performance of our business segments is included under the heading “Business Segments” in the “Results of Operations” section of this discussion and analysis.

Key factors affecting comparisons for the years ended December 31, 2024 and 2023 are as follows.

●	Community banking segment loans grew $180.0 million, or 14.1 percent;
●	Consumer finance segment loans decreased $1.7 million, or less than one percent;
●	Deposits increased $104.7 million, or 5.1 percent;
●	Consolidated net interest margin was 4.12 percent, compared to 4.31 percent;
●	Community banking segment provision for credit losses was $1.7 million, compared to $1.6 million;
●	Consumer finance segment provision for credit losses was $11.6 million, compared to $6.7 million;
●	Consumer finance segment net charge-offs were 2.62 percent, compared to 1.99 percent; and
●	Mortgage banking segment loan originations increased $29.0 million, or 5.8 percent.

Discussion of consolidated net income and earnings per share for the year ended December 31, 2022 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Overview” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 27, 2024, and is incorporated herein by reference.

Capital Management and Dividends

Total equity was $227.0 million at December 31, 2024, compared to $217.5 million at December 31, 2023.   Under regulatory capital standards, the Corporation’s tier 1 risk-based capital and total risk-based capital ratios at December 31, 2024 were 11.9 percent and 14.1 percent, respectively, compared to 12.6 percent and 14.8 percent, respectively, at December 31, 2023.

Total consolidated equity increased $9.5 million at December 31, 2024 compared to December 31, 2023, due primarily to net income, partially offset by share repurchases and dividends paid on the Corporation’s common stock.  The Corporation’s securities available for sale are fixed income debt securities, and their unrealized loss position, a component of other comprehensive income, is a result of increased market interest rates since they were purchased. The Corporation expects to recover its investments in debt securities through scheduled payments of principal and interest. Unrealized losses are not expected to affect the earnings or regulatory capital of the Corporation or C&F Bank. The accumulated other comprehensive loss related to the Corporation’s securities available for sale, net of deferred income taxes, decreased to $23.7 million at December 31, 2024, compared to $25.0 million at December 31, 2023 due primarily to fluctuations in debt security market interest rates and a decrease in the balance of securities available for sale as a result of maturities, calls and paydowns outpacing purchases.

The Corporation’s Board of Directors continued its historical practice of paying dividends in 2024. For each of the years ended December 31, 2024 and 2023, the Corporation declared dividends of $1.76 per share. The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital levels and requirements and expected future earnings. In making its decision on the payment of dividends on the Corporation’s common stock, the Corporation’s Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, growth expectations and other factors.

In November 2022, the Board of Directors of the Corporation authorized a program, effective December 1, 2022 through December 31, 2023, to repurchase up to $10.0 million of the Corporation’s common stock (the 2022 Repurchase Program). During the years ended December 31, 2023 and 2022, the Corporation repurchased 127,364 shares, or $7.1 million, and 7,963 shares, or $454,000, of its common stock under the 2022 Repurchase Program, respectively.

In December 2023, the Board of Directors authorized a program, effective January 1, 2024 through December 31, 2024, to repurchase up to $10.0 million of the Corporation’s common stock (the 2024 Repurchase Program). During the year ended December 31, 2024, the Corporation repurchased 160,694 shares, or $7.9 million, of its common stock under the 2024 Repurchase Program.

In December 2024, the Board of Directors authorized a new program, effective January 1, 2025 through December 31, 2025, to repurchase up to $5.0 million of the Corporation’s common stock (the 2025 Repurchase Program). Repurchases under the 2025 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and shares repurchased will be returned to the status of authorized and unissued shares of common stock.

At December 31, 2024, the book value per share of the Corporation’s common stock was $70.00, and tangible book value per share, a non-GAAP measure, was $61.86, compared to $64.28 and $56.40 respectively, at December 31, 2023.  Refer to “Use of Certain Non-GAAP Financial Measures,” below, for information about non-GAAP financial measures, including a reconciliation to the most directly comparable financial measures calculated in accordance with GAAP.

2025 Outlook

Economic and regulatory uncertainties will continue in 2025 and interest rate movements remain highly uncertain, with forecasts from industry experts and the Federal Reserve varying. We are preparing for multiple scenarios and the possible impacts of each on all our lines of business. This includes remaining focused on maintaining our strong balance sheet, managing margins, maintaining strong liquidity and capital positions, and pursuing disciplined growth all through the following areas:

●	Marketing and brand recognition: We’ve begun a new three-year strategic marketing plan, developed in partnership with an industry-leading marketing firm, to increase our visibility in metro markets including Richmond, Williamsburg, Fredericksburg, and Charlottesville.

●	Cross-company collaboration: Building and strengthening customer relationships through enhanced cross-selling efforts and leveraging the professional expertise of loyal and long-term teammates across our subsidiaries has been and will remain a strategic initiative.

●	People: Recruiting, retaining, and growing a committed workforce remains a top priority. Continuing to enhance career development programs, offering highly competitive benefits, and fostering a culture of inclusion and engagement are all crucial to our goal of being a perpetual employer of choice.

●	Efficiency and technology: Investments are being made in technology, such as upgraded lending systems and AI-powered tools, to enhance our customers’ experiences and our operational efficiency. We will continue to invest in systems that deliver more convenient and secure experiences for our customers.

●	Risk management: Maintaining strong credit discipline, proactively combatting all types of fraud, and mitigating cybersecurity risks are integral to our strategy. Keys to success include continued investment in state-of-the-art systems as well as ongoing fraud and cybersecurity awareness measures for both our teammates and customers.

We believe the Corporation’s diversified business model, including community banking, mortgage banking, and consumer finance, provides a strong foundation in times of volatility. Additional factors that could influence our financial performance in 2025 in our business segments include:

●	Community Banking: C&F Bank delivered solid loan and deposit growth in 2024 with loans outstanding increasing by 14.1% and customer deposits increasing by 5.1%. Loan and deposit growth will remain a priority in 2025. We also made several successful targeted adjustments to our retail branch footprint in 2024 to drive growth. We relocated our Brandermill office in Chesterfield County to a superior, more visible location on Hull Street and opened a new branch in Colonial Heights. These locations are already delivering good results, and we expect that to accelerate in 2025. In addition, we successfully closed our Hampton branch with minimal loss of customer deposits, reflecting our commitment and ability to make our retail network more efficient. Increasing efficiency throughout this segment will be a focus in 2025. C&F Wealth Management (included in the results of the community banking segment) will transition to a team-based structure to further enhance customer relationships and operational efficiency.

●	Mortgage Banking: We will continue to face headwinds from higher mortgage interest rates and low inventory of homes for sale. C&F Mortgage will seek to improve profitability by improving operating efficiencies, increasing loan production by focusing on retention and recruitment of loan officers, and growing revenues at Lender Solutions, a division that provides certain mortgage loan origination functions as a service to other financial institutions.

●	Consumer Finance: Higher charge-offs, as asset quality returned to pre-pandemic levels, and volatile interest rates weighed on profitability at C&F Finance in 2024 and will continue in 2025. We will continue to closely monitor economic and industry conditions, especially the volume of car sales and the values of used car sales and their impact on growth and charge-offs. Continued focus on additional efficiencies and leveraging investments in technology, combined with aggressive business development strategies, will be key to increasing profitability in 2025.

In addition, the recent change in U.S. presidential administration may lead to potentially significant changes to the existence, priorities, scope, practices and/or staffing levels of various regulatory agencies, which may have significant effects on our business and economic and market conditions generally.  We will be closely monitoring these potential changes and cannot predict their ultimate timing or scope.  For more information, see Part I, Item 1. “Business” under the heading “Regulation and Supervision” and Part I, Item 1A. “Risk Factors.”

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

Goodwill: The Corporation’s goodwill was recognized in connection with past business combinations and is reported at the community banking segment and the consumer finance segment. The Corporation reviews the carrying value of goodwill at least annually or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Corporation may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Corporation elects to bypass the qualitative assessment or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying value to determine whether an impairment exists. In the last evaluation of goodwill at the community banking segment and the consumer finance segment, which was the annual evaluation in the fourth quarter of 2024, the Corporation concluded that no impairment existed based on an assessment of qualitative factors.

For further information concerning accounting policies, refer to Item 8. “Financial Statements and Supplementary Data” under the heading “Note 1: Summary of Significant Accounting Policies.”

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for each of the years ended December 31, 2024, 2023 and 2022. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented. Average balances of securities available for sale are included at amortized cost. Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect.

Accretion and amortization of fair value purchase adjustments related to business combinations are included in the computation of yields on loans and investments and on the costs of deposits and borrowings. The accretion contributed approximately 4 basis points and 3 basis points to the yields on community banking segment loans and total loans, respectively, and 3 basis points to both the yield on interest earning assets and net interest margin for the year ended December 31, 2024, compared to approximately 8 basis points and 6 basis points to the yields on community banking segment loans and total loans, respectively, and 4 basis points to both the yield on interest earning assets and net interest margin for the year ended December 31, 2023, and approximately 15 basis points and 10 basis points to the yields on community banking segment loans and total loans, respectively, and 7 basis points to both the yield on interest earning assets and net interest margin for the year ended December 31, 2022.

TABLE 2: Average Balances, Income and Expense, Yields and Rates

	2024			2023			2022
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$335,647	$7,563	2.25%	$428,895	$9,110	2.12%	$415,669	$7,620	1.83%
Tax-exempt	119,978	4,516	3.76	108,006	3,600	3.33	77,052	2,054	2.67
Total securities	455,625	12,079	2.65	536,901	12,710	2.37	492,721	9,674	1.96
Loans:
Community banking segment	1,378,131	75,707	5.49	1,214,143	62,188	5.12	1,076,948	46,510	4.32
Mortgage banking segment	30,737	1,897	6.17	25,598	1,695	6.62	46,185	2,036	4.41
Consumer finance segment	476,775	49,684	10.42	473,885	47,263	9.97	431,470	42,441	9.84
Total loans	1,885,643	127,288	6.75	1,713,626	111,146	6.49	1,554,603	90,987	5.85
Interest-bearing deposits in other banks	37,238	1,374	3.69	35,351	1,245	3.52	153,398	1,278	0.83
Total earning assets	2,378,506	140,741	5.92	2,285,878	125,101	5.47	2,200,722	101,939	4.63
Allowance for credit losses	(40,736)			(41,047)			(40,878)
Total non-earning assets	156,726			148,666			159,839
Total assets	$2,494,496			$2,393,497			$2,319,683

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$327,700	$2,170	0.66%	$354,643	$2,134	0.60%	$350,996	$1,063	0.30%
Savings and money market deposit accounts	476,707	4,424	0.93	526,634	3,141	0.60	621,552	1,165	0.19
Certificates of deposit	767,721	31,465	4.10	541,252	15,112	2.79	392,579	2,996	0.76
Total interest-bearing deposits	1,572,128	38,059	2.42	1,422,529	20,387	1.43	1,365,127	5,224	0.38
Borrowings:
Repurchase agreements	27,754	456	1.64	32,393	399	1.23	35,544	180	0.51
Other borrowings	91,713	4,304	4.69	116,908	5,644	4.83	55,701	2,486	4.46
Total borrowings	119,467	4,760	3.98	149,301	6,043	4.05	91,245	2,666	2.92
Total interest-bearing liabilities	1,691,595	42,819	2.53	1,571,830	26,430	1.68	1,456,372	7,890	0.54
Noninterest-bearing demand deposits	536,828			575,452			624,581
Other liabilities	45,217			42,954			40,854
Total liabilities	2,273,640			2,190,236			2,121,807
Equity	220,856			203,261			197,876
Total liabilities and equity	$2,494,496			$2,393,497			$2,319,683
Net interest income		$97,922			$98,671			$94,049
Interest rate spread			3.39%			3.79%			4.09%
Interest expense to average earning assets			1.80%			1.16%			0.36%
Net interest margin			4.12%			4.31%			4.27%

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

TABLE 3: Rate-Volume Recap

	2024 from 2023			2023 from 2022
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest income:
Loans:
Community banking segment	$4,712	$8,807	$13,519	$9,288	$6,390	$15,678
Mortgage banking segment	(121)	323	202	781	(1,122)	(341)
Consumer finance segment	2,133	288	2,421	571	4,251	4,822
Securities:
Taxable	530	(2,077)	(1,547)	1,241	249	1,490
Tax-exempt	492	424	916	589	957	1,546
Interest-bearing deposits in other banks	61	68	129	1,557	(1,590)	(33)
Total interest income	7,807	7,833	15,640	14,027	9,135	23,162
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	204	(168)	36	1,060	11	1,071
Savings and money market deposit accounts	1,606	(323)	1,283	2,182	(206)	1,976
Certificates of deposit	8,647	7,706	16,353	10,611	1,505	12,116
Total interest-bearing deposits	10,457	7,215	17,672	13,853	1,310	15,163
Borrowings:
Repurchase agreements	120	(63)	57	236	(17)	219
Other borrowings	(159)	(1,181)	(1,340)	222	2,936	3,158
Total interest expense	10,418	5,971	16,389	14,311	4,229	18,540
Change in net interest income	$(2,611)	$1,862	$(749)	$(284)	$4,906	$4,622

Net interest income, on a taxable-equivalent basis, for 2024 decreased to $97.9 million, compared to $98.7 million for 2023, due primarily to a decrease in net interest margin, partially offset by higher average balances of earning assets. Average earning assets grew $92.6 million, or 4.1 percent, to $2.38 billion for 2024 compared to $2.29 billion for 2023, and net interest margin decreased 19 basis points to 4.12 percent in 2024 compared to 4.31 percent in 2023. Net interest margin decreased due primarily to an increase in costs of interest-bearing deposits and a shift to higher cost deposits, partially offset by an increase in yields and balances of earning assets and a change in the mix of securities and loans. The Federal Reserve Bank increased the target federal funds interest rate from an upper limit of 4.50 percent at December 31, 2022 to 5.50 percent by December 31, 2023, where it remained unchanged until September 2024, and decreased it to 4.50 percent by December 31, 2024. The yield on interest-earning assets and cost of interest-bearing liabilities increased by 45 basis points and 85 basis points, respectively, for 2024, compared to 2023.

Average loans, which includes both loans held for investment and loans held for sale, increased $172.0 million to $1.89 billion for 2024, compared to $1.71 billion for 2023. Average loans held for investment at the community banking segment increased $164.0 million, or 13.5 percent, to $1.38 billion for 2024, compared to $1.21 billion for 2023, due primarily to growth in the construction, commercial real estate and residential mortgage segments of the loan portfolio. Average loans held for investment at the consumer finance segment increased $2.9 million, or one percent, to $476.8 million for 2024, compared to $473.9 million for 2023, due primarily to higher average balances of marine and RV loans. Average loans at the mortgage banking segment, which consist primarily of loans held for sale, increased $5.1 million, or 20.1 percent, to $30.7 million for 2024, compared to $25.6 million for 2023, due primarily to higher mortgage loan production volume in 2024 compared to 2023.

The community banking segment average loan yield increased 37 basis points to 5.49 percent for 2024, compared to 5.12 percent for 2023, due primarily to the effects of the higher interest rate environment. The consumer finance segment average loan yield increased 45 basis points to 10.42 percent for 2024, compared to 9.97 percent for 2023, due primarily to the effects of the higher interest rate environment, partially offset by the effects of growth in loans to borrowers with stronger credit-worthiness at origination, which have lower yields. The mortgage banking segment average loan yield decreased 45 basis points to 6.17 percent for 2024, compared to 6.62 percent for 2023, due primarily to changes in the mix of mortgage loan products originated and fluctuations in market interest rates.

Average securities available for sale decreased $81.3 million to $455.6 million for 2024, compared to $536.9 million for 2023, due primarily to maturities, calls and paydowns outpacing purchases. The average yield on the securities portfolio on a taxable-equivalent basis increased 28 basis points to 2.65 percent for 2024, compared to 2.37 percent for 2023, due primarily to the higher interest rate environment and the maturity of lower-yielding securities.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the Federal Reserve Bank, increased $1.8 million to $37.2 million for 2024, compared to $35.4 million for 2023. The average yield on interest-bearing deposits in other banks increased 17 basis points to 3.69 percent for 2024, compared to 3.52 percent for 2023 due to the higher interest rate environment during the majority of 2024 compared to 2023.

Average savings and money market and interest-bearing demand deposits combined decreased $76.9 million to $804.4 million for 2024, compared to $881.3 million for 2023, and average noninterest-bearing demand deposits decreased $38.7 million to $536.8 million for 2024, compared to $575.5 million for 2023. Average time deposits increased $226.4 million to $767.7 million for 2024, compared to $541.3 million for 2023. The decreases in non-time deposits and increase in time deposits are due primarily to customers seeking higher yielding opportunities as a result of higher interest rates paid on time deposits. The average cost of interest-bearing deposits increased 99 basis points to 2.42 percent for 2024, compared to 1.43 percent for 2023, due primarily to higher rates on money market and time deposits, a shift in composition towards time deposits amid the higher interest rate environment and increased competition for deposits.

Average borrowings decreased $29.8 million to $119.5 million for 2024, compared to $149.3 million for 2023, due primarily to fluctuations in repurchase agreements and net paydowns of Federal Home Loan Bank of Atlanta (FHLB) advances. The average cost of borrowings decreased 7 basis points to 3.98 percent for 2024 compared to 4.05 percent for 2023, due primarily to a shift in the mix of borrowings related to paydowns of higher-rate short-term borrowings, partially offset by the effects of higher interest rates.

The Corporation believes that the effects of declining market interest rates, if continued into 2025, could adversely affect its net interest margin in the short term as its assets typically reprice downward more quickly than its deposits and borrowings. The Corporation also believes any such adverse impacts could be somewhat mitigated by renewals of fixed rate loans originated during periods of lower interest rates and purchases of securities available for sale in the current higher interest rate environment. The ultimate effect of these factors on the Corporation’s net interest margin will also depend on other factors, including the Corporation’s ability to grow loans at the community banking and consumer finance segments, to compete for deposits, and the extent of its reliance on borrowings. The Corporation gives no assurance as to the timing or extent of changes in market interest rates or the impact of those changes or any other factor on the Corporation's ability to compete for loans and deposits or on its net interest margin. If market interest rates were to rise, net interest margin could be positively affected in the short term as the Corporation generally expects its assets to reprice upward more quickly than its deposits and borrowings.

Discussion of net interest income for the year ended December 31, 2022 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Net Interest Income” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 27, 2024, and is incorporated herein by reference.

NONINTEREST INCOME

TABLE 4: Noninterest Income

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Gains on sales of loans	$6,064	$5,780	7,498
Interchange income	6,178	6,187	$6,030
Service charges on deposit accounts	4,288	4,330	4,306
Unrealized gain (loss) on investments held in rabbi trust	1,319	2,301	(3,256)
Wealth management services income, net	2,993	2,564	2,442
Mortgage banking fee income	2,286	2,110	2,931
Other service charges and fees	1,901	1,643	1,577
Mortgage lender services income	2,049	2,048	1,667
Investment income from other equity interests	960	677	3,138
Net losses on sales, maturities and calls of available for sale securities	—	(5)	—
Other income, net	2,500	1,980	2,879
Total noninterest income	$30,538	$29,615	$29,212

Total noninterest income increased $923,000, or 3.1 percent, for the year ended December 31, 2024, compared to the year ended December 31, 2023.  The increase in noninterest income was due primarily to higher wealth management services income as assets under management increased, higher volume of mortgage loan production which resulted in higher gains on sales of loans and higher mortgage banking fee income, higher investment income from other equity interests, and higher other income from bank owned life insurance policies, partially offset by fluctuations in unrealized gains and losses on investments held in the rabbi trust.

The Corporation uses a rabbi trust to fund liabilities under its nonqualified deferred compensation plan. Unrealized gains and losses on investments held in the Corporation’s rabbi trust are offset by changes in deferred compensation liabilities, recorded in salaries and employee benefits expense.

Discussion of noninterest income for the year ended December 31, 2022 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Noninterest Income” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 27, 2024, and is incorporated herein by reference.

NONINTEREST EXPENSE

TABLE 5: Noninterest Expense

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Salaries and employee benefits:
Compensation, payroll taxes and employee benefits	$52,259	$52,575	$51,123
Increase (decrease) in nonqualified deferred compensation plan liabilities	1,319	2,301	(3,256)
Total salaries and employee benefits	53,578	54,876	47,867

Occupancy expense	8,397	7,993	8,564
Data processing	11,314	10,874	10,514
Professional fees	3,611	2,752	2,767
Loan processing and collection expenses	2,661	3,317	3,978
Insurance expense	1,832	1,659	1,049
Marketing and advertising expenses	1,213	1,548	1,805
Other expenses:
Telecommunication expenses	1,529	1,330	1,368
Postage and courier expenses	1,049	994	881
Licenses and taxes expense	1,004	918	975
Travel and educational expenses	994	1,272	1,393
Other real estate owned losses and expense, net	218	—	2
Other components of net periodic pension cost	(532)	(452)	(1,198)
Provision for indemnifications	(460)	(585)	(858)
All other noninterest expenses	3,522	3,387	3,433
Total other noninterest expenses	7,324	6,864	5,996
Total noninterest expense	$89,930	$89,883	$82,540

Total noninterest expense increased $47,000, or less than one percent, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in noninterest expenses was due primarily to higher professional fees and data processing expenses related to investments in operational technology and higher occupancy expense related to branch network improvements, partially offset by changes in deferred compensation liabilities and lower loan processing and collection expenses, due primarily to efficiency initiatives within the collections department of the consumer finance segment.

Changes in deferred compensation liabilities are related to the Corporation’s nonqualified plan which are offset by unrealized gains and losses on investments held in the Corporation’s rabbi trust, and are recorded in noninterest income.

Discussion of noninterest expense for the year ended December 31, 2022 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Noninterest Expense” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 27, 2024, and is incorporated herein by reference.

INCOME TAXES

Income tax expense on 2024 earnings was $4.2 million, resulting in an effective tax rate of 17.5 percent, compared with $5.4 million, or 18.6 percent, in 2023. The Corporation’s consolidated effective tax rate for the year ended December 31, 2024 was lower compared to the year ended December 31, 2023 due primarily to tax benefits of tax-exempt income that was higher as a percentage of pre-tax income in 2024 compared to 2023, lower state income taxes in 2024 as a greater share of income before taxes was earned at C&F Bank, which is not subject to state income tax but rather state franchise tax, which is included in noninterest expense, and an increase in the tax benefit in 2024, compared to 2023, related to the appreciation of vested equity awards since the time they were granted.

Discussion of income taxes for the year ended December 31, 2022 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Income Taxes” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 27, 2024, and is incorporated herein by reference.

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

TABLE 6: Community Banking Segment Operating Results

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Interest income	$87,600	$74,949	$56,782
Interest expense	40,498	24,184	5,532
Net interest income before allocation	47,102	50,765	51,250
Net interest allocation[1]	24,456	23,438	15,786
Net interest income	71,558	74,203	67,036
Provision for credit losses	1,650	1,625	(600)
Net interest income after provision for credit losses	69,908	72,578	67,636
Noninterest income:
Interchange income	6,178	6,187	6,030
Service charges on deposit accounts	4,354	4,390	4,366
Wealth management services income, net	2,993	2,564	2,442
Other service charges and fees	1,899	1,640	1,573
Investment income from other equity interests	960	677	3,138
Other income, net	1,339	1,007	1,701
Total noninterest income	17,723	16,465	19,250
Noninterest expense:
Salaries and employee benefits	36,252	36,005	33,771
Occupancy expense	6,887	6,353	6,634
Data processing	8,927	8,564	7,889
Professional fees	2,834	2,149	2,121
Insurance expense	1,575	1,396	858
Marketing and advertising expenses	748	1,075	1,185
Loan processing and collection expenses	256	248	199
Other expenses	5,395	5,023	4,061
Total noninterest expenses	62,874	60,813	56,718
Income before income taxes	24,757	28,230	30,168
Income tax expense	4,473	5,302	5,794
Net income	$20,284	$22,928	$24,374
1	Interest expense is allocated to the mortgage banking and consumer finance segments through borrowings from the community banking segment.

Net income for the community banking segment was $20.3 million for the year ended December 31, 2024, compared to $22.9 million for the year ended December 31, 2023. Adjusted net income for the community banking segment, which excludes the effects of real estate disposal activity related to branch consolidation, was $20.4 million for the year ended December 31, 2024, compared to $22.9 million for the year ended December 31, 2023. The decrease in community banking segment net income for the year ended December 31, 2024 compared to the year ended December 31, 2023 was due primarily to:

●	higher interest expense resulting from higher rates on deposits and higher average balances of interest-bearing deposits, partially offset by lower average balances of borrowings;
●	higher data processing and consulting costs related to investments in operational technology to improve resilience, efficiency and customer experience;
●	higher occupancy expense related to branch network improvements, including the relocation of a branch and the opening of a new branch; and
●	higher salaries and employee benefits expense, which have generally increased in line with market conditions, offset in part by a reduction in headcount through attrition;

partially offset by:

●	higher interest income resulting from higher average balances of loans and the effects of higher interest rates on asset yields, offset in part by lower average balances of securities;
●	higher wealth management services income due primarily to higher balances of assets under management;
●	higher other income from bank owned life insurance policies; and
●	higher investment income from other equity investments.

Net interest income for the community banking segment decreased $2.6 million for the year ended December 31, 2024, compared to the year ended December 31, 2023 due primarily to a decrease in net interest margin, partially offset by higher average balances of earning assets. Interest income allocated to the community banking segment includes interest income on loans to the consumer finance and mortgage banking segments. These transactions are eliminated to reach consolidated totals.

Community banking segment loans, excluding loans to the consumer finance and mortgage banking segments, increased $180.0 million, or 14.1 percent, to $1.5 billion at December 31, 2024, compared to $1.3 billion at December 31, 2023, due primarily to growth in the commercial real estate, construction, land acquisition and development and residential mortgage segments of the loan portfolio. Deposits increased $104.7 million, or 5.1 percent, to $2.2 billion at December 31, 2024, compared to $2.1 billion at December 31, 2023.

The community banking segment recorded a provision for credit losses of $1.7 million for the year ended December 31, 2024, compared to $1.6 million for the year ended December 31, 2023, due primarily to growth in the loan portfolio. Management believes that the level of the allowance for credit losses is adequate to reflect the net amount expected to be collected.

Discussion of the community banking segment for the year ended December 31, 2022 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Business Segments” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 27, 2024, and is incorporated herein by reference.

Mortgage Banking:  The following table presents the mortgage banking operating results for the periods indicated.

TABLE 7: Mortgage Banking Segment Operating Results

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Interest income	$1,897	$1,695	$2,036
Interest expense	—	—	—
Net interest income before allocation	1,897	1,695	2,036
Net interest allocation[1]	(796)	(612)	(662)
Net interest income	1,101	1,083	1,374
Provision for credit losses	—	—	32
Net interest income after provision for credit losses	1,101	1,083	1,342
Noninterest income:
Gains of sales of loans	6,421	5,845	7,963
Mortgage banking fee income	2,458	2,254	3,083
Mortgage lender services fee income	2,059	2,048	1,667
Other income	85	51	106
Total noninterest income	11,023	10,198	12,819
Noninterest expense:
Salaries and employee benefits	7,069	6,996	7,599
Occupancy expense	890	1,005	1,271
Data processing	1,012	1,008	1,137
Loan processing and collection expenses	917	1,047	1,683
Marketing and advertising expenses	426	428	518
Professional fees	103	101	180
Insurance expense	111	128	61
Provision for indemnifications	(460)	(585)	(858)
Other expenses	528	560	989
Total noninterest expenses	10,596	10,688	12,580
Income before income taxes	1,528	593	1,581
Income tax expense	420	128	371
Net income	$1,108	$465	$1,210
1	Interest expense is allocated to the mortgage banking segment through borrowings from the community banking segment.

The mortgage banking segment reported net income of $1.1 million for the year ended December 31, 2024, compared to $465,000 for the year ended December 31, 2023, due primarily to:

●	higher gains on sales of loans and higher mortgage banking fee income due to higher volume of mortgage loan originations; and
●	lower occupancy expenses due to an effort to reduce overhead costs;

partially offset by:

●	lower reversal of provision for indemnifications; and
●	higher variable expenses tied to mortgage loan origination volume such as commissions and bonuses, reported in salaries and employee benefits.

The following table presents mortgage loan originations and mortgage loans sold for the periods indicated.

TABLE 8: Mortgage Loan Originations

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Mortgage loan originations:
Purchases	$477,550	$446,071	$591,889
Refinancings	50,200	52,726	105,434
Total mortgage loan originations[1]	$527,750	$498,797	$697,323

Lock-adjusted originations[2]	$539,312	$484,602	661,134
1	Total mortgage loan originations does not include mortgage lender services.
2	Lock-adjusted originations includes the effect of changes in the volume of mortgage loan applications in process that have not closed, net of an estimated volume not expected to close.

The sustained elevated level of mortgage interest rates, combined with higher home prices and lower levels of inventory, led to a level of mortgage loan originations in 2024 and 2023 for the industry that is lower than recent historical averages. Mortgage loan originations for the mortgage banking segment increased 5.8 percent for the year ended December 31, 2024, compared to the year ended December 31, 2023.  Gains on sales of loans, while driven in part by mortgage loan originations, also includes the effects of changes in locked loan commitments, which reflect the volume of mortgage loan applications that are in process and have not closed. Lock-adjusted originations for the mortgage banking segment increased by 11.3 percent for the year ended December 31, 2024 compared to the year ended December 31, 2023. Locked loan commitments increased by $13.1 million in the year ended December 31, 2024 and decreased by $16.1 million in the year ended December 31, 2023.  Locked loan commitments were $39.3 million at December 31, 2024, compared to $26.2 million at December 31, 2023 and $42.3 million at December 31, 2022. Mortgage loan segment originations include originations of loans sold to the community banking segment, at prices similar to those paid by third-party investors. All interest expense allocated to the mortgage banking segment is from interest expense on borrowings from the community banking segment. These transactions are eliminated to reach consolidated totals.

Through the Lender Solutions division of the mortgage banking segment, mortgage lender services fee income is derived from providing mortgage origination functions to third-party mortgage lenders for a fee. Mortgage lender services fee income increased for the year ended December 31, 2024 compared to the year ended December 31, 2023, due primarily to increases in the types of services provided and the fees charged, partially offset by a decrease in the number of institutional customers.

The mortgage banking segment recorded a net reversal of provision for indemnification losses of $460,000 for the year ended December 31, 2024 compared to a net reversal of provision for indemnification losses of $585,000 for the year ended December 31, 2023. The mortgage banking segment increased reserves for indemnification losses during 2020 based on widespread forbearance on mortgage loans and economic uncertainty related to the COVID-19 pandemic. The release of indemnification reserves in 2024 and 2023 was due primarily to improvement in the mortgage banking segment’s assessment of borrower payment performance, lower volume of mortgage loan originations in recent years and other factors affecting expected losses on mortgage loans sold in the secondary market, such as time since origination. Management believes that the indemnification reserve is sufficient to absorb losses related to loans that have been sold in the secondary market.

Discussion of the mortgage banking segment for the year ended December 31, 2022 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Business Segments” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 27, 2024, and is incorporated herein by reference.

Consumer Finance:  The following table presents the consumer finance operating results for the periods indicated.

TABLE 9: Consumer Finance Segment Operating Results

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Interest income	$49,684	$47,264	$42,441
Interest expense	—	—	—
Net interest income before allocation	49,684	47,264	42,441
Net interest allocation[1]	(23,660)	(22,826)	(15,124)
Net interest income	26,024	24,438	27,317
Provision for credit losses	11,600	6,650	3,740
Net interest income after provision for credit losses	14,424	17,788	23,577
Noninterest income	1,024	962	1,050
Noninterest expense:
Salaries and employee benefits	8,026	8,733	8,939
Occupancy expense	620	634	660
Data processing	1,328	1,280	1,458
Professional fees	312	310	267
Insurance expense	146	135	131
Marketing and advertising expenses	39	45	102
Loan processing and collection expenses	1,488	2,022	2,096
Other expenses	1,577	1,657	1,631
Total noninterest expenses	13,536	14,816	15,284
Income before income taxes	1,912	3,934	9,343
Income tax expense	498	1,055	2,512
Net income	$1,414	$2,879	$6,831
1	Interest expense is allocated to the consumer finance segment through borrowings from the community banking segment.

The consumer finance segment reported net income of $1.4 million for the year ended December 31, 2024, compared to $2.9 million for the year ended December 31, 2023, due primarily to:

●	higher provision for credit losses due primarily to increased net charge-offs; and
●	higher interest expense on borrowings from the community banking segment as a result of higher interest rates and higher average balances of borrowings;

partially offset by:

●	higher interest income resulting from the effects of higher interest rates on loan yields and higher average balances of loans;
●	lower salaries and employee benefits expense due to an effort to reduce overhead costs; and
●	lower loan processing and collection expenses due primarily to efficiency initiatives within the collections department.

All interest expense allocated to the consumer finance segment is from interest expense on borrowings from the community banking segment. These transactions are eliminated to reach consolidated totals.

The consumer finance segment recorded provision for credit losses of $11.6 million for the year ended December 31, 2024, compared to $6.7 million for the year ended December 31, 2023, due primarily to an increase in the number of delinquent loans, the number of repossessions, and the average amount charged-off when a loan was uncollectable. Loans charged-off in 2024 and 2023 were primarily purchased in 2021 and 2022, when the wholesale values of automobiles were higher. Wholesale values of automobiles were generally lower in 2024 than 2023, resulting in larger amounts charged-off per loan. Management believes that the level of the allowance for credit losses is adequate to reflect the net amount expected to be collected. If loan performance deteriorates resulting in further elevated delinquencies or net charge-offs, the provision for credit losses may increase in future periods.

Discussion of the consumer finance segment for the year ended December 31, 2022 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Business Segments” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 27, 2024, and is incorporated herein by reference.

ASSET QUALITY

Allowance and Provision for Credit Losses

The Corporation conducts an analysis of the collectability of the loan portfolio on a regular basis and uses this analysis to assess the sufficiency of the allowance for credit losses on loans and to determine the necessary provision for credit losses.

The Corporation segments the loan portfolio into three loan portfolios based on common risk characteristics. The allowance for credit losses represents management’s current estimate of expected credit losses over the contractual term of loans held for investment, and is recorded at an amount that, in management’s judgment, reduces the recorded investment in loans to the net amount expected to be collected. Management’s judgment in determining the level of the allowance is based on evaluations of historical loan losses, current conditions and reasonable and supportable forecasts relevant to the collectability of loans. Loans that share common risk characteristics are evaluated collectively using a discounted cash flow approach for all loans except for overdraft balances, which are evaluated using a loss rate approach.  The discounted cash flow approach used by the Corporation utilizes loan-level cash flow projections and pool-level assumptions.

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

Allowance for Credit Losses Methodology – Consumer Finance. Cash flow projections and estimated expected losses reflect historical average loss experience based on internal observations for auto loans and based on external loss observations for marine and RV loans. Automobile loans are evaluated in pools of loans that share the same internal credit rating based on borrowers’ credit scores at origination. The Corporation utilizes credit scores based on the methods developed and defined by the Fair Isaac Corporation (FICO) as a key indicator of the risk of loss to manage the portfolio and estimate the allowance for credit losses. A FICO Score is a three-digit number based on the information in an applicant’s credit reports. It helps lenders determine how likely an applicant is to repay a loan. This, in turn, affects the loan amount that may be approved, repayment terms, and interest rate. The Corporation obtains FICO Scores in the credit reports provided by the car dealers that accept the consumer auto loan application, which may have been generated by any of the three major credit reporting bureaus, and also independently obtains a credit report on the borrower directly from Experian or Transunion. The Corporation utilizes an industry-specific FICO Score which is optimized for automobile credit products. Consumer finance loans are assigned a credit rating based on borrowers’ credit scores at the time of origination and are categorized within ranges of credit ratings used internally that parallel FICO Score rating bands. The Corporation monitors the consumer finance loan portfolio by past due status and by credit rating at the time of origination, which the Corporation believes serves as a relevant indicator of aggregate credit quality and risk of loan defaults in the portfolio based upon the use of FICO Scores over time for loan approval decisions and through experience analyzing loss patterns. The characteristics of these credit ratings and our thresholds are as follows:

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

The allowance for credit losses represents an amount that, in our judgment, reduces the recorded investment in loans to the net amount expected to be collected. The provision for credit losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. Balances and ratios presented as of December 31, 2024 and 2023 are in accordance with ASC 326, whereas balances and ratios presented as of December 31, 2022 or a prior date are presented in accordance with the previously applicable GAAP. The following tables present the Corporation’s credit loss experience for the periods indicated.

TABLE 10: Allowance for Credit Losses

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
For the year ended December 31, 2024:
Balance at December 31, 2023	$12,315	$3,758	$23,578	$39,651
Provision charged to operations	1,058	442	11,600	13,100
Loans charged off	(63)	(377)	(16,723)	(17,163)
Recoveries of loans previously charged off	37	209	4,253	4,499
Balance at December 31, 2024	$13,347	$4,032	$22,708	$40,087

Average loans[2]	$1,010,121	$371,375	$476,775	$1,858,271
Ratio of net charge-offs to average loans	0.00%	0.05%	2.62%	0.68%
1Consumer loans includes provision, charge-offs and recoveries related to demand deposit overdrafts.
2Average loans does not include loans held for sale at the mortgage banking segment.

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
For the year ended December 31, 2023:
Balance at December 31, 2022	$11,219	$3,330	$25,969	$40,518
Impact of ASC 326 adoption on non-PCD loans	(617)	98	406	(113)
Impact of ASC 326 adoption on PCD loans	595	9	—	604
Provision charged to operations	978	498	6,650	8,126
Loans charged off	(16)	(356)	(13,743)	(14,115)
Recoveries of loans previously charged off	156	179	4,296	4,631
Balance at December 31, 2023	$12,315	$3,758	$23,578	$39,651

Average loans[2]	$879,608	$336,727	$473,885	$1,690,220
Ratio of net (recoveries) charge-offs to average loans	(0.02)%	0.05%	1.99%	0.56%
1Consumer loans includes provision, charge-offs and recoveries related to demand deposit overdrafts.
2Average loans does not include loans held for sale at the mortgage banking segment.

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer[1]	Finance	Total
For the year ended December 31, 2022:
Balance at December 31, 2021	$2,660	$856	$11,085	$593	$172	$24,791	$40,157
Provision charged to operations	(54)	(68)	(534)	(98)	186	3,740	3,172
Loans charged off	(2)	—	(140)	—	(260)	(7,016)	(7,418)
Recoveries of loans previously charged off	18	—	20	2	113	4,454	4,607
Balance at December 31, 2022	$2,622	$788	$10,431	$497	$211	$25,969	$40,518

Average loans[2]	$230,895	$75,605	$730,291	$41,299	$8,207	$431,470	$1,517,767
Ratio of net (recoveries) charge-offs to average loans	(0.01)%	—%	0.02%	—%	1.79%	0.59%	0.19%
1Consumer loans includes provision, charge-offs and recoveries related to demand deposit overdrafts.
2	Average loans does not include loans held for sale at the mortgage banking segment.

For further information regarding the adequacy of our allowance for credit losses, refer to “Nonperforming Assets” and the accompanying disclosure below within this Item 7.

The allocation of the allowance for credit losses and the ratio of corresponding outstanding loan balances to total loans are as follows as of the dates indicated.

TABLE 11: Allocation of Allowance for Credit Losses

	December 31,	December 31,
(Dollars in thousands)	2024	2023
Allocation of allowance for credit losses:
Commercial	$13,347	$12,315
Consumer	4,032	3,758
Consumer Finance	22,708	23,578
Total allowance for credit losses	$40,087	$39,651
Ratio of loans to total period-end loans:
Commercial	55%	52%
Consumer	20	21
Consumer Finance	25	27
	100%	100%

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

TABLE 12: Reserve for Unfunded Commitments

	Year Ended December 31,
(Dollars in thousands)	2024	2023
Balance at the beginning of year	$1,650	$—
Impact of ASC 326 adoption	—	1,501
Provision charged to operations	150	149
Balance at the end of year	$1,800	$1,650

The allowance for credit losses on loans and available for sale debt securities and the reserve for unfunded commitments are established through a provision for credit losses charged against earnings. Amounts reported for the year ended December 31, 2024 and 2023 are in accordance with ASC 326, whereas amounts reported for the period prior to January 1, 2023 are presented in accordance with the previously applicable GAAP. The following table presents a breakdown of the provision for credit losses for the periods indicated:

TABLE 13: Provision for Credit Losses

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Provision for credit losses:
Provision for loans	$13,100	$8,126	$3,172
Provision for unfunded commitments	150	149	—
Total	$13,250	$8,275	$3,172

TABLE 14: Credit Quality Indicators

Loans by credit quality indicators as of December 31, 2024 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Commercial real estate	$733,242	$940	$—	$—	$734,182
Commercial business	104,947	—	—	—	104,947
Construction - commercial real estate	132,717	—	—	—	132,717
Land acquisition and development	46,072	—	—	—	46,072
Builder lines	35,605	—	—	—	35,605
Construction - consumer real estate	18,799	—	—	—	18,799
Residential mortgage	306,877	1,427	172	333	308,809
Equity lines	62,042	76	86	—	62,204
Other consumer	10,270	—	—	—	10,270
	$1,450,571	$2,443	$258	$333	$1,453,605

(Dollars in thousands)	Very Good	Good	Fairly Good	Fair	Marginal	Total
Consumer finance - automobiles	$43,033	$106,791	$135,175	$90,581	$23,071	$398,651
Consumer finance - marine and recreational vehicles	46,761	20,902	479	—	—	68,142
	$89,794	$127,693	$135,654	$90,581	$23,071	$466,793
1	At December 31, 2024, the Corporation did not have any loans classified as Doubtful or Loss.

Loans by credit quality indicators as of December 31, 2023 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Commercial real estate	$661,432	$6,690	$—	$—	$668,122
Commercial business	115,286	62	—	—	115,348
Construction - commercial real estate	69,768	—	—	—	69,768
Land acquisition and development	29,064	—	—	—	29,064
Builder lines	24,668	—	—	—	24,668
Construction - consumer real estate	11,223	—	—	—	11,223
Residential mortgage	292,624	44	268	320	293,256
Equity lines	51,425	85	5	77	51,592
Other consumer	10,579	—	—	9	10,588
	$1,266,069	$6,881	$273	$406	$1,273,629

(Dollars in thousands)	Very Good	Good	Fairly Good	Fair	Marginal	Total
Consumer finance - automobiles	$32,913	$98,286	$137,480	$101,569	$31,028	$401,276
Consumer finance - marine and recreational vehicles	47,246	19,398	590	—	—	67,234
	$80,159	$117,684	$138,070	$101,569	$31,028	$468,510

1	At December 31, 2023, the Corporation did not have any loans classified as Doubtful or Loss.

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

At the consumer finance segment, the repossession process is generally initiated after a loan becomes more than 60 days delinquent. Borrowers have an opportunity to redeem their repossessed vehicles by paying all outstanding balances, including finance charges and fees. Vehicles that are not redeemed within the prescribed waiting period before the Corporation has the legal right to sell the repossessed vehicle then become available-for-sale at the end of that period and are reclassified from loans to other assets and are recorded initially at fair value less estimated costs to sell. The difference between the carrying amount of each loan and the fair value of the vehicle (i.e. the deficiency) is charged against the allowance for credit losses.  Accounts still in process of collection or for which the Corporation does not have the legal right to sell continue to be classified as loans until such legal authority is obtained. After the vehicles have been sold in third-party auctions, we credit the proceeds from the sale of the vehicles, and any other recoveries, to the carrying value of the repossessed vehicles. The Corporation pursues collection of deficiencies, as allowed by state law, when it deems such action to be appropriate.

Table 15 summarizes the Corporation’s credit ratios on a consolidated basis and Table 16 summarizes nonperforming assets by principal business segment as of December 31, 2024 and 2023.  The mortgage banking segment did not have any nonperforming assets as December 31, 2024 or 2023.

TABLE 15: Consolidated Credit Ratios

	December 31,
(Dollars in thousands)	2024	2023
Total loans[1]	$1,920,398	$1,742,139
Nonaccrual loans	$947	$1,298
Allowance for credit losses (ACL)	$40,087	$39,651
Nonaccrual loans to total loans	0.05%	0.07%
ACL to total loans	2.09%	2.28%
ACL to nonaccrual loans	4,233.05%	3,054.78%
1	Total loans does not include loans held for sale at the mortgage banking segment.

TABLE 16: Nonperforming Assets

Community Banking Segment

	December 31,
(Dollars in thousands)	2024	2023
Total loans	$1,453,605	$1,273,629
Nonaccrual loans	$333	$406
ACL	$17,379	$16,072
Nonaccrual loans to total loans	0.02%	0.03%
ACL to total loans	1.20%	1.26%
ACL to nonaccrual loans	5,218.92%	3,958.62%
Net charge-offs to average total loans	0.01%	0.01%

Consumer Finance Segment

	December 31,
(Dollars in thousands)	2024	2023
Total loans	$466,793	$468,510
Nonaccrual loans	$614	$892
Repossessed assets	$779	$646
ACL	$22,708	$23,579
Nonaccrual loans to total loans	0.13%	0.19%
ACL to total loans	4.86%	5.03%
ACL to nonaccrual loans	3,698.37%	2,643.39%
Net charge-offs to average total loans	2.62%	1.99%

The following table presents the changes in the OREO balance for 2024.  There was no OREO activity for the year ended December 31, 2023.

TABLE 17: OREO Changes

Year Ended December 31,
(Dollars in thousands)	2024
Balance at the beginning of year, gross	$—
Additions	—
Transfers from bank premises	1,827
Charge-offs	—
Sales proceeds	(416)
Gain on disposition	120
Balance at the end of year, gross	1,531
Less valuation allowance	(215)
Balance at the end of year, net	$1,316

The community banking segment’s nonaccrual loans were $333,000 at December 31, 2024 compared to $406,000 at December 31, 2023.  If interest on loans on nonaccrual at December 31, 2024 had been recognized throughout the year, the community banking segment would have recorded additional gross interest income in 2024 of $19,000. OREO activity for the year ended December 31, 2024 related to properties previously used by the Bank as branches, which were consolidated into nearby branches during the year. The community banking segment recorded $1.7 million in provision for credit losses for the year ended December 31, 2024, compared to $1.6 million for the year ended December 31, 2023. At December 31, 2024, the allowance for credit losses increased to $17.4 million, compared to $16.1 million at December 31, 2023. The increase in provision for credit losses and in the allowance for credit losses is due primarily to growth in the loan portfolio. At December 31, 2024, the allowance for credit losses decreased to 1.20 percent of total loans, compared to 1.26 percent at December 31, 2023, due primarily to growth in loans with shorter expected lives, which results in lower estimated losses over the life of the loan, as well as improving asset quality as measured by declining balances of special mention and substandard rated loans, and sustained low levels of delinquencies. Management believes that the level of the allowance for credit losses is adequate to reflect the net amount expected to be collected.

Nonaccrual loans at the consumer finance segment decreased to $614,000 at December 31, 2024 from $892,000 at December 31, 2023. Nonaccrual consumer finance loans remain low relative to the allowance for credit losses and the total consumer finance loan portfolio because the consumer finance segment generally initiates repossession of loan collateral once a loan becomes more than 60 days delinquent.  Repossessed vehicles of the consumer finance segment are classified as other assets and consist only of vehicles the Corporation has the legal right to sell.  Prior to the reclassification from loans to repossessed vehicles, the difference between the carrying amount of each loan and the fair value of each vehicle (i.e. the deficiency) is charged against the allowance for credit losses. At December 31, 2024, repossessed vehicles at fair value less estimated costs to sell included in other assets totaled $779,000, compared to $646,000 at December 31, 2023. If interest on loans on nonaccrual at December 31, 2024 had been recognized throughout the year, the consumer finance segment would have recorded additional gross interest income in 2024 of $5,000.

The consumer finance segment experienced net charge-offs at a rate of 2.62 percent of average total loans for the year ended December 31, 2024, compared to 1.99 percent for the year ended December 31, 2023, due primarily to an increase in the number of delinquent loans, the number of repossessions and the average amount charged-off when a loan was uncollectable. Loans charged-off in 2024 and 2023 were primarily purchased in 2021 and 2022, when the wholesale values of automobiles were higher. Wholesale values of automobiles were generally lower in 2024 than 2023, resulting in larger amounts charged-off per loan. At December 31, 2024, total delinquent loans as a percentage of total loans was 3.90 percent, compared to 4.09 percent at December 31, 2023. The allowance for credit losses was $22.7 million at December 31, 2024, compared to $23.6 million at December 31, 2023. The allowance for credit losses as a percentage of total loans decreased to 4.86 percent at December 31, 2024, compared to 5.03 percent at December 31, 2023, primarily as a result of a larger share of loans outstanding to borrowers with stronger credit scores at origination, which are estimated to have lower losses over the life of the loan. Net charge-offs during 2020 through 2023 were at historic lows following the COVID -19 pandemic and were anticipated to increase after the expiration of government stimulus and enhanced unemployment benefits that benefited borrowers. A return to pre-pandemic charge-off levels had been reflected in the estimates of the allowance for credit losses in prior periods. Management believes that the level of the allowance for credit losses is adequate to reflect the net amount expected to be collected.

As previously described, the consumer finance segment, at times, offers payment deferrals as a portfolio management technique to achieve higher ultimate cash collections on select loan accounts. Payment deferrals may affect the ultimate timing of when an account is charged off. A significant reliance on deferrals as a means of managing collections may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio.  The average amounts deferred of automobile loans on a monthly basis, which are not included in delinquent loans, during 2024 were 1.80 percent of average automobile loans outstanding, compared to 1.87 percent during 2023 and 1.47 percent during 2022.

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

The consumer finance segment’s focus has included non-prime borrowers and, therefore, the anticipated rates of delinquencies, defaults, repossessions and losses on the consumer finance loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by changes in general economic conditions. Changes in economic conditions may also affect consumer demand for used automobiles and values of automobiles securing outstanding loans, due to changes in demand or changes in levels of inventory of used automobiles, which may directly affect the amount of a loss incurred by the consumer finance segment in the event of default. While we manage the higher risk inherent in loans made to non-prime borrowers through the underwriting criteria, portfolio management and collection methods employed by the consumer finance segment, we cannot guarantee that these criteria or methods will afford adequate protection against these risks. With the consumer finance segment’s scorecard model for purchasing loan contracts, the credit-worthiness of borrowers at origination has improved for automobile loans purchased and the level of credit losses experienced has decreased relative to long-term historical averages. We cannot provide any assurance that the consumer finance segment’s net charge-off ratio will not increase in future periods.  However, we believe that the current allowance for credit losses is adequate to reflect the net amount expected to be collected on existing consumer finance segment loans that may become uncollectible. If factors influencing the consumer finance segment result in higher net charge-off ratios in future periods, the consumer finance segment may need to increase the level of its allowance for credit losses through additional provisions for credit losses, which could negatively affect future earnings of the consumer finance segment.

FINANCIAL CONDITION

SUMMARY

A financial institution’s primary sources of revenue are generated by its earning assets and sales of financial assets, while its major expenses are produced by the funding of those assets with interest-bearing liabilities, provisions for credit losses and compensation to employees.  Effective management of these sources and uses of funds is essential in attaining a financial institution’s maximum profitability while maintaining an acceptable level of risk.

At December 31, 2024, the Corporation had total assets of $2.56 billion compared to $2.44 billion at December 31, 2023. The increase was attributable primarily to increases in loans held for investment, partially offset by a decrease in available for sale securities and was funded by growth in deposits and long-term borrowings. The significant components of the Corporation’s Consolidated Balance Sheets are discussed below.

LOAN PORTFOLIO

General

Through the community banking segment, we engage in a wide range of lending activities, primarily in the community banking segment’s market area, which include the origination of commercial real estate loans, commercial business loans, commercial and consumer real estate construction loans, land acquisition and development loans, builder lines, residential mortgage loans, equity lines, and other consumer loans. We engage in automobile and marine and RV lending through the consumer finance segment and in residential mortgage lending through the mortgage banking segment with the majority of the loans originated through the mortgage banking segment sold to third-party investors. At December 31, 2024, the Corporation’s loans held for investment in all categories, net of the allowance for credit losses, totaled $1.88 billion and loans held for sale had a fair value of $20.1 million.

Tables 18, 19 and 20 present information pertaining to the composition of loans held for investment, the composition of commercial real estate and construction commercial real estate loans, and the maturity/repricing of certain loans held for investment, respectively.

TABLE 18: Summary of Loans Held for Investment

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$734,182	38%	$668,122	38
Commercial business	104,947	5	115,348	7
Construction - commercial real estate	132,717	7	69,768	4
Land acquisition and development	46,072	2	29,064	1
Builder lines	35,605	2	24,668	1
Construction - consumer real estate	18,799	1	11,223	1
Residential mortgage	308,809	16	293,256	17
Equity lines	62,204	3	51,592	3
Other consumer	10,270	1	10,588	1
Consumer finance - automobiles	398,651	21	401,276	23
Consumer finance - marine and recreational vehicles	68,142	4	67,234	4
Subtotal	1,920,398	100%	1,742,139	100%
Less allowance for credit losses	(40,087)		(39,651)
Loans, net	$1,880,311		$1,702,488

The increase in total loans from December 31, 2023 to December 31, 2024 was due primarily to growth in commercial real estate, construction, land acquisition and development and residential mortgage segments of the loan portfolio at the community banking segment.

TABLE 19: Commercial Real Estate and Construction Commercial Real Estate Loans

	December 31, 2024
(Dollars in thousands)	Amount	% of Commercial Real Estate and Construction Commercial Real Estate Loans	% of Total
Multifamily	$172,574	19.9%	9.0%
Retail	153,227	17.7	8.0
Office	120,412	13.9	6.3
Industrial/warehouse	94,100	10.9	4.9
Hotels	84,936	9.8	4.4
1-4 family investment properties	80,950	9.3	4.2
Medical office	40,335	4.7	2.1
Mini-storage	39,368	4.5	2.1
Other	80,997	9.3	4.1
	$866,899	100%	45.1%

	December 31, 2023
(Dollars in thousands)	Amount	% of Commercial Real Estate and Construction Commercial Real Estate Loans	% of Total
Multifamily	$148,399	20.1%	8.5%
Retail	119,506	16.2	6.9
Office	109,149	14.8	6.3
1-4 family investment properties	87,218	11.8	5.0
Industrial/warehouse	73,363	9.9	4.2
Hotels	55,453	7.5	3.2
Medical office	40,784	5.5	2.3
Mini-storage	31,249	4.2	1.8
Other	72,769	10.0	4.2
	$737,890	100%	42.4%

TABLE 20: Maturity/Repricing Schedule of Loans Held for Investment

	December 31, 2024
(Dollars in thousands)	Commercial	Consumer	Consumer Finance	Total
Variable Rate:
Within 1 year	$286,813	$63,360	$—	$350,173
1 to 5 years	105,108	1,203	—	106,311
5 to 15 years	9,215	—	—	9,215
After 15 years	—	—	—	—
Fixed Rate:
Within 1 year	106,661	9,752	5,007	121,420
1 to 5 years	274,373	75,865	241,593	591,831
5 to 15 years	276,058	190,739	220,193	686,990
After 15 years	14,094	40,364	—	54,458

	$1,072,322	$381,283	$466,793	$1,920,398

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

Residential Mortgage – Held for Sale

The mortgage banking segment’s guidelines for underwriting conventional conforming loans comply with the underwriting criteria established by Fannie Mae, Freddie Mac and/or the applicable third party investor. The guidelines for non-conforming conventional loans are based on the requirements of private investors and information provided by third-party investors. The guidelines used by the mortgage banking segment to originate FHA-insured, USDA-guaranteed and VA-guaranteed loans comply with the criteria established by HUD, the USDA, the VA and/or the applicable third party investor. The conventional loans that the mortgage banking segment originates that have loan-to-value ratios greater than 80 percent at origination are generally insured by private mortgage insurance.

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

Our commercial real estate loans are usually amortized over a period of time ranging from 15 years to 30 years and usually have a term to maturity ranging from 5 years to 15 years, with fixed rates of interest typically for periods of up to ten years. The maximum loan-to-value ratio for a commercial real estate loan is 80 percent; however, this maximum can be waived for particularly strong borrowers on an exception basis. Most commercial real estate loans are further secured by one or more personal guarantees.  We believe these loan terms provide some protection from changes in the borrower’s business and income as well as changes in general economic conditions. In the case of fixed-rate commercial real estate loans, shorter maturities also provide an opportunity to adjust the interest rate on this type of interest-earning asset in accordance with our asset and liability management strategies. Certain commercial customers qualify for participation in an interest rate swap program.  This program provides flexible pricing structures for our larger borrowers who wish to pay a fixed rate of interest, while preserving a floating rate for the Bank, which protects the Corporation from exposure to rising interest rates.

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

Construction Lending – Commercial Real Estate and Consumer Real Estate

The community banking segment has a real estate construction lending program, which includes loans primarily for the construction of one-to-four family residences and, to a lesser extent, multi-family dwellings. The community banking segment also makes construction loans for office and warehouse facilities and other nonresidential projects, generally limited to borrowers that present other business opportunities for the community banking segment.

The amounts, interest rates and terms for construction loans vary, depending upon market conditions, the size and complexity of the project, and the financial strength of the borrower and any guarantors of the loan. The term for a typical construction loan ranges from 12 months to 15 months for the construction of an individual residence and from 15 months to a maximum of 3 years for larger residential or commercial projects. We do not typically amortize construction loans, and the borrower pays interest monthly on the outstanding principal balance of the loan. The community banking segment offers fixed and variable interest rates on construction loans. We do not generally finance the construction of commercial real estate projects built on a speculative basis. For residential builder loans, we limit the number of models and/or speculative units allowed depending on market conditions, the builder’s financial strength and track record and other factors. Generally, the maximum loan-to-value ratio for one-to-four family residential construction loans is 80 percent of the property’s fair market value, or 90 percent of the property’s fair market value if the property will be the borrower’s primary residence. The fair market value of a project is determined on the basis of an appraisal of the project conducted by an appraiser approved by the Bank. For larger projects where unit absorption or leasing is a concern, we may also obtain a feasibility study or other acceptable information from the borrower or other sources about the likely disposition of the property following the completion of construction.

Construction loans for nonresidential projects and multi-unit residential projects are generally larger and involve a greater degree of risk than residential mortgage loans. We attempt to minimize such risks (1) by making construction loans in accordance with our underwriting standards and to established customers in our primary market area and (2) by monitoring the quality, progress and cost of construction. Generally, our maximum loan-to-value ratio for non-residential projects and multi-unit residential projects is 80 percent; however, this maximum can be waived for particularly strong borrowers on an exception basis.

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

Land Acquisition and Development

The community banking segment makes land acquisition and development loans to builders and developers for the purpose of acquiring unimproved land to be developed for residential building sites, residential housing subdivisions, multi-family dwellings and a variety of commercial uses. Our policy is to make land acquisition loans to borrowers for the purpose of acquiring developed lots for single-family, townhouse or condominium construction. We will make both land acquisition and development loans to residential builders, experienced developers and others in strong financial condition to provide additional construction and mortgage lending opportunities for the Corporation.

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

Residential Mortgage – Held for Investment

The community banking segment originates residential mortgage loans secured by first and second liens on properties located in its primary market areas in eastern and central Virginia. Various types of residential first mortgage loans in addition to traditional long-term, fixed-rate loans are offered. The majority of such loans include 10, 15 and 30 year amortizing mortgage loans with fixed rates of interest. Second mortgage loans are offered with fixed and adjustable rates. Second mortgage loans are granted for a fixed period of time, usually between 5 and 15 years.  Additionally, the community banking segment purchases residential mortgage loans from the mortgage banking segment under terms and conditions similar to third-party investors.

Equity Lines

The community banking segment offers its customers home equity lines of credit that enable customers to borrow funds secured by the equity in their homes. Currently, home equity lines of credit are offered with adjustable rates of interest that are generally priced at a spread to the prime lending rate. Home equity lines of credit are made on an open-end, revolving basis. Home equity lines of credit generally do not present as much risk as other types of consumer loans. These lines of credit must satisfy our underwriting criteria, including loan-to-value and credit score guidelines.

Other Consumer

The community banking segment offers a variety of consumer loans, including automobile, personal secured and unsecured, and loans secured by savings accounts or certificates of deposit. The shorter terms and generally higher interest rates on consumer loans help the community banking segment maintain a profitable spread between its average loan yield and its cost of funds. Consumer loans secured by collateral other than a personal residence generally involve more credit risk than residential mortgage loans because of the type and nature of the collateral or, in certain cases, the absence of collateral. However, we believe the higher yields generally earned on such loans compensate for the increased credit risk associated with such loans.  These loans must satisfy our underwriting criteria, including loan-to-value, debt ratio and credit score guidelines. This loan category also includes demand deposit overdrafts.

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

The consumer finance segment’s underwriting and collateral guidelines form the basis for the purchase decision. Exceptions to credit policies and authorities must be approved by a designated credit officer. The consumer finance segment’s automobile customers are both prime and non-prime and as such, may have experienced prior credit difficulties. Because the consumer finance segment serves some customers who are unable to meet the credit standards imposed by traditional automobile financing sources, we expect the consumer finance segment to sustain a higher level of credit losses in the automobile portfolio than traditional financing sources. However, in those cases, the consumer finance segment purchases these contracts with interest rates higher than those charged by traditional financing sources. These higher rates should more than offset the increase in the provision for credit losses for this segment of the Corporation’s loan portfolio. In limited circumstances, the consumer finance segment purchases loans that include third-party credit enhancements that limit the consumer finance segment’s exposure to credit losses on those loans.  The consumer finance segment’s portfolio has shifted over time towards loans with higher credit quality at origination, relative to its historical loan portfolio, which has resulted in a decrease in both the interest rates charged and level of credit losses experienced.

As mentioned above, certain automobile loans are purchased simultaneously with entering into a contract that provides partial protection against loan losses through an embedded credit enhancement. For these loans, the consumer finance segment recognizes the cost of the credit enhancement as an adjustment of yield on loans, and, in the event of default, any claims against the credit protection reduce the amount of loss recognized.  The allowance for credit losses includes an estimate of losses incurred on loans subject to these credit enhancements, but does not include the portion of the loss that would be borne by the credit protection counterparty.

Indirect Marine and Recreational Vehicles

In addition to purchasing automobile contracts through a dealer network, the consumer finance segment purchases marine and RV contracts, also on an indirect basis, through a third party provider.  While the approval process is generally the same as the indirect automobile approval process described above, borrowers on marine and RV contracts purchased by the consumer finance segment have typically not had prior credit issues and these contracts are considered prime.  The rates charged on these loans are significantly less than the automobile portfolio with a much lower expected level of credit losses.

SECURITIES

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value.  At December 31, 2024 and 2023, all debt securities in the Corporation’s investment portfolio were classified as available for sale.

Table 21 sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 21: Securities Available for Sale

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. Treasury securities	$10,700	3%	$45,103	10%
U.S. government agencies and corporations	60,659	14	87,094	19
Mortgage-backed securities	182,436	44	161,696	35
Obligations of states and political subdivisions	143,610	34	147,111	31
Corporate and other debt securities	21,220	5	21,440	5
Total available for sale securities at fair value	$418,625	100%	$462,444	100%

Securities available for sale decreased by $43.8 million to $418.6 million at December 31, 2024, compared to $462.4 million at December 31, 2023, due primarily to maturities and calls of U.S. treasuries and government agencies and paydowns of mortgage-backed securities, partially offset by purchases of mortgage-backed securities. Net unrealized losses on the market value of securities available for sale were $30.0 million at December 31, 2024, compared to $31.6 million at December 31, 2023.  The decrease in the net unrealized losses on the market value of securities available for sale during 2024 was due primarily to a decrease in the balance of securities available for sale.

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

Table 22 presents additional information pertaining to the composition of the securities portfolio at amortized cost, by the earlier of contractual maturity or expected maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties. The total effective duration of the investment portfolio is 3.8 years as of December 31, 2024.

TABLE 22: Maturity of Securities

	December 31, 2024
		Weighted
	Amortized	Average
(Dollars in thousands)	Cost	Yield [1]
U.S. Treasury securities:
Maturing within 1 year	$5,997	1.71%
Maturing after 1 year, but within 5 years	4,988	1.38
Total U.S. Treasury securities	10,985	1.56
U.S. government agencies and corporations:
Maturing within 1 year	6,172	1.15
Maturing after 1 year, but within 5 years	35,015	1.31
Maturing after 5 years, but within 10 years	21,486	1.78
Maturing after 10 years	6,099	2.16
Total U.S. government agencies and corporations	68,772	1.52
Mortgage-backed securities:
Maturing within 1 year	30,326	2.29
Maturing after 1 year, but within 5 years	87,867	2.38
Maturing after 5 years, but within 10 years	56,945	2.68
Maturing after 10 years	22,785	4.05
Total mortgage-backed securities	197,923	2.64
States and municipals:[1]
Maturing within 1 year	22,311	3.69
Maturing after 1 year, but within 5 years	42,359	2.14
Maturing after 5 years, but within 10 years	54,535	3.98
Maturing after 10 years	28,327	4.25
Total states and municipals	147,532	3.46
Corporate and other debt securities:
Maturing within 1 year	4,404	3.88
Maturing after 1 year, but within 5 years	14,250	4.27
Maturing after 5 years, but within 10 years	4,750	4.04
Total corporate and other debt securities	23,404	4.15
Total securities:
Maturing within 1 year	69,210	2.69
Maturing after 1 year, but within 5 years	184,479	2.24
Maturing after 5 years, but within 10 years	137,716	3.10
Maturing after 10 years	57,211	3.95
Total securities	$448,616	2.79
1.	Yields on tax-exempt securities have been computed on a taxable-equivalent basis using the federal corporate income tax rate of 21 percent. The weighted average yield is calculated based on the relative amortized costs of the securities.

DEPOSITS

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts, and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the year ended December 31, 2024, deposits increased $104.7 million to $2.17 billion at December 31, 2024, compared to $2.07 billion at December 31, 2023. Noninterest bearing demand deposits decreased $23.3 million, savings and interest-bearing demand deposits decreased $17.1 million, and time deposits increased $145.1 million during the same period. The decreases in non-time deposits and increase in time deposits are due primarily to customers seeking higher yielding opportunities as a result of higher interest rates paid on time deposits. The Corporation had $163.4 million in municipal deposits at December 31, 2024 compared to $167.9 million at December 31, 2023.

The Corporation had $25.0 million in brokered deposits outstanding at both December 31, 2024 and December 31, 2023. The Corporation may continue to use brokered deposits as a means of maintaining and diversifying liquidity and funding sources.

Table 23 presents the average deposit balances and average rates paid for the years 2024, 2023 and 2022.

TABLE 23: Average Deposits and Rates Paid

	Year Ended December 31,
	2024		2023		2022
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$536,828		$575,452		$624,581
Interest-bearing transaction accounts	327,700	0.66%	354,643	0.60%	350,996	0.30%
Savings and money market deposit accounts	476,707	0.93	526,634	0.60	621,552	0.19
Certificates of deposit	767,721	4.10	541,252	2.79	392,579	0.76
Total interest-bearing deposits	1,572,128	2.42	1,422,529	1.43	1,365,127	0.38
Total deposits	$2,108,956		$1,997,981		$1,989,708

BORROWINGS

In addition to deposits, the Corporation utilizes short-term and long-term borrowings as sources of funds. Short-term borrowings from the Federal Reserve Bank and the FHLB may be used to fund the Corporation’s day-to-day operations. Short-term borrowings also include securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the day sold, as well as overnight unsecured fed funds lines with correspondent banks.  Long-term borrowings consist of FHLB advances and subordinated notes which rank junior to all future senior indebtedness of the Corporation and are structurally subordinated to all existing and future debt and liabilities of the Corporation and its subsidiaries.

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

Borrowings increased to $122.6 million at December 31, 2024 from $109.5 million at December 31, 2023 due primarily to higher long-term borrowings from the FHLB used in part to support lending activities.

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The total amount of unused loan commitments at the Bank was $469.8 million at December 31, 2024, compared to $413.5 million at December 31, 2023.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit was $18.8 million at December 31, 2024, compared to $7.9 million at December 31, 2023.

The mortgage banking segment sells the majority of the residential mortgage loans it originates to third-party investors. Additionally, the community banking segment purchases residential mortgage loans from the mortgage banking segment under terms and conditions similar to third-party investors. As is customary in the industry, the agreements with these investors require the mortgage banking segment to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the investors are entitled to make loss claims and repurchase requests of the mortgage banking segment for loans that contain covered deficiencies. The mortgage banking segment has obtained early payment default recourse waivers for a portion of its business. Recourse periods for early payment default for the remaining investors vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. The mortgage banking segment maintains an allowance for indemnifications that represents management’s estimate of losses that are probable of arising under these recourse provisions. As performance data for loans that have been sold is not made available to the mortgage banking segment by the investors, the estimate of potential losses is inherently subjective and is based on historical indemnification payments and management’s assessment of current conditions that may contribute to indemnified losses on mortgage loans that have been sold in the secondary market, including the volume of loans sold, historical experience, current economic conditions, changes in operational and compliance processes, and information provided by investors. During the years ended December 31, 2024, 2023 and 2022, the mortgage banking segment reversed $460,000 and $585,000 and $858,000, respectively. The mortgage banking segment increased reserves for indemnification losses during 2020 based on widespread forbearance on mortgage loans and economic uncertainty related to the COVID-19 pandemic. The release of indemnification reserves was due primarily to improvement in the mortgage banking segment’s assessment of borrower payment performance and other factors affecting expected losses on mortgage loans sold in the secondary market, such as time since origination. The balance of the allowance at December 31, 2024 and 2023 was $1.3 million and $1.8 million, respectively. Actual indemnification payments may differ materially from management’s estimates, which may result in additional provision for indemnification losses in future periods. There were no payments made in 2024, 2023 or 2022.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, totaled $288.1 million at December 31, 2024. The Corporation’s funding sources, including capacity, amount outstanding and amount available at December 31, 2024 are presented in Table 24. The Corporation’s capacity and amount available increased $68.6 million and $56.1 million, respectively, from December 31, 2023 as a result of pledging additional loans in order to increase funding capacity under secured funding arrangements with the FHLB and Federal Reserve Bank.

TABLE 24: Funding Sources

	December 31, 2024
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$75,000	$—	$75,000
Borrowings from FHLB	257,734	40,000	217,734
Borrowings from FRB	313,499	—	313,499
Total	$646,233	$40,000	$606,233

	December 31, 2023
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements[1]	$95,000	$18	$94,982
Repurchase lines of credit[1]	35,000	—	35,000
Borrowings from FHLB	228,382	27,500	200,882
Borrowings from FRB	219,244	—	219,244
Total	$577,626	$27,518	$550,108
1.	Amounts include $20.0 million and $35.0 million of certain unsecured federal funds agreements and repurchase lines of credit, respectively, at December 31, 2023 that subsequently terminated in January 2024 when the corresponding third-party ended all federal funds agreements and repurchase lines of credit with all financial institutions.

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

Time deposits maturing in less than one year and in more than one year totaled $705.7 million and $112.6 million, respectively, at December 31, 2024.

Uninsured deposits represent an estimate of amounts above the FDIC insurance coverage limit of $250,000. As of December 31, 2024, the Corporation’s uninsured deposits were approximately $640.2 million, or 29.5 percent of total deposits, compared to $584.7 million or 28.3 percent of total deposits at December 31, 2023. Excluding intercompany cash holdings and municipal deposits, which are secured with pledged securities, amounts uninsured were approximately $455.2 million, or 21.0 percent of total deposits as of December 31, 2024, compared to 19.6 percent of total deposits as of December 31, 2023.

The Corporation’s liquid assets and borrowing availability as of December 31, 2024 totaled $894.3 million, exceeding uninsured deposits, excluding intercompany cash holdings and secured municipal deposits, by $439.1 million. The Corporation’s internal policy limits brokered deposits to 20 percent of total deposits, representing approximately $409.1 million of additional net availability for additional brokered deposits as of December 31, 2024.

In the ordinary course of business, the Corporation has entered into contractual obligations and has made other commitments to make future payments.  For further information concerning the Corporation’s expected timing of such payments as of December 31, 2024, refer to Item 8. “Financial Statements and Supplementary Data” under the headings “Note 9: Leases,” “Note 11: Borrowings,” and “Note 18: Commitments and Contingent Liabilities.”

As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its operational requirements and contractual obligations.

CAPITAL RESOURCES

Total equity was $227.0 million as of December 31, 2024, compared with $217.5 million as of December 31, 2023. During both 2024 and 2023, the Corporation declared common stock dividends of $1.76 per share, compared to $1.64 per share declared in 2022.

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

At December 31, 2024 and 2023, the Corporation’s CET1 to total risk-weighted assets ratio was 10.7 percent and 11.3 percent, respectively; the Corporation’s Tier 1 capital to risk-weighted assets ratio was 11.9 percent and 12.6 percent, respectively; the Corporation’s total capital to risk-weighted assets ratio was 14.1 percent and 14.8 percent, respectively; and the Corporation’s Tier 1 leverage ratio was 9.8 percent and 10.1 percent, respectively. These ratios at December 31, 2024 and 2023 include $25.0 million of trust preferred capital securities in tier 1 capital of the Corporation and $20.0 million of subordinated notes in Tier 2 capital. The Corporation repaid $4.0 million of subordinated notes during 2023. At December 31, 2024 and 2023, the Bank’s CET1 to total risk-weighted assets ratio was 12.3 percent and 12.9 percent, respectively; the Bank’s Tier 1 capital to risk-weighted assets ratio was 12.3 percent and 12.9 percent, respectively; the Bank’s total capital to risk-weighted assets ratio was 13.5 percent and 14.1 percent, respectively; and the Bank’s Tier 1 leverage ratio was 10.1 percent and 10.3 percent, respectively. The decreases in these ratios at December 31, 2024 compared to December 31, 2023 are due primarily to growth in risk-weighted assets resulting from higher balances of loans outpacing growth in equity. Total risk-weighted assets at December 31, 2024 for the Corporation were $2.13 billion and for the Bank were $2.10 billion. Total risk-weighted assets at December 31, 2023 for the Corporation were $1.95 billion and for the Bank were $1.92 billion. All regulatory capital ratios of the Bank were in excess of mandated minimum requirements at December 31, 2024 and 2023.

In addition to the regulatory risk-based capital requirements, the Bank must maintain a capital conservation buffer of additional capital of 2.5 percent of risk-weighted assets as required by the Basel III Final Rule. Including the capital conservation buffer, the minimum ratios are a common equity Tier 1 risk-based capital ratio of 7.0 percent, a Tier 1 risk-based capital ratio of 8.5 percent and a total risk-based capital ratio of 10.5 percent.  The Corporation and the Bank exceeded these ratios at December 31, 2024 and 2023.

The Corporation's capital resources are impacted by its share repurchase programs. During the year ended December 31, 2024, the Corporation repurchased $7.9 million of its common stock under the 2024 Repurchase Program, which expired December 31, 2024.  In December 2024, the Board of Directors authorized a program, effective January 1, 2025 through December 31, 2025, to repurchase up to $5.0 million of the Corporation’s common stock (the 2025 Repurchase Program). Repurchases under the program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions, and there is no assurance that the Corporation will purchase any shares under the 2025 Repurchase Program.

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

TABLE 25: Non-GAAP Table

	For The Year Ended
	December 31,
(Dollars in thousands, except per share amounts)	2024	2023	2022
Adjusted Net Income and Adjusted Earnings Per Share
Net income, as reported	$19,918	$23,746	$29,369
Change in accounting policy election[1]	-	-	(2,151)
Branch consolidation[2]	75	-	(228)
Adjusted net income	$19,993	$23,746	$26,990

Weighted average shares - basic and diluted	3,299,574	3,411,995	3,517,114

Earnings per share - basic and diluted, as reported	$6.01	$6.92	$8.29
Change in accounting policy election	-	-	(0.61)
Branch consolidation	0.02	-	(0.07)
Adjusted earnings per share - basic and diluted	$6.03	$6.92	$7.61

Adjusted Net Income, Community Banking Segment
Net income, community banking segment, as reported	$20,284	$22,928	$24,374
Change in accounting policy election[1]	-	-	(2,151)
Branch consolidation[2]	75	-	(228)
Adjusted net income, community banking segment	$20,359	$22,928	$21,995

________________________

1	A change in accounting policy election for certain equity investments, primarily consisting of equity interests in an independent insurance agency and a full service title and settlement agency, resulted in fair value adjustments in the fourth quarter of 2022, which resulted in the one-time recognition of additional other income of $2.2 million, net of related income taxes of $572,000.
2	Branch consolidation are net losses on real estate activity related to branch consolidations due to a provision for losses of $215,000 recorded on one location, offset in part by a gain on sale of $120,000 and is net of related income taxes of $20,000 for the year ended December 31, 2024. Branch consolidation are gains recognized on the sale of former bank branch locations subsequent to consolidation into nearby branches and are net of related income taxes of $61,000 for the year ended December 31, 2022.

TABLE 25: Non-GAAP Table

	For The Year Ended
	December 31,
(Dollars in thousands, except per share amounts)	2024	2023	2022
Adjusted ROE
Average total equity, as reported	$220,856	$203,261	$197,876

ROE, as reported	9.02%	11.68%	14.84%
Adjusted ROE	9.05%	11.68%	13.64%

Adjusted ROA
Average total assets, as reported	$2,494,496	$2,393,497	$2,319,683

ROA, as reported	0.80%	0.99%	1.27%
Adjusted ROA	0.80%	0.99%	1.16%

Return on Average Tangible Common Equity and
Adjusted Return on Average Tangible Common Equity
Average total equity, as reported	$220,856	$203,261	$197,876
Average goodwill	(25,191)	(25,191)	(25,191)
Average other intangible assets	(1,273)	(1,538)	(1,820)
Average noncontrolling interest	(649)	(675)	(737)
Average tangible common equity	$193,743	$175,857	$170,128

Net income	$19,918	$23,746	$29,369
Amortization of intangibles	260	273	298
Net income attributable to noncontrolling interest	(84)	(142)	(210)
Net tangible income attributable to C&F Financial Corporation	$20,094	$23,877	$29,457

Adjusted net income	$19,993	$23,746	$26,990
Amortization of intangibles	260	273	298
Net income attributable to noncontrolling interest	(84)	(142)	(210)
Adjusted net tangible income attributable to C&F Financial Corporation	$20,169	$23,877	$27,078

Return on average tangible common equity	10.37%	13.58%	17.31%
Adjusted return on average tangible common equity	10.41%	13.58%	15.92%

	For The Year Ended
(Dollars in thousands, except per share amounts)	December 31,
Fully Taxable Equivalent Net Interest Income	2024	2023	2022
Interest income on loans	$127,089	$110,938	$90,833
FTE adjustment	199	208	154
FTE interest income on loans	$127,288	$111,146	$90,987

Interest income on securities	$11,131	$11,954	$9,243
FTE adjustment	948	756	431
FTE interest income on securities	$12,079	$12,710	$9,674

Total interest income	$139,594	$124,137	$101,354
FTE adjustment	1,147	964	585
FTE interest income	$140,741	$125,101	$101,939

Net interest income	$96,775	$97,707	$93,464
FTE adjustment	1,147	964	585
FTE net interest income	$97,922	$98,671	$94,049

TABLE 25: Non-GAAP Table

(Dollars in thousands, except per share amounts)	December 31,
Tangible Book Value Per Share	2024	2023
Equity attributable to C&F Financial Corporation	$226,360	$216,878
Less goodwill	(25,191)	(25,191)
Less other intangible assets	(1,147)	(1,407)
Tangible equity attributable to C&F Financial Corporation	$200,022	$190,280

Shares outstanding	3,233,672	3,374,098

Book value per share	$70.00	$64.28
Tangible book value per share	$61.86	$56.40

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

The simulation analysis results, based on a measurement date balance sheet as of December 31, 2024 and December 31, 2023 for hypothetical changes in net interest income over the next twelve months are presented in the table below.

 One-Year Net Interest Income Simulation (dollars in thousands)

	Hypothetical Change in Net
	Interest Income
	Over the Next Twelve Months
	as of
	December 31, 2024		December 31, 2023
Assumed Market Interest Rate Shift	Dollars	Percentage	Dollars	Percentage
-300 BP shock	$(7,568)	(6.66)%	$(8,372)	(8.22)%
-200 BP shock	(4,687)	(4.12)	(5,137)	(5.04)
-100 BP shock	(2,040)	(1.79)	(2,352)	(2.31)
+100 BP shock	228	0.20	1,081	1.06
+200 BP shock	511	0.45	2,094	2.06
+300 BP shock	764	0.67	3,013	2.96

These results indicate that the Corporation would expect net interest income to decrease over the next twelve months assuming an immediate downward shift in market interest rates of 100 BP to 300 BP and to increase if rates shifted upward to the same degree. The simulation analysis results show the Corporation is less asset sensitive as of December 31, 2024, compared to the results as of December 31, 2023 due primarily to shifts in the mix of earnings assets and in the mix of deposits.

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

Static EVE Change (dollars in thousands)

	Hypothetical Change in EVE
	as of
	December 31, 2024		December 31, 2023
Assumed Market Interest Rate Shift	Dollars	Percentage	Dollars	Percentage
-300 BP shock	$(25,260)	(6.49)%	$(28,719)	(7.51)%
-200 BP shock	(9,335)	(2.40)	(10,881)	(2.85)
-100 BP shock	270	0.07	(1,397)	(0.37)
+100 BP shock	(6,771)	(1.74)	(1,945)	(0.51)
+200 BP shock	(13,022)	(3.34)	(5,012)	(1.31)
+300 BP shock	(20,439)	(5.25)	(11,062)	(2.89)

These results as of December 31, 2024 indicate that the EVE would decrease assuming an immediate downward shift in market interest rates of 200 BP to 300 BP, would increase if rates shifted downward 100 BP and would decrease if rates immediately shifted upward 100 BP to 300 BP. As of December 31, 2024, the Corporation’s EVE is more sensitive to increases in rates and less sensitive to decreases in rates compared to its position as of December 31, 2023 due primarily to shifts in the mix of earning assets and in the mix of deposits and borrowings, which impacted the overall duration of both assets and liabilities.

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

We believe that our current interest rate exposure is manageable and within our current interest rate risk guidelines.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except per share amounts)	2024	2023
Assets
Cash and due from banks	$16,163	$16,382
Interest-bearing deposits in other banks	49,423	58,777
Total cash and cash equivalents	65,586	75,159
Securities—available for sale at fair value, amortized cost of $448,616 and $494,092, respectively	418,625	462,444
Loans held for sale, at fair value	20,112	14,176
Loans, net of allowance for credit losses of $40,087 and $39,651, respectively	1,880,311	1,702,488
Restricted stock, at cost	3,592	2,925
Corporate premises and equipment, net	40,118	41,914
Other real estate owned, net of valuation allowance of $215 and $0, respectively	1,316	—
Accrued interest receivable	10,592	10,398
Goodwill	25,191	25,191
Other intangible assets, net	1,147	1,407
Bank-owned life insurance	21,191	21,464
Net deferred tax asset	17,719	18,731
Other assets	57,874	62,201
Total assets	$2,563,374	$2,438,498

Liabilities
Deposits
Noninterest-bearing demand deposits	$526,069	$549,367
Savings and interest-bearing demand deposits	826,462	843,564
Time deposits	818,329	673,199
Total deposits	2,170,860	2,066,130
Short-term borrowings	28,994	58,223
Long-term borrowings	68,158	25,894
Trust preferred capital notes	25,457	25,422
Accrued interest payable	4,403	3,493
Other liabilities	38,532	41,820
Total liabilities	2,336,404	2,220,982

Commitments and contingent liabilities (Note 18)

Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,233,672 and 3,374,098 shares issued and outstanding, respectively, includes 119,778 and 135,694 of unvested shares, respectively)	3,114	3,238
Additional paid-in capital	36	6,567
Retained earnings	247,814	233,760
Accumulated other comprehensive loss, net	(24,604)	(26,687)
Equity attributable to C&F Financial Corporation	226,360	216,878
Noncontrolling interest	610	638
Total equity	226,970	217,516
Total liabilities and equity	$2,563,374	$2,438,498

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2024	2023	2022
Interest income
Interest and fees on loans	$127,089	$110,938	$90,833
Interest on interest-bearing deposits and federal funds sold	1,374	1,245	1,278
Interest and dividends on securities
U.S. treasury, government agencies and corporations	1,682	3,491	2,859
Mortgage-backed securities	3,909	3,669	3,178
Tax-exempt obligations of states and political subdivisions	3,568	2,844	1,623
Taxable obligations of states and political subdivisions	739	726	656
Corporate and other	1,233	1,224	927
Total interest income	139,594	124,137	101,354
Interest expense
Savings and interest-bearing deposits	6,594	5,275	2,228
Time deposits	31,465	15,112	2,996
Borrowings	3,429	4,850	1,502
Trust preferred capital notes	1,331	1,193	1,164
Total interest expense	42,819	26,430	7,890
Net interest income	96,775	97,707	93,464
Provision for credit losses	13,250	8,275	3,172
Net interest income after provision for credit losses	83,525	89,432	90,292
Noninterest income
Gains on sales of loans	6,064	5,780	7,498
Interchange income	6,178	6,187	6,030
Service charges on deposit accounts	4,288	4,330	4,306
Investment income from other equity interests	960	677	3,138
Mortgage banking fee income	2,286	2,110	2,931
Wealth management services income, net	2,993	2,564	2,442
Mortgage lender services income	2,049	2,048	1,667
Other service charges and fees	1,901	1,643	1,577
Net losses on sales, maturities and calls of available for sale securities	—	(5)	—
Other income (loss), net	3,819	4,281	(377)
Total noninterest income	30,538	29,615	29,212
Noninterest expenses
Salaries and employee benefits	53,578	54,876	47,867
Occupancy	8,397	7,993	8,564
Data processing	11,314	10,874	10,514
Professional fees	3,611	2,752	2,767
Insurance expense	1,832	1,659	1,049
Marketing and advertising expenses	1,213	1,548	1,805
Loan processing and collection expenses	2,661	3,317	3,978
Other	7,324	6,864	5,996
Total noninterest expenses	89,930	89,883	82,540
Income before income taxes	24,133	29,164	36,964
Income tax expense	4,215	5,418	7,595
Net income	19,918	23,746	29,369
Less net income attributable to noncontrolling interest	84	142	210
Net income attributable to C&F Financial Corporation	$19,834	$23,604	$29,159
Net income per share - basic and diluted	$6.01	$6.92	$8.29

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Net income	$19,918	$23,746	$29,369
Other comprehensive income (loss), net of tax:
Securities available for sale	1,309	10,182	(35,621)
Defined benefit plan	955	484	(1,181)
Cash flow hedges	(181)	(395)	1,931
Other comprehensive income (loss), net of tax	2,083	10,271	(34,871)
Comprehensive income (loss)	22,001	34,017	(5,502)
Less comprehensive income attributable to noncontrolling interest	84	142	210
Comprehensive income (loss) attributable to C&F Financial Corporation	$21,917	$33,875	$(5,712)

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
(Dollars in thousands, except per share amounts)	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2021	$3,405	$15,189	$193,811	$(2,087)	$706	$211,024
Comprehensive loss:
Net income	—	—	29,159	—	210	29,369
Other comprehensive loss	—	—	—	(34,871)	—	(34,871)
Share-based compensation	—	1,973	—	—	—	1,973
Restricted stock vested	26	(26)	—	—	—	—
Common stock issued	4	180	—	—	—	184
Common stock purchased	(104)	(5,269)	—	—	—	(5,373)
Cash dividends declared ($1.64 per share)	—	—	(5,756)	—	—	(5,756)
Distributions to noncontrolling interest	—	—	—	—	(317)	(317)
Balance December 31, 2022	$3,331	$12,047	$217,214	$(36,958)	$599	$196,233
Adoption of new accounting standard (Note 2)	—	—	(1,072)	—	—	(1,072)
Comprehensive income:
Net income	—	—	23,604	—	142	23,746
Other comprehensive income	—	—	—	10,271	—	10,271
Share-based compensation	—	1,994	—	—	—	1,994
Restricted stock vested	43	(43)	—	—	—	—
Common stock issued	3	188	—	—	—	191
Common stock purchased	(139)	(7,619)	—	—	—	(7,758)
Cash dividends declared ($1.76 per share)	—	—	(5,986)	—	—	(5,986)
Distributions to noncontrolling interest	—	—	—	—	(103)	(103)
Balance December 31, 2023	$3,238	$6,567	$233,760	$(26,687)	$638	$217,516
Comprehensive income:
Net income	—	—	19,834	—	84	19,918
Other comprehensive income	—	—	—	2,083	—	2,083
Share-based compensation	—	1,923	—	—	—	1,923
Restricted stock vested	47	(47)	—	—	—	—
Common stock issued	4	179	—	—	—	183
Common stock purchased	(175)	(8,586)	—	—	—	(8,761)
Cash dividends declared ($1.76 per share)	—	—	(5,780)	—	—	(5,780)
Distributions to noncontrolling interest	—	—	—	—	(112)	(112)
Balance December 31, 2024	$3,114	$36	$247,814	$(24,604)	$610	$226,970

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Operating activities:
Net income	$19,918	$23,746	$29,369
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	13,250	8,275	3,172
Accretion of certain acquisition-related discounts, net	(612)	(989)	(1,499)
Share-based compensation	1,923	1,994	1,973
Depreciation and amortization	3,857	3,879	4,356
Amortization of premiums and accretion of discounts on securities, net	1,270	1,493	2,292
Deferred income taxes	474	902	708
Reversal of provision for indemnifications	(460)	(585)	(858)
Income from bank-owned life insurance	(849)	(388)	(620)
Pension expense	882	925	639
Pension contribution	(1,000)	—	(2,000)
Proceeds from sales of loans held for sale	527,628	504,716	772,555
Origination of loans held for sale	(528,608)	(498,134)	(699,459)
Gains on sales of loans held for sale	(6,064)	(5,780)	(7,498)
Other gains, net	(126)	(44)	(3,173)
Change in other assets and liabilities:
Accrued interest receivable	(194)	(1,416)	(2,172)
Other assets	7,676	(1,641)	(2,700)
Accrued interest payable	910	2,543	235
Other liabilities	(1,387)	(685)	(4,761)
Net cash provided by operating activities	38,488	38,811	90,559
Investing activities:
Proceeds from sales, maturities and calls of securities available for sale and payments on mortgage-backed securities	100,601	100,812	55,328
Purchases of securities available for sale	(56,395)	(39,275)	(242,228)
Purchases of time deposits, net	977	(7)	(494)
Repayments on loans held for investment by non-bank affiliates	158,961	158,761	175,340
Purchases of loans held for investment by non-bank affiliates	(169,848)	(162,454)	(284,428)
Net increase in community banking loans held for investment	(179,521)	(110,885)	(116,663)
Purchases of corporate premises and equipment	(3,486)	(1,459)	(3,394)
Changes in collateral posted with other financial institutions, net	—	—	3,880
Other investing activities, net	71	(1,832)	1,380
Net cash used in investing activities	(148,640)	(56,339)	(411,279)
Financing activities:
Net (decrease) increase in demand and savings deposits	(40,400)	(229,634)	133,673
Net increase (decrease) in time deposits	145,130	291,904	(44,427)
Net (decrease) increase in short-term borrowings	(29,228)	21,632	1,857
Proceeds from long-term borrowings	40,000	—	—
Repayments of long-term borrowings	—	(4,000)	—
Repurchases of common stock	(8,761)	(7,758)	(5,373)
Cash dividends paid	(5,780)	(5,986)	(5,756)
Other financing activities, net	(382)	(132)	(338)
Net cash provided by financing activities	100,579	66,026	79,636
Net (decrease) increase in cash and cash equivalents	(9,573)	48,498	(241,084)
Cash and cash equivalents at beginning of period	75,159	26,661	267,745
Cash and cash equivalents at end of period	$65,586	$75,159	$26,661
Supplemental cash flow disclosures:
Interest paid	$41,874	$23,859	$7,699
Income taxes paid	523	6,073	8,019
Supplemental disclosure of noncash investing and financing activities:
Transfers from corporate premises and equipment to other real estate owned	$1,827	$—	$423
Adoption of new accounting standard	—	1,072	—
Liabilities assumed to acquire right of use assets at lease commencement	2,730	775	888
Transfers from loans held for sale to loans held for investment	—	—	1,425

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

Significant Group Concentrations of Credit Risk: States in which significant concentrations of the Corporation’s lending activities exist include Virginia, Georgia, Ohio, and Tennessee. At December 31, 2024, 55 percent of the Corporation’s loan portfolio consisted of commercial loans, which include loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property. In addition, 25 percent of the Corporation’s loan portfolio consisted of consumer finance loans to individuals, secured by automobiles and marine and RVs. The Corporation does not have any significant loan concentrations to any one customer. Additional information about the Corporation’s lending activities is presented in Note 4.

Cash and Cash Equivalents: For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash, balances due from banks, interest-bearing deposits in banks and federal funds sold, all of which mature within 90 days. The Bank had historically been required to maintain cash reserve balances on hand or with the Federal Reserve Bank (FRB). At December 31, 2024 there was no minimum reserve requirement as a result of a rule adopted by the FRB in March 2020 eliminating the reserve requirement.

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

For consumer finance loans, the Corporation utilizes credit scores based on the methods developed and defined by the Fair Isaac Corporation (FICO) as a key indicator of the risk of loss to manage the portfolio and estimate the allowance for credit losses.  A FICO Score is a three-digit number based on the information in an applicant’s credit reports. It helps lenders determine how likely an applicant is to repay a loan. This, in turn, affects the loan amount that may be approved, repayment terms, and interest rate. Consumer finance loans are assigned a credit rating based on borrowers’ credit scores at the time of origination and are categorized within ranges of credit ratings used internally that parallel FICO Score rating bands. The Corporation monitors the consumer finance loan portfolio by past due status (refer to Note 3) and by credit rating at the time of origination, which the Corporation believes serves as a relevant indicator of aggregate credit quality and risk of loan defaults in the portfolio based upon the use of FICO Scores over time for loan approval decisions and through experience analyzing loss patterns. The characteristics of these credit ratings and our thresholds are as follows:

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

Repossessed Assets:  Repossessed assets primarily consist of vehicles repossessed by C&F Finance due to borrowers’ payment defaults.  The repossession process is generally initiated after a loan becomes more than 60 days delinquent.  Most customers have an opportunity to redeem their repossessed vehicles by paying all outstanding balances, including finance charges and fees.  Vehicles that are not redeemed within a prescribed waiting period following repossession are then reclassified from loans to repossessed assets available-for-sale (included in other assets) and recorded initially at fair value less estimated costs to sell.  The difference between the carrying amount of each loan and the fair value of the vehicle (i.e., the deficiency) is charged against the allowance for credit losses.  The waiting period is determined as the length of time after repossession that C&F Finance is prohibited to sell the vehicle under the laws of the state where the vehicle was repossessed. Accounts still in process of collection or for which the Corporation does not have the legal right to sell continue to be classified as loans until such legal authority is obtained.  At December 31, 2024, repossessed vehicles at fair value less estimated costs to sell included in other assets totaled $779,000, compared to $646,000 at December 31, 2023.

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

In November 2024, FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures.” The amendments in ASU 2024-03 require disaggregated disclosure of income statement expenses for public business entities. Such disclosures must be made on an annual and interim basis in a tabular format in the footnotes to the financial statements. The amendments require companies to disclose disaggregated information about specific natural expense categories that are considered relevant and applicable, including (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) oil and gas activities. The amendments also provide clarification regarding identifying relevant expenses captions and requires disclosure of selling expenses on an annual and interim basis. Entities are required to apply the guidance in ASU 2024-03 consistently for all periods presented and is effective for all public business entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027.  Early adoption is permitted. The amendments are to be applied on a prospective basis; however, retrospective application is permitted. The Corporation does not expect the adoption of ASU 2024-03 to have a material effect on its consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not currently expected to have a material effect on the Corporation’s financial position, results of operations or cash flows.

NOTE 2:  Adoption of New Accounting Standards

On December 31, 2024, the Corporation adopted ASU 2023-07, “Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures.” These amendments required that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, required other segment items by reportable segment to be disclosed and a description of their composition, and required disclosure of the title and position of the chief operating decision maker and an explanation of how they use the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments were applied retrospectively to all prior periods presented and did not have a material effect on the Corporation’s consolidated financial statements. Refer to Note 20 for more information about the Corporation’s segment disclosure.

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

ASC 326 introduced an approach based on current expected credit losses (CECL) to estimate credit losses on certain types of financial instruments, replacing the incurred loss methodology from prior GAAP. It also applies to unfunded commitments to extend credit, including loan commitments, standby letters of credit, and other similar instruments. It modified the impairment model for available-for-sale debt securities and provided for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  It also modified the measurement principles for modifications of loans to borrowers experiencing financial difficulty, including how the allowance for credit losses (ACL) is measured for such loans. The amendments of ASC 326, upon adoption, were applied on a modified retrospective basis, recording an increase in the reported balance of loans and the allowance for credit losses on loans, recognizing a liability for credit losses on commitments to extend credit, and reducing total equity of both the Corporation and of C&F Bank, which resulted in a reduction of regulatory capital of C&F Bank.  As a result of adopting ASC 326, the Corporation recorded a decrease to opening retained earnings on January 1, 2023 of $1.1 million, net of related income taxes.

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

The adoption of ASC 326 did not affect the carrying value of debt securities or the amount of unrealized gains and losses recorded in accumulated other comprehensive loss. Upon adoption of ASC 326, the Corporation did not have any securities included in its portfolio where other-than-temporary-impairments had previously been recognized or that required an ACL. See Note 1 for accounting policies related to securities, loans held for investment, the allowance for credit losses on loans and the reserve for unfunded commitments.  The following table illustrates the impact of adopting ASC 326.

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

NOTE 3: Securities

The Corporation’s debt securities, all of which are classified as available for sale, are summarized in the table below. The Corporation has elected to exclude accrued interest receivable, totaling $2.32 million and $2.73 million at December 31, 2024 and 2023, respectively, from the amortized cost basis of securities.

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$10,985	$—	$(285)	$10,700
U.S. government agencies and corporations	68,772	—	(8,113)	60,659
Mortgage-backed securities	197,923	69	(15,556)	182,436
Obligations of states and political subdivisions	147,532	691	(4,613)	143,610
Corporate and other debt securities	23,404	29	(2,213)	21,220
	$448,616	$789	$(30,780)	$418,625

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$45,883	$—	$(780)	$45,103
U.S. government agencies and corporations	96,407	—	(9,313)	87,094
Mortgage-backed securities	177,734	185	(16,223)	161,696
Obligations of states and political subdivisions	148,875	2,280	(4,044)	147,111
Corporate and other debt securities	25,193	—	(3,753)	21,440
	$494,092	$2,465	$(34,113)	$462,444

The amortized cost and estimated fair value of securities at December 31, 2024, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	December 31, 2024
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$69,210	$66,454
Due after one year through five years	184,479	170,833
Due after five years through ten years	137,716	127,666
Due after ten years	57,211	53,672
	$448,616	$418,625

The following table presents the gross realized gains and losses on and the proceeds from the sales, maturities and calls of securities. There were no sales of securities during the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Realized gains from sales, maturities and calls of securities:
Gross realized gains	$—	$—	$—
Gross realized losses	—	(5)	—
Net realized losses	$—	$(5)	$—
Proceeds from sales, maturities, calls and paydowns of securities	$100,601	$100,812	$55,328

The Corporation pledges securities primarily to secure municipal deposits, repurchase agreements and lines of credit that provide liquidity to the Corporation and C&F Bank. Securities with an aggregate amortized cost of $212.92 million and an aggregate fair value of $196.10 million were pledged at December 31, 2024. Securities with an aggregate amortized cost of $215.97 million and an aggregate fair value of $198.85 million were pledged at December 31, 2023.

Securities in an unrealized loss position at December 31, 2024, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$10,700	$285	$10,700	$285
U.S. government agencies and corporations	—	—	60,659	8,113	60,659	8,113
Mortgage-backed securities	53,734	1,253	123,307	14,303	177,041	15,556
Obligations of states and political subdivisions	31,981	412	66,743	4,201	98,724	4,613
Corporate and other debt securities	474	26	19,717	2,187	20,191	2,213
Total	$86,189	$1,691	$281,126	$29,089	$367,315	$30,780

There were 570 debt securities with a fair value below the amortized cost basis, totaling $367.32 million of aggregate fair value as of December 31, 2024. The Corporation concluded that a credit loss did not exist in its securities portfolio at December 31, 2024, and no allowance for credit losses has been recognized based on the fact that (1) changes in fair value were caused primarily by fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) the Corporation intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Corporation will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Corporation’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

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

The Corporation’s investment in restricted stock totaled $3.59 million at December 31, 2024 and consisted of FHLB stock.  Restricted stock is generally viewed as a long-term investment, which is carried at cost because there is no market for the stock other than to be redeemed or repurchased by the FHLB. Therefore, when evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing any temporary decline in value. The Corporation did not consider its investment in restricted stock to be impaired at December 31, 2024 and no impairment has been recognized.

NOTE 4: Loans

The Corporation’s loans are stated at their face amount, net of deferred fees and costs and discounts, and consist of the classes of loans included in the table below. The Corporation has elected to exclude accrued interest receivable, totaling $8.27 million and $7.65 million at December 31, 2024 and 2023, respectively, from the recorded balance of loans.

	December 31,	December 31,
(Dollars in thousands)	2024	2023
Commercial real estate	$734,182	$668,122
Commercial business	104,947	115,348
Construction - commercial real estate	132,717	69,768
Land acquisition and development	46,072	29,064
Builder lines	35,605	24,668
Construction - consumer real estate	18,799	11,223
Residential mortgage	308,809	293,256
Equity lines	62,204	51,592
Other consumer	10,270	10,588
Consumer finance - automobiles	398,651	401,276
Consumer finance - marine and recreational vehicles	68,142	67,234
Subtotal	1,920,398	1,742,139
Less allowance for credit losses	(40,087)	(39,651)
Loans, net	$1,880,311	$1,702,488

Other consumer loans included $255,000 and $228,000 of demand deposit overdrafts at December 31, 2024 and 2023, respectively.

The following table shows the aging of the Corporation’s loan portfolio, by class, at December 31, 2024:

	30-59	60-89	90+				90+ Days
	Days	Days	Days	Total			Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current[1]	Total Loans	Accruing
Commercial real estate	$26	$—	$—	$26	$734,156	$734,182	$—
Commercial business	29	—	—	29	104,918	104,947	—
Construction - commercial real estate	—	—	—	—	132,717	132,717	—
Land acquisition and development	—	—	—	—	46,072	46,072	—
Builder lines	—	—	—	—	35,605	35,605	—
Construction - consumer real estate	747	—	—	747	18,052	18,799	—
Residential mortgage	1,012	1,076	426	2,514	306,295	308,809	334
Equity lines	85	—	76	161	62,043	62,204	76
Other consumer	9	—	—	9	10,261	10,270	—
Consumer finance - automobiles	14,703	2,650	599	17,952	380,699	398,651	—
Consumer finance - marine and recreational vehicles	215	22	15	252	67,890	68,142	—
Total	$16,826	$3,748	$1,116	$21,690	$1,898,708	$1,920,398	$410
1	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $124,000, 30-59 days past due of $117,000 and 90+ days past due of $706,000.

The following table shows the aging of the Corporation’s loan portfolio, by class, at December 31, 2023:

	30-59	60-89	90+				90+ Days
	Days	Days	Days	Total			Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current[1]	Total Loans	Accruing
Commercial real estate	$92	$—	$—	$92	$668,030	$668,122	$—
Commercial business	—	—	1	1	115,347	115,348	1
Construction - commercial real estate	—	—	—	—	69,768	69,768	—
Land acquisition and development	—	—	—	—	29,064	29,064	—
Builder lines	—	—	—	—	24,668	24,668	—
Construction - consumer real estate	—	—	—	—	11,223	11,223	—
Residential mortgage	1,643	387	273	2,303	290,953	293,256	89
Equity lines	215	103	115	433	51,159	51,592	38
Other consumer	3	—	9	12	10,576	10,588	—
Consumer finance - automobiles	15,263	2,628	892	18,783	382,493	401,276	—
Consumer finance - marine and recreational vehicles	282	115	—	397	66,837	67,234	—
Total	$17,498	$3,233	$1,290	$22,021	$1,720,118	$1,742,139	$128
1For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $113,000, 60-89 days past due of $22,000 and 90+ days past due of $1.16 million.

The following table shows the Corporation’s recorded balance of loans on nonaccrual status as of December 31, 2024 and December 31, 2023. The Corporation recognized $27,000 in interest income on loans on nonaccrual status as of December 31, 2024, and had $11,000 of reversals of interest income upon placing loans on nonaccrual status during the year ended December 31, 2024. All nonaccrual loans as of December 31, 2024 and 2023 had an allowance for credit losses, with none individually evaluated.

	December 31,	December 31,
(Dollars in thousands)	2024	2023
Residential mortgage	$333	$320
Equity lines	—	77
Other consumer	—	9
Consumer finance - automobiles	599	892
Consumer finance - marine and recreational vehicles	15	—
Total	$947	$1,298

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

The following tables present the amortized cost basis of loans as of December 31, 2024 and 2023 that were both experiencing financial difficulty and modified during the years ended December 31, 2024 and 2023.

	Year Ended December 31, 2024
		% of Total
		Class of
	Amortized	Financing
(Dollars in thousands)	Cost	Receivable
Term Extension
Commercial real estate	$93	0.0%
Commercial business	20	0.0
Residential mortgage	439	0.1
Total Term Extension	$552

Combination Term Extension and Interest Rate Reduction
Residential mortgage	$17	0.0%
Total Combination Term Extension and Interest Rate Reduction	$17
Total	$569	0.0%

	Year Ended December 31, 2023
		% of Total
		Class of
	Amortized	Financing
(Dollars in thousands)	Cost	Receivable
Term Extension
Commercial real estate	$1,127	0.2%
Commercial business	169	0.1
Residential mortgage	70	0.0
Total Term Extension	$1,366

Combination Term Extension and Interest Rate Reduction
Commercial real estate	$45	0.0%
Commercial business	174	0.2
Total Combination Term Extension and Interest Rate Reduction	$219
Total	$1,585	0.1%

The following tables present the financial effects of the loan modifications presented above to borrowers experiencing financial difficulty for the years ended December 31, 2024 and 2023.

	Year Ended December 31, 2024
	Weighted-	Weighted-
	Average	Average
	Interest Rate	Term Extension
(Dollars in thousands)	Reduction	(in years)
Commercial real estate	—%	1.0
Commercial business	—	2.3
Residential mortgage	1.51	6.1
Total	1.51%	5.1

	Year Ended December 31, 2023
	Weighted-	Weighted-
	Average	Average
	Interest Rate	Term Extension
(Dollars in thousands)	Reduction	(in years)
Commercial real estate	0.75%	2.6
Commercial business	1.75	4.1
Residential mortgage	—	10.0
Total	1.54%	3.2

The Corporation closely monitors the performance of modified loans to understand the effectiveness of its modification efforts.  Upon the determination that all or a portion of a modified loan is uncollectible, that amount is charged against the allowance for credit losses. There were no payment defaults during the year ended December 31, 2024 and 2023 of loans to borrowers experiencing financial difficulties that were modified during the previous twelve months, and all were current as of December 31, 2024 and 2023.

NOTE 5: Allowance for Credit Losses

The following table shows the allowance for credit losses activity by loan portfolio for the years ended December 31, 2024 and 2023:

			Consumer
(Dollars in thousands)	Commercial	Consumer	Finance	Total
Balance at December 31, 2023	$12,315	$3,758	$23,578	$39,651
Provision charged to operations	1,058	442	11,600	13,100
Loans charged off	(63)	(377)	(16,723)	(17,163)
Recoveries of loans previously charged off	37	209	4,253	4,499
Balance at December 31, 2024	$13,347	$4,032	$22,708	$40,087

			Consumer
(Dollars in thousands)	Commercial	Consumer	Finance	Total
Balance at December 31, 2022	$11,219	$3,330	$25,969	$40,518
Impact of ASC 326 adoption on non-PCD loans	(617)	98	406	(113)
Impact of ASC 326 adoption on PCD loans	595	9	—	604
Provision charged to operations	978	498	6,650	8,126
Loans charged off	(16)	(356)	(13,743)	(14,115)
Recoveries of loans previously charged off	156	179	4,296	4,631
Balance at December 31, 2023	$12,315	$3,758	$23,578	$39,651

The following table presents the changes in the allowance for loan losses by major classification for the year ended December 31, 2022, prior to the adoption of ASC 326:

	Real Estate		Commercial,
	Residential	Real Estate	Financial &	Equity		Consumer
(Dollars in thousands)	Mortgage	Construction	Agricultural	Lines	Consumer	Finance	Total
Balance at December 31, 2021	$2,660	$856	$11,085	$593	$172	$24,791	$40,157
Provision charged to operations	(54)	(68)	(534)	(98)	186	3,740	3,172
Loans charged off	(2)	—	(140)	—	(260)	(7,016)	(7,418)
Recoveries of loans previously charged off	18	—	20	2	113	4,454	4,607
Balance at December 31, 2022	$2,622	$788	$10,431	$497	$211	$25,969	$40,518

The following table presents a breakdown of the provision for credit losses for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Provision for credit losses:
Provision for loans	$13,100	$8,126	$3,172
Provision for unfunded commitments	150	149	—
Total	$13,250	$8,275	$3,172

The table below details the recorded balance of the classes of loans within the commercial and consumer loan portfolios by loan rating, which is reviewed on a quarterly basis, and year of origination as of December 31, 2024:

							Revolving	Revolving
	Term Loans Recorded Balance by Origination Year						Loans	Loans
							Recorded	Converted
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Balance	to Term[1]	Total
Commercial real estate:
Loan Rating
Pass	$91,330	$80,445	$161,794	$131,071	$110,055	$158,437	$—	$110	$733,242
Special Mention	—	—	—	—	—	940	—	—	940
Total	$91,330	$80,445	$161,794	$131,071	$110,055	$159,377	$—	$110	$734,182

Commercial business:
Loan Rating
Pass	$9,425	$13,097	$14,663	$13,954	$8,843	$22,690	$22,206	$69	$104,947
Total	$9,425	$13,097	$14,663	$13,954	$8,843	$22,690	$22,206	$69	$104,947

Construction - commercial real estate:
Loan Rating
Pass	$47,294	$55,159	$24,320	$—	$5,944	$—	$—	$—	$132,717
Total	$47,294	$55,159	$24,320	$—	$5,944	$—	$—	$—	$132,717

Land acquisition and development:
Loan Rating
Pass	$33,129	$2,653	$366	$1,323	$8,601	$—	$—	$—	$46,072
Total	$33,129	$2,653	$366	$1,323	$8,601	$—	$—	$—	$46,072

Builder lines:
Loan Rating
Pass	$30,651	$3,120	$1,430	$—	$—	$404	$—	$—	$35,605
Total	$30,651	$3,120	$1,430	$—	$—	$404	$—	$—	$35,605

Construction - consumer real estate:
Loan Rating
Pass	$16,472	$2,327	$—	$—	$—	$—	$—	$—	$18,799
Total	$16,472	$2,327	$—	$—	$—	$—	$—	$—	$18,799

Residential mortgage:
Loan Rating
Pass	$47,653	$58,590	$80,991	$38,833	$34,979	$45,831	$—	$—	$306,877
Special Mention	—	890	—	223	103	211	—	—	1,427
Substandard	—	—	—	—	—	172	—	—	172
Substandard Nonaccrual	125	—	92	—	—	116	—	—	333
Total	$47,778	$59,480	$81,083	$39,056	$35,082	$46,330	$—	$—	$308,809

Equity lines:
Loan Rating
Pass	$—	$—	$—	$—	$60	$628	$61,077	$277	$62,042
Special Mention	—	—	—	—	—	—	—	76	76
Substandard	—	—	—	—	—	—	—	86	86
Total	$—	$—	$—	$—	$60	$628	$61,077	$439	$62,204

Other consumer:
Loan Rating
Pass	$5,274	$2,384	$1,547	$257	$132	$630	$46	$—	$10,270
Total	$5,274	$2,384	$1,547	$257	$132	$630	$46	$—	$10,270

Total:
Loan Rating
Pass	$281,228	$217,775	$285,111	$185,438	$168,614	$228,620	$83,329	$456	$1,450,571
Special Mention	—	890	—	223	103	1,151	—	76	2,443
Substandard	—	—	—	—	—	172	—	86	258
Substandard Nonaccrual	125	—	92	—	—	116	—	—	333
Total	$281,353	$218,665	$285,203	$185,661	$168,717	$230,059	$83,329	$618	$1,453,605
1	Commercial business and equity lines include $69,000 and $179,000, respectively, of revolving loans converted to term during the year ended December 31, 2024.

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
1All balances shown in this column were converted to term during the year ended December 31, 2023.

The table below details the recorded balance of the classes of loans within the consumer finance loan portfolio by credit rating at the time of origination and year of origination as of December 31, 2024:

								Revolving
	Term Loans Recorded Balance by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Loans	to Term	Total
Consumer finance - automobiles:
Credit rating[1]
Very good	$22,161	$10,039	$7,971	$2,359	$426	$77	$—	$—	$43,033
Good	40,296	25,730	29,455	9,402	1,574	334	—	—	106,791
Fairly good	41,881	34,058	37,486	16,935	3,213	1,602	—	—	135,175
Fair	25,796	21,278	24,379	13,260	3,674	2,194	—	—	90,581
Marginal	5,049	4,383	5,621	4,856	1,681	1,481	—	—	23,071
Total	$135,183	$95,488	$104,912	$46,812	$10,568	$5,688	$—	$—	$398,651

Consumer finance - marine and recreational vehicles:
Credit rating[1]
Very good	$8,124	$6,283	$12,670	$8,003	$7,927	$3,754	$—	$—	$46,761
Good	4,515	6,426	6,832	1,326	1,178	625	—	—	20,902
Fairly good	—	200	183	35	27	34	—	—	479
Total	$12,639	$12,909	$19,685	$9,364	$9,132	$4,413	$—	$—	$68,142

Total:
Credit rating[1]
Very good	$30,285	$16,322	$20,641	$10,362	$8,353	$3,831	$—	$—	$89,794
Good	44,811	32,156	36,287	10,728	2,752	959	—	—	127,693
Fairly good	41,881	34,258	37,669	16,970	3,240	1,636	—	—	135,654
Fair	25,796	21,278	24,379	13,260	3,674	2,194	—	—	90,581
Marginal	5,049	4,383	5,621	4,856	1,681	1,481	—	—	23,071
Total	$147,822	$108,397	$124,597	$56,176	$19,700	$10,101	$—	$—	$466,793
1	Credit ratings with a FICO score greater than 739 are considered Very Good, FICO scores ranging from 670-739 are considered Good, FICO scores ranging from 625-669 are considered Fairly Good, FICO scores ranging from 580-624 are considered Fair and FICO scores less than 580 are considered Marginal.

The table below details the recorded balance of the classes of loans within the consumer finance loan portfolio by credit rating at the time of origination and year of origination as of December 31, 2023:

								Revolving
	Term Loans Recorded Balance by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total
Consumer finance - automobiles:
Credit rating[1]
Very good	$14,916	$12,395	$4,291	$1,012	$277	$22	$—	$—	$32,913
Good	35,203	42,800	15,530	3,338	1,090	325	—	—	98,286
Fairly good	44,227	54,968	26,645	6,186	3,984	1,470	—	—	137,480
Fair	28,779	36,794	22,266	7,014	4,808	1,908	—	—	101,569
Marginal	6,359	8,956	7,715	3,322	2,832	1,844	—	—	31,028
Total	$129,484	$155,913	$76,447	$20,872	$12,991	$5,569	$—	$—	$401,276

Consumer finance - marine and recreational vehicles:
Credit rating[1]
Very good	$7,481	$15,000	$9,857	$9,952	$2,518	$2,438	$—	$—	$47,246
Good	7,419	8,130	1,602	1,384	410	453	—	—	19,398
Fairly good	265	221	37	30	—	37	—	—	590
Total	$15,165	$23,351	$11,496	$11,366	$2,928	$2,928	$—	$—	$67,234

Total:
Credit rating[1]
Very good	$22,397	$27,395	$14,148	$10,964	$2,795	$2,460	$—	$—	$80,159
Good	42,622	50,930	17,132	4,722	1,500	778	—	—	117,684
Fairly good	44,492	55,189	26,682	6,216	3,984	1,507	—	—	138,070
Fair	28,779	36,794	22,266	7,014	4,808	1,908	—	—	101,569
Marginal	6,359	8,956	7,715	3,322	2,832	1,844	—	—	31,028
Total	$144,649	$179,264	$87,943	$32,238	$15,919	$8,497	$—	$—	$468,510
1	Credit ratings with a FICO score greater than 739 are considered Very Good, FICO scores ranging from 670-739 are considered Good, FICO scores ranging from 625-669 are considered Fairly Good, FICO scores ranging from 580-624 are considered Fair and FICO scores less than 580 are considered Marginal.

The following table details the current period gross charge-offs of loans by year of origination for the year ended December 31, 2024:

								Revolving
	Current Period Gross Charge-offs by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Loans	to Term	Total
Commercial business	$63	$—	$—	$—	$—	$—	$—	$—	$63
Residential mortgage	13	—	—	—	—	—	—	—	13
Other consumer[1]	278	19	5	—	—	62	—	—	364
Consumer finance - automobiles	843	3,323	7,080	3,705	670	691	—	—	16,312
Consumer finance - marine and recreational vehicles	—	56	240	58	43	14	—	—	411
Total	$1,197	$3,398	$7,325	$3,763	$713	$767	$—	$—	$17,163
1	Gross charge-offs of other consumer loans for the year ended December 31, 2024 included $256,000 of demand deposit overdrafts that originated in 2024.

The following table details the current period gross charge-offs of loans by year of origination for the year ended December 31, 2023:

								Revolving
	Current Period Gross Charge-offs by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total
Commercial business	$—	$16	$—	$—	$—	$—	$—	$—	$16
Residential mortgage	—	—	4	—	—	—	—	—	4
Equity lines	—	—	—	—	—	8	—	—	8
Other consumer[1]	308	28	—	3	2	3	—	—	344
Consumer finance - automobiles	1,246	6,169	3,783	833	735	716	—	—	13,482
Consumer finance - marine and recreational vehicles	—	127	51	40	6	37	—	—	261
Total	$1,554	$6,340	$3,838	$876	$743	$764	$—	$—	$14,115
1	Gross charge-offs of other consumer loans for the year ended December 31, 2023 included $308,000 of demand deposit overdrafts that originated in 2023.

Gross charge-offs increased for the year ended December 31, 2024 compared to the same period in 2023 due primarily to higher charge-offs within the consumer finance-automobile portfolio segment as a result of an increase in the number of delinquent loans, the number of repossessions, and the average amount charged-off when a loan was uncollectable. Loans charged-off in 2024 and 2023 were primarily purchased in 2021 and 2022, when the wholesale values of automobiles were higher. Wholesale values of automobiles were generally lower in 2024 than 2023, resulting in larger amounts charged-off per loan.

As of December 31, 2024, the Corporation had no collateral dependent loans for which repayment was expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty.

NOTE 6: OREO

At December 31, 2024 and 2023, the carrying amount of OREO was $1.32 million and zero, respectively. At December 31, 2024, OREO was primarily comprised of a property previously used by the Bank as a branch, which was consolidated into a nearby branch in 2024. Changes in the balance for OREO are as follows:

	Year Ended December 31,
(Dollars in thousands)	2024	2023
Balance at the beginning of year, gross	$—	$—
Additions	—	—
Transfers from bank premises	1,827	—
Charge-offs	—	—
Sales proceeds	(416)	—
Gain on disposition	120	—
Balance at the end of year, gross	1,531	—
Less valuation allowance	(215)	—
Balance at the end of year, net	$1,316	$—

Changes in the allowance for OREO losses are as follows:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Balance at the beginning of year	$—	$—	$—
Provision for losses	215	—	—
Charge-offs, net	—	—	—
Balance at the end of year	$215	$—	$—

Net OREO gains of $120,000 were recognized upon the disposal of real estate in connection with the sale of a former branch location and are included in other income (loss), net in the Consolidated Statement of Income for 2024.  OREO losses, including expenses associated with OREO properties, of $218,000 and $2,000 are included in other noninterest expense in the Consolidated Statements of Income for 2024 and 2022, respectively. There were no net OREO losses or expenses during 2023.

NOTE 7: Corporate Premises and Equipment

Major classifications of corporate premises and equipment are summarized as follows:

	December 31,
(Dollars in thousands)	2024	2023
Land	$8,838	$9,024
Buildings	48,543	49,732
Equipment, furniture and fixtures	24,209	23,557
	81,590	82,313
Less accumulated depreciation	(41,472)	(40,399)
	$40,118	$41,914

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $3.14 million, $3.29 million and $3.74 million, respectively.

NOTE 8: Goodwill and Other Intangible Assets

The carrying amount of goodwill was $25.19 million at December 31, 2024 and 2023. There were no changes in the recorded balance of goodwill during the years ended December 31, 2024, 2023 or 2022.

The Corporation had $1.15 million and $1.41 million of other intangible assets as of December 31, 2024 and 2023, respectively.  Other intangible assets were recognized in connection with the core deposits acquired from Peoples Bankshares, Incorporated (Peoples) in 2020 and customer relationships acquired by C&F Wealth Management in 2016.

The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets:

	December 31,		December 31,
	2024		2023
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Core deposit intangibles	$1,711	$(700)	$1,711	$(588)
Other amortizable intangibles	1,405	(1,269)	1,405	(1,121)
Total	$3,116	$(1,969)	$3,116	$(1,709)

Amortization expense was $260,000, $272,000 and $298,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

Estimated future amortization expense by year as of December 31, 2024 is as follows:

(Dollars in thousands)
2025	$237
2026	101
2027	101
2028	101
2029	101
Thereafter	506
Total	$1,147

NOTE 9: Leases

The Corporation’s leases comprise primarily of leases of real estate in which the Corporation is the lessee.  Lease cost for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Operating lease cost	$821	$872	$1,008
Finance lease cost:
Amortization of right-of-use asset	452	314	314
Interest on lease liability	220	121	125
Short-term lease cost	89	99	139
Variable lease cost	121	63	97
Total lease cost	$1,703	$1,469	$1,683

Interest on lease liability cost is included in “Interest expense – Borrowings” and all other lease costs are included in “Occupancy” on the Consolidated Statements of Income. Variable lease payments primarily represent payments for common area maintenance, taxes and fees that are not included in base rent payments, and changes in lease payments that are adjusted for inflation.

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

	December 31,	December 31,
(Dollars in thousands)	2024	2023
Operating leases:
Right of use assets	$2,237	$2,836
Lease liabilities	$2,260	$2,877
Weighted average remaining lease term (years)	8.5	8.0
Weighted average discount rate	3.0%	2.7%

Finance leases:
Right of use assets	$7,316	$5,251
Lease liabilities	$8,169	$5,921
Weighted average remaining lease term (years)	15.5	16.5
Weighted average discount rate	3.0%	2.0%

Right of use assets are included in “Other Assets” on the Consolidated Balance Sheets.  Operating lease liabilities are included in “Other Liabilities” and Finance lease liabilities are included in “Long-term Borrowings” in the Consolidated Balance Sheets.  During the years ended December 31, 2024, 2023 and 2022, the Corporation assumed lease liabilities to obtain right-of-use assets in operating leases and financing leases of $2.73 million, $775,000 and $888,000, respectively.

Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2024, 2023 and 2022 is set forth in the table below.  In addition to the amounts paid shown below, the Corporation received lease incentives of $42,000 related to finance leases during the year ended December 31, 2024 and $37,000 related to operating leases during the year ended December 31, 2022.

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Operating leases:
Operating cash flows	$832	$905	$1,823
Finance leases:
Operating cash flows	220	121	125
Financing cash flows	233	220	440
Total cash flows	$1,285	$1,246	$2,388

Maturities of the Corporation’s lease liabilities are as follows:

	December 31, 2024
(Dollars in thousands)	Operating Leases	Finance Leases
2025	$540	$512
2026	451	574
2027	220	586
2028	179	602
2029	159	618
Thereafter	1,029	7,360
Total	2,578	10,252
Imputed interest	(318)	(2,083)
Lease liabilities	$2,260	$8,169

NOTE 10: Time Deposits

Time deposits are summarized as follows:

	December 31,
(Dollars in thousands)	2024	2023
Certificates of deposit, over $250	$264,405	$226,423
Other time deposits	553,924	446,776
	$818,329	$673,199

Remaining maturities on time deposits are as follows:

(Dollars in thousands)	December 31, 2024
2025	$705,715
2026	86,966
2027	20,910
2028	2,334
2029	1,857
Thereafter	547
$818,329

NOTE 11: Borrowings

The table below presents selected information on short-term borrowings:

	December 31,
(Dollars in thousands)	2024	2023
Balance outstanding at year end[1]	$28,994	$58,223
Maximum balance at any month end during the year	$58,842	$145,579
Average balance for the year	$29,614	$96,882
Weighted average rate for the year	1.88%	3.79%
Weighted average rate on borrowings at year end	1.64%	3.00%
Estimated fair value at year end	$28,993	$55,732
1	Consists of $28.99 million of repurchase transactions with customers, which generally mature the day following the day sold and are secured by investment securities at December 31, 2024. Consists of $30.71 million of repurchase transaction with customers, $27.50 million with the FHLB, and $18,000 of overnight fed funds borrowings with correspondent banks at December 31, 2023.

Long-term borrowings at December 31, 2024 were comprised of 1) advances from the FHLB consisting of $35.00 million of convertible advances and $5.00 million of fixed rate hybrid advances and 2) $20.00 million of the Corporation’s subordinated notes due in 2030 (the 2030 Subordinated Notes).

The FHLB convertible advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed rate to variable rate.  The fixed rate hybrid FHLB advances provide fixed-rate funding until the stated maturity date. C&F Bank may add interest rate caps or floors at a future date, at which time the cost of the caps or floors will be added to the advance note. The table below presents selected information for the FHLB advances at December 31, 2024:

				Next
				Conversion
(Dollars in thousands)		Interest Rate	Maturity Date	Option Date
Fixed Rate Hybrid Advances	$5,000	4.45%	03/05/27

Convertible Advances	$5,000	4.06%	03/05/27	03/05/25
	$10,000	4.13%	06/07/27	03/07/25
	$10,000	4.68%	03/23/26	09/23/25
	$10,000	4.55%	09/21/26	03/23/26

The 2030 Subordinated Notes bear interest at a fixed rate of 4.875 percent until September 2025 and at the three month SOFR plus 475.5 basis points thereafter.  The 2030 Subordinated Notes may be redeemed at the option of the Corporation at any time beginning in September 2025.  The Corporation repaid $4.00 million of subordinated notes during 2023. The subordinated notes of the Corporation rank junior to all existing and future senior indebtedness of the Corporation and are structurally subordinated to all existing and future debt and liabilities of the Bank and its subsidiaries.  These borrowings are presented in the Consolidated Balance Sheets net of issuance costs and, as applicable, acquisition premium.

The contractual maturities of long-term borrowings at December 31, 2024 are as follows:

(Dollars in thousands)	Fixed Rate	Floating Rate	Total
2025	$—	$—	$—
2026	20,000	—	20,000
2027	20,000	—	20,000
2028	—	—	—
2029	—	—	—
Thereafter	20,000	—	20,000
	$60,000	$—	$60,000

The Corporation’s available sources of credit for future borrowings total approximately $606.23 million at December 31, 2024, which consisted of $217.73 million available from the FHLB, $313.50 million available from the FRB, $75.00 million under unsecured federal funds agreements with third party financial institutions.  Credit available from the FHLB is secured by a blanket floating lien on all qualifying closed-end and revolving, open-end loans of C&F Bank secured by 1-4 family residential properties.  Credit available from the FRB is secured by liens on specific loans of C&F Bank. Additional loans and securities are available that can be pledged as collateral for future borrowings from the FRB or the FHLB above the current lendable collateral value.

C&F Financial Statutory Trust I (Trust I), C&F Financial Statutory Trust II (Trust II) and Central Virginia Bankshares Statutory Trust I (CVBK Trust I) are wholly-owned non-operating subsidiaries of the Corporation, formed for the purpose of issuing trust preferred capital securities. Collectively, these trusts have issued $25.00 million of trust preferred capital securities to institutional investors through private placements and $775,000 in common equity that is held by the Corporation.  Trust preferred capital securities of $5.00 million issued by CVBK Trust I, $10.00 million issued by Trust I, and $10.00 million issued by Trust II mature in 2033, 2035 and 2037, respectively, and are redeemable at the Corporation’s option.  Each of the trusts is required to make quarterly distributions to the holders of the securities at a rate based on the three-month SOFR plus a spread of between 1.57 percent and 3.15 percent.  During 2024, 2023 and 2022, the Corporation used interest rate swaps in designated cash flow hedges of interest payments on the trust preferred capital securities to mitigate the effects of changes in interest rates.  The interest rate swaps manage the Corporation’s exposure to variability in cash flows for periods that end between June 2026 and June 2029. At December 31, 2024, the effect of the interest rate swaps was a fixed rate of interest on the securities issued by CVBK Trust I, Trust I and Trust II of 4.64 percent, 5.80 percent and 5.10 percent, respectively.  The principal assets of CVBK Trust I, Trust I and Trust II are trust preferred capital notes of the Corporation of $5.16 million, $10.31 million and $10.31 million, respectively, which have like maturities and like interest rates to the trust preferred capital securities. The interest payments by the Corporation on the notes will be used by the trusts to pay the quarterly distributions on the trust preferred capital securities.  The trusts are unconsolidated subsidiaries of the Corporation, and the Corporation’s trust preferred capital notes are presented as liabilities in the Consolidated Balance Sheets net of acquisition discount, as applicable.

Subject to certain exceptions and limitations, the Corporation may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related capital securities.

NOTE 12: Equity, Other Comprehensive Income and Earnings Per Share

Equity and Noncontrolling Interest

The Board of Directors authorized a program, effective January 1, 2024 through December 31, 2024, to repurchase up to $10.0 million of the Corporation’s common stock (the 2024 Repurchase Program). During the year ended December 31, 2024, the Corporation repurchased 160,694 shares, or $7.95 million, of its common stock under the 2024 Repurchase Program.  In December 2024, the Board of Directors authorized a program, effective January 1, 2025 through December 31, 2025, to repurchase up to $5.0 million of the Corporation’s common stock (the 2025 Repurchase Program).

Under the Corporation’s previous share repurchase programs authorized by the Board of Directors, the Corporation repurchased 135,327 shares, or $7.51 million, and 89,373 shares, or $4.60 million, of its common stock during the year’s ended December 31, 2023 and 2022, respectively.

Additionally, during the years ended December 31, 2024, 2023 and 2022, the Corporation withheld 13,937 shares, 12,039 shares and 7,696 shares of its common stock, respectively, from employees to satisfy tax withholding obligations upon vesting of restricted stock.

Noncontrolling interest represents an ownership interest in C&F Select LLC, a subsidiary of C&F Mortgage, held by an unrelated investor.

Accumulated Other Comprehensive Income (Loss), Net

Changes in each component of accumulated other comprehensive loss were as follows for the years ended December 31, 2024, 2023 and 2022:

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at December 31, 2023	$(25,002)	$(2,752)	$1,067	$(26,687)

Other comprehensive income (loss) arising during the period	1,657	1,146	(238)	2,565
Related income tax effects	(348)	(240)	61	(527)
	1,309	906	(177)	2,038

Reclassifications into net income	—	62	(6)	56
Related income tax effects	—	(13)	2	(11)
	—	49	(4)	45

Other comprehensive income (loss), net of tax	1,309	955	(181)	2,083

Accumulated other comprehensive (loss) income at December 31, 2024	$(23,693)	$(1,797)	$886	$(24,604)

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at December 31, 2022	$(35,184)	$(3,236)	$1,462	$(36,958)

Other comprehensive income (loss) arising during the period	12,883	508	(526)	12,865
Related income tax effects	(2,705)	(106)	135	(2,676)
	10,178	402	(391)	10,189

Reclassifications into net income	5	104	(6)	103
Related income tax effects	(1)	(22)	2	(21)
	4	82	(4)	82

Other comprehensive income (loss), net of tax	10,182	484	(395)	10,271

Accumulated other comprehensive (loss) income at December 31, 2023	$(25,002)	$(2,752)	$1,067	$(26,687)

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive income (loss) at December 31, 2021	$437	$(2,055)	$(469)	$(2,087)

Other comprehensive (loss) income arising during the period	(45,090)	(1,465)	2,607	(43,948)
Related income tax effects	9,469	308	(671)	9,106
	(35,621)	(1,157)	1,936	(34,842)

Reclassifications into net income	—	(30)	(7)	(37)
Related income tax effects	—	6	2	8
	—	(24)	(5)	(29)

Other comprehensive (loss) income, net of tax	(35,621)	(1,181)	1,931	(34,871)

Accumulated other comprehensive (loss) income at December 31, 2022	$(35,184)	$(3,236)	$1,462	$(36,958)

The following table provides information regarding the reclassifications from accumulated other comprehensive loss into net income for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,			Line Item In the Consolidated
(Dollars in thousands)	2024	2023	2022	Statements of Income
Securities available for sale:
Reclassification of net realized losses into net income	$—	$(5)	$—	Net losses on sales, maturities and calls of available for sale securities
Related income tax effects	—	1	—	Income tax expense
	—	(4)	—	Net of tax

Defined benefit plan:[1]
Reclassification of recognized net actuarial losses into net income	(129)	(171)	(38)	Noninterest expenses - Other
Amortization of prior service credit into net income	67	67	68	Noninterest expenses - Other
Related income tax effects	13	22	(6)	Income tax expense
	(49)	(82)	24	Net of tax

Cash flow hedges:
Amortization of hedging gains into net income	6	6	7	Interest expense - Trust preferred capital notes
Related income tax effects	(2)	(2)	(2)	Income tax expense
	4	4	5	Net of tax

Total reclassifications into net income	$(45)	$(82)	$29
1See “Note 14: Employee Benefit Plans,” for additional information.

Earnings Per Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Net income attributable to C&F Financial Corporation	$19,834	$23,604	$29,159
Weighted average shares outstanding—basic and diluted	3,299,574	3,411,995	3,517,114

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

NOTE 13: Income Taxes

Principal components of income tax expense as reflected in the Consolidated Statements of Income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Current taxes	$3,741	$4,832	$6,887
Deferred taxes	474	586	708
	$4,215	$5,418	$7,595

Income tax expense for the years ended December 31, 2024, 2023 and 2022 differed from the federal statutory rate applied to income before income taxes for the following reasons:

	Year Ended December 31,
	2024		2023		2022
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Income tax at statutory rates	$5,068	21.0%	$6,124	21.0%	$7,762	21.0%
State income taxes, net of federal benefit	15	0.1	82	0.3	536	1.5
Tax-exempt interest income	(626)	(2.6)	(582)	(2.0)	(427)	(1.1)
Excess compensation	79	0.3	38	0.1	—	—
Income from bank-owned life insurance	(178)	(0.7)	(104)	(0.4)	(130)	(0.4)
Investments in qualified housing projects	(87)	(0.4)	(75)	(0.3)	(56)	(0.2)
Share based compensation	(111)	(0.5)	(114)	(0.4)	(37)	(0.1)
Other	55	0.2	49	0.2	(53)	(0.1)
	$4,215	17.4%	$5,418	18.5%	$7,595	20.6%

The Corporation’s net deferred income taxes totaled $17.72 million and $18.73 million at December 31, 2024 and 2023, respectively. The tax effects of each type of significant item that gave rise to deferred taxes are:

	December 31,
(Dollars in thousands)	2024	2023
Deferred tax assets
Allowances for credit losses, reserve for unfunded commitments and OREO losses	$10,238	$10,123
Net unrealized loss on securities available for sale	6,298	6,646
Nonqualified deferred compensation plan	3,781	3,969
Lease liabilities	2,216	1,877
Fair value adjustments related to business combinations	251	377
Share-based compensation	736	857
Reserve for indemnification losses	313	433
Accrued expenses	521	562
Other	783	778
Deferred tax assets	25,137	25,622
Deferred tax liabilities
Goodwill and other intangible assets	(2,992)	(3,027)
Right of use assets	(2,034)	(1,728)
Depreciation	(1,213)	(1,175)
Defined benefit plan	(862)	(583)
Cash flow hedges	(317)	(378)
Deferred tax liabilities	(7,418)	(6,891)
Net deferred tax assets	$17,719	$18,731

The Corporation files income tax returns in the U.S. federal jurisdiction and several states. With few exceptions, the Corporation is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2021.

NOTE 14: Employee Benefit Plans

The Corporation’s subsidiaries maintain defined contribution plans that provide the opportunity for voluntary tax-qualified deferral to substantially all of its full-time employees who are at least 18 years of age.  These plans also provide for employer contributions as a discretionary or non-discretionary matching contribution and in some cases as a discretionary profit-sharing contribution to the account of each participant.  The total expense recognized in connection with these qualified defined contribution plans for 2024, 2023 and 2022 were $1.47 million, $1.55 million and $1.44 million, respectively.

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

The Corporation has a nonqualified deferred compensation plan for certain executives. The plan allows for elective deferrals of salary, bonus and commissions. The plan also allows for discretionary employer contributions to enhance retirement benefits by supplementing the benefits provided under tax-qualified plans. Expenses under this plan were $378,000, $325,000 and $345,000 in 2024, 2023 and 2022, respectively.  The deferred compensation liability under the nonqualified plan is not required to be funded, however, the currently liability is funded and held in a rabbi trust and invested according to participant elections. These investments are included in other assets and the related liability is included in other liabilities.

In 2014, the Corporation approved an additional compensation benefit for the Corporation’s Chief Executive Officer at the time to provide post-retirement medical and dental coverage for him and his spouse for life.  Expense recognized for this arrangement in 2022 was $10,000.  There was no expense recognized in the years ended December 31, 2024 and 2023, with all estimated amounts having been accrued. The remaining related liability is included in other liabilities.

The following table summarizes the projected benefit obligations, plan assets, funded status and related assumptions associated with the Cash Balance Plan based upon actuarial valuations.

	December 31,
(Dollars in thousands)	2024	2023
Change in benefit obligation
Projected benefit obligation, beginning	$16,812	$15,267
Service cost	1,414	1,377
Interest cost	757	728
Actuarial (gain) loss	(802)	527
Benefits paid	(1,128)	(1,087)
Projected benefit obligation, ending	17,053	16,812
Change in plan assets
Fair value of plan assets, beginning	19,588	18,356
Actual return on plan assets	1,697	2,319
Employer contributions	1,000	—
Benefits paid	(1,128)	(1,087)
Fair value of plan assets, ending	21,157	19,588
Funded status	$4,104	$2,776
Amounts recognized as an other asset	$4,104	$2,776
Amounts recognized in accumulated other comprehensive loss
Net loss	$2,443	$3,718
Prior service credits	(168)	(235)
Deferred taxes	(478)	(731)
Total recognized in accumulated other comprehensive loss	$1,797	$2,752
Weighted-average assumptions for benefit obligation at valuation date
Discount rate	5.4%	4.7%
Rate of compensation increase	3.0	3.0
Interest crediting rate	5.0	5.0

The accumulated benefit obligation was $17.05 million and $16.81 million as of the actuarial valuation dates December 31, 2024 and 2023, respectively. The actuarial gain of $802,000 on the projected benefit obligation for 2024 and the actuarial loss of $527,000 on the projected benefit obligation for 2023 were due primarily to fluctuations in the discount rate as well as demographic changes in the population.

The Cash Balance Plan contains provisions that allow participants the option of receiving their pension benefits in a lump sum upon retirement or, in certain cases, prior to retirement. The Corporation’s accounting policy is to record these payments as a settlement only if, in the aggregate for a given year, they exceed the sum of the annual service cost and interest cost for the Cash Balance Plan.  There were no lump sum pension settlement payments which exceeded the settlement threshold during 2024 or 2023.

The following table summarizes the components of net periodic benefit cost and related assumptions associated with the Cash Balance Plan.

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Components of net periodic benefit cost:
Service cost, included in salaries and employee benefits	$1,414	$1,377	$1,837

Other components of net periodic benefit cost:
Interest cost	757	728	492
Expected return on plan assets	(1,351)	(1,284)	(1,660)
Amortization of prior service credit	(67)	(67)	(68)
Recognized net actuarial losses	129	171	38
Other components of net periodic benefit cost, included in other noninterest expense	(532)	(452)	(1,198)

Net periodic benefit cost	$882	$925	$639

	January 1,
	2024	2023	2022
Weighted-average assumptions for net periodic benefit cost
Discount rate	4.7%	4.9%	2.5%
Expected return on plan assets	7.3	7.3	7.3
Rate of compensation increase	3.0	3.0	3.0
Interest crediting rate	5.0	5.0	5.0

The benefits expected to be paid by the plan in the next ten years are as follows:

(Dollars in thousands)
2025	$1,495
2026	1,009
2027	938
2028	1,766
2029	1,818
2030 – 2034	12,589

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

C&F Bank’s defined benefit pension plan’s weighted average asset allocations by asset category are as follows:

	December 31,
	2024	2023
Mutual funds-fixed income	37%	40%
Mutual funds-equity	63	60
Cash and equivalents	*	*
	100%	100%

* Less than one percent.

The following table summarizes the fair value of the defined benefit plan assets as of December 31, 2024 and 2023. For more information about fair value measurements, see “Note 19: Fair Value of Assets and Liabilities.”

	December 31, 2024
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Mutual funds-fixed income [1]	$7,828	$—	$—	$7,828
Mutual funds-equity [2]	13,329	—	—	13,329
Cash and equivalents [3]	—	—	—	—
Total pension plan assets	$21,157	$—	$—	$21,157

	December 31, 2023
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Mutual funds-fixed income [1]	$7,835	$—	$—	$7,835
Mutual funds-equity [2]	11,753	—	—	11,753
Cash and equivalents [3]	—	—	—	—
Total pension plan assets	$19,588	$—	$—	$19,588
1	This category includes investments in mutual funds focused on fixed income securities with both short-term and long-term investments. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the funds.
2	This category includes investments in mutual funds focused on equity securities with a diversified portfolio and includes investments in large cap and small cap funds, growth funds, international focused funds and value funds. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the funds.
3	This category comprises cash and short-term cash equivalent funds. The funds are valued at cost which approximates fair value.

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

NOTE 15: Related Party Transactions

Loans outstanding to the Corporation’s management, including directors and senior officers and certain of their affiliates, totaled $1.22 million and $1.21 million at December 31, 2024 and 2023, respectively.  For the year ended December 31, 2024, the Corporation made $437,000 new loan advances to directors and senior officers and received repayments totaling $424,000. Total deposits of directors and senior officers and their related interests were $6.22 million and $4.91 million at December 31, 2024 and 2023, respectively.  In the opinion of management, these transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates, collateral and repayment terms, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management and the Corporation’s Board of Directors, do not involve more than normal risk or present other unfavorable features.

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

As permitted under the plans, the Corporation awards shares of restricted stock to certain key employees, non-employee directors and consultants. Restricted shares awarded to employees generally vest over periods up to five years and restricted shares awarded to non-employee directors generally vest over periods up to three years.  A summary of the activity for restricted stock awards for the periods indicated is presented below:

	2024		2023		2022
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of year	135,694	$52.13	145,677	$48.88	140,577	$48.57
Granted	32,320	60.15	36,945	62.87	36,435	54.18
Vested	(46,801)	51.39	(43,383)	50.59	(26,200)	54.73
Cancelled	(1,435)	53.69	(3,545)	49.37	(5,135)	48.28
Nonvested at end of year	119,778	54.56	135,694	52.13	145,677	48.88

The fair value of shares that vested during the years ended December 31, 2024, 2023 and 2022 were $2.73 million, $2.52 million, and $1.39 million, respectively.  Compensation is accounted for using the fair value of the Corporation’s common stock on the date the restricted shares are awarded. Compensation expense is charged to income ratably over the required service periods and was $1.92 million ($1.29 million after income taxes) in 2024, $1.99 million ($1.35 million after income taxes) in 2023 and $1.97 million ($1.42 million after income taxes) in 2022. As of December 31, 2024, there was $3.65 million of total unrecognized compensation cost related to restricted stock granted under the plan, which is expected to be recognized over a weighted-average period of 3.0 years and through 2029.

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

As of December 31, 2024, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized under regulations applicable at December 31, 2024, the Bank was required to maintain minimum total risk-based, Tier 1 risk-based, CET1 risk-based and Tier 1 leverage ratios as set forth in the tables below. The total capital ratio, Tier 1 capital ratio and CET1 ratio are calculated as a percentage of risk-weighted assets.  The Tier 1 leverage ratio is calculated as a percentage of average tangible assets.

The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2024 and 2023 are presented in the following tables along with regulatory requirements for the Bank and requirements that apply to bank holding companies that are subject to regulatory capital requirements for bank holding companies. The Corporation’s consolidated capital is determined under regulations that apply to bank holding companies that are not small bank holding companies.  Although the minimum regulatory capital requirements are not applicable to the Corporation, the Corporation calculates these ratios for its own planning and monitoring purposes. Total risk-weighted assets at December 31, 2024 for the Corporation were $2.13 billion and for the Bank were $2.10 billion.  Total risk-weighted assets at December 31, 2023 for the Corporation were $1.95 billion and for the Bank were $1.92 billion. Management believes that, as of December 31, 2024, the Bank met all capital adequacy requirements to which it is subject.

	December 31, 2024
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$299,157	14.1%	$170,256	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	252,373	11.9	127,692	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	227,373	10.7	95,769	4.5		N/A	N/A
Tier 1 leverage ratio	252,373	9.8	102,645	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$284,550	13.5%	$168,233	8.0%		$210,291	10.0%
Tier 1 risk-based capital ratio	258,078	12.3	126,175	6.0		168,233	8.0
Common Equity Tier 1 capital ratio	258,078	12.3	94,631	4.5		136,689	6.5
Tier 1 leverage ratio	258,078	10.1	101,805	4.0		127,256	5.0

	December 31, 2023
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$289,396	14.8%	$155,927	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	244,830	12.6	116,945	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	219,830	11.3	87,709	4.5		N/A	N/A
Tier 1 leverage ratio	244,830	10.1	97,449	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$271,952	14.1%	$153,816	8.0%		$192,270	10.0%
Tier 1 risk-based capital ratio	247,712	12.9	115,362	6.0		153,816	8.0
Common Equity Tier 1 capital ratio	247,712	12.9	86,522	4.5		124,976	6.5
Tier 1 leverage ratio	247,712	10.3	96,655	4.0		120,819	5.0

The Basel III rules established a “capital conservation buffer” of additional capital of 2.5 percent above the regulatory minimum risk-based capital ratios, which is not included in the tables above.  Including the capital conservation buffer, the minimum ratios are a common equity Tier 1 risk-based capital ratio of 7.0 percent, a Tier 1 risk-based capital ratio of 8.5 percent and a total risk-based capital ratio of 10.5 percent.  The Corporation and the Bank exceeded these ratios at December 31, 2024 and 2023.

Between 2003 and 2007, the Corporation’s statutory business trusts issued $25.00 million of aggregate trust preferred securities. Based on the Corporation’s Tier 1 capital levels, the entire $25.00 million of trust preferred securities was included in the Corporation’s Tier 1 capital as of December 31, 2024 and 2023. The Corporation’s 2030 Subordinated Notes, issued in 2020, qualifies for inclusion in Tier 2 capital of the Corporation as of December 31, 2024 and 2023. The Corporation’s 2028 Subordinated Notes of $4.0 million, assumed upon the acquisition of Peoples in 2020, qualified for inclusion in Tier 2 capital of the Corporation as of December 31, 2022 and was repaid during 2023. In each case, the amount included in regulatory capital with respect to trust preferred securities or subordinated notes may be reduced as those instruments near maturity.

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit-worthiness on a case-by-case basis.  The amount of loan commitments at the Bank was $469.77 million at December 31, 2024 and $413.53 million at December 31, 2023, which does not include IRLCs at the mortgage banking segment, which are discussed in Note 21. Off balance sheet credit exposures, including loan commitments, are not recorded on balance sheet, but expected credit losses arising from off balance sheet credit exposures are recorded as a reserve for unfunded commitments and reported in Other Liabilities. The reserve for unfunded commitments was established in 2023 with the adoption of ASC 326.  The following table presents the Corporation’s reserve for unfunded commitments for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2024	2023
Balance at the beginning of year	$1,650	$—
Impact of ASC 326 adoption	—	1,501
Provision charged to operations	150	149
Balance at the end of year	$1,800	$1,650

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $18.79 million at December 31, 2024 and $7.91 million at December 31, 2023.

The mortgage banking segment sells the majority of the residential mortgage loans it originates to third-party investors.  Additionally, the community banking segment purchases residential mortgage loans from the mortgage banking segment under terms and conditions similar to third-party investors. As is customary in the industry, the agreements with these investors require the mortgage banking segment to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the investors are entitled to make loss claims and repurchase requests of the mortgage banking segment for loans that contain covered deficiencies. The mortgage banking segment has obtained early payment default recourse waivers for a portion of its business. Recourse periods for early payment default for the remaining investors vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. The mortgage banking segment maintains an allowance for indemnifications that represents management’s estimate of losses that are probable of arising under these recourse provisions. As performance data for loans that have been sold is not made available to the mortgage banking segment by the investors, the estimate of potential losses is inherently subjective and is based on historical indemnification payments and management’s assessment of current conditions that may contribute to indemnified losses on mortgage loans that have been sold in the secondary market. During the year ended December 31, 2024, the Corporation recorded a net reversal of provision for indemnifications of $460,000, compared to a net reversal of provision for indemnifications of $585,000 for the year ended December 31, 2023, which is included in “Noninterest Expenses – Other” on the Consolidated Statements of Income. The following table presents the changes in the allowance for indemnification losses for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Allowance, beginning of period	$1,809	$2,394	$3,252
Net reversal of provision for indemnification losses	(460)	(585)	(858)
Payments	—	—	—
Allowance, end of period	$1,349	$1,809	$2,394

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

●	Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 assets and liabilities include debt securities traded in an active exchange market.

●	Level 2—Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3—Valuation is determined using model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect the Corporation’s estimates of assumptions that market participants would use in pricing the respective asset or liability. Valuation techniques may include the use of pricing models, discounted cash flow models and similar techniques.

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At December 31, 2024 and 2023, the Corporation’s entire securities portfolio was comprised of investments in debt securities classified as available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are ICE Data Services (ICE), Refinitiv and Bloomberg Valuation Service (BVAL).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. ICE provides evaluated prices for the Corporation's obligations of states and political subdivisions category of securities.  ICE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  Refinitiv and BVAL provide evaluated prices for the Corporation’s U.S. treasury, government agencies and corporations, mortgage-backed and corporate categories of securities.  U.S. treasury securities and fixed-rate callable securities of U.S. government agencies and corporations are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to relative to-be-announced mortgage backed securities (TBA securities) or other benchmark prices. TBA securities prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables. Fixed-rate securities issued by the Small Business Association in the mortgage backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.

Other investments. The Corporation holds equity investments in funds that provide debt and equity financing to small businesses.  These investments are recorded at fair value and included in other assets in the Consolidated Balance Sheets.

Changes in fair value are recognized in net income. The funds are managed by investment companies, and the net asset value of each fund is reported regularly by the investment companies. At December 31, 2024 and 2023, the combined fair value of these investments was $1.66 million and $1.93 million, respectively. These investments, measured at net asset value, are not presented in the tables below related to fair value measurements. Changes in fair value of these investments resulted in the recognition of unrealized gains of $273,000 and $344,000 for the year ended December 31, 2024 and 2023, respectively.

The Corporation also holds certain equity investments consisting of equity interests in an independent insurance agency and a full service title and settlement agency (collectively, the agencies). These investments are subject to contractual sale restrictions that only permit the sale of the investments back to the agencies themselves.  At December 31, 2024 and 2023, the fair value of these investments was $4.17 million and $3.75 million, respectively. These investments are recorded at fair value based on the contractual redemption value of Corporation’s proportionate share of the agencies equity and included in other assets in the Consolidated Balance Sheets.  Changes in fair value are recognized in net income and resulted in the recognition of unrealized gains of $687,000 and $333,000 for the years ended December 31, 2024 and 2023, respectively.  The Corporation’s investments in these agencies are classified as Level 2.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis. The fair value of forward sales of mortgage loans were not material to the consolidated financial statements of the Corporation at December 31, 2024 or 2023.

	December 31, 2024
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$10,700	$—	$10,700
U.S. government agencies and corporations	—	60,659	—	60,659
Mortgage-backed securities	—	182,436	—	182,436
Obligations of states and political subdivisions	—	143,610	—	143,610
Corporate and other debt securities	—	21,220	—	21,220
Total securities available for sale	—	418,625	—	418,625
Loans held for sale	—	20,112	—	20,112
Other investments	—	4,167	—	4,167
Derivatives
IRLC	—	585	—	585
Interest rate swaps on loans	—	4,636	—	4,636
Cash flow hedges	—	1,169	—	1,169
Total assets	$—	$449,294	$—	$449,294

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$4,636	$—	$4,636
Total liabilities	$—	$4,636	$—	$4,636

	December 31, 2023
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$45,103	$—	$45,103
U.S. government agencies and corporations	—	87,094	—	87,094
Mortgage-backed securities	—	161,696	—	161,696
Obligations of states and political subdivisions	—	147,111	—	147,111
Corporate and other debt securities	—	21,440	—	21,440
Total securities available for sale	—	462,444	—	462,444
Loans held for sale	—	14,176	—	14,176
Other investments	—	3,751	—	3,751
Derivatives
IRLC	—	335	—	335
Interest rate swaps on loans	—	6,110	—	6,110
Cash flow hedges	—	1,415	—	1,415
Total assets	$—	$488,231	$—	$488,231

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$6,110	$—	$6,110
Total liabilities	$—	$6,110	$—	$6,110

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

OREO. At December 31, 2024, OREO was comprised of a property previously used by the Bank as a branch, which was consolidated into a nearby branch in 2024. OREO is held for sale and initially recorded at fair value less estimated costs to sell. Initial fair value is based upon appraisals the Corporation obtains from independent licensed appraisers or recent sales of similar properties and general market conditions. Subsequently, management periodically performs valuations of the assets based on updated appraisals, general market conditions, recent sales of similar properties, length of time the properties have been held, and our ability and intent with regard to continued ownership of the properties. The Corporation may incur additional write-downs of OREO to fair value less estimated costs to sell if valuations indicate a further deterioration in market conditions. As such, the Corporation records OREO as a nonrecurring fair value measurement classified as Level 3.

The following table presents the balances of assets measured at fair value on a nonrecurring basis at December 31, 2024. There were no assets measured at fair value on a nonrecurring basis at December 31, 2023.

	December 31, 2024
	Fair Value Measurements Classified as			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Other real estate owned, net	$—	$—	$1,316	$1,316
Total	$—	$—	$1,316	$1,316

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

	Carrying	Fair Value Measurements at December 31, 2024 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$66,853	$65,586	$1,265	$—	$66,851
Securities available for sale	418,625	—	418,625	—	418,625
Loans, net	1,880,311	—	—	1,838,887	1,838,887
Loans held for sale	20,112	—	20,112	—	20,112
Other investments	4,167	—	4,167	—	4,167
Derivatives
IRLC	585	—	585	—	585
Interest rate swaps on loans	4,636	—	4,636	—	4,636
Cash flow hedges	1,169	—	1,169	—	1,169
Bank-owned life insurance	21,191	—	21,191	—	21,191
Accrued interest receivable	10,592	10,592	—	—	10,592
Financial liabilities:
Demand and savings deposits	1,352,531	1,352,531	—	—	1,352,531
Time deposits	818,329	—	819,276	—	819,276
Borrowings	114,440	—	105,533	—	105,533
Derivatives
Interest rate swaps on loans	4,636	—	4,636	—	4,636
Accrued interest payable	4,403	4,403	—	—	4,403

	Carrying	Fair Value Measurements at December 31, 2023 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$77,403	$75,159	$2,244	$—	$77,403
Securities available for sale	462,444	—	462,444	—	462,444
Loans, net	1,702,488	—	—	1,643,462	1,643,462
Loans held for sale	14,176	—	14,176	—	14,176
Other investments	3,751	—	3,751	—	3,751
Derivatives
IRLC	335	—	335	—	335
Interest rate swaps on loans	6,110	—	6,110	—	6,110
Cash flow hedges	1,415	—	1,415	—	1,415
Bank-owned life insurance	21,464	—	21,464	—	21,464
Accrued interest receivable	10,398	10,398	—	—	10,398
Financial liabilities:
Demand and savings deposits	1,392,931	1,392,931	—	—	1,392,931
Time deposits	673,199	—	668,965	—	668,965
Borrowings	103,618	—	90,120	—	90,120
Derivatives
Interest rate swaps on loans	6,110	—	6,110	—	6,110
Accrued interest payable	3,493	3,493	—	—	3,493

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

The Corporation’s chief operating decision makers (CODMs) are the President/Chief Executive Officer and the Chief Financial Officer.  The CODMs use net income to evaluate income generated from segment assets in deciding whether to reinvest profits into the segments or into other parts of the entity, such as for acquisitions or to pay dividends. Net income is used to monitor budget versus actual results. The CODMs also use net income in competitive analysis by benchmarking to the Corporation’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segments and in establishing management’s compensation.

Interest expense is allocated to the mortgage banking and consumer finance segments through borrowings from the community banking segment. The community banking segment extends two warehouse lines of credit to the mortgage banking segment, providing a portion of the funds needed to originate mortgage loans, that carry interest rates at the daily FHLB advance rate plus a spread ranging from 50 basis points to 175 basis points. The community banking segment also provides the consumer finance segment with a portion of the funds needed to purchase loan contracts by means of a variable rate line of credit that carries interest at one-month term SOFR plus 211.5 basis points, with a floor of 3.5 percent and a ceiling of 6.0 percent, and fixed rate notes that carry interest at rates ranging from 3.8 percent to 4.0 percent. The community banking segment acquires certain residential real estate loans from the mortgage banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. In addition to unallocated expenses recorded by the holding company, certain overhead costs are incurred by the community banking segment and are not allocated to the mortgage banking and consumer finance segments.

	Year Ended December 31, 2024
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$87,600	$1,897	$49,684	$—	$413	$139,594
Interest expense	40,498	—	—	2,321	—	42,819
Net interest income before allocation	47,102	1,897	49,684	(2,321)	413	96,775
Net interest allocation[1]	24,456	(796)	(23,660)	—	—	—
Net interest income	71,558	1,101	26,024	(2,321)	413	96,775
Gain on sales of loans	—	6,421	—	—	(357)	6,064
Other noninterest income	17,723	4,602	1,024	1,363	(238)	24,474
Net revenue	89,281	12,124	27,048	(958)	(182)	127,313

Less:
Provision for credit losses	1,650	—	11,600	—	—	13,250

Salaries and employee benefits	36,252	7,069	8,026	2,231	—	53,578
Occupancy expense	6,887	890	620	—	—	8,397
Data processing	8,927	1,012	1,328	47	—	11,314
Professional fees	2,834	103	312	362	—	3,611
Insurance expense	1,575	111	146	—	—	1,832
Marketing and advertising expenses	748	426	39	—	—	1,213
Loan processing and collection expenses	256	917	1,488	—	—	2,661
Provision for indemnifications	—	(460)	—	—	—	(460)
Other segment items[2]	5,395	528	1,577	350	(66)	7,784
Total noninterest expense	62,874	10,596	13,536	2,990	(66)	89,930

Income (loss) before taxes	24,757	1,528	1,912	(3,948)	(116)	24,133
Income tax expense (benefit)	4,473	420	498	(1,152)	(24)	4,215
Net income (loss)	$20,284	$1,108	$1,414	$(2,796)	$(92)	$19,918

Other data:
Total assets	$2,449,641	$29,837	$472,672	$31,823	$(420,599)	$2,563,374
Total loans held for investment, net	1,436,226	—	444,085	—	—	1,880,311
Total deposits	2,186,139	—	—	—	(15,279)	2,170,860
Capital expenditures	3,101	210	175	—	—	3,486
Depreciation and amortization	3,433	86	338	—	—	3,857
1	Interest expense is allocated to the mortgage banking and consumer finance segments through borrowings from the community banking segment.
2	Other segment items for each reportable segment include:
a.	Community banking – licenses and other taxes expense, travel and education expense, telecommunications expense, other real estate owned losses and expense, net periodic pension cost, office supplies, and certain overhead expenses.
b.	Mortgage banking – licenses and other taxes expense, travel and education expense, telecommunications expense, office supplies, and certain overhead expenses.
c.	Consumer finance – licenses and taxes other expense, travel and education expense, telecommunications expense, payment processing expense, office supplies, and certain overhead expenses.

	Year Ended December 31, 2023
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$74,949	$1,695	$47,264	$—	$229	$124,137
Interest expense	24,184	—	—	2,246	—	26,430
Net interest income before allocation	50,765	1,695	47,264	(2,246)	229	97,707
Net interest allocation[1]	23,438	(612)	(22,826)	—	—	—
Net interest income	74,203	1,083	24,438	(2,246)	229	97,707
Gain on sales of loans	—	5,845	—	—	(65)	5,780
Other noninterest income	16,465	4,353	962	2,257	(202)	23,835
Net revenue	90,668	11,281	25,400	11	(38)	127,322

Less:
Provision for credit losses	1,625	—	6,650	—	—	8,275

Salaries and employee benefits	36,004	6,996	8,732	3,144	—	54,876
Occupancy expense	6,354	1,005	634	—	—	7,993
Data processing	8,564	1,008	1,280	22	—	10,874
Professional fees	2,149	101	310	192	—	2,752
Insurance expense	1,396	128	135	—	—	1,659
Marketing and advertising expenses	1,075	428	45	—	—	1,548
Loan processing and collection expenses	248	1,047	2,022	—	—	3,317
Provision for indemnifications	—	(585)	—	—	—	(585)
Other segment items[2]	5,023	560	1,658	267	(59)	7,449
Total noninterest expense	60,813	10,688	14,816	3,625	(59)	89,883

Income (loss) before taxes	28,230	593	3,934	(3,614)	21	29,164
Income tax expense (benefit)	5,302	128	1,055	(1,066)	(1)	5,418
Net income (loss)	$22,928	$465	$2,879	$(2,548)	$22	$23,746

Other data:
Total assets	$2,319,810	$22,177	$476,671	$35,581	$(415,741)	$2,438,498
Total loans held for investment, net	1,257,557	—	444,931	—	—	1,702,488
Total deposits	2,084,327	—	—	—	(18,197)	2,066,130
Capital expenditures	1,301	12	146	—	—	1,459
Depreciation and amortization	3,402	79	398	—	—	3,879
1	Interest expense is allocated to the mortgage banking and consumer finance segments through borrowings from the community banking segment.
2	Other segment items for each reportable segment include:
a.	Community banking – licenses and other taxes expense, travel and education expense, telecommunications expense, other real estate owned losses expense, net periodic pension cost, office supplies, and certain overhead expenses.
b.	Mortgage banking – licenses and other taxes expense, travel and education expense, telecommunications expense, office supplies, and certain overhead expenses.
c.	Consumer finance – licenses and other taxes expense, travel and education expense, telecommunications expense, payment processing expense, office supplies, and certain overhead expenses.

	Year Ended December 31, 2022
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$56,782	$2,036	$42,441	$—	$95	$101,354
Interest expense	5,532	—	—	2,358	—	7,890
Net interest income before allocation	51,250	2,036	42,441	(2,358)	95	93,464
Net interest allocation[1]	15,786	(662)	(15,124)	—	—	—
Net interest income	67,036	1,374	27,317	(2,358)	95	93,464
Gain on sales of loans	—	7,963	—	—	(465)	7,498
Other noninterest income	19,250	4,856	1,050	(3,230)	(212)	21,714
Net revenue	86,286	14,193	28,367	(5,588)	(582)	122,676

Less:
Provision for credit losses	(600)	32	3,740	—	—	3,172

Salaries and employee benefits	33,770	7,599	8,939	(2,441)	—	47,867
Occupancy expense	6,633	1,271	660	—	—	8,564
Data processing	7,889	1,137	1,458	30	—	10,514
Professional fees	2,121	180	267	199	—	2,767
Insurance expense	858	61	130	—	—	1,049
Marketing and advertising expenses	1,185	518	102	—	—	1,805
Loan processing and collection expenses	199	1,683	2,096	—	—	3,978
Provision for indemnifications	—	(858)	—	—	—	(858)
Other segment items[2]	4,063	989	1,632	230	(60)	6,854
Total noninterest expense	56,718	12,580	15,284	(1,982)	(60)	82,540

Income (loss) before taxes	30,168	1,581	9,343	(3,606)	(522)	36,964
Income tax expense (benefit)	5,794	371	2,512	(973)	(109)	7,595
Net income (loss)	$24,374	$1,210	$6,831	$(2,633)	$(413)	$29,369

Other data:
Total assets	$2,206,299	$24,500	$479,864	$43,241	$(421,587)	$2,332,317
Total loans held for investment, net	1,145,940	671	448,589	—	—	1,595,200
Total deposits	2,029,951	—	—	—	(26,091)	2,003,860
Capital expenditures	3,265	66	17	—	—	3,348
Depreciation and amortization	3,720	226	410	—	—	4,356
1	Interest expense is allocated to the mortgage banking and consumer finance segments through borrowings from the community banking segment.
2	Other segment items for each reportable segment include:
a.	Community banking – licenses and other taxes expense, travel and education expense, telecommunications expense, other real estate owned losses and expense, net periodic pension cost, office supplies, and certain overhead expenses.
b.	Mortgage banking – licenses and other taxes expense, travel and education expense, telecommunications expense, office supplies, and certain overhead expenses.
c.	Consumer finance – licenses and taxes other expense, travel and education expense, telecommunications expense, payment processing expense, office supplies, and certain overhead expenses.

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

These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Corporation’s borrowings for fixed-rate interest payments. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Corporation assesses the effectiveness of each hedging relationship quarterly.  If the Corporation determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of December 31, 2024, the Corporation has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2026 and June 2029.

All interest rate swaps were entered into with counterparties that met the Corporation’s credit standards and the agreements contain collateral provisions protecting the at-risk party. The Corporation believes that the credit risk inherent in these derivative contracts is not significant.

These cash flow hedges are reported at fair value in “other assets” in the Consolidated Balance Sheets. Unrealized gains or losses recorded in other comprehensive income (loss) related to cash flow hedges are reclassified into earnings in the same period(s) during which the hedged interest payments affect earnings.  When a designated hedging instrument is terminated and the hedged interest payments remain probable of occurring, any remaining unrecognized gain or loss in other comprehensive income (loss) is reclassified into earnings in the period(s) during which the forecasted interest payments affect earnings.  Amounts reclassified into earnings and interest receivable or payable under designated interest rate swaps are reported in interest expense.  The Corporation does not expect any unrealized losses related to cash flow hedges to be reclassified into earnings in the next twelve months. Refer to Note 12 for additional information on amounts reclassified into net income related to these cash flow hedges.

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

At December 31, 2024, the mortgage banking segment had $39.29 million of IRLCs and $20.11 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $59.40 million in mortgage loans.

At December 31, 2023, the mortgage banking segment had $26.15 million of IRLCs and $14.18 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $40.33 million in mortgage loans.

The following tables summarize key elements of the Corporation’s derivative instruments.

	December 31, 2024
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$1,169	$—
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	77,820	—	4,636
Matched interest rate swaps with counterparty	77,820	4,636	—
Mortgage banking contracts:
IRLCs	39,291	585	—

	December 31, 2023
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$1,415	$—
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	109,638	1,611	4,499
Matched interest rate swaps with counterparty	109,638	4,499	1,611
Mortgage banking contracts:
IRLCs	26,152	335	—

The Corporation and the Bank are required to maintain cash collateral with dealer counterparties for interest rate swap relationships in a loss position.  At both December 31, 2024 and 2023, there was no cash collateral maintained with dealer counterparties.

1

NOTE 22: Holding Company Condensed Financial Information

The following tables present the condensed balance sheets as of December 31, 2024 and 2023 and the condensed statements of comprehensive income and cash flows for the years ended December 31, 2024, 2023 and 2022 for the Corporation on a standalone basis:

	December 31,
(Dollars in thousands)	2024	2023
Condensed Balance Sheets
Assets
Cash	$10,513	$13,467
Other assets	21,901	22,210
Investment in C&F Bank	255,803	243,409
Total assets	$288,217	$279,086
Liabilities and equity
Trust preferred capital notes	$25,457	$25,422
Long-term borrowings	19,989	19,973
Other liabilities	16,411	16,813
Equity	226,360	216,878
Total liabilities and equity	$288,217	$279,086

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Condensed Statements of Income and Comprehensive Income (Loss)
Interest expense on borrowings	$(2,321)	$(2,246)	$(2,358)
Dividends received from C&F Bank	12,500	10,600	12,500
Equity in undistributed net income of C&F Bank	10,130	15,552	19,292
Other income	1,363	2,257	(3,230)
Other expenses	(1,838)	(2,559)	2,955
Net income	19,834	23,604	29,159
Other comprehensive income (loss), net of tax	2,083	10,271	(34,871)
Comprehensive income (loss)	$21,917	$33,875	$(5,712)

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Condensed Statements of Cash Flows
Operating activities:
Net cash provided by operating activities	$11,404	$8,926	$9,750
Investing activities:
Swap collateral, net	—	—	2,705
Net cash provided by investing activities	—	—	2,705
Financing activities:
Repayment of borrowings	—	(4,000)	—
Common stock repurchases	(8,761)	(7,758)	(5,373)
Cash dividends	(5,780)	(5,986)	(5,756)
Other financing activities, net	183	191	184
Net cash used in financing activities	(14,358)	(17,553)	(10,945)
Net (decrease) increase in cash and cash equivalents	(2,954)	(8,627)	1,510
Cash at beginning of year	13,467	22,094	20,584
Cash at end of year	$10,513	$13,467	$22,094

NOTE 23: Other Noninterest Expenses

The following table presents the significant components in the Consolidated Statements of Income line “Noninterest Expenses-Other.”

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Telecommunication expenses	$1,529	$1,330	$1,368
Postage and courier expenses	1,049	994	881
Licenses and taxes expense	1,004	918	975
Travel and educational expenses	994	1,272	1,393
Other real estate owned losses and expenses, net	218	—	2
Other components of net periodic pension cost	(532)	(452)	(1,198)
Provision for indemnifications	(460)	(585)	(858)
All other noninterest expenses	3,522	3,387	3,433
Total other noninterest expenses	$7,324	$6,864	$5,996

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

C&F Financial Corporation

Toano, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of C&F Financial Corporation and its subsidiaries (the Corporation) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 27, 2025 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

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

Allowance for Credit Losses – Loans Collectively Evaluated for Credit Losses

As further described in Notes 1 and 5 to the consolidated financial statements, the allowance for credit losses on loans (ACLL) is a valuation allowance that represents management’s best estimate of expected credit losses on loans measured at amortized cost considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms. Loans which share common risk characteristics are pooled and collectively evaluated by the Corporation using historical data, as well as assessments of current conditions and reasonable and supportable forecasts of future conditions. The Corporation’s ACLL related to collectively evaluated loans represented $39.5 million of the total recorded ACLL of $40.1 million as of December 31, 2024. The collectively evaluated ACLL consists of quantitative and qualitative components.

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

The primary audit procedures we performed to address this critical audit matter included:

●	Obtaining an understanding and testing the design and operating effectiveness of the Corporation’s ACLL internal controls, including management review controls, related to the collectively evaluated ACLL, including the process for selection, implementation and ongoing maintenance of:
o	The discounted cash flow method as the expected loss model, including identification of loan pools, model validation, monitoring, and the completeness and accuracy of key data inputs and assumptions.
o	Qualitative factors, including development and review of the data inputs used as the basis for the allocations and management's review and approval of the reasonableness of the assumptions used to develop the qualitative adjustments.
o	Governance and management review processes.

● Substantively testing management’s process for measuring the collectively evaluated ACLL, including:

o	Evaluating conceptual soundness, assumptions, and key data inputs of the Corporation’s discounted cash flow methodology, including the identification of loan pools, the probability of default and loss given default rate inputs, and the prepayment/curtailment rate inputs for each pool.
o	Evaluating the methodology and testing the accuracy of incorporating reasonable and supportable forecasts in the collectively evaluated ACLL estimate.
o	Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.
o	Evaluating the qualitative factors for directional consistency in comparison to prior periods and for reasonableness in comparison to underlying supporting data.
o	Testing the mathematical accuracy of the ACLL for collectively evaluated loans including both the discounted cash flow and qualitative factor components of the calculations.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Corporation’s auditor since 1997.

Richmond, Virginia

February 27, 2025

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2024 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiaries to disclose material information required to be set forth in the Corporation’s periodic reports.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2024, the Corporation’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2024 has been audited by Yount, Hyde & Barbour, P.C., (U.S. PCAOB Auditor Firm I.D.: 613), the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements included in this Annual Report on Form 10-K.  Yount, Hyde & Barbour, P.C.’s attestation report on the Corporation’s internal control over financial reporting appears on the following page.

Changes in Internal Controls. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s fourth quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

C&F Financial Corporation

Toano, Virginia

Opinion on the Internal Control Over Financial Reporting

We have audited C&F Financial Corporation’s (the Corporation) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes of the Corporation, and our report dated February 27, 2025 expressed an unqualified opinion.

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

/s/ Yount, Hyde & Barbour, P.C.

Richmond, Virginia

February 27, 2025

ITEM 9B.OTHER INFORMATION

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the directors of the Corporation is contained in the Corporation’s proxy statement for the Corporation’s 2025 annual meeting of shareholders (the 2025 Proxy Statement) under the caption, “Proposal One: Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers, if applicable, is contained in the 2025 Proxy Statement under the caption, “Delinquent Section 16(a) Reports,” and is incorporated herein by reference. The information concerning executive officers of the Corporation is included after Item 4 of this Form 10-K under the caption, “Information about Our Executive Officers.” The information regarding the Corporation’s Audit Committee is contained in the 2025 Proxy Statement under the caption “Audit Committee Report” and is incorporated herein by reference.

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

The Corporation has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of its securities by directors, officers and employees, or the Corporation itself.  These policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Corporation.  The Corporation’s insider trading policies and procedures are filed as an exhibit to this Annual Report on Form 10-K.

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

ITEM 11.EXECUTIVE COMPENSATION

The information contained in the 2025 Proxy Statement under the captions, “Compensation Policies and Practices as They Relate to Risk Management,” “Executive Compensation” and “Compensation Committee Report,” and the compensation tables that follow the Compensation Committee Report (except for the compensation tables included under the caption “Pay Versus Performance”) in the 2025 Proxy Statement are incorporated herein by reference. The information regarding director compensation contained in the 2025 Proxy Statement under the caption, “Director Compensation,” is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the 2025 Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

The information contained in the 2025 Proxy Statement under the caption, “Equity Compensation Plan Information,” is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the 2025 Proxy Statement under the caption, “Interest of Management in Certain Transactions,” is incorporated herein by reference. The information contained in the 2025 Proxy Statement under the caption, “Director Independence,” is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the 2025 Proxy Statement under the captions, “Principal Accountant Fees” and “Audit Committee Pre-Approval Policy,” is incorporated herein by reference.

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

*10.39	Employment Agreement (Amended and Restated) dated February 15, 2022 by and between C&F Mortgage Corporation and Mark Fox

*10.40	Second Amended and Restated Change in Control Agreement dated February 15, 2022 by and between C&F Financial Corporation, C&F Mortgage Corporation and Mark Fox

*10.41	Transition Agreement, effective December 31, 2024, by and between C&F Mortgage Corporation and Bryan E. McKernon

19	Insider Trading Policies and Procedures

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Form 10-K filed March 3, 2021)

23	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

97	Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 97 to Form 10-K filed February 27, 2024)

101 INS	Inline XBRL Instance Document: The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101

*Indicates management contract

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	February 27, 2025	By:	/S/ THOMAS F. CHERRY
Thomas F. Cherry
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ THOMAS F. CHERRY	Date:	February 27, 2025
Thomas F. Cherry, President,
Chief Executive Officer and Director
(Principal Executive Officer)

/S/ JASON E. LONG	Date:	February 27, 2025
Jason E. Long,
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

/S/ DR. JULIE R. AGNEW	Date:	February 27, 2025
Dr. Julie R. Agnew, Director

/S/ J.P. CAUSEY JR.	Date:	February 27, 2025
J. P. Causey Jr., Director

/S/ LARRY G. DILLON	Date:	February 27, 2025
Larry G. Dillon, Executive Chairman

/S/ AUDREY D. HOLMES	Date:	February 27, 2025
Audrey D. Holmes, Director

/S/ ELIZABETH R. KELLEY	Date:	February 27, 2025
Elizabeth R. Kelley, Director

/S/ JAMES T. NAPIER	Date:	February 27, 2025
James T. Napier, Director

/S/ C. ELIS OLSSON	Date:	February 27, 2025
C. Elis Olsson, Director

/S/ D. ANTHONY PEAY	Date:	February 27, 2025
D. Anthony Peay, Director

/S/ PAUL C. ROBINSON	Date:	February 27, 2025
Paul C. Robinson, Director

/S/ GEORGE R. SISSON III	Date:	February 27, 2025
George R. Sisson III, Director

/S/ JEFFERY O. SMITH	Date:	February 27, 2025
Dr. Jeffery O. Smith, Director