Form 10-Q
period 2025-03-31
C & F FINANCIAL CORP
filed 2025-05-06
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

or

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

At May 2, 2025, the latest practicable date for determination, 3,239,798 shares of common stock, $1.00 par value, of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2025	2024
Assets
Cash and due from banks	$13,468	$16,163
Interest-bearing deposits in other banks	62,490	49,423
Total cash and cash equivalents	75,958	65,586
Securities—available for sale at fair value, amortized cost of $455,669 and $448,616, respectively	431,513	418,625
Loans held for sale, at fair value	27,278	20,112
Loans, net of allowance for credit losses of $40,043 and $40,087, respectively	1,903,283	1,880,311
Restricted stock, at cost	3,680	3,592
Corporate premises and equipment, net	39,580	40,118
Other real estate owned, net of valuation allowance of $215 and $215, respectively	1,316	1,316
Accrued interest receivable	10,598	10,592
Goodwill	25,191	25,191
Other intangible assets, net	1,084	1,147
Bank-owned life insurance	21,309	21,191
Net deferred tax asset	16,593	17,719
Other assets	55,147	57,874
Total assets	$2,612,530	$2,563,374

Liabilities
Deposits
Noninterest-bearing demand deposits	$579,638	$526,069
Savings and interest-bearing demand deposits	809,449	826,462
Time deposits	827,567	818,329
Total deposits	2,216,654	2,170,860
Short-term borrowings	35,909	28,994
Long-term borrowings	58,080	68,158
Trust preferred capital notes	25,466	25,457
Accrued interest payable	3,931	4,403
Other liabilities	37,219	38,532
Total liabilities	2,377,259	2,336,404

Commitments and contingent liabilities (Note 11)

Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,235,781 and 3,233,672 shares issued and outstanding, respectively, includes 113,808 and 119,778 of unvested shares, respectively)	3,123	3,114
Additional paid-in capital	108	36
Retained earnings	251,694	247,814
Accumulated other comprehensive loss, net	(20,291)	(24,604)
Equity attributable to C&F Financial Corporation	234,634	226,360
Noncontrolling interest	637	610
Total equity	235,271	226,970
Total liabilities and equity	$2,612,530	$2,563,374

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Interest income
Interest and fees on loans	$32,382	$29,586
Interest on interest-bearing deposits in other banks	502	259
Interest and dividends on securities
U.S. treasury, government agencies and corporations	289	602
Mortgage-backed securities	1,394	886
Tax-exempt obligations of states and political subdivisions	911	883
Taxable obligations of states and political subdivisions	195	184
Corporate and other	315	308
Total interest income	35,988	32,708
Interest expense
Savings and interest-bearing deposits	1,805	1,614
Time deposits	7,964	6,916
Borrowings	859	722
Trust preferred capital notes	350	298
Total interest expense	10,978	9,550
Net interest income	25,010	23,158
Provision for credit losses	3,000	3,500
Net interest income after provision for credit losses	22,010	19,658
Noninterest income
Gains on sales of loans	1,847	1,288
Interchange income	1,475	1,475
Service charges on deposit accounts	990	1,047
Investment income from other equity interests	207	167
Mortgage banking fee income	570	479
Wealth management services income, net	732	731
Mortgage lender services income	536	503
Other service charges and fees	498	396
Other income (loss), net	718	1,406
Total noninterest income	7,573	7,492
Noninterest expenses
Salaries and employee benefits	13,483	14,252
Occupancy	2,193	2,132
Data processing	2,866	2,829
Professional fees	921	915
Insurance expense	491	406
Marketing and advertising expenses	529	168
Loan processing and collection expenses	683	628
Other	1,893	1,820
Total noninterest expenses	23,059	23,150
Income before income taxes	6,524	4,000
Income tax expense	1,129	565
Net income	5,395	3,435
Less net income attributable to noncontrolling interest	27	34
Net income attributable to C&F Financial Corporation	$5,368	$3,401
Net income per share - basic and diluted	$1.66	$1.01

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$5,395	$3,435
Other comprehensive income (loss), net of tax:
Securities available for sale	4,610	(2,066)
Defined benefit plan	(9)	7
Cash flow hedges	(288)	77
Other comprehensive income (loss), net of tax	4,313	(1,982)
Comprehensive income	9,708	1,453
Less comprehensive income attributable to noncontrolling interest	27	34
Comprehensive income attributable to C&F Financial Corporation	$9,681	$1,419

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

(Dollars in thousands, except per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2024	$3,114	$36	$247,814	$(24,604)	$610	$226,970
Comprehensive income:
Net income	—	—	5,368	—	27	5,395
Other comprehensive income	—	—	—	4,313	—	4,313
Share-based compensation	—	461	—	—	—	461
Restricted stock vested	13	(13)	—	—	—	—
Common stock issued	1	45	—	—	—	46
Common stock purchased	(5)	(421)	—	—	—	(426)
Cash dividends declared ($0.46 per share)	—	—	(1,488)	—	—	(1,488)
Distributions to noncontrolling interest	—	—	—	—	—	—
Balance March 31, 2025	$3,123	$108	$251,694	$(20,291)	$637	$235,271

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2023	$3,238	$6,567	$233,760	$(26,687)	$638	$217,516
Comprehensive income:
Net income	—	—	3,401	—	34	3,435
Other comprehensive loss	—	—	—	(1,982)	—	(1,982)
Share-based compensation	—	510	—	—	—	510
Restricted stock vested	26	(26)	—	—	—	—
Common stock issued	1	45	—	—	—	46
Common stock purchased	(19)	(1,012)	—	—	—	(1,031)
Cash dividends declared ($0.44 per share)	—	—	(1,482)	—	—	(1,482)
Distributions to noncontrolling interest	—	—	—	—	(63)	(63)
Balance March 31, 2024	$3,246	$6,084	$235,679	$(28,669)	$609	$216,949

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net income	$5,395	$3,435
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,000	3,500
Accretion of certain acquisition-related discounts, net	(108)	(155)
Share-based compensation	461	510
Depreciation and amortization	988	937
Amortization of premiums and accretion of discounts on securities, net	20	397
Reversal of provision for indemnifications	(25)	(140)
Income from bank-owned life insurance	(106)	(106)
Pension expense	183	226
Proceeds from sales of loans held for sale	108,010	87,479
Origination of loans held for sale	(112,972)	(94,769)
Gains on sales of loans held for sale	(1,847)	(1,288)
Other gains, net	141	194
Change in other assets and liabilities:
Accrued interest receivable	(6)	(197)
Other assets	1,727	2,347
Accrued interest payable	(472)	1,151
Other liabilities	(1,178)	(2,626)
Net cash provided by operating activities	3,211	895
Investing activities:
Proceeds from sales, maturities and calls of securities available for sale and payments on mortgage-backed securities	17,176	37,324
Purchases of securities available for sale	(24,248)	(8,313)
Purchases of time deposits, net	(5)	491
Repayments on loans held for investment by non-bank affiliates	15,999	45,387
Purchases of loans held for investment by non-bank affiliates	(14,615)	(49,842)
Net increase in community banking loans held for investment	(27,487)	(73,617)
Purchases of corporate premises and equipment	(267)	(485)
Other investing activities, net	(92)	(566)
Net cash used in investing activities	(33,539)	(49,621)
Financing activities:
Net increase (decrease) in demand and savings deposits	36,556	(41,169)
Net increase in time deposits	9,238	62,971
Net decrease in short-term borrowings	(3,085)	(30,418)
Proceeds from long-term borrowings	—	40,000
Repurchases of common stock	(426)	(1,031)
Cash dividends paid	(1,488)	(1,482)
Other financing activities, net	(95)	(97)
Net cash provided by financing activities	40,700	28,774
Net increase (decrease) in cash and cash equivalents	10,372	(19,952)
Cash and cash equivalents at beginning of period	65,586	75,159
Cash and cash equivalents at end of period	$75,958	$55,207
Supplemental cash flow disclosures:
Interest paid	$11,441	$8,390
Income taxes paid	13	—
Supplemental disclosure of noncash investing and financing activities:
Liabilities assumed to acquire right of use assets at lease commencement	190	2,487

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission (the SEC). They do not include all of the information and notes required by GAAP for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report).  The accounting and reporting policies of the Corporation conform to GAAP and to predominant practices within the banking industry and are primarily disclosed in the 2024 Annual Report.

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

C&F Bank has five wholly-owned subsidiaries: C&F Mortgage Corporation (C&F Mortgage), C&F Finance Company (C&F Finance), C&F Wealth Management Corporation (C&F Wealth Management), C&F Insurance Services, Inc. (C&F Insurance), and CVB Title Services, Inc. (CVB Title), all incorporated under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, originates and sells residential mortgages, provides mortgage loan origination services to third-party lenders and, through its subsidiary Certified Appraisals LLC, provides ancillary mortgage loan production services for residential appraisals. C&F Mortgage owns a 51 percent interest in C&F Select LLC, which was organized in January 2019 and is also engaged in the business of originating and selling residential mortgages. C&F Finance, acquired in September 2002, is a finance company purchasing automobile, marine and recreational vehicle (RV) loans through indirect lending programs. C&F Wealth Management, organized in April 1995, is a full-service brokerage firm offering a comprehensive range of wealth management services through third-party service providers. C&F Insurance and CVB Title were organized for the primary purpose of owning equity interests in an independent insurance agency and a full service title and settlement agency, respectively. Business segment data is presented in Note 10.

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

Recent Significant Accounting Pronouncements: In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures.” The amendments in ASU 2023-09 require that a public entity disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, the amount of income taxes paid disaggregated by federal, state and foreign taxes, and the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or granter than five percent of total income taxes paid. The amendments also require that entities disclose income from continuing operations before income tax expense disaggregated between domestic and foreign, as well as income tax expense from continuing operations disaggregated by federal, state and foreign. The amendments apply to all public entities that are subject to Topic 740, “Income Taxes,” and are effective for annual periods beginning after December 15, 2024.  Early adoption is permitted. The amendments are to be applied on a prospective basis; however, retrospective application is permitted. The Corporation does not expect the adoption of ASU 2023-09 to have a material effect on its consolidated financial statements.

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

NOTE 2: Securities

The Corporation’s debt securities, all of which are classified as available for sale, are summarized in the table below. The Corporation has elected to exclude accrued interest receivable, totaling $2.31 million and $2.32 million at March 31, 2025 and December 31, 2024, respectively, from the amortized cost basis of securities.

	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$4,989	$—	$(220)	$4,769
U.S. government agencies and corporations	68,773	—	(6,854)	61,919
Mortgage-backed securities	210,999	583	(12,185)	199,397
Obligations of states and political subdivisions	147,256	548	(4,308)	143,496
Corporate and other debt securities	23,652	23	(1,743)	21,932
	$455,669	$1,154	$(25,310)	$431,513

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$10,985	$—	$(285)	$10,700
U.S. government agencies and corporations	68,772	—	(8,113)	60,659
Mortgage-backed securities	197,923	69	(15,556)	182,436
Obligations of states and political subdivisions	147,532	691	(4,613)	143,610
Corporate and other debt securities	23,404	29	(2,213)	21,220
	$448,616	$789	$(30,780)	$418,625

The amortized cost and estimated fair value of securities at March 31, 2025, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	March 31, 2025
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$67,719	$65,507
Due after one year through five years	179,812	169,117
Due after five years through ten years	138,031	129,762
Due after ten years	70,107	67,127
	$455,669	$431,513

The following table presents the gross realized gains and losses on and the proceeds from the sales, maturities and calls of securities. During the three months ended March 31, 2025 and 2024, there were no sales of securities.

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Realized gains from sales, maturities and calls of securities:
Gross realized gains	$—	$—
Gross realized losses	—	—
Net realized losses	$—	$—
Proceeds from sales, maturities, calls and paydowns of securities	$17,176	$37,324

The Corporation pledges securities primarily to secure municipal deposits, repurchase agreements and lines of credit that provide liquidity to the Corporation and C&F Bank. Securities with an aggregate amortized cost of $206.11 million and an aggregate fair value of $192.44 million were pledged at March 31, 2025. Securities with an aggregate amortized cost of $212.92 million and an aggregate fair value of $196.10 million were pledged at December 31, 2024.

Securities in an unrealized loss position at March 31, 2025, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$4,769	$220	$4,769	$220
U.S. government agencies and corporations	—	—	61,919	6,854	61,919	6,854
Mortgage-backed securities	34,422	457	118,296	11,728	152,718	12,185
Obligations of states and political subdivisions	32,175	600	62,499	3,708	94,674	4,308
Corporate and other debt securities	488	12	19,671	1,731	20,159	1,743
Total	$67,085	$1,069	$267,154	$24,241	$334,239	$25,310

There were 545 debt securities with a fair value below the amortized cost basis, totaling $334.24 million of aggregate fair value as of March 31, 2025. The Corporation concluded that a credit loss did not exist in its securities portfolio at March 31, 2025, and no allowance for credit losses has been recognized based on the fact that (1) changes in fair value were caused primarily by fluctuations in interest rates or other market factors, such as changes in demand, (2) securities with unrealized losses had generally high credit quality, (3) the Corporation intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Corporation will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Corporation’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

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

The Corporation’s investment in restricted stock totaled $3.68 million at March 31, 2025 and $3.59 million at December 31, 2024 and consisted of Federal Home Loan Bank of Atlanta (FHLB) stock.  Restricted stock is generally viewed as a long-term investment, which is carried at cost because there is no market for the stock other than to be redeemed or repurchased by the FHLB. Therefore, when evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing any temporary decline in value. The Corporation did not consider its investment in restricted stock to be impaired at March 31, 2025 and no impairment has been recognized.

NOTE 3: Loans

The Corporation’s loans are stated at their face amount, net of deferred fees and costs and discounts, and consist of the classes of loans included in the table below. The Corporation has elected to exclude accrued interest receivable, totaling $8.28 million and $8.27 million at March 31, 2025 and December 31, 2024, respectively, from the recorded balance of loans.

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Commercial real estate	$758,310	$734,182
Commercial business	106,844	104,947
Construction - commercial real estate	121,140	132,717
Land acquisition and development	46,042	46,072
Builder lines	42,720	35,605
Construction - consumer real estate	21,188	18,799
Residential mortgage	308,549	308,809
Equity lines	66,440	62,204
Other consumer	9,957	10,270
Consumer finance - automobiles	396,590	398,651
Consumer finance - marine and recreational vehicles	65,546	68,142
Subtotal	1,943,326	1,920,398
Less allowance for credit losses	(40,043)	(40,087)
Loans, net	$1,903,283	$1,880,311

Other consumer loans included $220,000 and $255,000 of demand deposit overdrafts at March 31, 2025 and December 31, 2024, respectively.

The following table shows the aging of the Corporation’s loan portfolio, by class, at March 31, 2025:

	30-59	60-89	90+				90+ Days
	Days	Days	Days	Total			Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current[1]	Total Loans	Accruing
Commercial real estate	$—	$21	$—	$21	$758,289	$758,310	$—
Commercial business	10	—	—	10	106,834	106,844	—
Construction - commercial real estate	—	—	—	—	121,140	121,140	—
Land acquisition and development	—	—	—	—	46,042	46,042	—
Builder lines	—	—	—	—	42,720	42,720	—
Construction - consumer real estate	—	—	—	—	21,188	21,188	—
Residential mortgage	1,694	—	1,066	2,760	305,789	308,549	111
Equity lines	328	—	—	328	66,112	66,440	—
Other consumer	—	—	—	—	9,957	9,957	—
Consumer finance - automobiles	11,438	1,437	911	13,786	382,804	396,590	—
Consumer finance - marine and recreational vehicles	99	139	64	302	65,244	65,546	—
Total	$13,569	$1,597	$2,041	$17,207	$1,926,119	$1,943,326	$111
1	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $140,000, 30-59 days past due of $94,000, and 90+ days past due of $1.93 million.

The following table shows the aging of the Corporation’s loan portfolio, by class, at December 31, 2024:

	30-59	60-89	90+				90+ Days
	Days	Days	Days	Total			Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current[1]	Total Loans	Accruing
Commercial real estate	$26	$—	$—	$26	$734,156	$734,182	$—
Commercial business	29	—	—	29	104,918	104,947	—
Construction - commercial real estate	—	—	—	—	132,717	132,717	—
Land acquisition and development	—	—	—	—	46,072	46,072	—
Builder lines	—	—	—	—	35,605	35,605	—
Construction - consumer real estate	747	—	—	747	18,052	18,799	—
Residential mortgage	1,012	1,076	426	2,514	306,295	308,809	334
Equity lines	85	—	76	161	62,043	62,204	76
Other consumer	9	—	—	9	10,261	10,270	—
Consumer finance - automobiles	14,703	2,650	599	17,952	380,699	398,651	—
Consumer finance - marine and recreational vehicles	215	22	15	252	67,890	68,142	—
Total	$16,826	$3,748	$1,116	$21,690	$1,898,708	$1,920,398	$410
1For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $124,000, 30-59 days past due of $117,000 and 90+ days past due of $706,000.

The following table shows the Corporation’s recorded balance of loans on nonaccrual status as of March 31, 2025 and December 31, 2024. The Corporation recognized $3,000 in interest income on loans on nonaccrual status as of March 31, 2025 and had $17,000 in reversals of interest income upon placing consumer loans on nonaccrual status during the three months ended March 31, 2025. All nonaccrual loans at March 31, 2025 and December 31, 2024 had an allowance for credit losses, with none individually evaluated.

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Residential mortgage	$1,189	$333
Consumer finance - automobiles	911	599
Consumer finance - marine and recreational vehicles	64	15
Total	$2,164	$947

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

There were no loans to borrowers experiencing financial difficulty and that were modified during the three months ended March 31, 2025. The following table presents the amortized cost basis of loans as of March 31, 2024 that were both experiencing financial difficulty and modified during the three months ended March 31, 2024.

	Three Months Ended March 31, 2024
		% of Total
	Amortized	Class of
(Dollars in thousands)	Cost	Loans
Term Extension
Residential mortgage	$341	0.1%
Total Term Extension	$341

Combination Term Extension and Interest Rate Reduction
Residential mortgage	$19	0.0%
Total Combination Term Extension and Interest Rate Reduction	$19
Total	$360	0.1%

The following table presents the financial effects of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2024.

	Three Months Ended March 31, 2024
	Weighted-	Weighted-
	Average	Average
	Interest Rate	Term Extension
(Dollars in thousands)	Reduction	(in years)
Residential mortgage	1.51%	6.9
Total	1.51%	6.9

The Corporation closely monitors the performance of modified loans to understand the effectiveness of its modification efforts.  Upon the determination that all or a portion of a modified loan is uncollectible, that amount is charged against the allowance for credit losses. There were no payment defaults during the three months ended March 31, 2025 and 2024 of modified loans that were modified during the previous twelve months and all were current as of March 31, 2025.

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

The following table shows the allowance for credit losses activity by loan portfolio for the three months ended March 31, 2025 and 2024:

			Consumer
(Dollars in thousands)	Commercial	Consumer	Finance	Total
Balance at December 31, 2024	$13,347	$4,032	$22,708	$40,087
Provision charged to operations	69	81	2,900	3,050
Loans charged off	—	(61)	(4,073)	(4,134)
Recoveries of loans previously charged off	9	34	997	1,040
Balance at March 31, 2025	$13,425	$4,086	$22,532	$40,043

			Consumer
(Dollars in thousands)	Commercial	Consumer	Finance	Total
Balance at December 31, 2023	$12,315	$3,758	$23,578	$39,651
Provision charged to operations	535	65	3,000	3,600
Loans charged off	—	(101)	(4,103)	(4,204)
Recoveries of loans previously charged off	9	53	1,091	1,153
Balance at March 31, 2024	$12,859	$3,775	$23,566	$40,200

The following table presents a breakdown of the provision for credit losses for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Provision for credit losses:
Provision for loans	$3,050	$3,600
Provision for unfunded commitments	(50)	(100)
Total	$3,000	$3,500

The table below details the recorded balance of the classes of loans within the commercial and consumer loan portfolios by loan rating, which is reviewed on a quarterly basis, and year of origination as of March 31, 2025:

							Revolving	Revolving
	Term Loans Recorded Balance by Origination Year						Loans	Loans
							Recorded	Converted
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Balance	to Term[1]	Total
Commercial real estate:
Loan Rating
Pass	$8,888	$92,993	$104,927	$157,865	$128,864	$263,728	$—	$108	$757,373
Special Mention	—	—	—	—	—	937	—	—	937
Total	$8,888	$92,993	$104,927	$157,865	$128,864	$264,665	$—	$108	$758,310

Commercial business:
Loan Rating
Pass	$4,272	$8,185	$12,143	$14,374	$13,565	$30,153	$24,088	$64	$106,844
Total	$4,272	$8,185	$12,143	$14,374	$13,565	$30,153	$24,088	$64	$106,844

Construction - commercial real estate:
Loan Rating
Pass	$1,494	$52,162	$35,566	$25,693	$—	$6,225	$—	$—	$121,140
Total	$1,494	$52,162	$35,566	$25,693	$—	$6,225	$—	$—	$121,140

Land acquisition and development:
Loan Rating
Pass	$—	$36,537	$—	$352	$1,321	$7,832	$—	$—	$46,042
Total	$—	$36,537	$—	$352	$1,321	$7,832	$—	$—	$46,042

Builder lines:
Loan Rating
Pass	$11,660	$26,771	$3,062	$822	$—	$405	$—	$—	$42,720
Total	$11,660	$26,771	$3,062	$822	$—	$405	$—	$—	$42,720

Construction - consumer real estate:
Loan Rating
Pass	$1,219	$18,430	$1,539	$—	$—	$—	$—	$—	$21,188
Total	$1,219	$18,430	$1,539	$—	$—	$—	$—	$—	$21,188

Residential mortgage:
Loan Rating
Pass	$7,950	$48,261	$56,758	$78,656	$37,674	$77,426	$—	$—	$306,725
Special Mention	—	—	23	—	215	227	—	—	465
Substandard	—	—	—	—	—	170	—	—	170
Substandard Nonaccrual	—	122	864	92	—	111	—	—	1,189
Total	$7,950	$48,383	$57,645	$78,748	$37,889	$77,934	$—	$—	$308,549

Equity lines:
Loan Rating
Pass	$—	$—	$—	$—	$—	$679	$65,308	$370	$66,357
Substandard	—	—	—	—	—	—	—	83	83
Total	$—	$—	$—	$—	$—	$679	$65,308	$453	$66,440

Other consumer:
Loan Rating
Pass	$1,115	$4,646	$1,877	$1,427	$187	$659	$46	$—	$9,957
Total	$1,115	$4,646	$1,877	$1,427	$187	$659	$46	$—	$9,957

Total:
Loan Rating
Pass	$36,598	$287,985	$215,872	$279,189	$181,611	$387,107	$89,442	$542	$1,478,346
Special Mention	—	—	23	—	215	1,164	—	—	1,402
Substandard	—	—	—	—	—	170	—	83	253
Substandard Nonaccrual	—	122	864	92	—	111	—	—	1,189
Total	$36,598	$288,107	$216,759	$279,281	$181,826	$388,552	$89,442	$625	$1,481,190
1	Equity lines include $98,000 of revolving loans converted to term during the three months ended March 31, 2025.

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

The table below details the recorded balance of the classes of loans within the consumer finance loan portfolio by credit rating at the time of origination and year of origination as of March 31, 2025:

								Revolving
	Term Loans Recorded Balance by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Loans	to Term	Total
Consumer finance - automobiles:
Credit rating[1]
Very good	$5,000	$20,311	$9,061	$7,018	$1,991	$371	$—	$—	$43,752
Good	11,291	37,641	23,331	26,222	8,233	1,454	—	—	108,172
Fairly good	11,905	39,128	30,788	33,678	14,894	3,638	—	—	134,031
Fair	7,189	24,500	19,755	21,700	11,480	4,506	—	—	89,130
Marginal	1,280	4,790	3,972	4,865	4,214	2,384	—	—	21,505
Total	$36,665	$126,370	$86,907	$93,483	$40,812	$12,353	$—	$—	$396,590

Consumer finance - marine and recreational vehicles:
Credit rating[1]
Very good	$267	$7,656	$6,020	$12,196	$7,660	$10,900	$—	$—	$44,699
Good	355	4,362	6,227	6,526	1,224	1,682	—	—	20,376
Fairly good	—	—	197	181	34	59	—	—	471
Total	$622	$12,018	$12,444	$18,903	$8,918	$12,641	$—	$—	$65,546

Total:
Credit rating[1]
Very good	$5,267	$27,967	$15,081	$19,214	$9,651	$11,271	$—	$—	$88,451
Good	11,646	42,003	29,558	32,748	9,457	3,136	—	—	128,548
Fairly good	11,905	39,128	30,985	33,859	14,928	3,697	—	—	134,502
Fair	7,189	24,500	19,755	21,700	11,480	4,506	—	—	89,130
Marginal	1,280	4,790	3,972	4,865	4,214	2,384	—	—	21,505
Total	$37,287	$138,388	$99,351	$112,386	$49,730	$24,994	$—	$—	$462,136
1	Credit ratings with a FICO score greater than 739 are considered Very Good, FICO scores ranging from 670-739 are considered Good, FICO scores ranging from 625-669 are considered Fairly Good, FICO scores ranging from 580-624 are considered Fair and FICO scores less than 580 are considered Marginal.

The table below details the recorded balance of the classes of loans within the consumer finance loan portfolio by credit rating at the time of origination and year of origination as of December 31, 2024:

								Revolving
	Term Loans Recorded Balance by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Loans	to Term	Total
Consumer finance - automobiles:
Credit rating[1]
Very good	$22,161	$10,039	$7,971	$2,359	$426	$77	$—	$—	$43,033
Good	40,296	25,730	29,455	9,402	1,574	334	—	—	106,791
Fairly good	41,881	34,058	37,486	16,935	3,213	1,602	—	—	135,175
Fair	25,796	21,278	24,379	13,260	3,674	2,194	—	—	90,581
Marginal	5,049	4,383	5,621	4,856	1,681	1,481	—	—	23,071
Total	$135,183	$95,488	$104,912	$46,812	$10,568	$5,688	$—	$—	$398,651

Consumer finance - marine and recreational vehicles:
Credit rating[1]
Very good	$8,124	$6,283	$12,670	$8,003	$7,927	$3,754	$—	$—	$46,761
Good	4,515	6,426	6,832	1,326	1,178	625	—	—	20,902
Fairly good	—	200	183	35	27	34	—	—	479
Total	$12,639	$12,909	$19,685	$9,364	$9,132	$4,413	$—	$—	$68,142

Total:
Credit rating[1]
Very good	$30,285	$16,322	$20,641	$10,362	$8,353	$3,831	$—	$—	$89,794
Good	44,811	32,156	36,287	10,728	2,752	959	—	—	127,693
Fairly good	41,881	34,258	37,669	16,970	3,240	1,636	—	—	135,654
Fair	25,796	21,278	24,379	13,260	3,674	2,194	—	—	90,581
Marginal	5,049	4,383	5,621	4,856	1,681	1,481	—	—	23,071
Total	$147,822	$108,397	$124,597	$56,176	$19,700	$10,101	$—	$—	$466,793
1	Credit ratings with a FICO score greater than 739 are considered Very Good, FICO scores ranging from 670-739 are considered Good, FICO scores ranging from 625-669 are considered Fairly Good, FICO scores ranging from 580-624 are considered Fair and FICO scores less than 580 are considered Marginal.

The following table details the current period gross charge-offs of loans by year of origination for the three months ended March 31, 2025:

								Revolving
	Current Period Gross Charge-offs by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Loans	to Term	Total
Residential mortgage	$6	$—	$—	$—	$—	$—	$—	$—	$6
Other consumer[1]	45	10	—	—	—	—	—	—	55
Consumer finance - automobiles	—	593	1,004	1,616	587	196	—	—	3,996
Consumer finance - marine and recreational vehicles	—	—	13	52	10	2	—	—	77
Total	$51	$603	$1,017	$1,668	$597	$198	$—	$—	$4,134
1	Gross charge-offs of other consumer loans for the three months ended March 31, 2025 included $45,000 of demand deposit overdrafts that originated in 2025.

The following table details the current period gross charge-offs of loans by year of origination for the three months ended March 31, 2024:

								Revolving
	Current Period Gross Charge-offs by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Loans	to Term	Total
Residential mortgage	$3	$—	$—	$—	$—	$—	$—	$—	$3
Other consumer[1]	90	3	5	—	—	—	—	—	98
Consumer finance - automobiles	—	724	1,869	1,059	213	190	—	—	4,055
Consumer finance - marine and recreational vehicles	—	17	23	—	8	—	—	—	48
Total	$93	$744	$1,897	$1,059	$221	$190	$—	$—	$4,204
1	Gross charge-offs of other consumer loans for the three months ended March 31, 2024 included $90,000 of demand deposit overdrafts that originated in 2024.

As of March 31, 2025 and December 31, 2024, the Corporation had no collateral dependent loans for which repayment was expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty.

NOTE 5: Goodwill and Other Intangible Assets

The carrying amount of goodwill was $25.19 million at March 31, 2025 and December 31, 2024. There were no changes in the recorded balance of goodwill during the three months ended March 31, 2025 or 2024.

The Corporation had $1.08 million and $1.15 million of other intangible assets as of March 31, 2025 and December 31, 2024, respectively. Other intangible assets were recognized in connection with the core deposits acquired from Peoples Bankshares, Incorporated in 2020 and customer relationships acquired by C&F Wealth Management in 2016.

The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets:

	March 31,		December 31,
	2025		2024
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Core deposit intangibles	$1,711	$(726)	$1,711	$(700)
Other amortizable intangibles	1,405	(1,306)	1,405	(1,269)
Total	$3,116	$(2,032)	$3,116	$(1,969)

Amortization expense was $63,000 and $65,000 for the three months ended March 31, 2025 and 2024, respectively.

NOTE 6: Equity, Other Comprehensive Income and Earnings Per Share

Equity and Noncontrolling Interest

The Board of Directors authorized a program, effective January 1, 2025 through December 31, 2025, to repurchase up to $5.0 million of the Corporation’s common stock (the 2025 Repurchase Program). During the three months ended March 31, 2025, the Corporation did not repurchase any of its common stock under the 2025 Repurchase Program.  As of March 31, 2025, there was $5.0 million remaining available for repurchases of the Corporation’s common stock under the 2025 Repurchase Program. The Corporation’s previous share repurchase program (the 2024 Repurchase Program), which was authorized by the Board of Directors in December 2023, expired on December 31, 2024. Under the 2024 Repurchase Program, the Corporation repurchased $516,000 of its common stock during the three months ended March 31, 2024.

Additionally, during the three months ended March 31, 2025 and 2024, the Corporation withheld 5,357 shares and 9,151 shares of its common stock, respectively, from employees to satisfy tax withholding obligations upon vesting of restricted stock.

Noncontrolling interest represents an ownership interest in C&F Select LLC, a subsidiary of C&F Mortgage, held by an unrelated investor.

Accumulated Other Comprehensive Income (Loss), Net

Changes in each component of accumulated other comprehensive loss were as follows for the three months ended March 31, 2025 and 2024:

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at December 31, 2024	$(23,693)	$(1,797)	$886	$(24,604)

Other comprehensive income (loss) arising during the period	5,835	—	(387)	5,448
Related income tax effects	(1,225)	—	100	(1,125)
	4,610	—	(287)	4,323

Reclassifications into net income	—	(12)	(2)	(14)
Related income tax effects	—	3	1	4
	—	(9)	(1)	(10)

Other comprehensive income (loss), net of tax	4,610	(9)	(288)	4,313

Accumulated other comprehensive (loss) income at March 31, 2025	$(19,083)	$(1,806)	$598	$(20,291)

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at December 31, 2023	$(25,002)	$(2,752)	$1,067	$(26,687)

Other comprehensive (loss) income arising during the period	(2,615)	—	106	(2,509)
Related income tax effects	549	—	(27)	522
	(2,066)	—	79	(1,987)

Reclassifications into net income	—	9	(3)	6
Related income tax effects	—	(2)	1	(1)
	—	7	(2)	5

Other comprehensive (loss) income, net of tax	(2,066)	7	77	(1,982)

Accumulated other comprehensive (loss) income at March 31, 2024	$(27,068)	$(2,745)	$1,144	$(28,669)

The following table provides information regarding reclassifications from accumulated other comprehensive loss into net income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Line Item In the Consolidated
(Dollars in thousands)	2025	2024	Statements of Income
Securities available for sale:
Reclassification of net realized losses into net income	$—	$—	Net losses on sales, maturities and calls of available for sale securities
Related income tax effects	—	—	Income tax expense
	—	—	Net of tax

Defined benefit plan:[1]
Reclassification of recognized net actuarial losses into net income	(5)	(27)	Noninterest expenses - Other
Amortization of prior service credit into net income	17	18	Noninterest expenses - Other
Related income tax effects	(3)	2	Income tax expense
	9	(7)	Net of tax

Cash flow hedges:
Amortization of hedging gains into net income	2	3	Interest expense - Trust preferred capital notes
Related income tax effects	(1)	(1)	Income tax expense
	1	2	Net of tax

Total reclassifications into net income	$10	$(5)
1	See “Note 8: Employee Benefit Plans,” for additional information.

Earnings Per Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Net income attributable to C&F Financial Corporation	$5,368	$3,401
Weighted average shares outstanding—basic and diluted	3,234,935	3,370,934

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

NOTE 7: Share-Based Plans

Under the 2022 Stock and Incentive Compensation Plan the Corporation is permitted to award, and previously under the 2013 Stock and Incentive Compensation Plan until April 19, 2022, the Corporation was permitted to award, shares of restricted stock to certain key employees, non-employee directors and consultants. Restricted shares awarded to employees generally vest over periods up to five years, and restricted shares awarded to non-employee directors generally vest over periods up to three years.  A summary of the activity for restricted stock awards for the periods indicated is presented below:

	2025
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2024	119,778	$54.56
Granted	8,550	86.03
Vested	(12,810)	53.20
Forfeited	(1,710)	56.96
Unvested, March 31, 2025	113,808	57.04

	2024
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2023	135,694	$52.13
Granted	11,775	52.93
Vested	(26,096)	47.74
Forfeited	(135)	58.42
Unvested, March 31, 2024	121,238	53.15

The fair value of shares that vested during the three months ended March 31, 2025 and 2024 were $1.02 million and $1.46 million, respectively. Compensation is accounted for using the fair value of the Corporation’s common stock on the date the restricted shares are awarded. Compensation expense, net of forfeitures, is charged to income ratably over the required service periods and was $461,000 ($271,000 after income taxes) and $510,000 ($313,000 after income taxes) for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was $3.83 million of total unrecognized compensation cost related to restricted stock granted under the plans, which is expected to be recognized through 2029, with a weighted-average remaining service period of 2.9 years.

NOTE 8: Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost for the Bank’s non-contributory cash balance pension plan.

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Components of net periodic benefit cost:
Service cost, included in salaries and employee benefits	$346	$369

Other components of net periodic benefit cost:
Interest cost	218	189
Expected return on plan assets	(369)	(341)
Amortization of prior service credit	(17)	(18)
Recognized net actuarial losses	5	27
Other components of net periodic benefit cost, included in other noninterest expense	(163)	(143)

Net periodic benefit cost	$183	$226

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At March 31, 2025 and December 31, 2024, the Corporation’s entire securities portfolio was comprised of investments in debt securities classified as available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are ICE Data Services (ICE), LSEG, and Bloomberg Valuation Service (BVAL).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. ICE provides evaluated prices for the Corporation’s obligations of states and political subdivisions category of securities.  ICE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  LSEG and BVAL provide evaluated prices for the Corporation’s U.S. treasury, government agencies and corporations, mortgage-backed, and corporate categories of securities.  U.S. treasury securities and fixed-rate callable securities of U.S. government agencies and corporations are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate is benchmarked to relative to-be-announced mortgage-backed securities (TBA securities) or other benchmark prices. TBA securities prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables. Fixed-rate securities issued by the Small Business Association in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.

Other investments. The Corporation holds equity investments in funds that provide debt and equity financing to small businesses. These investments are recorded at fair value and included in other assets in the Consolidated Balance Sheets.  Changes in fair value are recognized in net income. The funds are managed by investment companies, and the net asset value of each fund is reported regularly by the investment companies. At March 31, 2025 and December 31, 2024, the combined fair value of these investments was $1.70 million and $1.66 million, respectively.  These investments, measured at net asset value, are not presented in the tables below related to fair value measurements. Changes in fair value of these investments resulted in the recognition of unrealized gains of $59,000 and $20,000 for the three months ended March 31, 2025 and 2024, respectively.

The Corporation also holds certain equity investments consisting of equity interests in an independent insurance agency and a full service title and settlement agency (collectively, the agencies). These investments are subject to contractual sale restrictions that only permit the sale of the investments back to the agencies themselves.  At March 31, 2025 and December 31, 2024, the fair value of these investments was $3.98 million and $4.17 million, respectively. These investments are recorded at fair value based on the contractual redemption value of the Corporation’s proportionate share of the agencies’ equity.  Changes in fair value are recognized in net income and resulted in the recognition of unrealized gains of $148,000 for each of the three months ended March 31, 2025 and 2024.  The Corporation’s investments in these agencies are classified as Level 2.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis. The fair value of forward sales of mortgage loans were not material to the consolidated financial statements of the Corporation at March 31, 2025 or December 31, 2024.

	March 31, 2025
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$4,769	$—	$4,769
U.S. government agencies and corporations	—	61,919	—	61,919
Mortgage-backed securities	—	199,397	—	199,397
Obligations of states and political subdivisions	—	143,496	—	143,496
Corporate and other debt securities	—	21,932	—	21,932
Total securities available for sale	—	431,513	—	431,513
Loans held for sale	—	27,278	—	27,278
Other investments	—	3,976	—	3,976
Derivatives
IRLC	—	1,005	—	1,005
Interest rate swaps on loans	—	3,448	—	3,448
Cash flow hedges	—	915	—	915
Total assets	$—	$468,135	$—	$468,135

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$3,448	$—	$3,448
Cash flow hedges	—	132	—	132
Total liabilities	$—	$3,580	$—	$3,580

	December 31, 2024
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$10,700	$—	$10,700
U.S. government agencies and corporations	—	60,659	—	60,659
Mortgage-backed securities	—	182,436	—	182,436
Obligations of states and political subdivisions	—	143,610	—	143,610
Corporate and other debt securities	—	21,220	—	21,220
Total securities available for sale	—	418,625	—	418,625
Loans held for sale	—	20,112	—	20,112
Other investments	—	4,167	—	4,167
Derivatives
IRLC	—	585	—	585
Interest rate swaps on loans	—	4,636	—	4,636
Cash flow hedges	—	1,169	—	1,169
Total assets	$—	$449,294	$—	$449,294

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$4,636	$—	$4,636
Total liabilities	$—	$4,636	$—	$4,636

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

OREO. At March 31, 2025 and December 31, 2024, OREO was comprised of a property previously used by the Bank as a branch, which was consolidated into a nearby branch in 2024. OREO is held for sale and initially recorded at fair value less estimated costs to sell. Initial fair value is based upon appraisals the Corporation obtains from independent licensed appraisers or recent sales of similar properties and general market conditions. Subsequently, management periodically performs valuations of the assets based on updated appraisals, general market conditions, recent sales of similar properties, length of time the properties have been held, and our ability and intent with regard to continued ownership of the properties. The Corporation may incur additional write-downs of OREO to fair value less estimated costs to sell if valuations indicate a further deterioration in market conditions. As such, the Corporation records OREO as a nonrecurring fair value measurement classified as Level 3.

The following tables present the balances of assets measured at fair value on a nonrecurring basis at March 31, 2025 and December 31, 2024.

	March 31, 2025
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

	Carrying	Fair Value Measurements at March 31, 2025 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$77,229	$75,958	$1,271	$—	$77,229
Securities available for sale	431,513	—	431,513	—	431,513
Loans, net	1,903,283	—	—	1,877,069	1,877,069
Loans held for sale	27,278	—	27,278	—	27,278
Other investments	3,976	—	3,976	—	3,976
Derivatives
IRLC	1,005	—	1,005	—	1,005
Interest rate swaps on loans	3,448	—	3,448	—	3,448
Cash flow hedges	915	—	915	—	915
Bank-owned life insurance	21,309	—	21,309	—	21,309
Accrued interest receivable	10,598	10,598	—	—	10,598
Financial liabilities:
Demand and savings deposits	1,389,087	1,389,087	—	—	1,389,087
Time deposits	827,567	—	827,464	—	827,464
Borrowings	111,367	—	102,710	—	102,710
Derivatives
Interest rate swaps on loans	3,448	—	3,448	—	3,448
Cash flow hedges	132	—	132	—	132
Accrued interest payable	3,931	3,931	—	—	3,931

	Carrying	Fair Value Measurements at December 31, 2024 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$66,853	$65,586	$1,265	$—	$66,851
Securities available for sale	418,625	—	418,625	—	418,625
Loans, net	1,880,311	—	—	1,838,887	1,838,887
Loans held for sale	20,112	—	20,112	—	20,112
Other investments	4,167	—	4,167	—	4,167
Derivatives
IRLC	585	—	585	—	585
Interest rate swaps on loans	4,636	—	4,636	—	4,636
Cash flow hedges	1,169	—	1,169	—	1,169
Bank-owned life insurance	21,191	—	21,191	—	21,191
Accrued interest receivable	10,592	10,592	—	—	10,592
Financial liabilities:
Demand and savings deposits	1,352,531	1,352,531	—	—	1,352,531
Time deposits	818,329	—	819,276	—	819,276
Borrowings	114,440	—	105,533	—	105,533
Derivatives
Interest rate swaps on loans	4,636	—	4,636	—	4,636
Accrued interest payable	4,403	4,403	—	—	4,403

NOTE 10: Business Segments

The Corporation operates in a decentralized fashion in three business segments: community banking, mortgage banking and consumer finance. The community banking segment comprises C&F Bank, C&F Wealth Management, C&F Insurance and CVB Title. Revenues from community banking operations consist primarily of net interest income related to investments in loans and securities and outstanding deposits and borrowings, fees earned on deposit accounts, debit card interchange activity, and net revenues from offering wealth management services through third-party service providers.  Through C&F Mortgage, mortgage banking operating revenues consist principally of gains on sales of loans in the secondary market, mortgage banking fee income related to loan originations, fees earned by providing mortgage loan origination functions to third-party lenders, and net interest income on mortgage loans held for sale. Revenues from consumer finance operations through C&F Finance consist primarily of net interest income earned on purchased retail installment sales contracts.

The standalone Corporation’s revenues and expenses are comprised primarily of interest expense associated with the Corporation’s trust preferred capital notes and subordinated debt, general corporate expenses, and changes in the value of investments held in the rabbi trust and the deferred compensation liability related to its nonqualified deferred compensation plan.  The results of the Corporation, which includes funding and operating costs that are not allocated to the business segments, are included in the column labeled “Other” in the tables below.

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

	Three Months Ended March 31, 2025
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$23,384	$339	$12,123	$—	$142	$35,988
Interest expense	10,381	—	—	597	—	10,978
Net interest income before allocation	13,003	339	12,123	(597)	142	25,010
Net interest allocation[1]	5,754	(72)	(5,682)	—	—	—
Net interest income	18,757	267	6,441	(597)	142	25,010
Gain on sales of loans	—	1,985	—	—	(138)	1,847
Other noninterest income	4,230	1,136	177	222	(39)	5,726
Net revenue	22,987	3,388	6,618	(375)	(35)	32,583

Provision for credit losses	100	—	2,900	—	—	3,000

Salaries and employee benefits	9,279	1,792	1,977	435	—	13,483
Occupancy expense	1,830	213	150	—	—	2,193
Data processing	2,342	226	290	8	—	2,866
Professional fees	724	26	91	80	—	921
Insurance expense	416	30	45	—	—	491
Marketing and advertising expenses	384	140	5	—	—	529
Loan processing and collection expenses	42	230	411	—	—	683
Provision for indemnifications	—	(25)	—	—	—	(25)
Other segment items[2]	1,215	177	436	107	(17)	1,918
Total noninterest expense	16,232	2,809	3,405	630	(17)	23,059

Income (loss) before taxes	6,655	579	313	(1,005)	(18)	6,524
Income tax expense (benefit)	1,210	148	87	(312)	(4)	1,129
Net income (loss)	$5,445	$431	$226	$(693)	$(14)	$5,395

Other data:
Capital expenditures	$236	$31	$—	$—	$—	$267
Depreciation and amortization	875	33	80	—	—	988
1	Interest expense is allocated to the mortgage banking and consumer finance segments through borrowings from the community banking segment.
2	Other segment items for each reportable segment include:
a.	Community banking – licenses and other taxes expense, travel and education expense, telecommunications expense, other real estate owned losses and expense, net periodic pension cost, office supplies, and certain overhead expenses.
b.	Mortgage banking – licenses and other taxes expense, travel and education expense, telecommunications expense, office supplies, and certain overhead expenses.
c.	Consumer finance – licenses and taxes other expense, travel and education expense, telecommunications expense, payment processing expense, office supplies, and certain overhead expenses.

	Three Months Ended March 31, 2024
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$20,322	$281	$12,025	$—	$80	$32,708
Interest expense	9,005	—	—	545	—	9,550
Net interest income before allocation	11,317	281	12,025	(545)	80	23,158
Net interest allocation[1]	5,847	(44)	(5,803)	—	—	—
Net interest income	17,164	237	6,222	(545)	80	23,158
Gain on sales of loans	—	1,481	—	—	(193)	1,288
Other noninterest income	4,110	1,048	255	840	(49)	6,204
Net revenue	21,274	2,766	6,477	295	(162)	30,650

Provision for credit losses	500	—	3,000	—	—	3,500

Salaries and employee benefits	9,443	1,599	2,144	1,066	—	14,252
Occupancy expense	1,743	232	157	—	—	2,132
Data processing	2,231	240	340	18	—	2,829
Professional fees	709	20	87	99	—	915
Insurance expense	337	30	39	—	—	406
Marketing and advertising expenses	51	103	14	—	—	168
Loan processing and collection expenses	48	184	396	—	—	628
Provision for indemnifications	—	(140)	—	—	—	(140)
Other segment items[2]	1,354	105	383	134	(16)	1,960
Total noninterest expense	15,916	2,373	3,560	1,317	(16)	23,150

Income (loss) before taxes	4,858	393	(83)	(1,022)	(146)	4,000
Income tax expense (benefit)	846	99	(20)	(328)	(32)	565
Net income (loss)	$4,012	$294	$(63)	$(694)	$(114)	$3,435

Other data:
Capital expenditures	$293	$81	$111	$—	$—	$485
Depreciation and amortization	838	14	85	—	—	937
1	Interest expense is allocated to the mortgage banking and consumer finance segments through borrowings from the community banking segment.
2	Other segment items for each reportable segment include:
a.	Community banking – licenses and other taxes expense, travel and education expense, telecommunications expense, other real estate owned losses and expense, net periodic pension cost, office supplies, and certain overhead expenses.
b.	Mortgage banking – licenses and other taxes expense, travel and education expense, telecommunications expense, office supplies, and certain overhead expenses.
c.	Consumer finance – licenses and taxes other expense, travel and education expense, telecommunications expense, payment processing expense, office supplies, and certain overhead expenses.

	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
At March 31, 2025:
Total assets	$2,499,614	$35,467	$468,437	$29,809	$(420,797)	$2,612,530
Total loans held for investment, net	1,463,679	—	439,604	—	—	1,903,283
Total loans held for sale	—	28,089	—	—	(811)	27,278
Total deposits	2,229,805	—	—	—	(13,151)	2,216,654

At December 31, 2024:
Total assets	$2,449,641	$29,837	$472,672	$31,823	$(420,599)	$2,563,374
Total loans held for investment, net	1,436,226	—	444,085	—	—	1,880,311
Total loans held for sale	—	21,906	—	—	(1,794)	20,112
Total deposits	2,186,139	—	—	—	(15,279)	2,170,860

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of loan commitments at the Bank was $469.85 million at March 31, 2025 and $469.77 million at December 31, 2024, which does not include IRLCs at the mortgage banking segment, which are discussed in Note 12. Off balance sheet credit exposures, including loan commitments, are not recorded on balance sheet, but expected credit losses arising from off balance sheet credit exposures are recorded as a reserve for unfunded commitments and reported in Other Liabilities. The following table presents the Corporation’s reserve for unfunded commitments for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Balance at the beginning of period	$1,800	$1,650
Provision charged to operations	(50)	(100)
Balance at the end of period	$1,750	$1,550

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $18.54 million at March 31, 2025 and $18.79 million at December 31, 2024.

The mortgage banking segment sells the majority of the residential mortgage loans it originates to third-party investors. Additionally, the community banking segment purchases residential mortgage loans from the mortgage banking segment under terms and conditions similar to third-party investors. As is customary in the industry, the agreements with these investors require the mortgage banking segment to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the investors are entitled to make loss claims and repurchase requests of the mortgage banking segment for loans that contain covered deficiencies. The mortgage banking segment has obtained early payment default recourse waivers for a portion of its business. Recourse periods for early payment default for the remaining investors vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. The mortgage banking segment maintains an allowance for indemnifications that represents management’s estimate of losses that are probable of arising under these recourse provisions. As performance data for loans that have been sold is not made available to the mortgage banking segment by the investors, the estimate of potential losses is inherently subjective and is based on historical indemnification payments and management’s assessment of current conditions that may contribute to indemnified losses on mortgage loans that have been sold in the secondary market.  For the three months ended March 31, 2025, the Corporation recorded a net reversal of provision for indemnifications of $25,000 compared to a net reversal of provision for indemnifications of $140,000 for the three months ended March 31, 2024, which is included in “Noninterest Expenses – Other” on the Consolidated Statements of Income. No indemnification payments were made during the three months ended March 31, 2025 and 2024. The allowance for indemnifications was $1.32 million and $1.35 million at March 31, 2025 and December 31, 2024, respectively.

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

Cash flow hedges.  The Corporation designates interest rate swaps as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Corporation’s trust preferred capital notes. These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Corporation’s borrowings for fixed-rate interest payments.  Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Corporation assesses the effectiveness of each hedging relationship quarterly. If the Corporation determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of March 31, 2025, the Corporation has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2026 and June 2029.

All interest rate swaps were entered into with counterparties that met the Corporation’s credit standards and the agreements contain collateral provisions protecting the at-risk party. The Corporation believes that the credit risk inherent in these derivative contracts is not significant.

These cash flow hedges are reported at fair value in “other assets” in the Consolidated Balance Sheets. Unrealized gains or losses recorded in other comprehensive income (loss) related to cash flow hedges are reclassified into earnings in the same period(s) during which the hedged interest payments affect earnings. When a designated hedging instrument is terminated and the hedged interest payments remain probable of occurring, any remaining unrecognized gain or loss in other comprehensive income (loss) is reclassified into earnings in the period(s) during which the forecasted interest payments affect earnings.  Amounts reclassified into earnings and interest receivable or payable under designated interest rate swaps are reported in interest expense.  The Corporation does not expect any unrealized losses related to cash flow hedges to be reclassified into earnings in the next twelve months. Refer to Note 6 for additional information on amounts reclassified into net income related to these cash flow hedges.

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

At March 31, 2025, the mortgage banking segment had $71.78 million of IRLCs and $27.28 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $99.06 million in mortgage loans.

At December 31, 2024, the mortgage banking segment had $39.29 million of IRLCs and $20.11 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $59.40 million in mortgage loans.

The following tables summarize key elements of the Corporation’s derivative instruments.

	March 31, 2025
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$915	$132
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	77,373	—	3,448
Matched interest rate swaps with counterparty	77,373	3,448	—
Mortgage banking contracts:
IRLCs	71,779	1,005	—

	December 31, 2024
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$1,169	$—
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	77,820	—	4,636
Matched interest rate swaps with counterparty	77,820	4,636	—
Mortgage banking contracts:
IRLCs	39,291	585	—

The Corporation and the Bank are required to maintain cash collateral with dealer counterparties for interest rate swap relationships in a loss position.  At both March 31, 2025 and December 31, 2024, there was no cash collateral maintained with dealer counterparties.

NOTE 13: Other Noninterest Expenses

The following table presents the significant components in the Consolidated Statements of Income line “Noninterest Expenses-Other.”

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Telecommunication expenses	$371	$391
Licenses and taxes expense	305	236
Travel and educational expenses	266	289
Postage and courier expenses	260	265
Other components of net periodic pension cost	(163)	(143)
Provision for indemnifications	(25)	(140)
All other noninterest expenses	879	922
Total other noninterest expenses	$1,893	$1,820

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

TABLE 1: Financial Performance Highlights

(Dollars in thousands, except for per share data)	Three Months Ended March 31,
	2025	2024
Net Income (Loss):
Community Banking	$5,445	$4,012
Mortgage Banking	431	294
Consumer Finance	226	(63)
Other	(707)	(808)
Consolidated net income	$5,395	$3,435

Earnings per share - basic and diluted	$1.66	$1.01

Annualized return on average equity	9.35%	6.33%
Annualized return on average assets	0.84%	0.57%
Annualized return on average tangible common equity (ROTCE)[1]	10.65%	7.30%
[1]

Refer to “Use of Certain Non-GAAP Financial Measures,” below, for information about these non-GAAP financial measures, including a quantitative reconciliation to the most directly comparable financial measures calculated in accordance with GAAP.

Consolidated net income increased $2.0 million for the first quarter of 2025 compared to the same period in 2024 due to higher net income at all business segments, primarily the community banking segment. A discussion of the performance of our business segments is included under the heading “Business Segments” in the “Results of Operations” section of this discussion and analysis.

Key factors affecting comparison for the first quarter of 2025 are as follows.

●	Community banking segment loans grew $27.6 million, or 7.6 percent annualized, compared to December 31, 2024;
●	Consumer finance segment loans decreased $4.7 million, or 4.0 percent annualized, compared to December 31, 2024;
●	Deposits increased $45.8 million, or 8.4 percent annualized, compared to December 31, 2024;
●	Consolidated annualized net interest margin was 4.16 percent for the first quarter of 2025 compared to 4.09 percent for the first quarter of 2024 and 4.13 percent in the fourth quarter of 2024;
●	The community banking segment recorded provision for credit losses of $100,000 for the first quarter of 2025 compared to $500,000 for the same period in 2024;
●	The consumer finance segment recorded provision for credit losses of $2.9 million for the first quarter of 2025 compared to $3.0 million for the same period in 2024;
●	The consumer finance segment experienced net charge-offs at an annualized rate of 2.64 percent of average total loans for the first quarter of 2025, compared to 2.54 percent for the first quarter of 2024;
●	Mortgage banking segment loan originations increased $19.5 million, or 20.6 percent, to $113.8 million for the first quarter of 2025 compared to the first quarter of 2024 and decreased $16.7 million, or 12.8 percent compared to the fourth quarter of 2024.

Capital Management and Dividends

Total equity was $235.3 million at March 31, 2025, compared to $227.0 million at December 31, 2024. Under regulatory capital standards, the Corporation’s tier 1 risk-based capital and total risk-based capital ratios at March 31, 2025 and December 31, 2024 were 11.9 percent and 14.1 percent, respectively. At March 31, 2025, the book value per share of the Corporation’s common stock was $72.51 and tangible book value per share, which is a non-GAAP financial measure, was $64.39, compared to $70.00 and $61.86, respectively, at December 31, 2024.

Total equity increased $8.3 million at March 31, 2025 compared to December 31, 2024, due primarily to net income and lower unrealized losses in the market value of securities available for sale, which are recognized as a component of other comprehensive income, partially offset by dividends paid on the Corporation’s common stock. The Corporation’s securities available for sale are fixed income debt securities and their net unrealized loss position is a result of increased market interest rates since they were purchased. The Corporation expects to recover its investments in debt securities through scheduled payments of principal and interest. Unrealized losses are not expected to affect the earnings or regulatory capital of the Corporation or C&F Bank. The accumulated other comprehensive loss related to the Corporation’s securities available for sale, net of deferred income taxes, decreased to $19.1 million at March 31, 2025, compared to $23.7 million at December 31, 2024 due primarily to fluctuations in debt security market interest rates and a decrease in the balance of securities available for sale in an unrealized loss position as a result of maturities, calls and paydowns.

The Corporation’s Board of Directors declared a quarterly cash dividend of 46 cents per share during the first quarter of 2025, which was paid on April 1, 2025. This dividend represents a payout ratio of 27.7 percent of earnings per share for the first quarter of 2025. The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital levels and requirements and expected future earnings. In making its decision on the payment of dividends on the Corporation’s common stock, the Corporation’s Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, growth expectations and other factors.

The Corporation has a share repurchase program that was authorized by the Board of Directors to repurchase up to $5.0 million of the Corporation’s common stock, effective January 1, 2025 through December 31, 2025.  During the first quarter of 2025, the Corporation did not make any repurchases of its common stock under this share repurchase program.

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

For further information concerning accounting policies, refer to Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 1: Summary of Significant Accounting Policies” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three months ended March 31, 2025 and 2024. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented. Average balances of securities available for sale are included at amortized cost. Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect.

TABLE 2: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended March 31,
	2025			2024
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities:
Taxable	$339,450	$2,193	2.58%	$365,244	$1,980	2.17%
Tax-exempt	119,033	1,153	3.87	120,920	1,118	3.70
Total securities	458,483	3,346	2.92	486,164	3,098	2.55
Loans:
Community banking segment	1,467,555	19,966	5.52	1,302,260	17,331	5.35
Mortgage banking segment	20,968	339	6.56	17,700	281	6.39
Consumer finance segment	465,526	12,123	10.56	473,848	12,024	10.21
Total loans	1,954,049	32,428	6.73	1,793,808	29,636	6.64
Interest-bearing deposits in other banks	55,830	502	3.65	28,417	259	3.67
Total earning assets	2,468,362	36,276	5.95	2,308,389	32,993	5.75
Allowance for credit losses	(40,605)			(40,292)
Total non-earning assets	154,554			156,800
Total assets	$2,582,311			$2,424,897

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$332,341	600	0.67	$335,570	553	0.66
Savings and money market deposit accounts	489,217	1,205	1.00	484,645	1,061	0.88
Time deposits	821,949	7,964	3.93	705,167	6,916	3.94
Total interest-bearing deposits	1,643,507	9,769	2.40	1,525,382	8,530	2.25
Borrowings:
Repurchase agreements	28,192	112	1.59	27,997	111	1.59
Other borrowings	93,597	1,097	4.69	78,445	909	4.64
Total borrowings	121,789	1,209	3.97	106,442	1,020	3.83
Total interest-bearing liabilities	1,765,296	10,978	2.51	1,631,824	9,550	2.35
Noninterest-bearing demand deposits	545,346			531,885
Other liabilities	40,874			44,125
Total liabilities	2,351,516			2,207,834
Equity	230,795			217,063
Total liabilities and equity	$2,582,311			$2,424,897
Net interest income		$25,298			$23,443
Interest rate spread			3.44%			3.40%
Interest expense to average earning assets			1.79%			1.66%
Net interest margin			4.16%			4.09%

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

TABLE 3: Rate-Volume Recap

	Three Months Ended March 31, 2025 from 2024
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans:
Community banking segment	$528	$2,107	$2,635
Mortgage banking segment	7	51	58
Consumer finance segment	343	(244)	99
Securities:
Taxable	359	(146)	213
Tax-exempt	52	(17)	35
Interest-bearing deposits in other banks	(1)	244	243
Total interest income	1,288	1,995	3,283
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	35	12	47
Savings and money market deposit accounts	135	9	144
Time deposits	(18)	1,066	1,048
Total interest-bearing deposits	152	1,087	1,239
Borrowings:
Repurchase agreements	—	1	1
Other borrowings	10	178	188
Total interest expense	162	1,266	1,428
Change in net interest income	$1,126	$729	$1,855

Net interest income, on a taxable-equivalent basis, for the first quarter of 2025 increased to $25.3 million, compared to $23.4 million for the first quarter of 2024, due primarily to an increase in net interest margin and higher average balances of earning assets. Annualized net interest margin increased 7 basis points to 4.16 percent for the first quarter of 2025 compared to the same period of 2024, due primarily to a change in the mix of earning assets and higher yields on earning assets, partially offset by an increase in costs of interest-bearing deposits. The Federal Reserve Bank (FRB) target federal funds interest rate was at an upper limit of 5.50 percent at December 31, 2023 until the FRB began decreasing it in September 2024, decreasing it to 4.50 percent by December 31, 2024, where it remained during the first quarter of 2025. The yield on interest-earning assets increased by 20 basis points for the first quarter of 2025 compared to the same period in 2024. The cost of interest-bearing liabilities increased by 16 basis points for the first quarter of 2025 compared to the same period of 2024. Average earning assets increased $160.0 million for the first quarter of 2025 compared to the same period in 2024. Average interest-bearing liabilities increased $133.5 million for the first quarter of 2025 compared to the same period in 2024. Average noninterest-bearing demand deposits increased $13.5 million for the first quarter of 2025 compared to the same period in 2024.

Average loans, which includes both loans held for investment and loans held for sale, increased $160.2 million to $1.95 billion for the first quarter of 2025 compared to the same period in 2024. Average loans at the community banking segment increased $165.3 million, or 12.7 percent, for the first quarter of 2025, compared to the same period in 2024, due primarily to growth in the construction, commercial real estate, land acquisition and development and builder lines segments of the loan portfolio. Average loans at the consumer finance segment decreased $8.3 million, or 1.8 percent, for the first quarter of 2025, compared to the same period in 2024, due primarily to lower average balances of automobile loans. Average loans at the mortgage banking segment, which consist of loans held for sale, increased $3.3 million, or 18.5 percent, for the first quarter of 2025 compared to the same period in 2024.

The community banking segment average loan yield increased 17 basis points to 5.52 percent for the first quarter of 2025 compared to the same period in 2024, due primarily to a shift in the mix of the loan portfolio to higher yielding loans and renewals of fixed rate loans originated during periods of lower interest rates. The consumer finance segment average loan yield increased 35 basis points to 10.56 percent for the first quarter of 2025, compared to the same period in 2024, due primarily to the effects of the overall higher interest rate environment. The mortgage banking segment average loan yield increased 17 basis points to 6.56 percent for the first quarter of 2025, compared to the same period in 2024, due to fluctuations in mortgage interest rates.

Average securities available for sale decreased $27.7 million to $458.5 million for the first quarter of 2025, compared to the same period in 2024, due primarily to maturities, calls and paydowns outpacing purchases in the portfolio. The average yield on the securities portfolio on a taxable-equivalent basis increased 37 basis points to 2.92 percent for the first quarter of 2025 compared to the same period in 2024, due primarily to purchases of securities in the overall higher interest rate environment and maturities of lower-yielding securities.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the FRB, increased $27.4 million to $55.8 million for the first quarter of 2025 compared to the same period of 2024. The average yield on interest-bearing deposits in other banks decreased 2 basis points for the first quarter of 2025, compared to the same period in 2024, due to the decrease in the federal funds interest rate, partially offset by the impacts of the timing of cash items in process, which don’t earn interest until they settle and have a larger effect on yields during periods of lower average balances.

Average savings and money market and interest-bearing demand deposits combined increased $1.3 million to $821.5 million for the first quarter of 2025, compared to the same period in 2024. Average non-interest-bearing demand deposits increased $13.5 million to $545.3 million for the first quarter of 2025 compared to the same period in 2024. Average time deposits increased $116.8 million to $821.9 million for the first quarter of 2025 compared to the same period in 2024. The average cost of interest-bearing deposits increased 15 basis points to 2.40 percent for the first quarter of 2025, compared to the same period in 2024, due primarily to a shift in composition towards time deposits amid the overall higher interest rate environment and increased competition for deposits.

Average borrowings increased $15.3 million to $121.8 million for the first quarter of 2025, compared to the same period in 2024, due primarily to fluctuations in repurchase agreements and Federal Home Loan Bank of Atlanta (FHLB) advances. The average cost of borrowings increased 14 basis points for the first quarter of 2025, compared to the same period in 2024, due primarily to a shift in the mix of borrowings.

The Corporation believes that the effects of declining market interest rates, if continued during 2025, could adversely affect its net interest margin in the short term as its assets typically reprice downward more quickly than its deposits and borrowings. The Corporation also believes any such adverse impacts could be somewhat mitigated by renewals of fixed rate loans originated during periods of lower interest rates and purchases of securities available for sale in the overall higher interest rate environment. The interest rate environment has grown increasingly uncertain during 2025 and the ultimate effect of these factors on the Corporation’s net interest margin will also depend on other factors, including the Corporation’s ability to grow loans at the community banking and consumer finance segments, to compete for deposits, and the extent of its reliance on borrowings. The Corporation gives no assurance as to the timing or extent of changes in market interest rates or the impact of those changes or any other factor on the Corporation's ability to compete for loans and deposits or on its net interest margin. If market interest rates were to rise, net interest margin could be positively affected in the short term as the Corporation generally expects its assets to reprice upward more quickly than its deposits and borrowings.

Noninterest Income

TABLE 4: Noninterest Income

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Gains on sales of loans	$1,847	$1,288
Interchange income	1,475	1,475
Service charges on deposit accounts	990	1,047
Wealth management services income, net	732	731
Mortgage banking fee income	570	479
Mortgage lender services income	536	503
Other service charges and fees	498	396
Unrealized gain (loss) on investments held in rabbi trust	211	840
Investment income from other equity interests	207	167
Other income, net	507	566
Total noninterest income	$7,573	$7,492

Total noninterest income increased $81,000, or 1.1 percent, for the first quarter of 2025, compared to the same period of 2024, due primarily to higher volume of mortgage loan production which resulted in higher gains on sales of loans and higher mortgage banking fee income, and higher other service charges, partially offset by fluctuations in unrealized gains and losses on investments held in the rabbi trust.

The Corporation uses a rabbi trust to fund liabilities under its nonqualified deferred compensation plan. Unrealized gains and losses on investments held in the Corporation’s rabbi trust are offset by changes in deferred compensation liabilities, recorded in salaries and employee benefits expense.

Noninterest Expense

TABLE 5: Noninterest Expense

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Salaries and employee benefits:
Compensation, payroll taxes and employee benefits	$13,272	$13,412
Increase in nonqualified deferred compensation plan liabilities	211	840
Total salaries and employee benefits	13,483	14,252

Occupancy expense	2,193	2,132
Data processing	2,866	2,829
Professional fees	921	915
Loan processing and collection expenses	683	628
Insurance expense	491	406
Marketing and advertising expenses	529	168
Other expenses:
Telecommunication expenses	371	391
Licenses and taxes expense	305	236
Travel and educational expenses	266	289
Postage and courier expenses	260	265
Other components of net periodic pension cost	(163)	(143)
Provision for indemnifications	(25)	(140)
All other noninterest expenses	879	922
Total other noninterest expenses	1,893	1,820
Total noninterest expense	$23,059	$23,150

Total noninterest expenses decreased $91,000, or less than one percent, in the first quarter of 2025, compared to the same period in 2024, due primarily to fluctuations in deferred compensation liabilities and lower compensation, payroll taxes and employee benefits due primarily to a reduction in headcount through attrition, partially offset by higher marketing and advertising expenses related to the strategic marketing initiative that began in the second half of 2024 and a lower net reversal of provision for indemnifications.

Changes in deferred compensation liabilities are offset by unrealized gains and losses on investments held in the Corporation’s rabbi trust and are recorded in noninterest income.

Income Taxes

The Corporation’s consolidated effective income tax rate was 17.3 percent for the first quarter of 2025, an increase compared to 14.1 percent for the same period in 2024 due primarily to a lower share of income at the community banking segment, which is primarily not subject to state income taxes.

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

TABLE 6: Community Banking Segment Operating Results

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Interest income	$23,384	$20,322
Interest expense	10,381	9,005
Net interest income before allocation	13,003	11,317
Net interest allocation[1]	5,754	5,847
Net interest income	18,757	17,164
Provision for credit losses	100	500
Net interest income after provision for credit losses	18,657	16,664
Noninterest income:
Interchange income	1,475	1,475
Service charges on deposit accounts	1,007	1,061
Wealth management services income, net	732	731
Other service charges and fees	497	396
Investment income from other equity interests	207	167
Other income, net	312	280
Total noninterest income	4,230	4,110
Noninterest expense:
Salaries and employee benefits	9,279	9,443
Occupancy expense	1,830	1,743
Data processing	2,342	2,231
Professional fees	724	709
Insurance expense	416	337
Marketing and advertising expenses	384	51
Loan processing and collection expenses	42	48
Other expenses	1,215	1,354
Total noninterest expenses	16,232	15,916
Income before income taxes	6,655	4,858
Income tax expense	1,210	846
Net income	$5,445	$4,012
1	Interest expense is allocated to the mortgage banking and consumer finance segments through borrowings from the community banking segment.

The community banking segment reported net income of $5.4 million for the first quarter of 2025, compared to $4.0 million for the same period in 2024. The increase in community banking segment net income was due primarily to:

●	higher interest income resulting from higher average balances of loans and the effects of higher average interest rates on asset yields; and
●	lower provision for credit losses due primarily to lower loan growth;

partially offset by:

●	higher interest expense due primarily to higher average balances of interest-bearing deposits and higher average rates on deposits; and
●	higher marketing and advertising expenses related to the strategic marketing initiative, which began in the second half of 2024.

Net interest income for the community banking segment increased by $1.6 million to $18.8 million for the first quarter of 2025, compared to the same period in 2024 due primarily to higher average balances of earning assets and an increase in net interest margin. Average interest-earning asset yields were higher for the first quarter of 2025, compared to the same period of 2024, due primarily to a shift in the mix of the loan portfolio to higher yielding loans, renewals of fixed rate loans originated during periods of lower interest rates, purchases of securities in the overall higher interest rate environment and maturities of lower-yielding securities. This increase was partially offset by an increase in the average costs of interest-bearing deposits for the first quarter of 2025, compared to the same period of 2024, due primarily to the continued effects of a shift in the mix of deposits with customers seeking higher yielding opportunities as a result of higher interest rates paid on time deposits. Interest income allocated to the community banking segment includes interest income on loans to the consumer finance and mortgage banking segments. These transactions are eliminated to reach consolidated totals.

The community banking segment recorded $100,000 in provision for credit losses for the first quarter of 2025, compared to $500,000 for the same period of 2024, due primarily to lower loan growth. Noninterest income increased for the first quarter of 2025, compared to the same period in 2024, due primarily to higher other service charges and fees and higher investment income from other equity interests, partially offset by lower service charges on deposit accounts.  Noninterest expenses increased for the first quarter of 2025, compared to the same period in 2024, due primarily to higher marketing and advertising expenses and data processing, partially offset by lower salaries and employee benefits .

Mortgage Banking:  The following table presents the mortgage banking operating results for the periods indicated.

TABLE 7: Mortgage Banking Segment Operating Results

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Interest income	$339	$281
Interest expense	—	—
Net interest income before allocation	339	281
Net interest allocation[1]	(72)	(44)
Net interest income	267	237
Provision for credit losses	—	—
Net interest income after provision for credit losses	267	237
Noninterest income:
Gains of sales of loans	1,985	1,481
Mortgage banking fee income	592	514
Mortgage lender services fee income	541	503
Other income	3	31
Total noninterest income	3,121	2,529
Noninterest expense:
Salaries and employee benefits	1,792	1,599
Occupancy expense	213	232
Data processing	226	240
Loan processing and collection expenses	26	20
Marketing and advertising expenses	30	30
Professional fees	140	103
Insurance expense	230	184
Provision for indemnifications	(25)	(140)
Other expenses	177	105
Total noninterest expenses	2,809	2,373
Income before income taxes	579	393
Income tax expense	148	99
Net income	$431	$294
1	Interest expense is allocated to the mortgage banking segment through borrowings from the community banking segment.

The mortgage banking segment reported net income of $431,000 for the first quarter of 2025, compared to $294,000 for the same period of 2024, due primarily to:

●	higher gains on sales of loans and higher mortgage banking fee income due to higher volume of mortgage loan originations;

partially offset by:

●	higher variable expenses tied to mortgage loan origination volume such as commissions and bonuses, reported in salaries and employee benefits, and
●	lower reversal of provision for indemnifications.

The following table presents mortgage loan originations and mortgage loans sold for the periods indicated.

TABLE 8: Mortgage Loan Originations

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Mortgage loan originations:
Purchases	$101,640	$86,760
Refinancings	12,110	7,586
Total mortgage loan originations[1]	$113,750	$94,346

Lock-adjusted originations[2]	$142,340	$120,400
1	Total mortgage loan originations does not include mortgage lender services.
2	Lock-adjusted originations includes the effect of changes in the volume of mortgage loan applications in process that have not closed, net of an estimated volume not expected to close.

Despite the sustained elevated level of mortgage interest rates, higher home prices and low levels of inventory, mortgage banking segment loan originations increased 20.6 percent for the first quarter of 2025, compared to the same period in 2024. Gains on sales of loans, while driven in part by mortgage loan originations, also includes the effects of changes in locked loan commitments, which reflect the volume of mortgage loan applications that are in process and have not closed. Lock-adjusted originations for the mortgage banking segment increased 18.2 percent for the first quarter of 2025 compared to the same period in 2024. Locked loan commitments were $71.8 million at March 31, 2025 compared to $39.3 million and $55.8 million at December 31, 2024 and March 31, 2024, respectively. Mortgage loan segment originations include originations of loans sold to the community banking segment, at prices similar to those paid by third-party investors. All interest expense at the mortgage banking segment is on variable rate borrowings from the community banking segment. These transactions are eliminated to reach consolidated totals.

Through the Lender Solutions division of the mortgage banking segment, mortgage lender services fee income is derived from providing mortgage origination functions to third-party mortgage lenders for a fee. Mortgage lender services fee income increased for the first quarter of 2025, compared to the same period in 2024, due primarily to an increase in fees and the types of services provided.

During the first quarter of 2025, the mortgage banking segment recorded a reversal of provision for indemnification losses of $25,000 compared to a reversal of provision for indemnification losses of $140,000 for the first quarter of 2024. The release of indemnification reserves in 2025 and 2024 was due primarily to lower volume of mortgage loan originations in recent years, improvement in the mortgage banking segment’s assessment of borrower payment performance and other factors affecting expected losses on mortgage loans sold in the secondary market, such as time since origination. Management believes that the indemnification reserve is sufficient to absorb losses related to loans that have been sold in the secondary market.

The mortgage banking segment onboarded a new team of loan officers on March 31, 2025 who, based on current mortgage market conditions and forecasts, are projected to generate new mortgage loan originations of approximately $100 to $125 million on an annual basis.

Consumer Finance:  The following table presents the consumer finance operating results for the periods indicated.

TABLE 9: Consumer Finance Segment Operating Results

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Interest income	$12,123	$12,025
Interest expense	—	—
Net interest income before allocation	12,123	12,025
Net interest allocation[1]	(5,682)	(5,803)
Net interest income	6,441	6,222
Provision for credit losses	2,900	3,000
Net interest income after provision for credit losses	3,541	3,222
Noninterest income	177	255
Noninterest expense:
Salaries and employee benefits	1,977	2,144
Occupancy expense	150	157
Data processing	290	340
Professional fees	91	87
Insurance expense	45	39
Marketing and advertising expenses	5	14
Loan processing and collection expenses	411	396
Other expenses	436	383
Total noninterest expenses	3,405	3,560
Income before income taxes	313	(83)
Income tax expense	87	(20)
Net income	$226	$(63)
1	Interest expense is allocated to the consumer finance segment through borrowings from the community banking segment.

The consumer finance segment reported net income of $226,000 for the first quarter of 2025, compared to a net loss of $63,000 for the same period in 2024. The increase in consumer finance segment net income was due primarily to:

●	lower interest expense allocation on borrowings from the community banking segment as a result of lower average balances of borrowings;
●	lower salaries and employee benefits expense due to an effort to reduce overhead costs; and
●	higher interest income resulting from the effects of higher interest rates on loan yields, partially offset by lower average balances of loans.

Net interest income for the consumer finance segment increased by $219,000 to $6.4 million for the first quarter of 2025, compared to the same period in 2024 due primarily to higher net interest margin, partially offset by lower average balances of loans. Average loans decreased $8.3 million, or 1.8 percent, for the first quarter of 2025, compared to the same period in 2024. All interest expense at the consumer finance segment is on fixed and variable rate borrowings from the community banking segment. These transactions are eliminated to reach consolidated totals.

The consumer finance segment recorded $2.9 million in provision for credit losses for the first quarter of 2025, compared to $3.0 million for the same period of 2024 due primarily to lower average loan balances, partially offset by an increase in net charge-offs. Net charge-offs increased due primarily to an increase in delinquent loans, repossessions and the average amount charged-off when a loan was uncollectable. If loan performance deteriorates, resulting in further elevated delinquencies or net charge-offs, the provision for credit losses may increase in future periods.

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

The following tables present the Corporation’s credit loss experience for the periods indicated.

TABLE 10: Allowance for Credit Losses

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
For the three months ended March 31, 2025:
Balance at December 31, 2024	$13,347	$4,032	$22,708	$40,087
Provision charged to operations	69	81	2,900	3,050
Loans charged off	—	(61)	(4,073)	(4,134)
Recoveries of loans previously charged off	9	34	997	1,040
Balance at March 31, 2025	$13,425	$4,086	$22,532	$40,043

Average loans[2]	$1,088,690	$380,535	$465,526	$1,934,751
Ratio of annualized net (recoveries) charge-offs to average loans	(0.00)%	0.03%	2.64%	0.64%
1Consumer loans includes provision, charge-offs and recoveries related to demand deposit overdrafts.
2Average loans does not include loans held for sale at the mortgage banking segment.

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
For the three months ended March 31, 2024:
Balance at December 31, 2023	$12,315	$3,758	$23,578	$39,651
Provision charged to operations	535	65	3,000	3,600
Loans charged off	—	(101)	(4,103)	(4,204)
Recoveries of loans previously charged off	9	53	1,091	1,153
Balance at March 31, 2024	$12,859	$3,775	$23,566	$40,200

Average loans[2]	$946,621	$357,796	$473,848	$1,778,265
Ratio of annualized net (recoveries) charge-offs to average loans	(0.00)%	0.05%	2.54%	0.69%
1Consumer loans includes provision, charge-offs and recoveries related to demand deposit overdrafts.
2Average loans does not include loans held for sale at the mortgage banking segment.

For further information regarding the adequacy of our allowance for credit losses, refer to “Table 16: Nonperforming Assets” and the accompanying disclosure below.

The allocation of the allowance for credit losses and the ratio of corresponding outstanding loan balances to total loans are as follows as of the dates indicated.

TABLE 11: Allocation of Allowance for Credit Losses

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Allocation of allowance for credit losses:
Commercial	$13,425	$13,347
Consumer	4,086	4,032
Consumer Finance	22,532	22,708
Total allowance for credit losses	$40,043	$40,087
Ratio of loans to total period-end loans:
Commercial	56%	55%
Consumer	20	20
Consumer Finance	24	25
	100%	100%

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

TABLE 12: Reserve for Unfunded Commitments

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Balance at the beginning of period	$1,800	$1,650
Provision charged to operations	(50)	(100)
Balance at the end of period	$1,750	$1,550

The allowance for credit losses on loans and available for sale debt securities and the reserve for unfunded commitments are established through a provision for credit losses charged against earnings. The following table presents a breakdown of the provision for credit losses for the periods indicated:

TABLE 13: Provision for Credit Losses

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Provision for credit losses:
Provision for loans	$3,050	$3,600
Provision for unfunded commitments	(50)	(100)
Total	$3,000	$3,500

TABLE 14: Credit Quality Indicators

Loans by credit quality indicators as of March 31, 2025 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Commercial real estate	$757,373	$937	$—	$—	$758,310
Commercial business	106,844	—	—	—	106,844
Construction - commercial real estate	121,140	—	—	—	121,140
Land acquisition and development	46,042	—	—	—	46,042
Builder lines	42,720	—	—	—	42,720
Construction - consumer real estate	21,188	—	—	—	21,188
Residential mortgage	306,725	465	170	1,189	308,549
Equity lines	66,357	—	83	—	66,440
Other consumer	9,957	—	—	—	9,957
	$1,478,346	$1,402	$253	$1,189	$1,481,190

(Dollars in thousands)	Very Good	Good	Fairly Good	Fair	Marginal	Total
Consumer finance - automobiles	$43,752	$108,172	$134,031	$89,130	$21,505	$396,590
Consumer finance - marine and recreational vehicles	44,699	20,376	471	—	—	65,546
	$88,451	$128,548	$134,502	$89,130	$21,505	$462,136
1At March 31, 2025, the Corporation did not have any loans classified as Doubtful or Loss.

Loans by credit quality indicators as of December 31, 2024 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Commercial real estate	$733,242	$940	$—	$—	$734,182
Commercial business	104,947	—	—	—	104,947
Construction - commercial real estate	132,717	—	—	—	132,717
Land acquisition and development	46,072	—	—	—	46,072
Builder lines	35,605	—	—	—	35,605
Construction - consumer real estate	18,799	—	—	—	18,799
Residential mortgage	306,877	1,427	172	333	308,809
Equity lines	62,042	76	86	—	62,204
Other consumer	10,270	—	—	—	10,270
	$1,450,571	$2,443	$258	$333	$1,453,605

(Dollars in thousands)	Very Good	Good	Fairly Good	Fair	Marginal	Total
Consumer finance - automobiles	$43,033	$106,791	$135,175	$90,581	$23,071	$398,651
Consumer finance - marine and recreational vehicles	46,761	20,902	479	—	—	68,142
	$89,794	$127,693	$135,654	$90,581	$23,071	$466,793
1	At December 31, 2024, the Corporation did not have any loans classified as Doubtful or Loss.

Table 15 summarizes the Corporation’s credit ratios on a consolidated basis and Table 16 summarizes nonperforming assets by principal business segment as of March 31, 2025 and December 31, 2024.  The mortgage banking segment did not have any nonperforming assets as March 31, 2025 or December 31, 2024.

TABLE 15: Consolidated Credit Ratios

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Total loans[1]	$1,943,326	$1,920,398
Nonaccrual loans	$2,164	$947
Allowance for credit losses (ACL)	$40,043	$40,087
Nonaccrual loans to total loans	0.11%	0.05%
ACL to total loans	2.06%	2.09%
ACL to nonaccrual loans	1,850.42%	4,233.05%
1Total loans does not include loans held for sale at the mortgage banking segment.

TABLE 16: Nonperforming Assets

Community Banking Segment

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Total loans	$1,481,190	$1,453,605
Nonaccrual loans	$1,189	$333
ACL	$17,511	$17,379
Nonaccrual loans to total loans	0.08%	0.02%
ACL to total loans	1.18%	1.20%
ACL to nonaccrual loans	1,472.75%	5,218.92%
Annualized year-to-date net charge-offs to average total loans	0.01%	0.01%

Consumer Finance Segment

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Total loans	$462,136	$466,793
Nonaccrual loans	$975	$614
Repossessed assets	$976	$779
ACL	$22,532	$22,708
Nonaccrual loans to total loans	0.21%	0.13%
ACL to total loans	4.88%	4.86%
ACL to nonaccrual loans	2,310.97%	3,698.37%
Annualized year-to-date net charge-offs to average total loans	2.64%	2.62%

The community banking segment’s nonaccrual loans were $1.2 million at March 31, 2025 compared to $333,000 at December 31, 2024. The increase in nonaccrual loans compared to December 31, 2024 is due primarily to the downgrade of one residential mortgage relationship in the first quarter of 2025. The community banking segment recorded $100,000 in provision for credit losses for the first quarter of 2025, compared to $500,000 for the same period of 2024. At March 31, 2025, the allowance for credit losses increased to $17.5 million, compared to an allowance for credit losses of $17.4 million at December 31, 2024, due primarily to growth in the loan portfolio and increased macroeconomic uncertainties. The allowance for credit losses as a percentage of total loans decreased to 1.18 percent at March 31, 2025 from 1.20 percent at December 31, 2024, due primarily to growth in loans with shorter expected lives, which resulted in lower estimated losses over the life of the loan. Management believes that the level of the allowance for credit losses is adequate to reflect the net amount expected to be collected.

Nonaccrual loans at the consumer finance segment were $975,000 at March 31, 2025 compared to $614,000 at December 31, 2024. Nonaccrual consumer finance loans remain low relative to the allowance for credit losses and the total consumer finance loan portfolio because the consumer finance segment generally initiates repossession of loan collateral once a loan becomes more than 60 days delinquent. Repossessed vehicles of the consumer finance segment are classified as other assets and consist only of vehicles the Corporation has the legal right to sell. Prior to the reclassification from loans to repossessed vehicles, the difference between the carrying amount of each loan and the fair value of each vehicle (i.e. the deficiency) is charged against the allowance for credit losses. At March 31, 2025, repossessed vehicles available for sale totaled $976,000 compared to $779,000 at December 31, 2024.

The consumer finance segment experienced net charge-offs at an annualized rate of 2.64 percent of average total loans for the first quarter of 2025, compared to 2.54 percent for the same period of 2024, due primarily to an increase in the number of delinquent loans, the number of repossessions and the average amount charged-off when a loan was uncollectable. At March 31, 2025, total delinquent loans as a percentage of total loans was 3.05 percent compared to 3.90 percent at December 31, 2024 and 2.78 percent at March 31, 2024. The allowance for credit losses was $22.5 million at March 31, 2025 and $22.7 million at December 31, 2024. The allowance for credit losses as a percentage of total loans increased to 4.88 percent at March 31, 2025, compared to 4.86 percent at December 31, 2024.

The consumer finance segment at times offers payment deferrals to borrowers as a portfolio management technique to achieve higher ultimate cash collections on select loan accounts. A significant reliance on deferrals as a means of managing collections may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio. Average amounts of payment deferrals of automobile loans on a monthly basis, which are not included in delinquent loans, were 1.75 percent, 1.62 percent and 2.11 percent as a percentage of average automobile loans outstanding for the first quarter of 2025, the first quarter of 2024 and the fourth quarter of 2024, respectively.

The consumer finance segment is an indirect lender that provides automobile financing through lending programs that are designed to serve customers in both the “prime” and “non-prime” markets, including those who may have limited access to traditional automobile financing due to having experienced prior credit difficulties. The preferred automobile is a later model, low mileage used vehicle because the value of new vehicles typically depreciates rapidly. In addition to automobile financing, marine and RV loan contracts are also purchased on an indirect basis through a referral program administered by a third party. The marine and RV loan contracts are for “prime” loans averaging less than $50,000 made to individuals with higher credit scores.

The consumer finance segment’s focus has included “non-prime” borrowers and, therefore, the anticipated rates of delinquencies, defaults, repossessions and losses on the consumer finance loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by changes in general economic conditions. Changes in economic conditions may also affect consumer demand for used automobiles and values of automobiles securing outstanding loans, due to changes in demand or changes in levels of inventory of used automobiles, which may directly affect the amount of a loss incurred by the consumer finance segment in the event of default. While we manage the higher risk inherent in loans made to “non-prime” borrowers through the underwriting criteria, portfolio management and collection methods employed by the consumer finance segment, we cannot guarantee that these criteria or methods will afford adequate protection against these risks. With the consumer finance segment’s scorecard model for purchasing loan contracts, the credit-worthiness of borrowers at origination has improved for automobile loans purchased and the level of credit losses experienced has decreased relative to long-term historical averages. We cannot provide any assurance that the consumer finance segment’s net charge-off ratio will not increase in future periods.  However, we believe that the current allowance for credit losses is adequate to reflect the net amount expected to be collected on existing consumer finance segment loans that may become uncollectible. If factors influencing the consumer finance segment result in higher net charge-off ratios in future periods, the consumer finance segment may need to increase the level of its allowance for credit losses through additional provisions for credit losses, which could negatively affect future earnings of the consumer finance segment.

FINANCIAL CONDITION

At March 31, 2025, the Corporation had total assets of $2.6 billion, an increase of $49.2 million since December 31, 2024. The increase was attributable primarily to growth in loans held for investment, available for sale securities, interest-bearing deposits in other banks and loans held for sale, funded by growth in deposits. The significant components of the Corporation’s Consolidated Balance Sheets are discussed below.

Loan Portfolio

Tables 17, 18 and 19 present information pertaining to the composition of loans held for investment, the composition of commercial real estate and construction commercial real estate loans, and the maturity/repricing of certain loans held for investment, respectively.

TABLE 17: Summary of Loans Held for Investment

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$758,310	39%	$734,182	38%
Commercial business	106,844	6	104,947	5
Construction - commercial real estate	121,140	6	132,717	7
Land acquisition and development	46,042	2	46,072	2
Builder lines	42,720	2	35,605	2
Construction - consumer real estate	21,188	1	18,799	1
Residential mortgage	308,549	16	308,809	16
Equity lines	66,440	3	62,204	3
Other consumer	9,957	1	10,270	1
Consumer finance - automobiles	396,590	21	398,651	21
Consumer finance - marine and recreational vehicles	65,546	3	68,142	4
Subtotal	1,943,326	100%	1,920,398	100%
Less allowance for credit losses	(40,043)		(40,087)
Loans, net	$1,903,283		$1,880,311

During the first quarter of 2025, loans held for investment increased $22.9 million to $1.94 billion at March 31, 2025 due primarily to growth in commercial real estate loans, builder lines and equity lines at the community banking segment, partially offset by a decrease in commercial real estate construction loans at the community banking segment and a decrease in loans at the consumer finance segment.

TABLE 18: Commercial Real Estate and Construction Commercial Real Estate Loans

	March 31, 2025
(Dollars in thousands)	Amount	% of Commercial Real Estate and Construction Commercial Real Estate Loans	% of Total
Multifamily	$168,590	19.2%	8.7%
Retail	154,554	17.6	8.0
Office	119,293	13.6	6.1
Industrial/warehouse	95,687	10.9	4.9
Hotels	88,627	10.1	4.6
1-4 family investment properties	86,929	9.9	4.5
Mini-storage	44,849	5.1	2.3
Medical office	40,959	4.7	2.1
Other	79,962	8.9	4.1
	$879,450	100%	45.3%

	December 31, 2024
(Dollars in thousands)	Amount	% of Commercial Real Estate and Construction Commercial Real Estate Loans	% of Total
Multifamily	$172,574	19.9%	9.0%
Retail	153,227	17.7	8.0
Office	120,412	13.9	6.3
Industrial/warehouse	94,100	10.9	4.9
Hotels	84,936	9.8	4.4
1-4 family investment properties	80,950	9.3	4.2
Mini-storage	39,368	4.5	2.1
Medical office	40,335	4.7	2.1
Other	80,997	9.3	4.1
	$866,899	100%	45.1%

TABLE 19: Maturity/Repricing Schedule of Loans Held for Investment

	March 31, 2025
(Dollars in thousands)	Commercial	Consumer	Consumer Finance	Total
Variable Rate:
Within 1 year	$300,481	$67,594	$—	$368,075
1 to 5 years	103,994	1,168	—	105,162
5 to 15 years	8,420	—	—	8,420
After 15 years	—	—	—	—
Fixed Rate:
Within 1 year	128,018	9,030	4,980	142,028
1 to 5 years	281,393	85,790	241,706	608,889
5 to 15 years	259,895	181,449	215,450	656,794
After 15 years	14,043	39,915	—	53,958

	$1,096,244	$384,946	$462,136	$1,943,326

Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At March 31, 2025 and December 31, 2024, all debt securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 20: Securities Available for Sale

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. Treasury securities	$4,769	1%	$10,700	3%
U.S. government agencies and corporations	61,919	14	60,659	14
Mortgage-backed securities	199,397	46	182,436	44
Obligations of states and political subdivisions	143,496	34	143,610	34
Corporate and other debt securities	21,932	5	21,220	5
Total available for sale securities at fair value	$431,513	100%	$418,625	100%

During the first quarter of 2025, securities available for sale increased $12.9 million to $431.5 million at March 31, 2025 due primarily to increases in mortgage-backed securities offset by decreases in U.S. treasury securities. Net unrealized losses in the market value of securities available for sale decreased to $24.2 million at March 31, 2025, compared to $30.0 million at December 31, 2024.

For more information about the Corporation’s securities available for sale, including information about securities in an unrealized loss position at March 31, 2025 and December 31, 2024, see Part I, Item 1, “Financial Statements” under the heading “Note 2: Securities” in this Quarterly Report on Form 10-Q.

The following table presents additional information pertaining to the composition of the securities portfolio at amortized cost, by the earlier of contractual maturity or expected maturity.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties. The total effective duration of the investment portfolio is 3.9 years as of March 31, 2025.

TABLE 21: Maturity of Securities

	March 31, 2025
		Weighted
	Amortized	Average
(Dollars in thousands)	Cost	Yield [1]
U.S. Treasury securities:
Maturing after 1 year, but within 5 years	$4,989	1.38%
Total U.S. Treasury securities	4,989	1.38
U.S. government agencies and corporations:
Maturing within 1 year	10,171	1.01
Maturing after 1 year, but within 5 years	31,016	1.37
Maturing after 5 years, but within 10 years	21,486	1.78
Maturing after 10 years	6,100	2.16
Total U.S. government agencies and corporations	68,773	1.52
Mortgage-backed securities:
Maturing within 1 year	30,040	2.41
Maturing after 1 year, but within 5 years	89,133	2.49
Maturing after 5 years, but within 10 years	63,067	2.84
Maturing after 10 years	28,759	4.27
Total mortgage-backed securities	210,999	2.83
States and municipals:[1]
Maturing within 1 year	22,856	3.98
Maturing after 1 year, but within 5 years	41,174	2.16
Maturing after 5 years, but within 10 years	47,978	3.94
Maturing after 10 years	35,248	4.49
Total states and municipals	147,256	3.58
Corporate and other debt securities:
Maturing within 1 year	4,652	3.87
Maturing after 1 year, but within 5 years	13,500	4.27
Maturing after 5 years, but within 10 years	5,500	4.58
Total corporate and other debt securities	23,652	4.26
Total securities:
Maturing within 1 year	67,719	2.83
Maturing after 1 year, but within 5 years	179,812	2.32
Maturing after 5 years, but within 10 years	138,031	3.13
Maturing after 10 years	70,107	4.20
Total securities	$455,669	2.93
1.	Yields on tax-exempt securities have been computed on a taxable-equivalent basis using the federal corporate income tax rate of 21 percent. The weighted average yield is calculated based on the relative amortized costs of the securities.

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first quarter of 2025, deposits increased $45.8 million to $2.22 billion at March 31, 2025. Noninterest bearing demand deposits increased $53.6 million, savings, money markets and interest-bearing demand deposits decreased $17.0 million and time deposits increased $9.2 million during the same period. The decrease in savings, money market and interest-bearing demand deposits was due in part to a shift in balances toward time deposits amid a higher interest rate environment and to seasonal factors related to municipal deposits, which tend to increase with tax collections primarily in the fourth quarter of each year and decline with spending thereafter. The Corporation had $125.1 million in municipal deposits at March 31, 2025 compared to $163.4 million at December 31, 2024.

The Corporation had $25.0 million in brokered money market and time deposits outstanding at both March 31, 2025 and December 31, 2024.  The Corporation may continue to use brokered deposits on a limited basis as a means of maintaining and diversifying liquidity and funding sources.

Borrowings

During the first quarter of 2025, borrowings decreased $3.1 million to $119.5 million at March 31, 2025 due primarily to fluctuations in balances with commercial deposit customers with repurchase agreements.

Liquidity

The objective of the Corporation’s liquidity management is to ensure the continuous availability of funds to satisfy the credit needs of our customers and the demands of our depositors, creditors and investors. Stable core deposits and a strong capital position are the components of a solid foundation for the Corporation’s liquidity position. Additional sources of liquidity available to the Corporation include cash flows from operations, loan payments and payoffs, deposit growth, maturities, calls and sales of securities, the issuance of brokered certificates of deposit and the capacity to borrow additional funds. Depending on the Corporation’s liquidity levels, conditions in the capital markets and other factors, the Corporation may from time to time consider the issuance of debt, equity or other securities, the proceeds of which could provide additional liquidity for our operations.

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available for sale, totaled $315.0 million at March 31, 2025 compared to $288.1 million at December 31, 2024. The Corporation’s funding sources, including capacity, amount outstanding and amount available at March 31, 2025 are presented in Table 22. The Corporation’s capacity and amount available both decreased $7.5 million from December 31, 2024 due primarily to fluctuations in loans pledged to the FHLB.

TABLE 22: Funding Sources

	March 31, 2025
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$75,000	$—	$75,000
Borrowings from FHLB	248,508	40,000	208,508
Borrowings from FRB	315,221	—	315,221
Total	$638,729	$40,000	$598,729

	December 31, 2024
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$75,000	$—	$75,000
Borrowings from FHLB	257,734	40,000	217,734
Borrowings from FRB	313,499	—	313,499
Total	$646,233	$40,000	$606,233

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

Uninsured deposits represent an estimate of amounts above the Federal Deposit Insurance Corporation (FDIC) insurance coverage limit of $250,000. As of March 31, 2025, the Corporation’s uninsured deposits were approximately $644.4 million, or 29.1 percent of total deposits. Excluding intercompany cash holdings and municipal deposits which are secured with pledged securities, amounts uninsured were approximately $496.6 million, or 22.4 percent of total deposits as of

March 31, 2025, compared to $455.2 million, or 21.0 percent of total deposits as of December 31, 2024. The Corporation’s liquid assets and borrowing availability as of March 31, 2025 totaled $913.7 million, exceeding uninsured deposits, excluding intercompany cash holdings and secured municipal deposits, by $417.1 million.

The Corporation’s internal policy limits brokered deposits to 20 percent of total deposits, representing approximately $418.3 million of additional net availability for additional brokered deposits as of March 31, 2025.

In the ordinary course of business, the Corporation has entered into contractual obligations and has made other commitments to make future payments.  For further information concerning the Corporation’s expected timing of such payments refer to “Item 8. Financial Statements and Supplementary Data,” under the headings “Note 9: Leases,” “Note 11: Borrowings,” and “Note 18: Commitments and Contingent Liabilities” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024.

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

The disclosure below presents the Corporation’s and the Bank’s actual capital amounts and ratios under currently applicable regulatory capital standards.  Under the small bank holding company policy statement of the Federal Reserve Board, which applies to certain bank holding companies with consolidated total assets of less than $3 billion, the Corporation is not subject to regulatory capital requirements. The table below reflects the Corporation’s consolidated capital as determined under regulations that apply to bank holding companies that are not small bank holding companies and minimum capital requirements that would apply to the Corporation if it were not a small bank holding company.  Although the minimum regulatory capital requirements are not applicable to the Corporation, the Corporation calculates these ratios for its own planning and monitoring purposes. Total risk-weighted assets at March 31, 2025 for the Corporation were $2.15 billion and for the Bank were $2.12 billion. Total risk-weighted assets at December 31, 2024 for the Corporation were $2.13 billion and for the Bank were $2.10 billion. As of March 31, 2025, the Bank met all capital adequacy requirements to which it is subject.

TABLE 23: Regulatory Capital

	March 31, 2025
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$303,432	14.1%	$171,896	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	256,397	11.9	128,922	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	231,397	10.8	96,692	4.5		N/A	N/A
Tier 1 leverage ratio	256,397	9.9	103,621	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$290,920	13.7%	$169,850	8.0%		$212,313	10.0%
Tier 1 risk-based capital ratio	264,201	12.4	127,388	6.0		169,850	8.0
Common Equity Tier 1 capital ratio	264,201	12.4	95,541	4.5		138,003	6.5
Tier 1 leverage ratio	264,201	10.3	102,806	4.0		128,507	5.0

	December 31, 2024
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$299,157	14.1%	$170,256	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	252,373	11.9	127,692	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	227,373	10.7	95,769	4.5		N/A	N/A
Tier 1 leverage ratio	252,373	9.8	102,645	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$284,550	13.5%	$168,233	8.0%		$210,291	10.0%
Tier 1 risk-based capital ratio	258,078	12.3	126,175	6.0		168,233	8.0
Common Equity Tier 1 capital ratio	258,078	12.3	94,631	4.5		136,689	6.5
Tier 1 leverage ratio	258,078	10.1	101,805	4.0		127,256	5.0

The regulatory risk-based capital amounts presented above include:  (1) common equity tier 1 capital (CET1) which consists principally of common stock (including surplus) and retained earnings with adjustments for goodwill and intangible assets; (2) Tier 1 capital which consists principally of CET1 plus the Corporation’s “grandfathered” trust preferred securities; and (3) Tier 2 capital which consists principally of Tier 1 capital plus a limited amount of the allowance for credit losses and $20.0 million of outstanding subordinated notes of the Corporation. The Total Capital ratio, Tier 1 Capital ratio and CET1 ratio are calculated as a percentage of risk-weighted assets. The Tier 1 Leverage ratio is calculated as a percentage of average tangible assets. In addition, the Corporation has made the one-time irrevocable election to continue treating accumulated other comprehensive income (AOCI) under regulatory standards that were in place prior to the Basel III Final Rule in order to eliminate volatility of regulatory capital that can result from fluctuations in AOCI and the inclusion of AOCI in regulatory capital, as would otherwise be required under the Basel III Capital Rule. As a result of this election, changes in AOCI, including unrealized losses on securities available for sale, do not affect regulatory capital amounts shown in the table above for the Corporation or the Bank. For additional information about the Basel III Final Rules, see “Item 1. Business” under the heading “Regulation and Supervision” and “Item 8. Financial Statements and Supplementary Data,” under the heading “Note 17: Regulatory Requirements and Restrictions” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024.

In addition to the regulatory risk-based capital requirements, the Bank must maintain a capital conservation buffer of 2.5 percent of risk-weighted assets as required by the Basel III Final Rule. Including the capital conservation buffer, the minimum ratios are a common equity Tier 1 risk-based capital ratio of 7.0 percent, a Tier 1 risk-based capital ratio of 8.5 percent, and a total risk-based capital ratio of 10.5 percent. The Corporation and the Bank exceeded these ratios at March 31, 2025 and December 31, 2024.

The Corporation’s capital resources are impacted by its share repurchase programs. The Board of Directors authorized a program, effective January 1, 2025 through December 31, 2025, to repurchase up to $5.0 million of the Corporation’s common stock (the 2025 Repurchase Program). Repurchases under the 2025 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, (Exchange Act) and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions, and there is no assurance that the Corporation will purchase any shares under the 2025 Repurchase Program. As of March 31, 2025, there was $5.0 million remaining available for repurchases of the Corporation’s common stock under the 2025 Repurchase Program.

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

Management believes that the use of these non-GAAP measures provides meaningful information about operating performance by enhancing comparability with other financial periods, other financial institutions, and between different sources of interest income. The non-GAAP measures used by management enhance comparability by excluding the effects of balances of intangible assets, including goodwill, that vary significantly between institutions, and tax benefits that are not consistent across different opportunities for investment. These non-GAAP financial measures should not be considered an alternative to, or more important than, GAAP-basis financial statements, and other bank holding companies may define or calculate these or similar measures differently. A reconciliation of the non-GAAP financial measures used by the Corporation to evaluate and measure the Corporation’s performance to the most directly comparable GAAP financial measures is presented below.

TABLE 24: Non-GAAP Table

	For The Quarter Ended
	March 31,	March 31,
(Dollars in thousands, except for share and per share data)	2025	2024
Reconciliation of Certain Non-GAAP Financial Measures
Return on Average Tangible Common Equity
Average total equity, as reported	$230,795	$217,063
Average goodwill	(25,191)	(25,191)
Average other intangible assets	(1,118)	(1,366)
Average noncontrolling interest	(637)	(649)
Average tangible common equity	$203,849	$189,857

Net income	$5,395	$3,435
Amortization of intangibles	62	65
Net income attributable to noncontrolling interest	(27)	(34)
Net tangible income attributable to C&F Financial Corporation	$5,430	$3,466

Annualized return on average equity, as reported	9.35%	6.33%
Annualized return on average tangible common equity	10.65%	7.30%

	For The Quarter Ended
	March 31,	March 31,
(Dollars in thousands, except for share and per share data)	2025	2024
Fully Taxable Equivalent Net Interest Income[1]
Interest income on loans	$32,382	$29,586
FTE adjustment	46	50
FTE interest income on loans	$32,428	$29,636

Interest income on securities	$3,104	$2,863
FTE adjustment	242	235
FTE interest income on securities	$3,346	$3,098

Total interest income	$35,988	$32,708
FTE adjustment	288	285
FTE interest income	$36,276	$32,993

Net interest income	$25,010	$23,158
FTE adjustment	288	285
FTE net interest income	$25,298	$23,443
1	Assuming a tax rate of 21%.

	March 31,	December 31,
(Dollars in thousands except for per share data)	2025	2024
Tangible Book Value Per Share
Equity attributable to C&F Financial Corporation	$234,634	$226,360
Goodwill	(25,191)	(25,191)
Other intangible assets	(1,084)	(1,147)
Tangible equity attributable to C&F Financial Corporation	$208,359	$200,022

Shares outstanding	3,235,781	3,233,672

Book value per share	$72.51	$70.00
Tangible book value per share	$64.39	$61.86

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Corporation’s expectations, plans, objectives or beliefs regarding future financial performance and other statements that are not historical facts, which may constitute “forward-looking statements” as defined by federal securities laws.  Forward-looking statements generally can be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “may,” “might,” “will,” “intend,” “target,” “should,” “could,” or similar expressions, are not statements of historical fact, and are based on management’s beliefs, assumptions and expectations regarding future events or performance as of the date of this report, taking into account all information currently available.  These statements may include, but are not limited to: statements regarding expected future operations and financial performance; expected trends in yields on loans; expected future recovery of investments in debt securities; future dividend payments; deposit trends, charge-offs and delinquencies; changes in cost of funds and net interest margin and items affecting net interest margin; changes in interest rates and the effects thereof on net interest income, expected renewal of unsecured federal funds agreements; expected impact of unrealized losses on earnings and regulatory capital of the Corporation or the Bank; expectations regarding the Bank’s regulatory risk-based capital requirement levels; competition, our loan portfolio; our digital services; deposit trends; improving operational efficiencies; retention of qualified loan officers and expectations regarding new mortgage loan originations; higher quality automobile loan contracts, marine and RV lending; strategic business initiatives and the anticipated effects thereof on mortgage loan originations; technology initiatives; our diversified business strategy; asset quality; credit quality; adequacy of allowances for credit losses and the level of future charge-offs; market interest rates and housing inventory and resulting effects in mortgage loan origination volume; sources of liquidity; adequacy of the reserve for indemnification losses related to loans sold in the secondary market; capital levels; the effect of future market and industry trends; the effects of future interest rate levels and fluctuations; cybersecurity risks and inflation.  These forward-looking statements are subject to significant risks and uncertainties due to factors that could have a material adverse effect on the operations and future prospects of the Corporation including, but not limited to, changes in:

●	interest rates, such as volatility in short-term interest rates or yields on U.S. Treasury bonds, increases in interest rates following actions by the Federal Reserve and increases or volatility in mortgage interest rates
●general business conditions, as well as conditions within the financial markets
●general economic conditions, including unemployment levels, inflation rates, supply chain disruptions and slowdowns in economic growth
●general market conditions, including disruptions due to pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, changes in trade policy and the implementation of tariffs, war and other military conflicts or other major events, or the prospect of these events
●average loan yields and securities yields and average costs of interest-bearing deposits and borrowings
●financial services industry conditions, including bank failures or concerns involving liquidity
●labor market conditions, including attracting, hiring, training, motivating and retaining qualified employees
●the legislative and regulatory climate, regulatory initiatives with respect to financial institutions, products and services, the Consumer Financial Protection Bureau (the CFPB) and the regulatory and enforcement activities of the CFPB
●monetary and fiscal policies of the U.S. Government, including policies of the FDIC, U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System (the Federal Reserve Board), and the effect of these policies on interest rates and business in our markets
●demand for financial services in the Corporation’s market areas
●the value of securities held in the Corporation’s investment portfolios
●the quality or composition of the loan portfolios and the value of the collateral securing those loans
●the inventory level, demand and fluctuations in the pricing of used automobiles, including sales prices of repossessed vehicles
●the level of automobile loan delinquencies or defaults and our ability to repossess automobiles securing delinquent automobile finance installment contracts
●the level of net charge-offs on loans and the adequacy of our allowance for credit losses
●the level of indemnification losses related to mortgage loans sold
●demand for loan products
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
●C&F Bank’s product offerings
●accounting principles, policies and guidelines, and elections made by the Corporation thereunder

These risks and uncertainties, and the risks discussed in more detail in Item 1A. “Risk Factors,” of Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024 should be considered in evaluating the forward-looking statements contained herein.

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

The simulation analysis results, based on a measurement date balance sheet as of March 31, 2025, for hypothetical changes in net interest income over the next twelve months are presented in the table below.

 One-Year Net Interest Income Simulation (dollars in thousands)

	Hypothetical Change in Net
	Interest Income
	Over the Next Twelve Months
	as of
	March 31, 2025		December 31, 2024
Assumed Market Interest Rate Shift	Dollars	Percentage	Dollars	Percentage
-300 BP shock	$(10,659)	(9.14)%	$(7,568)	(6.66)%
-200 BP shock	(6,760)	(5.80)	(4,687)	(4.12)
-100 BP shock	(3,116)	(2.67)	(2,040)	(1.79)
+100 BP shock	1,179	1.01	228	0.20
+200 BP shock	2,471	2.12	511	0.45
+300 BP shock	3,716	3.19	764	0.67

These results indicate that the Corporation would expect net interest income to decrease over the next twelve months assuming an immediate downward shift in market interest rates of 100 BP to 300 BP and to increase if rates shifted upward to the same degree. The simulation analysis results show the Corporation’s sensitivity to an upward shift in rates relative to a downward shift in rates was less pronounced as of March 31, 2025 compared to the results as of December 31, 2024 due primarily to shifts in the mix of loans and deposits and a lower interest rate environment, particularly lower longer-term market rates.

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

Static EVE Change (dollars in thousands)

	Hypothetical Change in EVE
	as of
	March 31, 2025		December 31, 2024
Assumed Market Interest Rate Shift	Dollars	Percentage	Dollars	Percentage
-300 BP shock	$(36,797)	(8.79)%	$(25,260)	(6.49)%
-200 BP shock	(15,724)	(3.75)	(9,335)	(2.40)
-100 BP shock	(2,475)	(0.59)	270	0.07
+100 BP shock	(4,531)	(1.08)	(6,771)	(1.74)
+200 BP shock	(9,071)	(2.17)	(13,022)	(3.34)
+300 BP shock	(14,563)	(3.48)	(20,439)	(5.25)

These results as of March 31, 2025 indicate that the EVE would decrease assuming an immediate downward or upward shift in market interest rates of 100 BP to 300 BP. As of March 31, 2025, the Corporation’s EVE is more sensitive to downward changes in rates and less sensitive to upward changes in rates compared to its position as of December 31, 2024 due primarily to shifts in the mix of earning assets and in the mix of deposits and borrowings, which impacted the overall duration of both assets and liabilities. The lower interest rate environment as of March 31, 2025 compared to December 31, 2024, particularly lower longer-term market rates, increased the prepayment expectations of certain earning assets, which also contributed to the Corporation’s EVE sensitivity to changes in rates.

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

ITEM 4.CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2025 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

There were no changes in the Corporation’s internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors authorized a program, effective January 1, 2025 through December 31, 2025, to repurchase up to $5.0 million of the Corporation’s common stock (the 2025 Repurchase Program).  Repurchases under the 2025 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the 2025 Repurchase Program, if any, will be determined by management in its discretion and will depend on a number of factors including the market price of the shares, general market and economic conditions, applicable legal requirements, and other conditions, and there is no assurance that the Corporation will purchase any shares under the 2025 Repurchase Program. There were no shares repurchased under the 2025 Repurchase Program during the first quarter of 2025.

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended March 31, 2025.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
	Shares Purchased[1]	per Share	Programs	Programs
January 1, 2025 - January 31, 2025	66	$70.35	—	$5,000,000
February 1, 2025 - February 28, 2025	1,247	$80.33	—	$5,000,000
March 1, 2025 - March 31, 2025	4,044	$79.43	—	$5,000,000
Total	5,357	$79.53	—
1	During the three months ended March 31, 2025, 5,357 shares were withheld upon the vesting of restricted shares granted to employees of the Corporation and its subsidiaries in order to satisfy tax withholding obligations.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

101

The following financial statements from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL, filed herewith: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included within Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	May 6, 2025	By:	/s/ Thomas F. Cherry
Thomas F. Cherry
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2025		/s/ Jason E. Long
Jason E. Long
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)