Form 10-Q
period 2025-06-30
C & F FINANCIAL CORP
filed 2025-08-11
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

or

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

At August 8, 2025, the latest practicable date for determination, 3,238,301 shares of common stock, $1.00 par value, of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2025	2024
Assets
Cash and due from banks	$17,906	$16,163
Interest-bearing deposits in other banks	62,289	49,423
Total cash and cash equivalents	80,195	65,586
Securities—available for sale at fair value, amortized cost of $459,702 and $448,616, respectively	434,506	418,625
Loans held for sale, at fair value	44,757	20,112
Loans, net of allowance for credit losses of $39,578 and $40,087, respectively	1,952,087	1,880,311
Restricted stock, at cost	4,250	3,592
Corporate premises and equipment, net	39,329	40,118
Other real estate owned, net of valuation allowance of $215 and $215, respectively	1,316	1,316
Accrued interest receivable	10,934	10,592
Goodwill	25,191	25,191
Other intangible assets, net	1,022	1,147
Bank-owned life insurance	21,426	21,191
Net deferred tax asset	16,877	17,719
Other assets	54,502	57,874
Total assets	$2,686,392	$2,563,374

Liabilities
Deposits
Noninterest-bearing demand deposits	$555,759	$526,069
Savings and interest-bearing demand deposits	857,613	826,462
Time deposits	842,942	818,329
Total deposits	2,256,314	2,170,860
Short-term borrowings	42,642	28,994
Long-term borrowings	78,018	68,158
Trust preferred capital notes	25,475	25,457
Accrued interest payable	4,072	4,403
Other liabilities	38,955	38,532
Total liabilities	2,445,476	2,336,404

Commitments and contingent liabilities (Note 11)

Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,238,085 and 3,233,672 shares issued and outstanding, respectively, includes 108,498 and 119,778 of unvested shares, respectively)	3,130	3,114
Additional paid-in capital	588	36
Retained earnings	257,896	247,814
Accumulated other comprehensive loss, net	(21,301)	(24,604)
Equity attributable to C&F Financial Corporation	240,313	226,360
Noncontrolling interest	603	610
Total equity	240,916	226,970
Total liabilities and equity	$2,686,392	$2,563,374

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income
Interest and fees on loans	$33,716	$31,407	$66,098	$60,993
Interest on interest-bearing deposits in other banks	413	163	915	422
Interest and dividends on securities
U.S. treasury, government agencies and corporations	278	434	567	1,036
Mortgage-backed securities	1,533	927	2,927	1,813
Tax-exempt obligations of states and political subdivisions	953	885	1,864	1,768
Taxable obligations of states and political subdivisions	197	184	392	368
Corporate and other	317	312	632	620
Total interest income	37,407	34,312	73,395	67,020
Interest expense
Savings and interest-bearing deposits	2,006	1,550	3,811	3,164
Time deposits	7,547	7,700	15,511	14,616
Borrowings	988	940	1,847	1,662
Trust preferred capital notes	358	294	708	592
Total interest expense	10,899	10,484	21,877	20,034
Net interest income	26,508	23,828	51,518	46,986
Provision for credit losses	2,100	2,550	5,100	6,050
Net interest income after provision for credit losses	24,408	21,278	46,418	40,936
Noninterest income
Gains on sales of loans	2,458	1,701	4,305	2,989
Interchange income	1,621	1,572	3,096	3,047
Service charges on deposit accounts	1,022	1,050	2,012	2,097
Investment income from other equity interests	127	170	334	337
Mortgage banking fee income	888	622	1,458	1,101
Wealth management services income, net	756	714	1,488	1,445
Mortgage lender services income	762	499	1,298	1,002
Other service charges and fees	551	423	1,049	819
Other income (loss), net	1,663	573	2,381	1,979
Total noninterest income	9,848	7,324	17,421	14,816
Noninterest expenses
Salaries and employee benefits	14,846	13,452	28,329	27,704
Occupancy	2,099	2,063	4,292	4,195
Data processing	2,989	2,963	5,855	5,792
Professional fees	1,001	884	1,922	1,799
Insurance expense	416	409	907	815
Marketing and advertising expenses	549	316	1,078	484
Loan processing and collection expenses	745	675	1,428	1,303
Other	1,985	1,611	3,878	3,431
Total noninterest expenses	24,630	22,373	47,689	45,523
Income before income taxes	9,626	6,229	16,150	10,229
Income tax expense	1,859	1,195	2,988	1,760
Net income	7,767	5,034	13,162	8,469
Less net income attributable to noncontrolling interest	76	27	103	61
Net income attributable to C&F Financial Corporation	$7,691	$5,007	$13,059	$8,408
Net income per share - basic and diluted	$2.37	$1.50	$4.03	$2.50

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$7,767	$5,034	$13,162	$8,469
Other comprehensive income (loss), net of tax:
Securities available for sale	(822)	1,629	3,788	(437)
Defined benefit plan	—	9	(9)	16
Cash flow hedges	(188)	(68)	(476)	9
Other comprehensive income (loss), net of tax	(1,010)	1,570	3,303	(412)
Comprehensive income	6,757	6,604	16,465	8,057
Less comprehensive income attributable to noncontrolling interest	76	27	103	61
Comprehensive income attributable to C&F Financial Corporation	$6,681	$6,577	$16,362	$7,996

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

(Dollars in thousands, except per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance March 31, 2025	$3,123	$108	$251,694	$(20,291)	$637	$235,271
Comprehensive income:
Net income	—	—	7,691	—	76	7,767
Other comprehensive loss	—	—	—	(1,010)	—	(1,010)
Share-based compensation	—	455	—	—	—	455
Restricted stock vested	7	(7)	—	—	—	—
Common stock issued	1	41	—	—	—	42
Common stock purchased	(1)	(9)	—	—	—	(10)
Cash dividends declared ($0.46 per share)	—	—	(1,489)	—	—	(1,489)
Distributions to noncontrolling interest	—	—	—	—	(110)	(110)
Balance June 30, 2025	$3,130	$588	$257,896	$(21,301)	$603	$240,916

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance March 31, 2024	$3,246	$6,084	$235,679	$(28,669)	$609	$216,949
Comprehensive income:
Net income	—	—	5,007	—	27	5,034
Other comprehensive income	—	—	—	1,570	—	1,570
Share-based compensation	—	463	—	—	—	463
Restricted stock vested	6	(6)	—	—	—	—
Common stock issued	1	49	—	—	—	50
Common stock purchased	(79)	(3,433)	—	—	—	(3,512)
Cash dividends declared ($0.44 per share)	—	—	(1,455)	—	—	(1,455)
Balance June 30, 2024	$3,174	$3,157	$239,231	$(27,099)	$636	$219,099

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

(Dollars in thousands, except per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2024	$3,114	$36	$247,814	$(24,604)	$610	$226,970
Comprehensive income:
Net income	—	—	13,059	—	103	13,162
Other comprehensive income	—	—	—	3,303	—	3,303
Share-based compensation	—	916	—	—	—	916
Restricted stock vested	20	(20)	—	—	—	—
Common stock issued	2	86	—	—	—	88
Common stock purchased	(6)	(430)	—	—	—	(436)
Cash dividends declared ($0.92 per share)	—	—	(2,977)	—	—	(2,977)
Distributions to noncontrolling interest	—	—	—	—	(110)	(110)
Balance June 30, 2025	$3,130	$588	$257,896	$(21,301)	$603	$240,916

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2023	$3,238	$6,567	$233,760	$(26,687)	$638	$217,516
Comprehensive income:
Net income	—	—	8,408	—	61	8,469
Other comprehensive loss	—	—	—	(412)	—	(412)
Share-based compensation	—	973	—	—	—	973
Restricted stock vested	32	(32)	—	—	—	—
Common stock issued	2	94	—	—	—	96
Common stock purchased	(98)	(4,445)	—	—	—	(4,543)
Cash dividends declared ($0.88 per share)	—	—	(2,937)	—	—	(2,937)
Distributions to noncontrolling interest	—	—	—	—	(63)	(63)
Balance June 30, 2024	$3,174	$3,157	$239,231	$(27,099)	$636	$219,099

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net income	$13,162	$8,469
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	5,100	6,050
Accretion of certain acquisition-related discounts, net	(199)	(298)
Share-based compensation	916	973
Depreciation and amortization	1,984	1,896
Amortization of premiums and accretion of discounts on securities, net	(88)	769
Reversal of provision for indemnifications	(60)	(275)
Income from bank-owned life insurance	(212)	(215)
Pension expense	359	451
Proceeds from sales of loans held for sale	306,756	223,410
Origination of loans held for sale	(326,348)	(239,259)
Gains on sales of loans held for sale	(4,305)	(2,989)
Other gains, net	48	64
Change in other assets and liabilities:
Accrued interest receivable	(342)	(118)
Other assets	2,308	872
Accrued interest payable	(331)	1,177
Other liabilities	75	1,613
Net cash (used in) provided by operating activities	(1,177)	2,590
Investing activities:
Proceeds from sales, maturities and calls of securities available for sale and payments on mortgage-backed securities	31,333	72,896
Purchases of securities available for sale	(42,331)	(16,532)
Purchases of time deposits, net	(254)	736
Repayments on loans held for investment by non-bank affiliates	82,921	84,998
Purchases of loans held for investment by non-bank affiliates	(83,286)	(93,840)
Net increase in community banking loans held for investment	(76,490)	(118,986)
Purchases of corporate premises and equipment	(833)	(1,024)
Other investing activities, net	(672)	(470)
Net cash used in investing activities	(89,612)	(72,222)
Financing activities:
Net increase (decrease) in demand and savings deposits	60,841	(70,533)
Net increase in time deposits	24,613	110,465
Net decrease in short-term borrowings	(8,352)	(33,174)
Proceeds from long-term borrowings	52,000	40,000
Repayments of long-term borrowings	(20,000)	—
Repurchases of common stock	(436)	(4,543)
Cash dividends paid	(2,977)	(2,937)
Other financing activities, net	(291)	(139)
Net cash provided by financing activities	105,398	39,139
Net increase (decrease) in cash and cash equivalents	14,609	(30,493)
Cash and cash equivalents at beginning of period	65,586	75,159
Cash and cash equivalents at end of period	$80,195	$44,666
Supplemental cash flow disclosures:
Interest paid	$22,190	$18,839
Income taxes paid	2,113	22
Supplemental disclosure of noncash investing and financing activities:
Liabilities assumed to acquire right of use assets at lease commencement	190	2,481

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

Subordinated Notes: On June 6, 2025, the Corporation completed the issuance of $40.0 million in aggregate principal amount of subordinated notes due 2035 (the Notes) in a private placement transaction. The Notes will initially bear interest at a fixed rate of 7.50% for five years and at the then current three-month SOFR plus 388.5 basis points thereafter. Concurrently with the issuance, the Corporation repurchased its $20.0 million in aggregate principal amount of 4.875% fixed-to-floating rate subordinated notes due 2030 (the 2030 Notes). The 2030 Notes were repurchased at a price of 100% of the outstanding principal amount, plus accrued but unpaid interest, to but excluding the repurchase date. The 2030 Notes were to move from a fixed rate of 4.875% to a floating rate at the then current three-month SOFR plus 475.5 basis points during the third quarter of 2025.

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

NOTE 2: Securities

The Corporation’s debt securities, all of which are classified as available for sale, are summarized in the following tables. The Corporation has elected to exclude accrued interest receivable, totaling $2.36 million and $2.32 million at June 30, 2025 and December 31, 2024, respectively, from the amortized cost basis of securities.

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$4,990	$—	$(192)	$4,798
U.S. government agencies and corporations	67,774	—	(6,516)	61,258
Mortgage-backed securities	212,941	349	(11,757)	201,533
Obligations of states and political subdivisions	150,247	257	(5,764)	144,740
Corporate and other debt securities	23,750	12	(1,585)	22,177
Total	$459,702	$618	$(25,814)	$434,506

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$10,985	$—	$(285)	$10,700
U.S. government agencies and corporations	68,772	—	(8,113)	60,659
Mortgage-backed securities	197,923	69	(15,556)	182,436
Obligations of states and political subdivisions	147,532	691	(4,613)	143,610
Corporate and other debt securities	23,404	29	(2,213)	21,220
Total	$448,616	$789	$(30,780)	$418,625

The amortized cost and estimated fair value of securities at June 30, 2025, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	June 30, 2025
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$71,670	$69,510
Due after one year through five years	187,528	176,739
Due after five years through ten years	126,996	118,560
Due after ten years	73,508	69,697
Total	$459,702	$434,506

The following table presents the gross realized gains and losses on and the proceeds from the sales, maturities and calls of securities. During the three and six months ended June 30, 2025 and 2024, there were no sales of securities.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Realized gains from sales, maturities and calls of securities:
Gross realized gains	$—	$—	$—	$—
Gross realized losses	—	—	—	—
Net realized losses	$—	$—	$—	$—
Proceeds from sales, maturities, calls and paydowns of securities	$14,157	$35,572	$31,333	$72,896

The Corporation pledges securities primarily to secure municipal deposits, repurchase agreements and lines of credit that provide liquidity to the Corporation and C&F Bank. Securities with an aggregate amortized cost of $152.14 million and an aggregate fair value of $141.01 million were pledged at June 30, 2025. Securities with an aggregate amortized cost of $212.92 million and an aggregate fair value of $196.10 million were pledged at December 31, 2024.

Securities in an unrealized loss position at June 30, 2025, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$4,798	$192	$4,798	$192
U.S. government agencies and corporations	—	—	61,258	6,516	61,258	6,516
Mortgage-backed securities	57,111	1,112	112,751	10,645	169,862	11,757
Obligations of states and political subdivisions	49,939	1,780	59,579	3,984	109,518	5,764
Corporate and other debt securities	489	12	18,427	1,573	18,916	1,585
Total	$107,539	$2,904	$256,813	$22,910	$364,352	$25,814

There were 598 debt securities with a fair value below the amortized cost basis, totaling $364.35 million of aggregate fair value as of June 30, 2025. The Corporation concluded that a credit loss did not exist in its securities portfolio at June 30, 2025, and no allowance for credit losses has been recognized based on the fact that (1) changes in fair value were caused primarily by fluctuations in interest rates or other market factors, such as changes in demand, (2) securities with unrealized losses had generally high credit quality, (3) the Corporation intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Corporation will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Corporation’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

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

The Corporation’s investment in restricted stock totaled $4.25 million at June 30, 2025 and $3.59 million at December 31, 2024 and consisted of Federal Home Loan Bank of Atlanta (FHLB) stock.  Restricted stock is generally viewed as a long-term investment, which is carried at cost because there is no market for the stock other than to be redeemed or repurchased by the FHLB. Therefore, when evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing any temporary decline in value. The Corporation did not consider its investment in restricted stock to be impaired at June 30, 2025 and no impairment has been recognized.

NOTE 3: Loans

The Corporation’s loans are stated at their face amount, net of deferred fees and costs and discounts, and consist of the classes of loans included in the following table. The Corporation has elected to exclude accrued interest receivable, totaling $8.57 million and $8.27 million at June 30, 2025 and December 31, 2024, respectively, from the recorded balance of loans.

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Commercial real estate	$763,624	$734,182
Commercial business	110,932	104,947
Construction - commercial real estate	141,314	132,717
Land acquisition and development	53,585	46,072
Builder lines	44,758	35,605
Construction - consumer real estate	23,843	18,799
Residential mortgage	313,273	308,809
Equity lines	68,519	62,204
Other consumer	10,427	10,270
Consumer finance - automobiles	397,365	398,651
Consumer finance - marine and recreational vehicles	64,025	68,142
Subtotal	1,991,665	1,920,398
Less allowance for credit losses	(39,578)	(40,087)
Loans, net	$1,952,087	$1,880,311

Other consumer loans included $260,000 and $255,000 of demand deposit overdrafts at June 30, 2025 and December 31, 2024, respectively.

The following table shows the aging of the Corporation’s loan portfolio, by class, at June 30, 2025.

	30-59	60-89	90+				90+ Days
	Days	Days	Days	Total			Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current[1]	Total Loans	Accruing
Commercial real estate	$150	$—	$21	$171	$763,453	$763,624	$21
Commercial business	—	—	—	—	110,932	110,932	—
Construction - commercial real estate	—	—	—	—	141,314	141,314	—
Land acquisition and development	—	—	—	—	53,585	53,585	—
Builder lines	—	—	—	—	44,758	44,758	—
Construction - consumer real estate	—	—	—	—	23,843	23,843	—
Residential mortgage	1,651	208	908	2,767	310,506	313,273	61
Equity lines	60	—	—	60	68,459	68,519	—
Other consumer	4	—	—	4	10,423	10,427	—
Consumer finance - automobiles	14,304	2,292	697	17,293	380,072	397,365	—
Consumer finance - marine and recreational vehicles	266	11	—	277	63,748	64,025	—
Total	$16,435	$2,511	$1,626	$20,572	$1,971,093	$1,991,665	$82
1	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $138,000, 30-59 days past due of $90,000, and 90+ days past due of $1.54 million.

The following table shows the aging of the Corporation’s loan portfolio, by class, at December 31, 2024.

	30-59	60-89	90+				90+ Days
	Days	Days	Days	Total			Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current[1]	Total Loans	Accruing
Commercial real estate	$26	$—	$—	$26	$734,156	$734,182	$—
Commercial business	29	—	—	29	104,918	104,947	—
Construction - commercial real estate	—	—	—	—	132,717	132,717	—
Land acquisition and development	—	—	—	—	46,072	46,072	—
Builder lines	—	—	—	—	35,605	35,605	—
Construction - consumer real estate	747	—	—	747	18,052	18,799	—
Residential mortgage	1,012	1,076	426	2,514	306,295	308,809	334
Equity lines	85	—	76	161	62,043	62,204	76
Other consumer	9	—	—	9	10,261	10,270	—
Consumer finance - automobiles	14,703	2,650	599	17,952	380,699	398,651	—
Consumer finance - marine and recreational vehicles	215	22	15	252	67,890	68,142	—
Total	$16,826	$3,748	$1,116	$21,690	$1,898,708	$1,920,398	$410
1For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $124,000, 30-59 days past due of $117,000 and 90+ days past due of $706,000.

The following table shows the Corporation’s recorded balance of loans on nonaccrual status as of June 30, 2025 and December 31, 2024. The Corporation recognized $6,000 in interest income on loans on nonaccrual status as of June 30, 2025 and had no reversal of interest income upon placing loans on nonaccrual status during the three months ended June 30, 2025 and $17,000 in reversals of interest income upon placing consumer loans on nonaccrual status during the six months ended June 30, 2025. All nonaccrual loans at June 30, 2025 and December 31, 2024 had an allowance for credit losses, with none individually evaluated.

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Residential mortgage	$1,075	$333
Consumer finance - automobiles	697	599
Consumer finance - marine and recreational vehicles	—	15
Total	$1,772	$947

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

The following tables present the amortized cost basis of loans as of June 30, 2025 and 2024 that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
		% of Total		% of Total
	Amortized	Class of	Amortized	Class of
(Dollars in thousands)	Cost	Loans	Cost	Loans
Term Extension
Commercial real estate	$3,554	0.5%	$3,554	0.5%
Total Term Extension	$3,554		$3,554

Total	$3,554	0.2%	$3,554	0.2%

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
		% of Total		% of Total
	Amortized	Class of	Amortized	Class of
(Dollars in thousands)	Cost	Loans	Cost	Loans
Term Extension
Residential mortgage	$—	—%	$340	0.1%
Total Term Extension	$—		$340

Combination Term Extension and Interest Rate Reduction
Residential mortgage	$—	—%	$18	0.0%
Total Combination Term Extension and Interest Rate Reduction	$—		$18
Total	$—	—%	$358	0.0%

The following tables present the financial effects of the loan modifications presented above to borrowers experiencing financial difficulty for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Weighted-	Weighted-	Weighted-	Weighted-
	Average	Average	Average	Average
	Interest	Term	Interest	Term
	Rate	Extension	Rate	Extension
	Reduction	(in years)	Reduction	(in years)
Commercial real estate	—%	1.1	—%	1.1
Total	—%	1.1	—%	1.1

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Weighted-	Weighted-	Weighted-	Weighted-
	Average	Average	Average	Average
	Interest	Term	Interest	Term
	Rate	Extension	Rate	Extension
	Reduction	(in years)	Reduction	(in years)
Residential mortgage	—%	—	1.51%	6.9
Total	—%	—	1.51%	6.9

The Corporation closely monitors the performance of modified loans to understand the effectiveness of its modification efforts.  Upon the determination that all or a portion of a modified loan is uncollectible, that amount is charged against the allowance for credit losses. There were no payment defaults during the three and six months ended June 30, 2025 and 2024 of modified loans that were modified during the previous twelve months and all were current as of June 30, 2025.

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

The following table shows the allowance for credit losses activity by loan portfolio for the six months ended June 30, 2025 and 2024.

			Consumer
(Dollars in thousands)	Commercial	Consumer	Finance	Total
Balance at December 31, 2024	$13,347	$4,032	$22,708	$40,087
Provision charged to operations	(324)	174	5,300	5,150
Loans charged off	(20)	(116)	(7,719)	(7,855)
Recoveries of loans previously charged off	23	77	2,096	2,196
Balance at June 30, 2025	$13,026	$4,167	$22,385	$39,578

			Consumer
(Dollars in thousands)	Commercial	Consumer	Finance	Total
Balance at December 31, 2023	$12,315	$3,758	$23,578	$39,651
Provision charged to operations	645	255	5,100	6,000
Loans charged off	—	(169)	(7,572)	(7,741)
Recoveries of loans previously charged off	18	98	2,317	2,433
Balance at June 30, 2024	$12,978	$3,942	$23,423	$40,343

The following table presents a breakdown of the provision for credit losses for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Provision for credit losses:
Provision for loans	$2,100	$2,400	$5,150	$6,000
Provision for unfunded commitments	—	150	(50)	50
Total	$2,100	$2,550	$5,100	$6,050

The following table details the recorded balance of the classes of loans within the commercial and consumer loan portfolios by loan rating, which is reviewed on a quarterly basis, and year of origination as of June 30, 2025:

							Revolving	Revolving
	Term Loans Recorded Balance by Origination Year						Loans	Loans
							Recorded	Converted
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Balance	to Term[1]	Total
Commercial real estate:
Loan Rating
Pass	$29,902	$90,989	$104,270	$156,431	$125,692	$256,213	$106	$—	$763,603
Special Mention	—	—	—	—	—	21	—	—	21
Total	$29,902	$90,989	$104,270	$156,431	$125,692	$256,234	$106	$—	$763,624

Commercial business:
Loan Rating
Pass	$5,076	$8,983	$11,567	$14,108	$13,278	$29,220	$28,642	$58	$110,932
Total	$5,076	$8,983	$11,567	$14,108	$13,278	$29,220	$28,642	$58	$110,932

Construction - commercial real estate:
Loan Rating
Pass	$4,789	$59,352	$43,412	$27,527	$—	$6,234	$—	$—	$141,314
Total	$4,789	$59,352	$43,412	$27,527	$—	$6,234	$—	$—	$141,314

Land acquisition and development:
Loan Rating
Pass	$4,400	$40,501	$—	$371	$1,320	$6,993	$—	$—	$53,585
Total	$4,400	$40,501	$—	$371	$1,320	$6,993	$—	$—	$53,585

Builder lines:
Loan Rating
Pass	$17,760	$23,992	$1,781	$821	$—	$404	$—	$—	$44,758
Total	$17,760	$23,992	$1,781	$821	$—	$404	$—	$—	$44,758

Construction - consumer real estate:
Loan Rating
Pass	$5,813	$18,030	$—	$—	$—	$—	$—	$—	$23,843
Total	$5,813	$18,030	$—	$—	$—	$—	$—	$—	$23,843

Residential mortgage:
Loan Rating
Pass	$21,688	$49,826	$54,436	$76,148	$36,031	$73,496	$—	$—	$311,625
Special Mention	—	—	23	—	210	176	—	—	409
Substandard	—	—	—	—	—	164	—	—	164
Substandard Nonaccrual	—	119	848	—	—	108	—	—	1,075
Total	$21,688	$49,945	$55,307	$76,148	$36,241	$73,944	$—	$—	$313,273

Equity lines:
Loan Rating
Pass	$—	$—	$—	$—	$—	$511	$67,337	$591	$68,439
Substandard	—	—	—	—	—	—	—	80	80
Total	$—	$—	$—	$—	$—	$511	$67,337	$671	$68,519

Other consumer:
Loan Rating
Pass	$2,691	$4,146	$1,810	$1,263	$135	$338	$44	$—	$10,427
Total	$2,691	$4,146	$1,810	$1,263	$135	$338	$44	$—	$10,427

Total:
Loan Rating
Pass	$92,119	$295,819	$217,276	$276,669	$176,456	$373,409	$96,129	$649	$1,528,526
Special Mention	—	—	23	—	210	197	—	—	430
Substandard	—	—	—	—	—	164	—	80	244
Substandard Nonaccrual	—	119	848	—	—	108	—	—	1,075
Total	$92,119	$295,938	$218,147	$276,669	$176,666	$373,878	$96,129	$729	$1,530,275
1	Equity lines include $249,000 and $345,000 of revolving loans converted to term during the three and six months ended June 30, 2025, respectively.

The following table details the recorded balance of the classes of loans within the commercial and consumer loan portfolios by loan rating, which is reviewed on a quarterly basis, and year of origination as of December 31, 2024:

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

The following table details the recorded balance of the classes of loans within the consumer finance loan portfolio by credit rating at the time of origination and year of origination as of June 30, 2025:

								Revolving
	Term Loans Recorded Balance by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Loans	to Term	Total
Consumer finance - automobiles:
Credit rating[1]
Very good	$10,963	$18,177	$8,064	$6,128	$1,627	$265	$—	$—	$45,224
Good	23,200	34,163	20,839	23,398	7,018	1,066	—	—	109,684
Fairly good	23,863	36,040	28,064	30,152	12,609	2,673	—	—	133,401
Fair	14,902	22,568	17,953	19,293	9,855	3,447	—	—	88,018
Marginal	3,187	4,410	3,604	4,331	3,679	1,827	—	—	21,038
Total	$76,115	$115,358	$78,524	$83,302	$34,788	$9,278	$—	$—	$397,365

Consumer finance - marine and recreational vehicles:
Credit rating[1]
Very good	$1,277	$7,150	$5,672	$11,594	$7,166	$10,225	$—	$—	$43,084
Good	1,435	4,149	5,883	6,242	1,200	1,584	—	—	20,493
Fairly good	—	—	194	179	34	41	—	—	448
Total	$2,712	$11,299	$11,749	$18,015	$8,400	$11,850	$—	$—	$64,025

Total:
Credit rating[1]
Very good	$12,240	$25,327	$13,736	$17,722	$8,793	$10,490	$—	$—	$88,308
Good	24,635	38,312	26,722	29,640	8,218	2,650	—	—	130,177
Fairly good	23,863	36,040	28,258	30,331	12,643	2,714	—	—	133,849
Fair	14,902	22,568	17,953	19,293	9,855	3,447	—	—	88,018
Marginal	3,187	4,410	3,604	4,331	3,679	1,827	—	—	21,038
Total	$78,827	$126,657	$90,273	$101,317	$43,188	$21,128	$—	$—	$461,390
1	Credit ratings with a FICO score greater than 739 are considered Very Good, FICO scores ranging from 670-739 are considered Good, FICO scores ranging from 625-669 are considered Fairly Good, FICO scores ranging from 580-624 are considered Fair and FICO scores less than 580 are considered Marginal.

The following table details the recorded balance of the classes of loans within the consumer finance loan portfolio by credit rating at the time of origination and year of origination as of December 31, 2024:

								Revolving
	Term Loans Recorded Balance by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Loans	to Term	Total
Consumer finance - automobiles:
Credit rating[1]
Very good	$22,161	$10,039	$7,971	$2,359	$426	$77	$—	$—	$43,033
Good	40,296	25,730	29,455	9,402	1,574	334	—	—	106,791
Fairly good	41,881	34,058	37,486	16,935	3,213	1,602	—	—	135,175
Fair	25,796	21,278	24,379	13,260	3,674	2,194	—	—	90,581
Marginal	5,049	4,383	5,621	4,856	1,681	1,481	—	—	23,071
Total	$135,183	$95,488	$104,912	$46,812	$10,568	$5,688	$—	$—	$398,651

Consumer finance - marine and recreational vehicles:
Credit rating[1]
Very good	$8,124	$6,283	$12,670	$8,003	$7,927	$3,754	$—	$—	$46,761
Good	4,515	6,426	6,832	1,326	1,178	625	—	—	20,902
Fairly good	—	200	183	35	27	34	—	—	479
Total	$12,639	$12,909	$19,685	$9,364	$9,132	$4,413	$—	$—	$68,142

Total:
Credit rating[1]
Very good	$30,285	$16,322	$20,641	$10,362	$8,353	$3,831	$—	$—	$89,794
Good	44,811	32,156	36,287	10,728	2,752	959	—	—	127,693
Fairly good	41,881	34,258	37,669	16,970	3,240	1,636	—	—	135,654
Fair	25,796	21,278	24,379	13,260	3,674	2,194	—	—	90,581
Marginal	5,049	4,383	5,621	4,856	1,681	1,481	—	—	23,071
Total	$147,822	$108,397	$124,597	$56,176	$19,700	$10,101	$—	$—	$466,793
1	Credit ratings with a FICO score greater than 739 are considered Very Good, FICO scores ranging from 670-739 are considered Good, FICO scores ranging from 625-669 are considered Fairly Good, FICO scores ranging from 580-624 are considered Fair and FICO scores less than 580 are considered Marginal.

The following table details the current period gross charge-offs of loans by year of origination for the six months ended June 30, 2025.

								Revolving
	Current Period Gross Charge-offs by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Loans	to Term	Total
Commercial business	$—	$—	$—	$—	$10	$10	$—	$—	$20
Residential mortgage	6	—	—	—	—	—	—	—	6
Other consumer[1]	96	10	4	—	—	—	—	—	110
Consumer finance - automobiles	71	1,238	1,968	2,777	1,062	350	—	—	7,466
Consumer finance - marine and recreational vehicles	—	56	13	152	10	22	—	—	253
Total	$173	$1,304	$1,985	$2,929	$1,082	$382	$—	$—	$7,855
1	Gross charge-offs of other consumer loans for the six months ended June 30, 2025 included $96,000 of demand deposit overdrafts that originated in 2025.

The following table details the current period gross charge-offs of loans by year of origination for the six months ended June 30, 2024.

								Revolving
	Current Period Gross Charge-offs by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Loans	to Term	Total
Residential mortgage	$3	$—	$—	$—	$—	$—	$—	$—	$3
Other consumer[1]	147	11	5	—	—	3	—	—	166
Consumer finance - automobiles	78	1,370	3,383	1,846	312	405	—	—	7,394
Consumer finance - marine and recreational vehicles	—	40	103	8	27	—	—	—	178
Total	$228	$1,421	$3,491	$1,854	$339	$408	$—	$—	$7,741
1	Gross charge-offs of other consumer loans for the six months ended June 30, 2024 included $137,000 of demand deposit overdrafts that originated in 2024.

As of June 30, 2025 and December 31, 2024, the Corporation had no collateral dependent loans for which repayment was expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty.

NOTE 5: Goodwill and Other Intangible Assets

The carrying amount of goodwill was $25.19 million at June 30, 2025 and December 31, 2024. There were no changes in the recorded balance of goodwill during the three and six months ended June 30, 2025 or 2024.

The Corporation had $1.02 million and $1.15 million of other intangible assets as of June 30, 2025 and December 31, 2024, respectively. Other intangible assets were recognized in connection with the core deposits acquired from Peoples Bankshares, Incorporated in 2020 and customer relationships acquired by C&F Wealth Management in 2016.

The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets.

	June 30,		December 31,
	2025		2024
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Core deposit intangibles	$1,711	$(751)	$1,711	$(700)
Other amortizable intangibles	1,405	(1,343)	1,405	(1,269)
Total	$3,116	$(2,094)	$3,116	$(1,969)

Amortization expense was $62,000 and $65,000 for the three months ended June 30, 2025 and 2024, respectively, and $125,000 and $130,000 for the six months ended June 30, 2025 and 2024, respectively.

NOTE 6: Equity, Other Comprehensive Income and Earnings Per Share

Equity and Noncontrolling Interest

The Board of Directors authorized a program, effective January 1, 2025 through December 31, 2025, to repurchase up to $5.0 million of the Corporation’s common stock (the 2025 Repurchase Program). During the three and six months ended June 30, 2025, the Corporation did not repurchase any of its common stock under the 2025 Repurchase Program.  As of June 30, 2025, there was $5.0 million remaining available for repurchases of the Corporation’s common stock under the 2025 Repurchase Program. The Corporation’s previous share repurchase program (the 2024 Repurchase Program), which was authorized by the Board of Directors in December 2023, expired on December 31, 2024. Under the 2024 Repurchase

Program, the Corporation repurchased $3.51 million and $4.03 million of its common stock during the three and six months ended June 30, 2024, respectively.

Additionally, during the six months ended June 30, 2025 and 2024, the Corporation withheld 5,502 shares and 9,192 shares of its common stock, respectively, from employees to satisfy tax withholding obligations upon vesting of restricted stock.

Noncontrolling interest represents an ownership interest in C&F Select LLC, a subsidiary of C&F Mortgage, held by an unrelated investor.

Accumulated Other Comprehensive Income (Loss), Net

Changes in each component of accumulated other comprehensive loss were as follows for the three months ended June 30, 2025 and 2024.

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at March 31, 2025	$(19,083)	$(1,806)	$598	$(20,291)

Other comprehensive loss arising during the period	(1,040)	—	(272)	(1,312)
Related income tax effects	218	—	70	288
	(822)	—	(202)	(1,024)

Reclassifications into net income	—	1	19	20
Related income tax effects	—	(1)	(5)	(6)
	—	—	14	14

Other comprehensive loss, net of tax	(822)	—	(188)	(1,010)

Accumulated other comprehensive (loss) income at June 30, 2025	$(19,905)	$(1,806)	$410	$(21,301)

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at March 31, 2024	$(27,068)	$(2,745)	$1,144	$(28,669)

Other comprehensive income (loss) arising during the period	2,062	—	(89)	1,973
Related income tax effects	(433)	—	23	(410)
	1,629	—	(66)	1,563

Reclassifications into net income	—	11	(2)	9
Related income tax effects	—	(2)	—	(2)
	—	9	(2)	7

Other comprehensive income (loss), net of tax	1,629	9	(68)	1,570

Accumulated other comprehensive (loss) income at June 30, 2024	$(25,439)	$(2,736)	$1,076	$(27,099)

Changes in each component of accumulated other comprehensive loss were as follows for the six months ended June 30, 2025 and 2024.

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at December 31, 2024	$(23,693)	$(1,797)	$886	$(24,604)

Other comprehensive income (loss) arising during the period	4,795	—	(659)	4,136
Related income tax effects	(1,007)	—	170	(837)
	3,788	—	(489)	3,299

Reclassifications into net income	—	(11)	17	6
Related income tax effects	—	2	(4)	(2)
	—	(9)	13	4

Other comprehensive income (loss), net of tax	3,788	(9)	(476)	3,303

Accumulated other comprehensive (loss) income at June 30, 2025	$(19,905)	$(1,806)	$410	$(21,301)

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at December 31, 2023	$(25,002)	$(2,752)	$1,067	$(26,687)

Other comprehensive (loss) income arising during the period	(553)	—	17	(536)
Related income tax effects	116	—	(4)	112
	(437)	—	13	(424)

Reclassifications into net income	—	20	(5)	15
Related income tax effects	—	(4)	1	(3)
	—	16	(4)	12

Other comprehensive (loss) income, net of tax	(437)	16	9	(412)

Accumulated other comprehensive (loss) income at June 30, 2024	$(25,439)	$(2,736)	$1,076	$(27,099)

The following table provides information regarding reclassifications from accumulated other comprehensive loss into net income for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,		Line Item In the Consolidated
(Dollars in thousands)	2025	2024	2025	2024	Statements of Income
Defined benefit plan:[1]
Reclassification of recognized net actuarial losses into net income	(18)	(27)	(23)	(54)	Noninterest expenses - Other
Amortization of prior service credit into net income	17	16	34	34	Noninterest expenses - Other
Related income tax effects	1	2	(2)	4	Income tax expense
	—	(9)	9	(16)	Net of tax

Cash flow hedges:
Amortization of hedging gains into net income	(19)	2	(17)	5	Interest expense - Trust preferred capital notes
Related income tax effects	5	—	4	(1)	Income tax expense
	(14)	2	(13)	4	Net of tax

Total	$(14)	$(7)	$(4)	$(12)
1	See “Note 8: Employee Benefit Plans,” for additional information.

Earnings Per Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Three Months Ended June 30,
(Dollars in thousands)	2025	2024
Net income attributable to C&F Financial Corporation	$7,691	$5,007
Weighted average shares outstanding—basic and diluted	3,238,765	3,343,192

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024
Net income attributable to C&F Financial Corporation	$13,059	$8,408
Weighted average shares outstanding—basic and diluted	3,236,849	3,357,063

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

	2025
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2024	119,778	$54.56
Granted	12,800	76.99
Vested	(19,975)	47.54
Forfeited	(4,105)	57.77
Unvested, June 30, 2025	108,498	58.38

	2024
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2023	135,694	$52.13
Granted	17,775	45.75
Vested	(31,681)	49.08
Forfeited	(1,400)	53.60
Unvested, June 30, 2024	120,388	52.12

The fair value of shares that vested during the three and six months ended June 30, 2025 were $430,000 and $1.45 million, respectively, and were $199,000 and $1.66 million, respectively, during the three and six months ended June 30, 2024. Compensation is accounted for using the fair value of the Corporation’s common stock on the date the restricted shares are awarded. Compensation expense, net of forfeitures, is charged to income ratably over the required service periods and was $456,000 ($316,000 after income taxes) and $916,000 ($587,000 after income taxes) for the three and six months ended June 30, 2025, respectively. Compensation expense, net of forfeitures, was $463,000 ($354,000 after income taxes) and $973,000 ($667,000 after income taxes) for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, there was $3.48 million of total unrecognized compensation cost related to restricted stock granted under the plans, which is expected to be recognized through 2029, with a weighted-average remaining service period of 2.6 years.

NOTE 8: Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost for the Bank’s non-contributory cash balance pension plan.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Components of net periodic benefit cost:
Service cost, included in salaries and employee benefits	$314	$368	$660	$737

Other components of net periodic benefit cost:
Interest cost	214	190	432	379
Expected return on plan assets	(353)	(344)	(722)	(685)
Amortization of prior service credit	(17)	(16)	(34)	(34)
Recognized net actuarial losses	18	27	23	54
Other components of net periodic benefit cost, included in other noninterest expense	(138)	(143)	(301)	(286)

Net periodic benefit cost	$176	$225	$359	$451

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At

June 30, 2025 and December 31, 2024, the Corporation’s entire securities portfolio was comprised of investments in debt securities classified as available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are ICE Data Services (ICE), LSEG, and Bloomberg Valuation Service (BVAL).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. ICE provides evaluated prices for the Corporation’s obligations of states and political subdivisions category of securities.  ICE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  LSEG and BVAL provide evaluated prices for the Corporation’s U.S. treasury, government agencies and corporations, mortgage-backed, and corporate categories of securities.  U.S. treasury securities and fixed-rate callable securities of U.S. government agencies and corporations are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate category is benchmarked to relative to-be-announced mortgage-backed securities (TBA securities) or other benchmark prices. TBA securities prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables. Fixed-rate securities issued by the Small Business Association in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.

Other investments. The Corporation holds equity investments in funds that provide debt and equity financing to small businesses. These investments are recorded at fair value and included in other assets in the Consolidated Balance Sheets.  Changes in fair value are recognized in net income. The funds are managed by investment companies, and the net asset value of each fund is reported regularly by the investment companies. At June 30, 2025 and December 31, 2024, the combined fair value of these investments was $1.69 million and $1.66 million, respectively.  These investments, measured at net asset value, are not presented in the tables below related to fair value measurements. Changes in fair value of these investments resulted in the recognition of unrealized gains of $12,000 and $71,000 for the three and six months ended June 30, 2025, respectively, and unrealized gains of $78,000 and $98,000 for the three and six months ended June 30, 2024, respectively.

The Corporation also holds certain equity investments consisting of equity interests in an independent insurance agency and a full service title and settlement agency (collectively, the agencies). These investments are subject to contractual sale restrictions that only permit the sale of the investments back to the agencies themselves.  At June 30, 2025 and December 31, 2024, the fair value of these investments was $4.09 million and $4.17 million, respectively. These investments are recorded at fair value based on the contractual redemption value of the Corporation’s proportionate share of the agencies’ equity.  Changes in fair value are recognized in net income and resulted in the recognition of unrealized gains of $116,000 and $264,000 for the three and six months ended June 30, 2025, respectively, and resulted in the recognition of unrealized gains of $92,000 and $240,000 for the three and six months ended June 30, 2024, respectively. The Corporation’s investments in these agencies are classified as Level 2.

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

Rabbi trust assets. The Corporation’s rabbi trust holds assets intended to be used to fund the liability associated with its deferred compensation plan. The assets held by the rabbi trust are invested at the direction of the individual participants, generally in marketable investment securities such as common stocks and mutual funds or short-term investments (e.g., cash), and are measured at fair value. Rabbi trust assets and the associated deferred compensation plan liability are included in other assets and other liabilities, respectively, in the Consolidated Balance Sheets. The Corporation’s rabbi trust assets are classified as Level 1.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis. The fair value of forward sales of mortgage loans were not material to the consolidated financial statements of the Corporation at June 30, 2025 or December 31, 2024.

	June 30, 2025
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$4,798	$—	$4,798
U.S. government agencies and corporations	—	61,258	—	61,258
Mortgage-backed securities	—	201,533	—	201,533
Obligations of states and political subdivisions	—	144,740	—	144,740
Corporate and other debt securities	—	22,177	—	22,177
Total securities available for sale	—	434,506	—	434,506
Loans held for sale	—	44,757	—	44,757
Other investments	—	4,090	—	4,090
Rabbi trust assets	16,431	—	—	16,431
Derivatives
IRLC	—	763	—	763
Interest rate swaps on loans	—	3,035	—	3,035
Cash flow hedges	—	750	—	750
Total assets	$16,431	$487,901	$—	$504,332

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$3,035	$—	$3,035
Cash flow hedges	—	219	—	219
Total liabilities	$—	$3,254	$—	$3,254

	December 31, 2024
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$10,700	$—	$10,700
U.S. government agencies and corporations	—	60,659	—	60,659
Mortgage-backed securities	—	182,436	—	182,436
Obligations of states and political subdivisions	—	143,610	—	143,610
Corporate and other debt securities	—	21,220	—	21,220
Total securities available for sale	—	418,625	—	418,625
Loans held for sale	—	20,112	—	20,112
Other investments	—	4,167	—	4,167
Rabbi trust assets	15,574	—	—	15,574
Derivatives
IRLC	—	585	—	585
Interest rate swaps on loans	—	4,636	—	4,636
Cash flow hedges	—	1,169	—	1,169
Total assets	$15,574	$449,294	$—	$464,868

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$4,636	$—	$4,636
Total liabilities	$—	$4,636	$—	$4,636

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

OREO. At June 30, 2025 and December 31, 2024, OREO was comprised of a property previously used by the Bank as a branch, which was consolidated into a nearby branch in 2024. OREO is held for sale and initially recorded at fair value less estimated costs to sell. Initial fair value is based upon appraisals the Corporation obtains from independent licensed appraisers or recent sales of similar properties and general market conditions. Subsequently, management periodically performs valuations of the assets based on updated appraisals, general market conditions, recent sales of similar properties, length of time the properties have been held, and our ability and intent with regard to continued ownership of the properties. The Corporation may incur additional write-downs of OREO to fair value less estimated costs to sell if valuations indicate a further deterioration in market conditions. As such, the Corporation records OREO as a nonrecurring fair value measurement classified as Level 3.

The following tables present the balances of assets measured at fair value on a nonrecurring basis at June 30, 2025 and December 31, 2024.

	June 30, 2025
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

	Carrying	Fair Value Measurements at June 30, 2025 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$81,716	$80,195	$1,521	$—	$81,716
Securities available for sale	434,506	—	434,506	—	434,506
Loans, net	1,952,087	—	—	1,929,466	1,929,466
Loans held for sale	44,757	—	44,757	—	44,757
Other investments	4,090	—	4,090	—	4,090
Rabbi trust assets	16,431	16,431	—	—	16,431
Derivatives
IRLC	763	—	763	—	763
Interest rate swaps on loans	3,035	—	3,035	—	3,035
Cash flow hedges	750	—	750	—	750
Bank-owned life insurance	21,426	—	21,426	—	21,426
Accrued interest receivable	10,934	10,934	—	—	10,934
Financial liabilities:
Demand and savings deposits	1,413,372	1,413,372	—	—	1,413,372
Time deposits	842,942	—	842,287	—	842,287
Borrowings	138,117	—	133,036	—	133,036
Derivatives
Interest rate swaps on loans	3,035	—	3,035	—	3,035
Cash flow hedges	219	—	219	—	219
Accrued interest payable	4,072	4,072	—	—	4,072

	Carrying	Fair Value Measurements at December 31, 2024 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$66,853	$65,586	$1,265	$—	$66,851
Securities available for sale	418,625	—	418,625	—	418,625
Loans, net	1,880,311	—	—	1,838,887	1,838,887
Loans held for sale	20,112	—	20,112	—	20,112
Other investments	4,167	—	4,167	—	4,167
Rabbi trust assets	15,574	15,574	—	—	15,574
Derivatives
IRLC	585	—	585	—	585
Interest rate swaps on loans	4,636	—	4,636	—	4,636
Cash flow hedges	1,169	—	1,169	—	1,169
Bank-owned life insurance	21,191	—	21,191	—	21,191
Accrued interest receivable	10,592	10,592	—	—	10,592
Financial liabilities:
Demand and savings deposits	1,352,531	1,352,531	—	—	1,352,531
Time deposits	818,329	—	819,276	—	819,276
Borrowings	114,440	—	105,533	—	105,533
Derivatives
Interest rate swaps on loans	4,636	—	4,636	—	4,636
Accrued interest payable	4,403	4,403	—	—	4,403

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

	Three Months Ended June 30, 2025
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$24,378	$732	$12,144	$—	$153	$37,407
Interest expense	10,143	—	—	756	—	10,899
Net interest income before allocation	14,235	732	12,144	(756)	153	26,508
Net interest allocation[1]	6,110	(374)	(5,736)	—	—	—
Net interest income	20,345	358	6,408	(756)	153	26,508
Gain on sales of loans	—	2,573	—	—	(115)	2,458
Other noninterest income	4,378	1,700	149	1,225	(62)	7,390
Net revenue	24,723	4,631	6,557	469	(24)	36,356

Provision for credit losses	(300)	—	2,400	—	—	2,100

Salaries and employee benefits	9,421	1,971	2,018	1,436	—	14,846
Occupancy expense	1,669	290	140	—	—	2,099
Data processing	2,300	358	321	10	—	2,989
Professional fees	680	67	135	119	—	1,001
Insurance expense	345	37	34	—	—	416
Marketing and advertising expenses	415	125	9	—	—	549
Loan processing and collection expenses	26	327	392	—	—	745
Provision for indemnifications	—	(35)	—	—	—	(35)
Other segment items[2]	1,419	181	364	74	(18)	2,020
Total noninterest expense	16,275	3,321	3,413	1,639	(18)	24,630

Income (loss) before taxes	8,748	1,310	744	(1,170)	(6)	9,626
Income tax expense (benefit)	1,632	325	205	(302)	(1)	1,859
Net income (loss)	$7,116	$985	$539	$(868)	$(5)	$7,767

Other data:
Capital expenditures	$482	$84	$—	$—	$—	$566
Depreciation and amortization	878	39	79	—	—	996
1	Interest expense is allocated to the mortgage banking and consumer finance segments through borrowings from the community banking segment.
2	Other segment items for each reportable segment include:
a.	Community banking – licenses and other taxes expense, travel and education expense, telecommunications expense, other real estate owned losses and expense, net periodic pension cost, office supplies, and certain overhead expenses.
b.	Mortgage banking – licenses and other taxes expense, travel and education expense, telecommunications expense, office supplies, and certain overhead expenses.
c.	Consumer finance – licenses and taxes other expense, travel and education expense, telecommunications expense, payment processing expense, office supplies, and certain overhead expenses.

	Three Months Ended June 30, 2024
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$21,297	$533	$12,383	$—	$99	$34,312
Interest expense	9,941	—	—	543	—	10,484
Net interest income before allocation	11,356	533	12,383	(543)	99	23,828
Net interest allocation[1]	6,138	(244)	(5,894)	—	—	—
Net interest income	17,494	289	6,489	(543)	99	23,828
Gain on sales of loans	—	1,863	—	—	(162)	1,701
Other noninterest income	4,165	1,192	226	119	(79)	5,623
Net revenue	21,659	3,344	6,715	(424)	(142)	31,152

Provision for credit losses	450	—	2,100	—	—	2,550

Salaries and employee benefits	9,117	1,964	2,037	334	—	13,452
Occupancy expense	1,673	235	155	—	—	2,063
Data processing	2,365	247	343	8	—	2,963
Professional fees	700	20	63	101	—	884
Insurance expense	350	20	39	—	—	409
Marketing and advertising expenses	205	103	8	—	—	316
Loan processing and collection expenses	53	250	372	—	—	675
Provision for indemnifications	—	(135)	—	—	—	(135)
Other segment items[2]	1,187	136	368	69	(14)	1,746
Total noninterest expense	15,650	2,840	3,385	512	(14)	22,373

Income (loss) before taxes	5,559	504	1,230	(936)	(128)	6,229
Income tax expense (benefit)	988	128	336	(232)	(25)	1,195
Net income (loss)	$4,571	$376	$894	$(704)	$(103)	$5,034

Other data:
Capital expenditures	$523	$16	$—	$—	$—	$539
Depreciation and amortization	855	20	84	—	—	959
1	Interest expense is allocated to the mortgage banking and consumer finance segments through borrowings from the community banking segment.
2	Other segment items for each reportable segment include:
a.	Community banking – licenses and other taxes expense, travel and education expense, telecommunications expense, other real estate owned losses and expense, net periodic pension cost, office supplies, and certain overhead expenses.
b.	Mortgage banking – licenses and other taxes expense, travel and education expense, telecommunications expense, office supplies, and certain overhead expenses.
c.	Consumer finance – licenses and taxes other expense, travel and education expense, telecommunications expense, payment processing expense, office supplies, and certain overhead expenses.

	Six Months Ended June 30, 2025
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$47,762	$1,071	$24,267	$—	$295	$73,395
Interest expense	20,524	—	—	1,353	—	21,877
Net interest income before allocation	27,238	1,071	24,267	(1,353)	295	51,518
Net interest allocation[1]	11,864	(446)	(11,418)	—	—	—
Net interest income	39,102	625	12,849	(1,353)	295	51,518
Gain on sales of loans	—	4,558	—	—	(253)	4,305
Other noninterest income	8,608	2,836	326	1,447	(101)	13,116
Net revenue	47,710	8,019	13,175	94	(59)	68,939

Provision for credit losses	(200)	—	5,300	—	—	5,100

Salaries and employee benefits	18,700	3,763	3,995	1,871	—	28,329
Occupancy expense	3,499	503	290	—	—	4,292
Data processing	4,642	584	611	18	—	5,855
Professional fees	1,404	93	226	199	—	1,922
Insurance expense	761	67	79	—	—	907
Marketing and advertising expenses	799	265	14	—	—	1,078
Loan processing and collection expenses	68	557	803	—	—	1,428
Provision for indemnifications	—	(60)	—	—	—	(60)
Other segment items[2]	2,634	358	800	181	(35)	3,938
Total noninterest expense	32,507	6,130	6,818	2,269	(35)	47,689

Income (loss) before taxes	15,403	1,889	1,057	(2,175)	(24)	16,150
Income tax expense (benefit)	2,842	473	292	(614)	(5)	2,988
Net income (loss)	$12,561	$1,416	$765	$(1,561)	$(19)	$13,162

Other data:
Capital expenditures	718	115	—	—	—	833
Depreciation and amortization	1,753	72	159	—	—	1,984
1.	Interest expense is allocated to the mortgage banking and consumer finance segments through borrowings from the community banking segment.
2.	Other segment items for each reportable segment include:
a.	Community banking – licenses and other taxes expense, travel and education expense, telecommunications expense, other real estate owned losses and expense, net periodic pension cost, office supplies, and certain overhead expenses.
b.	Mortgage banking – licenses and other taxes expense, travel and education expense, telecommunications expense, office supplies, and certain overhead expenses.
c.	Consumer finance – licenses and taxes other expense, travel and education expense, telecommunications expense, payment processing expense, office supplies, and certain overhead expenses.

	Six Months Ended June 30, 2024
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$41,619	$814	$24,408	$—	$179	$67,020
Interest expense	18,946	—	—	1,088	—	20,034
Net interest income before allocation	22,673	814	24,408	(1,088)	179	46,986
Net interest allocation[1]	11,985	(288)	(11,697)	—	—	—
Net interest income	34,658	526	12,711	(1,088)	179	46,986
Gain on sales of loans	—	3,344	—	—	(355)	2,989
Other noninterest income	8,275	2,240	481	959	(128)	11,827
Net revenue	42,933	6,110	13,192	(129)	(304)	61,802

Provision for credit losses	950	—	5,100	—	—	6,050

Salaries and employee benefits	18,560	3,563	4,181	1,400	—	27,704
Occupancy expense	3,416	467	312	—	—	4,195
Data processing	4,596	487	683	26	—	5,792
Professional fees	1,409	40	150	200	—	1,799
Insurance expense	687	50	78	—	—	815
Marketing and advertising expenses	256	206	22	—	—	484
Loan processing and collection expenses	101	434	768	—	—	1,303
Provision for indemnifications	—	(275)	—	—	—	(275)
Other segment items[2]	2,541	241	751	203	(30)	3,706
Total noninterest expense	31,566	5,213	6,945	1,829	(30)	45,523

Income (loss) before taxes	10,417	897	1,147	(1,958)	(274)	10,229
Income tax expense (benefit)	1,834	227	316	(560)	(57)	1,760
Net income (loss)	$8,583	$670	$831	$(1,398)	$(217)	$8,469

Other data:
Capital expenditures	816	97	111	—	—	1,024
Depreciation and amortization	1,693	34	169	—	—	1,896
1.	Interest expense is allocated to the mortgage banking and consumer finance segments through borrowings from the community banking segment.
2.	Other segment items for each reportable segment include:
a.	Community banking – licenses and other taxes expense, travel and education expense, telecommunications expense, other real estate owned losses and expense, net periodic pension cost, office supplies, and certain overhead expenses.
b.	Mortgage banking – licenses and other taxes expense, travel and education expense, telecommunications expense, office supplies, and certain overhead expenses.
c.	Consumer finance – licenses and taxes other expense, travel and education expense, telecommunications expense, payment processing expense, office supplies, and certain overhead expenses.

	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
At June 30, 2025:
Total assets	$2,575,261	$56,331	$467,862	$26,431	$(439,493)	$2,686,392
Total loans held for investment, net	1,508,835	—	439,005	—	4,247	1,952,087
Total loans held for sale	—	49,036	—	—	(4,279)	44,757
Total deposits	2,266,392	—	—	—	(10,078)	2,256,314

At December 31, 2024:
Total assets	$2,449,641	$29,837	$472,672	$31,823	$(420,599)	$2,563,374
Total loans held for investment, net	1,434,446	—	444,085	—	1,780	1,880,311
Total loans held for sale	—	21,906	—	—	(1,794)	20,112
Total deposits	2,186,139	—	—	—	(15,279)	2,170,860

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of loan commitments at the Bank was $456.15 million at June 30, 2025 and $469.77 million at December 31, 2024, which does not include IRLCs at the mortgage banking segment, which are discussed in Note 12. Off balance sheet credit exposures, including loan commitments, are not recorded on balance sheet, but expected credit losses arising from off balance sheet credit exposures are recorded as a reserve for unfunded commitments and reported in Other Liabilities. The following table presents the Corporation’s reserve for unfunded commitments for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Balance at the beginning of period	$1,750	$1,550	$1,800	$1,650
Provision charged to operations	—	150	(50)	50
Total	$1,750	$1,700	$1,750	$1,700

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $20.99 million at June 30, 2025 and $18.79 million at December 31, 2024.

The mortgage banking segment sells the majority of the residential mortgage loans it originates to third-party investors. Additionally, the community banking segment purchases residential mortgage loans from the mortgage banking segment under terms and conditions similar to third-party investors. As is customary in the industry, the agreements with these investors require the mortgage banking segment to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the investors are entitled to make loss claims and repurchase requests of the mortgage banking segment for loans that contain covered deficiencies. The mortgage banking segment has obtained early payment default recourse waivers for a portion of its business. Recourse periods for early payment default for the remaining investors vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. The mortgage banking segment maintains an allowance for indemnifications that represents management’s estimate of losses that are probable of arising under these recourse provisions. As performance data for loans that have been sold is not made available to the mortgage banking segment by the investors, the estimate of potential losses is inherently subjective and is based on historical indemnification payments and management’s assessment of current conditions that may contribute to indemnified losses on mortgage loans that have been sold in the secondary market.  For the three and six months ended June 30, 2025, the Corporation recorded a net reversal of provision for indemnifications of $35,000 and $60,000, respectively, compared to a net reversal of provision for indemnifications of $135,000 and $275,000, respectively, for the three and six months ended June 30, 2024, which is included in “Noninterest Expenses – Other” on the Consolidated Statements of Income. No indemnification payments were made during the three and six months ended June 30, 2025 and

2024. The allowance for indemnifications was $1.29 million and $1.35 million at June 30, 2025 and December 31, 2024, respectively.

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

Cash flow hedges.  The Corporation designates interest rate swaps as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Corporation’s trust preferred capital notes. These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Corporation’s borrowings for fixed-rate interest payments.  Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Corporation assesses the effectiveness of each hedging relationship quarterly. If the Corporation determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of June 30, 2025, the Corporation has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2026 and June 2029.

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

At June 30, 2025, the mortgage banking segment had $56.39 million of IRLCs and $44.76 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $101.15 million in mortgage loans.

At December 31, 2024, the mortgage banking segment had $39.29 million of IRLCs and $20.11 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $59.40 million in mortgage loans.

The following tables summarize key elements of the Corporation’s derivative instruments.

	June 30, 2025
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$750	$219
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	84,428	251	2,784
Matched interest rate swaps with counterparty	84,428	2,784	251
Mortgage banking contracts:
IRLCs	56,389	763	—

	December 31, 2024
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$1,169	$—
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	77,820	—	4,636
Matched interest rate swaps with counterparty	77,820	4,636	—
Mortgage banking contracts:
IRLCs	39,291	585	—

The Corporation and the Bank are required to maintain cash collateral with dealer counterparties for interest rate swap relationships in a loss position.  At both June 30, 2025 and December 31, 2024, there was no cash collateral maintained with dealer counterparties.

NOTE 13: Other Noninterest Expenses

The following table presents the significant components in the Consolidated Statements of Income line “Noninterest Expenses-Other.”

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Telecommunication expenses	$327	$379	$698	$770
Licenses and taxes expense	295	250	600	486
Travel and educational expenses	305	237	571	526
Postage and courier expenses	288	279	548	544
Other components of net periodic pension cost	(138)	(143)	(301)	(286)
Provision for indemnifications	(35)	(135)	(60)	(275)
All other noninterest expenses	943	744	1,822	1,666
Total	$1,985	$1,611	$3,878	$3,431

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

OVERVIEW

Our primary financial goals are to maximize the Corporation’s earnings and to deploy capital in profitable growth initiatives that will enhance long-term shareholder value. We track three primary financial performance measures in order to assess the level of success in achieving these goals: (1) return on average assets (ROA), (2) return on average equity (ROE), and (3) growth in earnings.  In addition to these financial performance measures, we track the performance of the Corporation’s three business segments:  community banking, mortgage banking, and consumer finance.  We balance these financial measures with acceptable levels of interest rate risk, while satisfying liquidity and capital requirements and monitoring asset quality.  We also actively manage our capital through growth, dividends and share repurchases, while considering the need to maintain a strong capital position. The following table presents selected financial performance highlights for the periods indicated.

TABLE 1: Financial Performance Highlights

(Dollars in thousands, except for per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income (Loss):
Community Banking	$7,116	$4,571	$12,561	$8,583
Mortgage Banking	985	376	1,416	670
Consumer Finance	539	894	765	831
Other	(873)	(807)	(1,580)	(1,615)
Consolidated net income	$7,767	$5,034	$13,162	$8,469

Earnings per share - basic and diluted	$2.37	$1.50	$4.03	$2.50

Annualized return on average assets	1.18%	0.82%	1.01%	0.69
Annualized return on average equity	13.06%	9.31%	11.23%	7.82%
Annualized return on average tangible common equity (ROTCE)[1]	14.70%	10.72%	12.72%	9.01%
[1]

Refer to “Use of Certain Non-GAAP Financial Measures,” below, for information about these non-GAAP financial measures, including a quantitative reconciliation to the most directly comparable financial measures calculated in accordance with GAAP.

Consolidated net income increased $2.7 million and $4.7 million for the second quarter and first six months of 2025 compared to the same period in 2024 due to higher net income at the community banking segment and the mortgage banking segment, partially offset by lower net income at the consumer finance segment. A discussion of the performance of our business segments is included under the heading “Business Segments” in the “Results of Operations” section of this discussion and analysis.

Key factors affecting comparison for the second quarter and first six months of 2025 are as follows.

●	Community banking segment loans grew $76.7 million, or 10.6 percent annualized, compared to December 31, 2024;
●	Consumer finance segment loans decreased $5.4 million, or 2.3 percent annualized, compared to December 31, 2024;
●	Deposits increased $85.5 million, or 7.9 percent annualized, compared to December 31, 2024;
●	Consolidated annualized net interest margin was 4.27 percent for the second quarter of 2025 compared to 4.12 percent for the second quarter of 2024 and 4.16 percent in the first quarter of 2025;
●	The community banking segment recorded a net reversal of provision for credit losses of $300,000 and $200,000 for the second quarter and first six months of 2025, respectively, compared to a provision for credit losses of $450,000 and $950,000 for the same periods in 2024, respectively;
●	The consumer finance segment recorded provision for credit losses of $2.4 million and $5.3 million for the second quarter and first six months of 2025, respectively, compared to $2.1 million and $5.1 million for the same periods in 2024, respectively;
●	The consumer finance segment experienced net charge-offs at an annualized rate of 2.42 percent of average total loans for the first six months of 2025, compared to 2.21 percent for the first six months of 2024 and an annualized rate of 2.19 percent for the second quarter of 2025 compared to 2.64 percent for the first quarter of 2025;
●	Mortgage banking segment loan originations increased $67.5 million, or 46.2 percent, to $213.5 million for the second quarter of 2025 compared to the second quarter of 2024 and increased $99.8 million, or 87.7 percent compared to the first quarter of 2025; and
●	The Corporation issued new subordinated notes with aggregate principal of $40.0 million on June 6, 2025. Concurrently, the Corporation repurchased previously issued subordinated notes with aggregate principal of $20.0 million.

Capital Management and Dividends

Total equity was $240.9 million at June 30, 2025, compared to $227.0 million at December 31, 2024. Under regulatory capital standards, the Corporation’s tier 1 risk-based capital and total risk-based capital ratios at June 30, 2025 were 12.0 percent and 15.0 percent, respectively, compared to 11.9 percent and 14.1 percent, respectively, at December 31, 2024. At June 30, 2025, the book value per share of the Corporation’s common stock was $74.21 and tangible book value per share, which is a non-GAAP financial measure, was $66.12, compared to $70.00 and $61.86, respectively, at December 31, 2024.

Total equity increased $13.9 million at June 30, 2025 compared to December 31, 2024, due primarily to net income and lower unrealized losses in the market value of securities available for sale, which are recognized as a component of other comprehensive income, partially offset by dividends paid on the Corporation’s common stock. The Corporation’s securities available for sale are fixed income debt securities and their net unrealized loss position is a result of increased market interest rates since they were purchased. The Corporation expects to recover its investments in debt securities through scheduled payments of principal and interest. Unrealized losses are not expected to affect the earnings or regulatory capital of the Corporation or C&F Bank. The accumulated other comprehensive loss related to the Corporation’s securities available for sale, net of deferred income taxes, decreased to $19.9 million at June 30, 2025, compared to $23.7 million at December 31, 2024 due primarily to fluctuations in debt security market interest rates and a decrease in the balance of securities available for sale in an unrealized loss position as a result of maturities, calls and paydowns.

The Corporation’s Board of Directors declared a quarterly cash dividend of 46 cents per share during the second quarter of 2025, which was paid on July 1, 2025. This dividend represents a payout ratio of 19.4 percent of earnings per share for the second quarter of 2025. The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital levels and requirements and expected future earnings. In making its decision on the payment of dividends on the Corporation’s common stock, the Corporation’s Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, growth expectations and other factors.

The Corporation has a share repurchase program that was authorized by the Board of Directors to repurchase up to $5.0 million of the Corporation’s common stock, effective January 1, 2025 through December 31, 2025 (the 2025 Repurchase Program).  During the second quarter and first six months of 2025, the Corporation did not make any repurchases of its common stock under the 2025 Repurchase Program.

On June 6, 2025, the Corporation completed the issuance of $40.0 million in aggregate principal amount of 7.50% fixed-to-floating rate subordinated notes due 2035 (the Notes) in a private placement transaction.  The Notes will initially bear interest at a fixed rate of 7.50% for five years and at the then current three-month SOFR plus 388.5 basis points thereafter. The Notes have been structured to qualify as Tier 2 capital of the Corporation under regulatory guidelines for bank holding companies, and a portion of the proceeds were used to refinance the 2030 Notes (as defined below), with the remainder to be used for general corporate purposes, which may include supporting future growth opportunities. Concurrently with the issuance of the Notes, the Corporation repurchased its $20.0 million in aggregate principal amount of 4.875% fixed-to-floating rate subordinated notes due 2030 (the 2030 Notes). The 2030 Notes were repurchased at a price of 100% of the outstanding principal amount, plus accrued but unpaid interest, to but excluding the repurchase date. The 2030 Notes were to move from a fixed rate of 4.875% to a floating rate at the then current three-month SOFR plus 475.5 basis points during the third quarter of 2025.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three and six months ended June 30, 2025 and 2024. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented. Average balances of securities available for sale are included at amortized cost. Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect.

TABLE 2: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended June 30,
	2025			2024
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans:
Community banking segment	$1,499,272	$20,893	5.59%	$1,359,703	$18,543	5.48%
Mortgage banking segment	45,948	731	6.38	34,240	533	6.26
Consumer finance segment	464,193	12,144	10.49	478,296	12,384	10.41
Total loans	2,009,413	33,768	6.74	1,872,239	31,460	6.76
Securities:
Taxable	342,023	2,325	2.72	337,050	1,857	2.20
Tax-exempt	120,281	1,205	4.01	119,626	1,120	3.75
Total securities	462,304	3,530	3.05	456,676	2,977	2.61
Interest-bearing deposits in other banks	48,237	413	3.43	23,239	163	2.82
Total earning assets	2,519,954	37,711	6.00	2,352,154	34,600	5.91
Allowance for credit losses	(41,284)			(40,837)
Total non-earning assets	157,307			153,002
Total assets	$2,635,977			$2,464,319

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$312,905	476	0.61	$321,070	476	0.60
Savings and money market deposit accounts	522,453	1,530	1.17	474,613	1,074	0.91
Time deposits	830,425	7,547	3.65	751,973	7,700	4.12
Total interest-bearing deposits	1,665,783	9,553	2.30	1,547,656	9,250	2.40
Borrowings:
Repurchase agreements	23,920	85	1.43	25,113	97	1.55
Other borrowings	99,162	1,261	5.09	100,633	1,137	4.52
Total borrowings	123,082	1,346	4.38	125,746	1,234	3.93
Total interest-bearing liabilities	1,788,865	10,899	2.44	1,673,402	10,484	2.52
Noninterest-bearing demand deposits	568,372			529,608
Other liabilities	40,917			45,023
Total liabilities	2,398,154			2,248,033
Equity	237,823			216,286
Total liabilities and equity	$2,635,977			$2,464,319
Net interest income		$26,812			$24,116
Interest rate spread			3.56%			3.39%
Interest expense to average earning assets			1.73%			1.79%
Net interest margin			4.27%			4.12%

	Six Months Ended June 30,
	2025			2024
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans:
Community banking segment	$1,483,501	$40,858	5.55%	$1,330,981	35,874	5.42%
Mortgage banking segment	33,527	1,071	6.44	25,970	814	6.30
Consumer finance segment	464,856	24,267	10.53	476,072	24,408	10.31
Total loans	1,981,884	66,196	6.74	1,833,023	61,096	6.70
Securities:
Taxable	340,744	4,518	2.65	351,146	$3,837	2.19
Tax-exempt	119,661	2,358	3.94	120,274	2,238	3.72
Total securities	460,405	6,876	2.99	471,420	6,075	2.58
Interest-bearing deposits in other banks	52,012	915	3.55	25,828	422	3.29
Total earning assets	2,494,301	73,987	5.98	2,330,271	67,593	5.83
Allowance for credit losses	(40,947)			(40,565)
Total non-earning assets	155,937			154,902
Total assets	$2,609,291			$2,444,608

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$322,569	$1,076	0.67%	$328,320	$1,029	0.63%
Savings and money market deposit accounts	505,926	2,735	1.09	479,629	2,135	0.90
Time deposits	826,211	15,511	3.79	728,570	14,616	4.03
Total interest-bearing deposits	1,654,706	19,322	2.35	1,536,519	17,780	2.33
Borrowings:
Repurchase agreements	26,044	198	1.53	26,555	208	1.57
Other borrowings	96,394	2,357	4.89	89,539	2,046	4.57
Total borrowings	122,438	2,555	4.18	116,094	2,254	3.88
Total interest-bearing liabilities	1,777,144	21,877	2.48	1,652,613	20,034	2.44
Noninterest-bearing demand deposits	556,923			530,747
Other liabilities	40,896			44,573
Total liabilities	2,374,963			2,227,933
Equity	234,328			216,675
Total liabilities and equity	$2,609,291			$2,444,608
Net interest income		$52,110			$47,559
Interest rate spread			3.50%			3.39%
Interest expense to average earning assets			1.77%			1.73%
Net interest margin			4.21%			4.10%

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

TABLE 3: Rate-Volume Recap

	Three Months Ended June 30, 2025 from 2024
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans:
Community banking segment	$384	$1,966	$2,350
Mortgage banking segment	10	188	198
Consumer finance segment	101	(341)	(240)
Securities:
Taxable	441	27	468
Tax-exempt	79	6	85
Interest-bearing deposits in other banks	41	209	250
Total interest income	1,056	2,055	3,111
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	10	(10)	—
Savings and money market deposit accounts	337	119	456
Time deposits	(922)	769	(153)
Total interest-bearing deposits	(575)	878	303
Borrowings:
Repurchase agreements	(7)	(5)	(12)
Other borrowings	141	(17)	124
Total interest expense	(441)	856	415
Change in net interest income	$1,497	$1,199	$2,696

	Six Months Ended June 30, 2025 from 2024
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans:
Community banking segment	$863	$4,121	$4,984
Mortgage banking segment	18	239	257
Consumer finance segment	478	(619)	(141)
Securities:
Taxable	797	(116)	681
Tax-exempt	131	(11)	120
Interest-bearing deposits in other banks	35	458	493
Total interest income	2,322	4,072	6,394
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	65	(18)	47
Savings and money market deposit accounts	477	123	600
Time deposits	(925)	1,820	895
Total interest-bearing deposits	(383)	1,925	1,542
Borrowings:
Repurchase agreements	(6)	(4)	(10)
Other borrowings	148	163	311
Total interest expense	(241)	2,084	1,843
Change in net interest income	$2,563	$1,988	$4,551

Net interest income, on a taxable-equivalent basis, for the second quarter and first six months of 2025 increased to $26.8 million and $52.1 million, respectively, compared to $24.1 million and $47.6 million for the same periods in 2024 due primarily to an increase in net interest margin and higher average balances of earning assets. Annualized net interest margin increased 15 basis points to 4.27 percent for the second quarter of 2025 compared to the same period of 2024 and increased 11 basis points to 4.21 percent for the first six months of 2025 compared to the same period of 2024, due primarily to an increase in yields and higher balances of earning assets, partially offset by a shift in mix of deposits towards higher cost deposits. The Federal Reserve Bank (FRB) target federal funds interest rate was at an upper limit of 5.50 percent at December 31, 2023 until the FRB began decreasing it in September 2024, decreasing it to an upper limit of 4.50 percent by December 31, 2024, where it remained through the second quarter of 2025. The yield on interest-earning assets increased by 9 basis points and 15 basis points for the second quarter and first six months of 2025, respectively, compared to the same periods in 2024. The cost of interest-bearing liabilities decreased by 8 basis points and increased by 4 basis points for the second quarter and first six months of 2025, respectively, compared to the same periods in 2024. Average earning assets increased $167.8 million and $164.0 million for the second quarter and first six months of 2025, respectively, compared to the same periods in 2024. Average interest-bearing liabilities increased $115.5 million and $124.5 million for the second quarter and first six months of 2025, respectively, compared to the same periods in 2024. Average noninterest-bearing demand deposits increased $38.8 million and $26.2 million for the second quarter and first six months of 2025, respectively, compared to the same periods in 2024.

Average loans, which includes both loans held for investment and loans held for sale, increased $137.2 million to $2.01 billion for the second quarter of 2025 and increased $148.9 million to $1.98 billion for the first six months of 2025, compared to the same periods in 2024. Average loans at the community banking segment increased $139.6 million, or 10.3 percent, for the second quarter of 2025 and increased $152.5 million, or 11.5 percent, for the first six months of 2025 compared to the same periods in 2024 due primarily to growth in the construction, commercial real estate and land acquisition and development segments of the loan portfolio. Average loans at the consumer finance segment decreased $14.1 million, or 2.9 percent, for the second quarter of 2025 and decreased $11.2 million, or 2.4 percent, for the first six months of 2025 compared to the same periods in 2024 due primarily to lower average balances of automobile loans. Average loans at the mortgage banking segment, which consist of loans held for sale, increased $11.7 million, or 34.2 percent, for the second quarter of 2025 and increased $7.6 million, or 29.1 percent, for the first six months of 2025 compared to the same periods in 2024.

The community banking segment average loan yield increased 11 basis points to 5.59 percent for the second quarter of 2025 and increased 13 basis points to 5.55 percent for the first six months of 2025 compared to the same periods in 2024 due primarily to a shift in the mix of the loan portfolio towards higher-yielding loans and renewals of fixed rate loans originated during periods of lower interest rates. The consumer finance segment average loan yield increased 8 basis points to 10.49 percent for the second quarter of 2025 and increased 22 basis points to 10.53 percent for the first six months of 2025 compared to the same periods in 2024 due primarily to the portfolio composition shifting towards originations within the past three years, when interest rates were higher, as loans originated prior to that in periods of lower interest rates pay off or mature. The mortgage banking segment average loan yield increased 12 basis points to 6.38 percent for the second quarter of 2025 and increased 14 basis points to 6.44 percent for the first six months of 2025 compared to the same periods in 2024 due to fluctuations in mortgage interest rates.

Average securities available for sale increased $5.6 million to $462.3 million for the second quarter of 2025 compared to the same period in 2024 due primarily to purchases of mortgage-backed securities outpacing maturities, calls and paydowns. Average securities available for sale decreased $11.0 million to $460.4 million for the first six months of 2025 compared to the same period in 2024 due primarily to maturities, calls and paydowns outpacing purchases in the portfolio. The average yield on the securities portfolio on a taxable-equivalent basis increased 44 basis points to 3.05 percent for the second quarter of 2025 and increased 41 basis points to 2.99 percent for the first six months of 2025 compared to the same periods in 2024 due primarily to purchases of securities within the past three years at higher average yields relative to the average yield of the portfolio as a whole and lower prepayment activity on mortgage-backed securities.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the FRB, increased $25.0 million to $48.2 million for the second quarter of 2025 and increased $26.2 million to $52.0 million for the first six months of 2025 compared to the same periods in 2024. The average yield on interest-bearing deposits in other banks increased 61 basis points for the second quarter of 2025 and increased 26 basis points for the first six months of 2025 compared to the same periods in 2024 due primarily to cash items in process. These items, which do not earn interest until they settle, having a larger effect on yields during periods of lower average balances such as 2024 compared to 2025.

Average savings and money market and interest-bearing demand deposits combined increased $39.7 million to $835.4 million for the second quarter of 2025 and increased $20.5 million to $828.5 million for the first six months of 2025 compared to the same periods in 2024. Average non-interest-bearing demand deposits increased $38.8 million to $568.4 million for the second quarter of 2025 and increased $26.2 million to $556.9 million for the first six months of 2025 compared to the same periods in 2024. Average time deposits increased $78.5 million to $830.4 million for the second quarter of 2025 and increased $97.6 million to $826.2 million for the first six months of 2025 compared to the same periods in 2024. The average cost of interest-bearing deposits decreased 10 basis points to 2.30 percent for the second quarter of 2025 compared to the same period in 2024 due primarily to decreases in interest rates paid on time deposits and increased 2 basis points to 2.35 percent for the first six months of 2025 compared to the same period in 2024 due primarily to the continued effects of a shift in the mix of deposits, partially offset by decreases in interest rates paid on time deposits.

Average borrowings decreased $2.7 million to $123.1 million for the second quarter of 2025 and increased $6.3 million to $122.4 million for the first six months of 2025 compared to the same periods in 2024 due primarily to fluctuations in short-term borrowings, fluctuations in Federal Home Loan Bank of Atlanta (FHLB) advances and higher balances of subordinated debt. The average cost of borrowings increased 45 basis points for the second quarter of 2025 and increased 30 basis points for the first six months of 2025 compared to the same periods in 2024 due primarily to a shift in the mix of borrowings and higher rates paid on subordinated debt.

The Corporation believes that the effects of declining market interest rates could adversely affect its net interest margin in the short term as its assets typically reprice downward more quickly than its deposits and borrowings. The majority of the Corporation’s time deposits have repriced and further declines in cost of deposits are unlikely unless there are further decreases in market interest rates or shifts in the mix of deposits. The Corporation also believes any such adverse impacts could be somewhat mitigated by renewals of fixed rate loans originated during periods of lower interest rates and purchases of securities available for sale with higher interest rates. The interest rate environment has grown increasingly uncertain during 2025 and the ultimate effect of these factors on the Corporation’s net interest margin will also depend on other factors, including the Corporation’s ability to grow loans at the community banking and consumer finance segments, to compete for deposits, and the extent of its reliance on borrowings. The Corporation gives no assurance as to the timing or extent of changes in market interest rates or the impact of those changes or any other factor on the Corporation's ability to compete for loans and deposits or on its net interest margin. If market interest rates were to rise, net interest margin could be positively affected in the short term as the Corporation generally expects its assets to reprice upward more quickly than its deposits and borrowings.

Noninterest Income

TABLE 4: Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Gains on sales of loans	$2,458	$1,701	$4,305	$2,989
Interchange income	1,621	1,572	3,096	3,047
Service charges on deposit accounts	1,022	1,050	2,012	2,097
Wealth management services income, net	756	714	1,488	1,445
Mortgage banking fee income	888	622	1,458	1,101
Mortgage lender services income	762	499	1,298	1,002
Other service charges and fees	551	423	1,049	819
Unrealized gain on investments held in rabbi trust	1,212	105	1,423	945
Investment income from other equity interests	127	170	334	337
Other income, net	451	468	958	1,034
Total noninterest income	$9,848	$7,324	$17,421	$14,816

Total noninterest income increased $2.5 million, or 34.5 percent, for the second quarter of 2025 and increased $2.6 million, or 17.6 percent, for the first six months of 2025 compared to the same periods in 2024 due primarily to higher volume of mortgage loan production which resulted in higher gains on sales of loans and higher mortgage banking fee income, fluctuations in unrealized gains and losses on investments held in the rabbi trust and higher mortgage lender services income.

The Corporation uses a rabbi trust to fund liabilities under its nonqualified deferred compensation plan. Unrealized gains and losses on investments held in the Corporation’s rabbi trust are offset by changes in deferred compensation liabilities, recorded in salaries and employee benefits expense.

Noninterest Expense

TABLE 5: Noninterest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Salaries and employee benefits:
Compensation, payroll taxes and employee benefits	$13,634	$13,347	$26,906	$26,759
Increase in nonqualified deferred compensation plan liabilities	1,212	105	1,423	945
Total salaries and employee benefits	14,846	13,452	28,329	27,704

Occupancy expense	2,099	2,063	4,292	4,195
Data processing	2,989	2,963	5,855	5,792
Professional fees	1,001	884	1,922	1,799
Insurance expense	416	409	907	815
Marketing and advertising expenses	549	316	1,078	484
Loan processing and collection expenses	745	675	1,428	1,303
Other expenses:
Telecommunication expenses	327	379	698	770
Licenses and taxes expense	295	250	600	486
Travel and educational expenses	305	237	571	526
Postage and courier expenses	288	279	548	544
Other components of net periodic pension cost	(138)	(143)	(301)	(286)
Provision for indemnifications	(35)	(135)	(60)	(275)
All other noninterest expenses	943	744	1,822	1,666
Total other noninterest expenses	1,985	1,611	3,878	3,431
Total noninterest expense	$24,630	$22,373	$47,689	$45,523

Total noninterest expenses increased $2.3 million, or 10.1 percent, in the second quarter of 2025 and increased $2.2 million, or 4.8 percent, in the first six months of 2025 compared to the same periods in 2024 due primarily to fluctuations in deferred compensation liabilities, higher marketing and advertising expenses related to the strategic marketing initiative that began in the second half of 2024 and a lower net reversal of provision for indemnifications.

Changes in deferred compensation liabilities are offset by unrealized gains and losses on investments held in the Corporation’s rabbi trust and are recorded in noninterest income.

Income Taxes

The Corporation’s consolidated effective income tax rate was 19.3 percent and 18.5 percent for the second quarter and first six months of 2025, respectively, compared to 19.2 percent and 17.2 percent for the same periods in 2024 due primarily to a higher share of income at the mortgage banking segment, which is subject to state income taxes.

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

TABLE 6: Community Banking Segment Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Interest income	$24,378	$21,297	$47,762	$41,619
Interest expense	10,143	9,941	20,524	18,946
Net interest income before allocation	14,235	11,356	27,238	22,673
Net interest allocation[1]	6,110	6,138	11,864	11,985
Net interest income	20,345	17,494	39,102	34,658
Provision for credit losses	(300)	450	(200)	950
Net interest income after provision for credit losses	20,645	17,044	39,302	33,708
Noninterest income:
Interchange income	1,621	1,572	3,096	3,047
Service charges on deposit accounts	1,039	1,067	2,046	2,128
Wealth management services income, net	756	714	1,488	1,445
Other service charges and fees	550	423	1,047	819
Investment income from other equity interests	127	170	334	337
Other income, net	285	219	597	499
Total noninterest income	4,378	4,165	8,608	8,275
Noninterest expense:
Salaries and employee benefits	9,421	9,117	18,700	18,560
Occupancy expense	1,669	1,673	3,499	3,416
Data processing	2,300	2,365	4,642	4,596
Professional fees	680	700	1,404	1,409
Insurance expense	345	350	761	687
Marketing and advertising expenses	415	205	799	256
Loan processing and collection expenses	26	53	68	101
Other expenses	1,419	1,187	2,634	2,541
Total noninterest expenses	16,275	15,650	32,507	31,566
Income before income taxes	8,748	5,559	15,403	10,417
Income tax expense	1,632	988	2,842	1,834
Net income	$7,116	$4,571	$12,561	$8,583
1	Interest expense is allocated to the mortgage banking and consumer finance segments through borrowings from the community banking segment.

The community banking segment reported net income of $7.1 million and $12.6 million for the second quarter and first six months of 2025, respectively, compared to $4.6 million and $8.6 million for the same periods in 2024 due primarily to:

●	higher interest income resulting from higher average balances of loans and the effects of higher average interest rates on asset yields, including a shift in the mix of the loan portfolio towards higher-yielding loans; and
●	lower provision for credit losses due primarily to the resolution of a nonperforming commercial real estate loan during the second quarter of 2025 that had carried a specific reserve, partially offset by provision related to loan growth;

partially offset by:

●	higher interest expense due primarily to higher average balances of interest-bearing deposits; and
●	higher marketing and advertising expenses related to the Corporation’s strategic marketing initiative, which began in the second half of 2024.

Net interest income for the community banking segment increased by $2.9 million to $20.3 million for the second quarter of 2025 and increased $4.4 million to $39.1 million for the first six months of 2025 compared to the same periods in 2024 due primarily to an increase in net interest margin and higher average balances of earning assets. Average interest-earning asset yields were higher for the second quarter and first six months of 2025 compared to the same periods in 2024 due primarily to a shift in the mix of the loan portfolio towards higher-yielding loans, renewals of fixed rate loans originated during periods of lower interest rates and purchases of securities available for sale with higher interest rates. The average cost of interest-bearing liabilities were lower for the second quarter of 2025 compared to the same period in 2024 due primarily to decreases in interest rates paid on time deposits and were higher for the first six months of 2025 compared to the same period in 2024 due primarily to the continued effects of a shift in the mix of deposits, partially offset by decreases in interest rates paid on time deposits. Interest income allocated to the community banking segment includes interest income on loans to the consumer finance and mortgage banking segments. These transactions are eliminated to reach consolidated totals.

The community banking segment recorded net reversals of provision for credit losses of $300,000 and $200,000 for the second quarter and first six months of 2025, respectively, due primarily to the resolution of a nonperforming commercial real estate loan during the second quarter of 2025 that had carried a specific reserve and growth in loans with shorter expected lives, which resulted in lower estimated losses over the life of the loans, partially offset by growth in the loan portfolio and changes in the forecast of key credit loss model assumptions, compared to provision for credit losses of $450,000 and $950,000 for the same periods in 2024. Noninterest income increased for the second quarter and first six months of 2025 compared to the same periods in 2024 due primarily to higher other service charges and fees, partially offset by lower service charges on deposit accounts.  Noninterest expenses increased for the second quarter and first six months of 2025 compared to the same periods in 2024 due primarily to higher marketing and advertising expenses and higher salaries and employee benefits.

Mortgage Banking:  The following table presents the mortgage banking operating results for the periods indicated.

TABLE 7: Mortgage Banking Segment Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Interest income	$732	$533	$1,071	$814
Interest expense	—	—	—	—
Net interest income before allocation	732	533	1,071	814
Net interest allocation[1]	(374)	(244)	(446)	(288)
Net interest income	358	289	625	526
Provision for credit losses	—	—	—	—
Net interest income after provision for credit losses	358	289	625	526
Noninterest income:
Gains of sales of loans	2,573	1,863	4,558	3,344
Mortgage banking fee income	933	684	1,525	1,198
Mortgage lender services fee income	764	499	1,305	1,002
Other income	3	9	6	40
Total noninterest income	4,273	3,055	7,394	5,584
Noninterest expense:
Salaries and employee benefits	1,971	1,964	3,763	3,563
Occupancy expense	290	235	503	467
Data processing	358	247	584	487
Professional fees	67	20	93	40
Insurance expense	37	20	67	50
Marketing and advertising expenses	125	103	265	206
Loan processing and collection expenses	327	250	557	434
Provision for indemnifications	(35)	(135)	(60)	(275)
Other expenses	181	136	358	241
Total noninterest expenses	3,321	2,840	6,130	5,213
Income before income taxes	1,310	504	1,889	897
Income tax expense	325	128	473	227
Net income	$985	$376	$1,416	$670
1	Interest expense is allocated to the mortgage banking segment through borrowings from the community banking segment.

The mortgage banking segment reported net income of $985,000 and $1.4 million for the second quarter and first six months of 2025, respectively, compared to $376,000 and $670,000 for the same periods in 2024, due primarily to:

●	higher gains on sales of loans and higher mortgage banking fee income due to higher volume of mortgage loan originations; and
●	higher mortgage lender services fee income;

partially offset by:

●	higher variable expenses tied to mortgage loan origination volume such as commissions and bonuses, reported in salaries and employee benefits, and
●	lower reversal of provision for indemnifications.

The following table presents mortgage loan originations and mortgage loans sold for the periods indicated.

TABLE 8: Mortgage Loan Originations

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Mortgage loan originations:
Purchases	$197,222	$134,298	$298,862	$221,058
Refinancings	16,301	11,712	28,411	19,298
Total mortgage loan originations[1]	$213,523	$146,010	$327,273	$240,356

Lock-adjusted originations[2]	$199,980	$149,972	$342,320	$270,372
1	Total mortgage loan originations does not include mortgage lender services.
2	Lock-adjusted originations includes the effect of changes in the volume of mortgage loan applications in process that have not closed, net of an estimated volume not expected to close.

Despite the sustained elevated level of mortgage interest rates, higher home prices and low levels of inventory, mortgage banking segment loan originations increased 46.2 percent and 36.2 percent for the second quarter and first six months of 2025, respectively, compared to the same periods in 2024. Gains on sales of loans, while driven in part by mortgage loan originations, also includes the effects of changes in locked loan commitments, which reflect the volume of mortgage loan applications that are in process and have not closed. Lock-adjusted originations for the mortgage banking segment increased 33.3 percent and 26.6 percent for the second quarter and first six months of 2025, respectively, compared to the same periods in 2024. Locked loan commitments were $56.4 million at June 30, 2025 compared to $39.3 million and $60.3 million at December 31, 2024 and June 30, 2024, respectively. Mortgage banking segment loan originations include originations of loans sold to the community banking segment, at prices similar to those paid by third-party investors. All interest expense at the mortgage banking segment is from variable rate borrowings from the community banking segment. These transactions are eliminated to reach consolidated totals.

Through the Lender Solutions division of the mortgage banking segment, mortgage lender services fee income is derived from providing mortgage origination functions to third-party mortgage lenders for a fee. Mortgage lender services fee income increased for the second quarter and first six months of 2025 compared to the same periods in 2024 due primarily to increased mortgage loan volume in the industry and an increase in fees and the types of services provided.

During the second quarter and first six months of 2025, the mortgage banking segment recorded a reversal of provision for indemnification losses of $35,000 and $60,000, respectively, compared to a reversal of provision for indemnification losses of $135,000 and $275,000 for the same periods in 2024. The release of indemnification reserves in 2025 and 2024 was due primarily to lower volume of mortgage loan originations in recent years, improvement in the mortgage banking segment’s assessment of borrower payment performance and other factors affecting expected losses on mortgage loans sold in the secondary market, such as time since origination. The releases in 2025 decreased compared to the same periods in 2024 due primarily to the increased mortgage loan originations in 2025 compared to 2024. Management believes that the indemnification reserve is sufficient to absorb losses related to loans that have been sold in the secondary market.

Consumer Finance:  The following table presents the consumer finance operating results for the periods indicated.

TABLE 9: Consumer Finance Segment Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Interest income	$12,144	$12,383	$24,267	$24,408
Interest expense	—	—	—	—
Net interest income before allocation	12,144	12,383	24,267	24,408
Net interest allocation[1]	(5,736)	(5,894)	(11,418)	(11,697)
Net interest income	6,408	6,489	12,849	12,711
Provision for credit losses	2,400	2,100	5,300	5,100
Net interest income after provision for credit losses	4,008	4,389	7,549	7,611
Noninterest income	149	226	326	481
Noninterest expense:
Salaries and employee benefits	2,018	2,037	3,995	4,181
Occupancy expense	140	155	290	312
Data processing	321	343	611	683
Professional fees	135	63	226	150
Insurance expense	34	39	79	78
Marketing and advertising expenses	9	8	14	22
Loan processing and collection expenses	392	372	803	768
Other expenses	364	368	800	751
Total noninterest expenses	3,413	3,385	6,818	6,945
Income before income taxes	744	1,230	1,057	1,147
Income tax expense	205	336	292	316
Net income	$539	$894	$765	$831
1	Interest expense is allocated to the consumer finance segment through borrowings from the community banking segment.

The consumer finance segment reported net income of $539,000 and $765,000 for the second quarter and first six months of 2025, respectively, compared to $894,000 and $831,000 for the same periods in 2024 due primarily to:

●	higher provision for credit losses due primarily to higher net charge-offs; and
●	lower interest income resulting from lower average balances of loans, partially offset by higher loan yields;

partially offset by:

●	lower interest expense allocation on borrowings from the community banking segment as a result of lower average balances of borrowings; and
●	lower salaries and employee benefits expense due to an effort to reduce overhead costs.

Net interest income for the consumer finance segment decreased by $81,000 to $6.4 million for the second quarter of 2025 compared to the same period in 2024 due primarily to lower average balances of loans, partially offset by higher net interest margin and increased by $138,000 to $12.8 million for the first six months of 2025 compared to the same period in 2024 due primarily to higher net interest margin, partially offset by lower average balances of loans. Average loans decreased $14.1 million, or 2.9 percent, for the second quarter of 2025 and decreased $11.2 million, or 2.4 percent, for the first six months of 2025 compared to the same periods in 2024. All interest expense at the consumer finance segment is from fixed and variable rate borrowings from the community banking segment. These transactions are eliminated to reach consolidated totals.

The consumer finance segment recorded $2.4 million and $5.3 million in provision for credit losses for the second quarter and first six months of 2025, respectively, due primarily to an increase in net charge-offs, partially offset by lower average loan balances, compared to $2.1 million and $5.1 million for the same periods in 2024. Net charge-offs increased due primarily to an increase in delinquent loans, repossessions and the average amount charged-off when a loan was uncollectable. If loan performance deteriorates, resulting in further elevated delinquencies or net charge-offs, the provision for credit losses may increase in future periods.

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

The following tables present the Corporation’s credit loss experience for the periods indicated.

TABLE 10: Allowance for Credit Losses

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
For the three months ended June 30, 2025:
Balance at March 31, 2025	$13,425	$4,086	$22,532	$40,043
Provision charged to operations	(393)	93	2,400	2,100
Loans charged off	(20)	(55)	(3,646)	(3,721)
Recoveries of loans previously charged off	14	43	1,099	1,156
Balance at June 30, 2025	$13,026	$4,167	$22,385	$39,578

Average loans[2]	$1,115,424	$383,848	$464,193	$1,963,465
Ratio of annualized net charge-offs to average loans	0.00%	0.01%	2.19%	0.52%
1Consumer loans includes provision, charge-offs and recoveries related to demand deposit overdrafts.
2Average loans does not include loans held for sale at the mortgage banking segment.

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
For the three months ended June 30, 2024:
Balance at March 31, 2024	$12,859	$3,775	$23,566	$40,200
Provision charged to operations	110	190	2,100	2,400
Loans charged off	—	(68)	(3,469)	(3,537)
Recoveries of loans previously charged off	9	45	1,226	1,280
Balance at June 30, 2024	$12,978	$3,942	$23,423	$40,343

Average loans[2]	$993,726	$370,408	$478,296	$1,842,430
Ratio of annualized net charge-offs to average loans	0.00%	0.02%	1.88%	0.49%
1Consumer loans includes provision, charge-offs and recoveries related to demand deposit overdrafts.
2Average loans does not include loans held for sale at the mortgage banking segment.

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
For the six months ended June 30, 2025:
Balance at December 31, 2024	$13,347	$4,032	$22,708	$40,087
Provision charged to operations	(324)	174	5,300	5,150
Loans charged off	(20)	(116)	(7,719)	(7,855)
Recoveries of loans previously charged off	23	77	2,096	2,196
Balance at June 30, 2025	$13,026	$4,167	$22,385	$39,578

Average loans[2]	$1,102,131	$381,370	$464,856	$1,948,357
Ratio of net charge-offs to average loans	0.00%	0.02%	2.42%	0.58%
1Consumer loans includes provision, charge-offs and recoveries related to demand deposit overdrafts.
2Average loans does not include loans held for sale at the mortgage banking segment.

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
For the six months ended June 30, 2024:
Balance at December 31, 2023	$12,315	$3,758	$23,578	$39,651
Provision charged to operations	645	255	5,100	6,000
Loans charged off	—	(169)	(7,572)	(7,741)
Recoveries of loans previously charged off	18	98	2,317	2,433
Balance at June 30, 2024	$12,978	$3,942	$23,423	$40,343

Average loans[2]	$970,175	$364,101	$476,072	$1,810,348
Ratio of net charge-offs to average loans	0.00%	0.04%	2.21%	0.59%
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

TABLE 11: Allocation of Allowance for Credit Losses

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Allocation of allowance for credit losses:
Commercial	$13,026	$13,347
Consumer	4,167	4,032
Consumer Finance	22,385	22,708
Total allowance for credit losses	$39,578	$40,087
Ratio of loans to total period-end loans:
Commercial	57%	55%
Consumer	20	20
Consumer Finance	23	25
	100%	100%

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

TABLE 12: Reserve for Unfunded Commitments

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Balance at the beginning of period	$1,750	$1,550	$1,800	$1,650
Provision charged to operations	—	150	(50)	50
Total	$1,750	$1,700	$1,750	$1,700

The allowance for credit losses on loans and available for sale debt securities and the reserve for unfunded commitments are established through a provision for credit losses charged against earnings. The following table presents a breakdown of the provision for credit losses for the periods indicated.

TABLE 13: Provision for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Provision for credit losses:
Provision for loans	$2,100	$2,400	$5,150	$6,000
Provision for unfunded commitments	—	150	(50)	50
Total	$2,100	$2,550	$5,100	$6,050

TABLE 14: Credit Quality Indicators

Loans by credit quality indicators as of June 30, 2025 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Commercial real estate	$763,603	$21	$—	$—	$763,624
Commercial business	110,932	—	—	—	110,932
Construction - commercial real estate	141,314	—	—	—	141,314
Land acquisition and development	53,585	—	—	—	53,585
Builder lines	44,758	—	—	—	44,758
Construction - consumer real estate	23,843	—	—	—	23,843
Residential mortgage	311,625	409	164	1,075	313,273
Equity lines	68,439	—	80	—	68,519
Other consumer	10,427	—	—	—	10,427
	$1,528,526	$430	$244	$1,075	$1,530,275

(Dollars in thousands)	Very Good	Good	Fairly Good	Fair	Marginal	Total
Consumer finance - automobiles	$45,224	$109,684	$133,401	$88,018	$21,038	$397,365
Consumer finance - marine and recreational vehicles	43,084	20,493	448	—	—	64,025
	$88,308	$130,177	$133,849	$88,018	$21,038	$461,390
1At June 30, 2025, the Corporation did not have any loans classified as Doubtful or Loss.

Loans by credit quality indicators as of December 31, 2024 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Commercial real estate	$733,242	$940	$—	$—	$734,182
Commercial business	104,947	—	—	—	104,947
Construction - commercial real estate	132,717	—	—	—	132,717
Land acquisition and development	46,072	—	—	—	46,072
Builder lines	35,605	—	—	—	35,605
Construction - consumer real estate	18,799	—	—	—	18,799
Residential mortgage	306,877	1,427	172	333	308,809
Equity lines	62,042	76	86	—	62,204
Other consumer	10,270	—	—	—	10,270
	$1,450,571	$2,443	$258	$333	$1,453,605

(Dollars in thousands)	Very Good	Good	Fairly Good	Fair	Marginal	Total
Consumer finance - automobiles	$43,033	$106,791	$135,175	$90,581	$23,071	$398,651
Consumer finance - marine and recreational vehicles	46,761	20,902	479	—	—	68,142
	$89,794	$127,693	$135,654	$90,581	$23,071	$466,793
1	At December 31, 2024, the Corporation did not have any loans classified as Doubtful or Loss.

Table 15 summarizes the Corporation’s credit ratios on a consolidated basis and Table 16 summarizes nonperforming assets by principal business segment as of June 30, 2025 and December 31, 2024.  The mortgage banking segment did not have any nonperforming assets as June 30, 2025 or December 31, 2024.

TABLE 15: Consolidated Credit Ratios

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Total loans[1]	$1,991,665	$1,920,398
Nonaccrual loans	$1,772	$947
Allowance for credit losses (ACL)	$39,578	$40,087
Nonaccrual loans to total loans	0.09%	0.05%
ACL to total loans	1.99%	2.09%
ACL to nonaccrual loans	2,233.52%	4,233.05%
1Total loans does not include loans held for sale at the mortgage banking segment.

TABLE 16: Nonperforming Assets

Community Banking Segment

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Total loans	$1,530,275	$1,453,605
Nonaccrual loans	$1,075	$333
ACL	$17,193	$17,379
Nonaccrual loans to total loans	0.07%	0.02%
ACL to total loans	1.12%	1.20%
ACL to nonaccrual loans	1,599.35%	5,218.92%
Annualized year-to-date net charge-offs to average total loans	0.01%	0.01%

Consumer Finance Segment

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Total loans	$461,390	$466,793
Nonaccrual loans	$697	$614
Repossessed assets	$925	$779
ACL	$22,385	$22,708
Nonaccrual loans to total loans	0.15%	0.13%
ACL to total loans	4.85%	4.86%
ACL to nonaccrual loans	3,211.62%	3,698.37%
Annualized year-to-date net charge-offs to average total loans	2.42%	2.62%

The community banking segment’s nonaccrual loans were $1.1 million at June 30, 2025 compared to $333,000 at December 31, 2024. The increase in nonaccrual loans compared to December 31, 2024 is due primarily to the downgrade of one residential mortgage relationship in the first quarter of 2025. The community banking segment recorded net reversals of provision for credit losses of $300,000 and $200,000 for the second quarter and first six months of 2025, respectively, compared to provision for credit losses of $450,000 and $950,000 for the same periods in 2024. At June 30, 2025, the allowance for credit losses decreased to $17.2 million compared to an allowance for credit losses of $17.4 million at December 31, 2024. The allowance for credit losses as a percentage of total loans decreased to 1.12 percent at June 30, 2025 from 1.20 percent at December 31, 2024. These decreases are due primarily to the resolution of a nonperforming commercial real estate loan that had carried a specific reserve of $657,000 and growth in loans with shorter expected lives, which resulted in lower estimated losses over the life of the loans, partially offset by growth in the loan portfolio and changes in the forecast of key credit loss model assumptions. Management believes that the level of the allowance for credit losses is adequate to reflect the net amount expected to be collected.

Nonaccrual loans at the consumer finance segment were $697,000 at June 30, 2025 compared to $614,000 at December 31, 2024. Nonaccrual consumer finance loans remain low relative to the allowance for credit losses and the total consumer finance loan portfolio because the consumer finance segment generally initiates repossession of loan collateral once a loan becomes more than 60 days delinquent. Repossessed vehicles of the consumer finance segment are classified as other assets and consist only of vehicles the Corporation has the legal right to sell. Prior to the reclassification from loans to repossessed vehicles, the difference between the carrying amount of each loan and the fair value of each vehicle (i.e. the deficiency) is charged against the allowance for credit losses. At June 30, 2025, repossessed vehicles available for sale totaled $925,000 compared to $779,000 at December 31, 2024.

The consumer finance segment experienced net charge-offs at an annualized rate of 2.42 percent of average total loans for the first six months of 2025 compared to 2.21 percent for the same period of 2024 due primarily to an increase in delinquent loans, repossessions and the average amount charged-off when a loan was uncollectable. At June 30, 2025, total delinquent loans as a percentage of total loans was 3.81 percent compared to 3.90 percent at December 31, 2024 and 3.51 percent at June 30, 2024. The allowance for credit losses was $22.4 million at June 30, 2025 and $22.7 million at December 31, 2024. The allowance for credit losses as a percentage of total loans decreased to 4.85 percent at June 30, 2025, compared to 4.86 percent at December 31, 2024.

The consumer finance segment at times offers payment deferrals to borrowers as a portfolio management technique to achieve higher ultimate cash collections on select loan accounts. A significant reliance on deferrals as a means of managing collections may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio. Average amounts of payment deferrals of automobile loans on a monthly basis, which are not included in delinquent loans, were 1.73 percent and 1.74 percent of average automobile loans outstanding during the second quarter and first six months of 2025, respectively, compared to 1.58 percent and 1.60 percent during the same periods during 2024.

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

FINANCIAL CONDITION

At June 30, 2025, the Corporation had total assets of $2.7 billion, an increase of $123.0 million since December 31, 2024. The increase was attributable primarily to growth in loans held for investment, loans held for sale, available for sale securities and interest-bearing deposits in other banks, funded by growth in deposits and borrowings. The significant components of the Corporation’s Consolidated Balance Sheets are discussed below.

Loan Portfolio

Tables 17, 18 and 19 present information pertaining to the composition of loans held for investment, the composition of commercial real estate and construction commercial real estate loans, and the maturity/repricing of certain loans held for investment, respectively.

TABLE 17: Summary of Loans Held for Investment

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$763,624	38%	$734,182	38%
Commercial business	110,932	6	104,947	5
Construction - commercial real estate	141,314	7	132,717	7
Land acquisition and development	53,585	3	46,072	2
Builder lines	44,758	2	35,605	2
Construction - consumer real estate	23,843	1	18,799	1
Residential mortgage	313,273	16	308,809	16
Equity lines	68,519	3	62,204	3
Other consumer	10,427	1	10,270	1
Consumer finance - automobiles	397,365	20	398,651	21
Consumer finance - marine and recreational vehicles	64,025	3	68,142	4
Subtotal	1,991,665	100%	1,920,398	100%
Less allowance for credit losses	(39,578)		(40,087)
Loans, net	$1,952,087		$1,880,311

During the second quarter of 2025, loans held for investment increased $71.8 million to $1.95 billion at June 30, 2025 due primarily to growth in commercial real estate, construction and builder lines loans at the community banking segment, partially offset by a decrease in loans at the consumer finance segment.

TABLE 18: Commercial Real Estate and Construction Commercial Real Estate Loans

	June 30, 2025
(Dollars in thousands)	Amount	% of Commercial Real Estate and Construction Commercial Real Estate Loans	% of Total
Multifamily	$169,891	18.8%	8.5%
Retail	156,713	17.3	7.9
Office	124,537	13.8	6.3
Industrial/warehouse	95,292	10.5	4.8
Hotels	91,601	10.1	4.6
1-4 family investment properties	90,397	10.0	4.5
Mini-storage	54,880	6.1	2.8
Medical office	41,132	4.5	2.1
Other	80,495	8.9	3.9
	$904,938	100%	45.4%

	December 31, 2024
(Dollars in thousands)	Amount	% of Commercial Real Estate and Construction Commercial Real Estate Loans	% of Total
Multifamily	$172,574	19.9%	9.0%
Retail	153,227	17.7	8.0
Office	120,412	13.9	6.3
Industrial/warehouse	94,100	10.9	4.9
Hotels	84,936	9.8	4.4
1-4 family investment properties	80,950	9.3	4.2
Mini-storage	39,368	4.5	2.1
Medical office	40,335	4.7	2.1
Other	80,997	9.3	4.1
	$866,899	100%	45.1%

TABLE 19: Maturity/Repricing Schedule of Loans Held for Investment

	June 30, 2025
(Dollars in thousands)	Commercial	Consumer	Consumer Finance	Total
Variable Rate:
Within 1 year	$337,839	$69,709	$—	$407,548
1 to 5 years	100,024	1,094	—	101,118
5 to 15 years	8,481	—	—	8,481
After 15 years	—	—	—	—
Fixed Rate:
Within 1 year	150,280	10,286	4,638	165,204
1 to 5 years	282,617	96,270	239,159	618,046
5 to 15 years	244,798	175,461	217,593	637,852
After 15 years	14,017	39,399	—	53,416

	$1,138,056	$392,219	$461,390	$1,991,665

Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At June 30, 2025 and December 31, 2024, all debt securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 20: Securities Available for Sale

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. Treasury securities	$4,798	1%	$10,700	3%
U.S. government agencies and corporations	61,258	14	60,659	14
Mortgage-backed securities	201,533	46	182,436	44
Obligations of states and political subdivisions	144,740	34	143,610	34
Corporate and other debt securities	22,177	5	21,220	5
Total available for sale securities at fair value	$434,506	100%	$418,625	100%

During the first six months of 2025, securities available for sale increased $15.9 million to $434.5 million at June 30, 2025 due primarily to an increase in mortgage-backed securities, partially offset by a decrease in U.S. treasury securities. Net unrealized losses in the market value of securities available for sale decreased to $25.2 million at June 30, 2025 compared to $30.0 million at December 31, 2024.

For more information about the Corporation’s securities available for sale, including information about securities in an unrealized loss position at June 30, 2025 and December 31, 2024, see Part I, Item 1, “Financial Statements” under the heading “Note 2: Securities” in this Quarterly Report on Form 10-Q.

The following table presents additional information pertaining to the composition of the securities portfolio at amortized cost, by the earlier of contractual maturity or expected maturity.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties. The total effective duration of the investment portfolio is 4.0 years as of June 30, 2025.

TABLE 21: Maturity of Securities

	June 30, 2025
		Weighted
	Amortized	Average
(Dollars in thousands)	Cost	Yield [1]
U.S. Treasury securities:
Maturing after 1 year, but within 5 years	$4,990	1.38%
Total U.S. Treasury securities	4,990	1.38
U.S. government agencies and corporations:
Maturing within 1 year	10,421	1.16
Maturing after 1 year, but within 5 years	33,267	1.37
Maturing after 5 years, but within 10 years	21,736	1.90
Maturing after 10 years	2,350	2.25
Total U.S. government agencies and corporations	67,774	1.54
Mortgage-backed securities:
Maturing within 1 year	32,980	2.60
Maturing after 1 year, but within 5 years	94,838	2.72
Maturing after 5 years, but within 10 years	61,927	3.09
Maturing after 10 years	23,196	4.38
Total mortgage-backed securities	212,941	2.99
States and municipals:[1]
Maturing within 1 year	23,519	3.77
Maturing after 1 year, but within 5 years	40,933	2.28
Maturing after 5 years, but within 10 years	37,833	3.93
Maturing after 10 years	47,962	4.56
Total states and municipals	150,247	3.66
Corporate and other debt securities:
Maturing within 1 year	4,750	3.95
Maturing after 1 year, but within 5 years	13,500	4.25
Maturing after 5 years, but within 10 years	5,500	4.58
Total corporate and other debt securities	23,750	4.26
Total securities:
Maturing within 1 year	71,670	2.86
Maturing after 1 year, but within 5 years	187,528	2.46
Maturing after 5 years, but within 10 years	126,996	3.20
Maturing after 10 years	73,508	4.43
Total securities	$459,702	3.04
1.	Yields on tax-exempt securities have been computed on a taxable-equivalent basis using the federal corporate income tax rate of 21 percent. The weighted average yield is calculated based on the relative amortized costs of the securities.

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first six months of 2025, deposits increased $85.5 million to $2.26 billion at June 30, 2025. Noninterest bearing demand deposits increased $29.7 million, savings and interest-bearing demand deposits increased $31.2 million and time deposits increased $24.6 million during the same period. The increase in deposits was due in part to the opening of new deposit accounts and higher average balances within deposit accounts. The Corporation had $119.5 million in municipal deposits at June 30, 2025 compared to $163.4 million at December 31, 2024.

The Corporation had $25.0 million in brokered time deposits outstanding at both June 30, 2025 and December 31, 2024.  The Corporation may continue to use brokered deposits on a limited basis as a means of maintaining and diversifying liquidity and funding sources.

Borrowings

During the first six months of 2025, borrowings increased $23.5 million to $146.1 million at June 30, 2025 due primarily to an increase in the Corporation’s subordinated debt, increased borrowings from the FHLB and fluctuations in balances of repurchase agreements with commercial deposit customers.

On June 6, 2025, the Corporation completed the issuance of $40.0 million in aggregate principal amount of 7.50% fixed-to-floating rate subordinated notes due 2035 (the Notes) in a private placement transaction.  The Notes will initially bear interest at a fixed rate of 7.50% for five years and at the then current three-month SOFR plus 388.5 basis points thereafter. The Notes have been structured to qualify as Tier 2 capital of the Corporation under regulatory guidelines for bank holding companies, and a portion of the proceeds were used to refinance the 2030 Notes (as defined below), with the remainder to be used for general corporate purposes, which may include supporting future growth opportunities. Concurrently with the issuance of the Notes, the Corporation repurchased its $20.0 million in aggregate principal amount of 4.875% fixed-to-floating rate subordinated notes due 2030 (the 2030 Notes). The 2030 Notes were repurchased at a price of 100% of the outstanding principal amount, plus accrued but unpaid interest, to but excluding the repurchase date. The 2030 Notes were to move from a fixed rate of 4.875% to a floating rate at the then current three-month SOFR plus 475.5 basis points during the third quarter of 2025.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available for sale, totaled $373.7 million at June 30, 2025 compared to $288.1 million at December 31, 2024. The Corporation’s funding sources, including capacity, amount outstanding and amount available at June 30, 2025 are presented in Table 22. The Corporation’s capacity and amount available decreased $17.8 million and $29.8 million, respectively, from December 31, 2024 due primarily to fluctuations in loans pledged to the FHLB and fluctuations in the borrowing capacity at the FRB.

TABLE 22: Funding Sources

	June 30, 2025
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$75,000	$—	$75,000
Borrowings from FHLB	267,278	52,000	215,278
Borrowings from FRB	286,137	—	286,137
Total	$628,415	$52,000	$576,415

	December 31, 2024
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$75,000	$—	$75,000
Borrowings from FHLB	257,734	40,000	217,734
Borrowings from FRB	313,499	—	313,499
Total	$646,233	$40,000	$606,233

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

Uninsured deposits represent an estimate of amounts above the Federal Deposit Insurance Corporation (FDIC) insurance coverage limit of $250,000. As of June 30, 2025, the Corporation’s uninsured deposits were approximately $677.7 million, or 30.0 percent of total deposits. Excluding intercompany cash holdings and municipal deposits which are secured with pledged securities, amounts uninsured were approximately $536.1 million, or 23.8 percent of total deposits as of June 30, 2025, compared to $455.2 million, or 21.0 percent of total deposits as of December 31, 2024. The Corporation’s liquid assets and borrowing availability as of June 30, 2025 totaled $950.1 million, exceeding uninsured deposits, excluding intercompany cash holdings and secured municipal deposits, by $414.0 million.

The Corporation’s internal policy limits brokered deposits to 20 percent of total deposits, representing approximately $426.3 million of additional net availability for additional brokered deposits as of June 30, 2025.

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

The disclosure below presents the Corporation’s and the Bank’s actual capital amounts and ratios under currently applicable regulatory capital standards.  Under the small bank holding company policy statement of the Federal Reserve Board, which applies to certain bank holding companies with consolidated total assets of less than $3 billion, the Corporation is not subject to regulatory capital requirements. The following tables reflect the Corporation’s consolidated capital as determined under regulations that apply to bank holding companies that are not small bank holding companies and minimum capital requirements that would apply to the Corporation if it were not a small bank holding company.  Although the minimum regulatory capital requirements are not applicable to the Corporation, the Corporation calculates these ratios for its own planning and monitoring purposes. Total risk-weighted assets at June 30, 2025 for the Corporation were $2.20 billion and for the Bank were $2.17 billion. Total risk-weighted assets at December 31, 2024 for the Corporation were $2.13 billion and for the Bank were $2.10 billion. As of June 30, 2025, the Bank met all capital adequacy requirements to which it is subject.

TABLE 23: Regulatory Capital

	June 30, 2025
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$330,794	15.0%	$175,839	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	263,148	12.0	131,879	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	238,148	10.8	98,909	4.5		N/A	N/A
Tier 1 leverage ratio	263,148	10.0	105,678	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$322,137	14.8%	$173,696	8.0%		$217,120	10.0%
Tier 1 risk-based capital ratio	294,822	13.6	130,272	6.0		173,696	8.0
Common Equity Tier 1 capital ratio	294,822	13.6	97,704	4.5		141,128	6.5
Tier 1 leverage ratio	294,822	11.3	104,658	4.0		130,823	5.0

	December 31, 2024
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$299,157	14.1%	$170,256	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	252,373	11.9	127,692	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	227,373	10.7	95,769	4.5		N/A	N/A
Tier 1 leverage ratio	252,373	9.8	102,645	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$284,550	13.5%	$168,233	8.0%		$210,291	10.0%
Tier 1 risk-based capital ratio	258,078	12.3	126,175	6.0		168,233	8.0
Common Equity Tier 1 capital ratio	258,078	12.3	94,631	4.5		136,689	6.5
Tier 1 leverage ratio	258,078	10.1	101,805	4.0		127,256	5.0

The regulatory risk-based capital amounts presented above include:  (1) common equity tier 1 capital (CET1) which consists principally of common stock (including surplus) and retained earnings with adjustments for goodwill and intangible assets; (2) Tier 1 capital which consists principally of CET1 plus the Corporation’s “grandfathered” trust preferred securities; and (3) Tier 2 capital which consists principally of Tier 1 capital plus a limited amount of the allowance for credit losses and $40.0 million of outstanding subordinated notes of the Corporation. The Corporation repurchased $20.0 million of subordinated notes and issued $40.0 million of subordinated notes during the three months ended June 30, 2025. The net increase of $20 million in subordinated notes increased Total Capital of the Corporation. The Corporation used a portion of the proceeds from the new subordinated notes issuance to increase its investment in the Bank, which increased CET1, Tier 1 capital and Total Capital of the Bank. The Total Capital ratio, Tier 1 Capital ratio and CET1 ratio are calculated as a percentage of risk-weighted assets. The Tier 1 Leverage ratio is calculated as a percentage of average tangible assets. In addition, the Corporation has made the one-time irrevocable election to continue treating accumulated other comprehensive income (AOCI) under regulatory standards that were in place prior to the Basel III Final Rule in order to eliminate volatility of regulatory capital that can result from fluctuations in AOCI and the inclusion of AOCI in regulatory capital, as would otherwise be required under the Basel III Capital Rule. As a result of this election, changes in AOCI, including unrealized losses on securities available for sale, do not affect regulatory capital amounts shown in the table above for the Corporation or the Bank. For additional information about the Basel III Final Rules, see “Item 1. Business” under the heading “Regulation and Supervision” and “Item 8. Financial Statements and Supplementary Data,” under the heading “Note 17: Regulatory Requirements and Restrictions” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024.

In addition to the regulatory risk-based capital requirements, the Bank must maintain a capital conservation buffer of 2.5 percent of risk-weighted assets as required by the Basel III Final Rule. Including the capital conservation buffer, the minimum ratios are a common equity Tier 1 risk-based capital ratio of 7.0 percent, a Tier 1 risk-based capital ratio of 8.5 percent, and a total risk-based capital ratio of 10.5 percent. The Corporation and the Bank exceeded these ratios at June 30, 2025 and December 31, 2024.

The Corporation’s capital resources are impacted by its share repurchase programs. The Board of Directors authorized a program, effective January 1, 2025 through December 31, 2025, to repurchase up to $5.0 million of the Corporation’s common stock (the 2025 Repurchase Program). Repurchases under the 2025 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, (Exchange Act) and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions, and there is no assurance that the Corporation will purchase any shares under the 2025 Repurchase Program. As of June 30, 2025, there was $5.0 million remaining available for repurchases of the Corporation’s common stock under the 2025 Repurchase Program.

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

TABLE 24: Non-GAAP Table

	For The Quarter Ended		For The Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands, except for share and per share data)	2025	2024	2025	2024
Reconciliation of Certain Non-GAAP Financial Measures
Return on Average Tangible Common Equity
Average total equity, as reported	$237,823	$216,286	$234,328	$216,675
Average goodwill	(25,191)	(25,191)	(25,191)	(25,191)
Average other intangible assets	(1,045)	(1,301)	(1,081)	(1,333)
Average noncontrolling interest	(652)	(602)	(696)	(656)
Average tangible common equity	$210,935	$189,192	$207,360	$189,495

Net income	$7,767	$5,034	$13,162	$8,469
Amortization of intangibles	63	65	125	130
Net income attributable to noncontrolling interest	(76)	(27)	(103)	(61)
Net tangible income attributable to C&F Financial Corporation	$7,754	$5,072	$13,184	$8,538

Annualized return on average equity, as reported	13.06%	9.31%	11.23%	7.82%
Annualized return on average tangible common equity	14.70%	10.72%	12.72%	9.01%

	For The Quarter Ended		For The Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands, except for share and per share data)	2025	2024	2025	2024
Fully Taxable Equivalent Net Interest Income[1]
Interest income on loans	$33,716	$31,407	$66,098	$60,993
FTE adjustment	52	53	98	103
FTE interest income on loans	$33,768	$31,460	$66,196	$61,096

Interest income on securities	$3,278	$2,742	$6,382	$5,605
FTE adjustment	252	235	494	470
FTE interest income on securities	$3,530	$2,977	$6,876	$6,075

Total interest income	$37,407	$34,312	$73,395	$67,020
FTE adjustment	304	288	592	573
FTE interest income	$37,711	$34,600	$73,987	$67,593

Net interest income	$26,508	$23,828	$51,518	$46,986
FTE adjustment	304	288	592	573
FTE net interest income	$26,812	$24,116	$52,110	$47,559
1	Assuming a tax rate of 21%.

	June 30,	December 31,
(Dollars in thousands except for per share data)	2025	2024
Tangible Book Value Per Share
Equity attributable to C&F Financial Corporation	$240,313	$226,360
Goodwill	(25,191)	(25,191)
Other intangible assets	(1,022)	(1,147)
Tangible equity attributable to C&F Financial Corporation	$214,100	$200,022

Shares outstanding	3,238,085	3,233,672

Book value per share	$74.21	$70.00
Tangible book value per share	$66.12	$61.86

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Corporation’s expectations, plans, objectives or beliefs regarding future financial performance and other statements that are not historical facts, which may constitute “forward-looking statements” as defined by federal securities laws.  Forward-looking statements generally can be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “may,” “might,” “will,” “intend,” “target,” “should,” “could,” or similar expressions, are not statements of historical fact, and are based on management’s beliefs, assumptions and expectations regarding future events or performance as of the date of this report, taking into account all information currently available.  These statements may include, but are not limited to: statements regarding expected future operations and financial performance; expected trends in yields on loans; expected future recovery of investments in debt securities; future dividend payments; deposit trends, charge-offs and delinquencies; changes in cost of funds and net interest margin and items affecting net interest margin; changes in interest rates and the effects thereof on net interest income, expected renewal of unsecured federal funds agreements; expected impact of unrealized losses on earnings and regulatory capital of the Corporation or the Bank; expectations regarding the Bank’s regulatory risk-based capital requirement levels; competition; our loan portfolio; our digital services; deposit trends; improving operational efficiencies; retention of qualified loan officers and expectations regarding new mortgage loan originations; higher quality automobile loan contracts, marine and RV lending; strategic business initiatives and the anticipated effects thereof; technology initiatives; our diversified business strategy; asset quality; credit quality; adequacy of allowances for credit losses and the level of future charge-offs; market interest rates and housing inventory and resulting effects in mortgage loan origination volume; sources of liquidity; adequacy of the reserve for indemnification losses related to loans sold in the secondary market; capital levels; the effect of future market and industry trends; the effects of future interest rate levels and fluctuations; cybersecurity risks and inflation.  These forward-looking statements are subject to significant risks and uncertainties due to factors that could have a material adverse effect on the operations and future prospects of the Corporation including, but not limited to, changes in:

●	interest rates, such as volatility in short-term interest rates or yields on U.S. Treasury bonds, fluctuations in interest rates following actions by the Federal Reserve and increases or volatility in mortgage interest rates
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

The simulation analysis results, based on a measurement date balance sheet as of June 30, 2025, for hypothetical changes in net interest income over the next twelve months are presented in the following table.

 One-Year Net Interest Income Simulation (dollars in thousands)

	Hypothetical Change in Net
	Interest Income
	Over the Next Twelve Months
	as of
	June 30, 2025		December 31, 2024
Assumed Market Interest Rate Shift	Dollars	Percentage	Dollars	Percentage
-300 BP shock	$(14,150)	(11.94)%	$(7,568)	(6.66)%
-200 BP shock	(9,362)	(7.90)	(4,687)	(4.12)
-100 BP shock	(4,301)	(3.63)	(2,040)	(1.79)
+100 BP shock	2,429	2.05	228	0.20
+200 BP shock	4,863	4.10	511	0.45
+300 BP shock	7,274	6.14	764	0.67

These results indicate that the Corporation would expect net interest income to decrease over the next twelve months assuming an immediate downward shift in market interest rates of 100 BP to 300 BP and to increase if rates shifted upward to the same degree. The simulation analysis results show the Corporation’s sensitivity to an upward shift in rates was more pronounced relative to a downward shift in rates as of June 30, 2025 compared to the results as of December 31, 2024 due primarily to shifts in the mix of loans and deposits and a lower interest rate environment, particularly lower longer-term market rates.

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

The EVE analysis results are presented in the following table.

Static EVE Change (dollars in thousands)

	Hypothetical Change in EVE
	as of
	June 30, 2025		December 31, 2024
Assumed Market Interest Rate Shift	Dollars	Percentage	Dollars	Percentage
-300 BP shock	$(46,422)	(10.92)%	$(25,260)	(6.49)%
-200 BP shock	(22,267)	(5.24)	(9,335)	(2.40)
-100 BP shock	(6,180)	(1.45)	270	0.07
+100 BP shock	(342)	(0.08)	(6,771)	(1.74)
+200 BP shock	(2,106)	(0.50)	(13,022)	(3.34)
+300 BP shock	(4,974)	(1.17)	(20,439)	(5.25)

These results as of June 30, 2025 indicate that the EVE would decrease assuming an immediate downward or upward shift in market interest rates of 100 BP to 300 BP. As of June 30, 2025, the Corporation’s EVE is more sensitive to downward changes in rates and less sensitive to upward changes in rates compared to its position as of December 31, 2024 due primarily to shifts in the mix of earning assets and in the mix of deposits and borrowings, which impacted the overall duration of both assets and liabilities. The lower interest rate environment as of June 30, 2025 compared to December 31, 2024, particularly lower longer-term market rates, increased the prepayment expectations of certain earning assets, which also contributed to the Corporation’s EVE sensitivity to changes in rates.

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

ITEM 4.CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2025 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

There were no changes in the Corporation’s internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

In the normal course of business, the Corporation is subject to various legal and administrative proceedings and claims. Legal and administrative proceedings are subject to inherent uncertainties and unfavorable rulings could occur, and the timing and outcome of any legal or administrative proceeding cannot be predicted with certainty. As of June 30, 2025, the Corporation is not involved in any material pending or threatened legal proceedings other than proceedings occurring in the ordinary course of business.

ITEM 1A.RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors authorized a program, effective January 1, 2025 through December 31, 2025, to repurchase up to $5.0 million of the Corporation’s common stock (the 2025 Repurchase Program).  Repurchases under the 2025 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the 2025 Repurchase Program, if any, will be determined by management in its discretion and will depend on a number of factors including the market price of the shares, general market and economic conditions, applicable legal requirements, and other conditions, and there is no assurance that the Corporation will purchase any shares under the 2025 Repurchase Program. There were no shares repurchased under the 2025 Repurchase Program during the second quarter of 2025.

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended June 30, 2025.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
	Shares Purchased[1]	per Share	Programs	Programs
April 1, 2025 - April 30, 2025	73	$64.35	—	$5,000,000
May 1, 2025 - May 31, 2025	41	$66.54	—	$5,000,000
June 1, 2025 - June 30, 2025	31	$65.25	—	$5,000,000
Total	145	$65.16	—
1	During the three months ended June 30, 2025, 145 shares were withheld upon the vesting of restricted shares granted to employees of the Corporation and its subsidiaries in order to satisfy tax withholding obligations.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6.EXHIBITS

3.1	Amended and Restated Articles of Incorporation of C&F Financial Corporation, effective March 7, 1994 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed November 8, 2017)

3.1.1	Amendment to Articles of Incorporation of C&F Financial Corporation, effective January 8, 2009 (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted December 15, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 17, 2020)

4.1	Form of Subordinated Note (incorporated by reference to Exhibit 4.1 to Form 8-K filed June 6, 2025)

10.1	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 6, 2025)

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

101

The following financial statements from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL, filed herewith: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included within Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	August 11, 2025	By:	/s/ Thomas F. Cherry
Thomas F. Cherry
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2025		/s/ Jason E. Long
Jason E. Long
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)