Form 10-Q
period 2025-09-30
C & F FINANCIAL CORP
filed 2025-11-04
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

or

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

At November 3, 2025, the latest practicable date for determination, 3,238,232 shares of common stock, $1.00 par value, of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2025	2024
Assets
Cash and due from banks	$15,248	$16,163
Interest-bearing deposits in other banks	80,843	49,423
Total cash and cash equivalents	96,091	65,586
Securities—available for sale at fair value, amortized cost of $455,402 and $448,616, respectively	439,034	418,625
Loans held for sale, at fair value	33,478	20,112
Loans, net of allowance for credit losses of $39,446 and $40,087, respectively	1,968,777	1,880,311
Restricted stock, at cost	3,680	3,592
Corporate premises and equipment, net	39,259	40,118
Other real estate owned, net of valuation allowance of $215 and $215, respectively	1,316	1,316
Accrued interest receivable	10,965	10,592
Goodwill	25,191	25,191
Other intangible assets, net	959	1,147
Bank-owned life insurance	21,547	21,191
Net deferred tax asset	15,047	17,719
Other assets	55,948	57,874
Total assets	$2,711,292	$2,563,374

Liabilities
Deposits
Noninterest-bearing demand deposits	$558,013	$526,069
Savings, money market and interest-bearing demand deposits	870,267	826,462
Time deposits	869,755	818,329
Total deposits	2,298,035	2,170,860
Short-term borrowings	20,000	28,994
Long-term borrowings	67,922	68,158
Trust preferred capital notes	25,484	25,457
Accrued interest payable	4,814	4,403
Other liabilities	41,150	38,532
Total liabilities	2,457,405	2,336,404

Commitments and contingent liabilities (Note 11)

Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,237,634 and 3,233,672 shares issued and outstanding, respectively, includes 106,363 and 119,778 of unvested shares, respectively)	3,131	3,114
Additional paid-in capital	1,071	36
Retained earnings	263,482	247,814
Accumulated other comprehensive loss, net	(14,401)	(24,604)
Equity attributable to C&F Financial Corporation	253,283	226,360
Noncontrolling interest	604	610
Total equity	253,887	226,970
Total liabilities and equity	$2,711,292	$2,563,374

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income
Interest and fees on loans	$34,683	$33,021	$100,781	$94,014
Interest on interest-bearing deposits in other banks	719	389	1,634	811
Interest and dividends on securities
U.S. treasury, government agencies and corporations	273	334	840	1,370
Mortgage-backed securities	1,610	994	4,537	2,807
Tax-exempt obligations of states and political subdivisions	990	893	2,854	2,661
Taxable obligations of states and political subdivisions	186	183	578	551
Corporate and other	322	317	954	937
Total interest income	38,783	36,131	112,178	103,151
Interest expense
Savings and interest-bearing deposits	2,226	1,667	6,037	4,831
Time deposits	7,725	8,524	23,236	23,140
Borrowings	1,296	878	3,143	2,540
Trust preferred capital notes	362	373	1,070	965
Total interest expense	11,609	11,442	33,486	31,476
Net interest income	27,174	24,689	78,692	71,675
Provision for credit losses	2,900	3,700	8,000	9,750
Net interest income after provision for credit losses	24,274	20,989	70,692	61,925
Noninterest income
Gains on sales of loans	1,896	1,825	6,201	4,814
Interchange income	1,610	1,571	4,706	4,618
Service charges on deposit accounts	1,049	1,122	3,061	3,219
Investment income from other equity interests	197	334	531	671
Mortgage banking fee income	735	650	2,193	1,751
Wealth management services income, net	795	757	2,283	2,202
Mortgage lender services income	768	486	2,066	1,488
Other service charges and fees	520	542	1,569	1,361
Other income, net	1,274	1,485	3,655	3,464
Total noninterest income	8,844	8,772	26,265	23,588
Noninterest expenses
Salaries and employee benefits	14,420	13,921	42,749	41,625
Occupancy	2,245	2,091	6,537	6,286
Data processing	3,026	2,893	8,881	8,685
Professional fees	901	868	2,823	2,667
Insurance expense	399	415	1,306	1,230
Marketing and advertising expenses	660	460	1,738	944
Loan processing and collection expenses	831	718	2,259	2,021
Other	1,808	1,725	5,686	5,156
Total noninterest expenses	24,290	23,091	71,979	68,614
Income before income taxes	8,828	6,670	24,978	16,899
Income tax expense	1,715	1,250	4,703	3,010
Net income	7,113	5,420	20,275	13,889
Less net income attributable to noncontrolling interest	38	31	141	92
Net income attributable to C&F Financial Corporation	$7,075	$5,389	$20,134	$13,797
Net income per share - basic and diluted	$2.18	$1.65	$6.22	$4.15

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$7,113	$5,420	$20,275	$13,889
Other comprehensive income (loss), net of tax:
Securities available for sale	6,974	8,258	10,762	7,821
Defined benefit plan	(4)	16	(13)	32
Cash flow hedges	(70)	(642)	(546)	(633)
Other comprehensive income, net of tax	6,900	7,632	10,203	7,220
Comprehensive income	14,013	13,052	30,478	21,109
Less comprehensive income attributable to noncontrolling interest	38	31	141	92
Comprehensive income attributable to C&F Financial Corporation	$13,975	$13,021	$30,337	$21,017

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

(Dollars in thousands, except per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance June 30, 2025	$3,130	$588	$257,896	$(21,301)	$603	$240,916
Comprehensive income:
Net income	—	—	7,075	—	38	7,113
Other comprehensive income	—	—	—	6,900	—	6,900
Share-based compensation	—	444	—	—	—	444
Restricted stock vested	1	(1)	—	—	—	—
Common stock issued	—	40	—	—	—	40
Cash dividends declared ($0.46 per share)	—	—	(1,489)	—	—	(1,489)
Distributions to noncontrolling interest	—	—	—	—	(37)	(37)
Balance September 30, 2025	$3,131	$1,071	$263,482	$(14,401)	$604	$253,887

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance June 30, 2024	$3,174	$3,157	$239,231	$(27,099)	$636	$219,099
Comprehensive income:
Net income	—	—	5,389	—	31	5,420
Other comprehensive income	—	—	—	7,632	—	7,632
Share-based compensation	—	485	—	—	—	485
Restricted stock vested	—	—	—	—	—	—
Common stock issued	1	45	—	—	—	46
Common stock purchased	(61)	(3,188)	—	—	—	(3,249)
Cash dividends declared ($0.44 per share)	—	—	(1,426)	—	(49)	(1,475)
Balance September 30, 2024	$3,114	$499	$243,194	$(19,467)	$618	$227,958

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

(Dollars in thousands, except per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2024	$3,114	$36	$247,814	$(24,604)	$610	$226,970
Comprehensive income:
Net income	—	—	20,134	—	141	20,275
Other comprehensive income	—	—	—	10,203	—	10,203
Share-based compensation	—	1,360	—	—	—	1,360
Restricted stock vested	21	(21)	—	—	—	—
Common stock issued	2	126	—	—	—	128
Common stock purchased	(6)	(430)	—	—	—	(436)
Cash dividends declared ($1.38 per share)	—	—	(4,466)	—	—	(4,466)
Distributions to noncontrolling interest	—	—	—	—	(147)	(147)
Balance September 30, 2025	$3,131	$1,071	$263,482	$(14,401)	$604	$253,887

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2023	$3,238	$6,567	$233,760	$(26,687)	$638	$217,516
Comprehensive income:
Net income	—	—	13,797	—	92	13,889
Other comprehensive income	—	—	—	7,220	—	7,220
Share-based compensation	—	1,458	—	—	—	1,458
Restricted stock vested	32	(32)	—	—	—	—
Common stock issued	3	139	—	—	—	142
Common stock purchased	(159)	(7,633)	—	—	—	(7,792)
Cash dividends declared ($1.32 per share)	—	—	(4,363)	—	—	(4,363)
Distributions to noncontrolling interest	—	—	—	—	(112)	(112)
Balance September 30, 2024	$3,114	$499	$243,194	$(19,467)	$618	$227,958

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income	$20,275	$13,889
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,000	9,750
Accretion of certain acquisition-related discounts, net	(278)	(464)
Share-based compensation	1,360	1,458
Depreciation and amortization	2,952	2,841
Amortization of premiums and accretion of discounts on securities, net	(245)	1,068
Reversal of provision for indemnifications	(135)	(375)
Income from bank-owned life insurance	(323)	(326)
Pension expense	539	667
Proceeds from sales of loans held for sale	486,906	371,258
Origination of loans held for sale	(491,695)	(396,718)
Gains on sales of loans held for sale	(6,201)	(4,814)
Other gains, net	(135)	(207)
Change in other assets and liabilities:
Accrued interest receivable	(373)	200
Other assets	896	4,483
Accrued interest payable	411	474
Other liabilities	307	(190)
Net cash provided by operating activities	22,261	2,994
Investing activities:
Proceeds from sales, maturities and calls of securities available for sale and payments on mortgage-backed securities	50,567	89,240
Purchases of securities available for sale	(57,107)	(27,009)
(Purchases of) proceeds from time deposits, net	(10)	734
Repayments on loans held for investment by non-bank affiliates	124,639	125,399
Purchases of loans held for investment by non-bank affiliates	(129,909)	(136,459)
Net increase in community banking loans held for investment	(91,130)	(164,176)
Purchases of corporate premises and equipment	(1,573)	(3,056)
Other investing activities, net	(72)	(1,377)
Net cash used in investing activities	(104,595)	(116,704)
Financing activities:
Net increase (decrease) in demand and savings deposits	75,749	(67,891)
Net increase in time deposits	51,426	137,652
Net decrease in repurchase agreements	(28,994)	(9,580)
Proceeds from long-term borrowings	40,000	40,000
Repayments of long-term borrowings	(20,000)	—
Repurchases of common stock	(436)	(7,792)
Cash dividends paid	(4,466)	(4,363)
Other financing activities, net	(440)	(282)
Net cash provided by financing activities	112,839	87,744
Net increase (decrease) in cash and cash equivalents	30,505	(25,966)
Cash and cash equivalents at beginning of period	65,586	75,159
Cash and cash equivalents at end of period	$96,091	$49,193
Supplemental cash flow disclosures:
Interest paid	$33,049	$30,976
Income taxes paid	5,113	22
Supplemental disclosure of noncash investing and financing activities:
Transfers from corporate premises and equipment to other real estate owned	$—	$296
Liabilities assumed to acquire right of use assets at lease commencement	190	2,730

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

C&F Bank has five wholly-owned subsidiaries: C&F Mortgage Corporation (C&F Mortgage), C&F Finance Company (C&F Finance), C&F Wealth Management Corporation (C&F Wealth Management), C&F Insurance Services, Inc. (C&F Insurance), and CVB Title Services, Inc. (CVB Title), all incorporated under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, originates and sells residential mortgages, provides mortgage loan origination services to third-party lenders and, through its subsidiary Certified Appraisals LLC, provides ancillary mortgage loan production services for residential appraisals. C&F Mortgage owns a 51 percent interest in C&F Select LLC, which was organized in January 2019 and is also engaged in the business of originating and selling residential mortgages. C&F Finance, acquired in September 2002, is a finance company purchasing automobile loans through indirect lending programs. C&F Wealth Management, organized in April 1995, is a full-service brokerage firm offering a comprehensive range of wealth management services through third-party service providers. C&F Insurance and CVB Title were organized for the primary purpose of owning equity interests in an independent insurance agency and a full service title and settlement agency, respectively. Business segment data is presented in Note 10.

Basis of Presentation: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses and evaluation of goodwill for impairment. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

NOTE 2: Securities

The Corporation’s debt securities, all of which are classified as available for sale, are summarized in the following tables. The Corporation has elected to exclude accrued interest receivable, totaling $2.42 million and $2.32 million at September 30, 2025 and December 31, 2024, respectively, from the amortized cost basis of securities.

	September 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$4,992	$—	$(141)	$4,851
U.S. government agencies and corporations	65,072	—	(5,501)	59,571
Mortgage-backed securities	211,518	1,705	(8,763)	204,460
Obligations of states and political subdivisions	151,070	900	(3,402)	148,568
Corporate and other debt securities	22,750	113	(1,279)	21,584
Total	$455,402	$2,718	$(19,086)	$439,034

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$10,985	$—	$(285)	$10,700
U.S. government agencies and corporations	68,772	—	(8,113)	60,659
Mortgage-backed securities	197,923	69	(15,556)	182,436
Obligations of states and political subdivisions	147,532	691	(4,613)	143,610
Corporate and other debt securities	23,404	29	(2,213)	21,220
Total	$448,616	$789	$(30,780)	$418,625

The amortized cost and estimated fair value of securities at September 30, 2025, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	September 30, 2025
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$80,094	$78,338
Due after one year through five years	191,949	183,995
Due after five years through ten years	143,936	138,453
Due after ten years	39,423	38,248
Total	$455,402	$439,034

The following table presents the gross realized gains and losses on and the proceeds from the sales, maturities and calls of securities. During the three and nine months ended September 30, 2025 and 2024, there were no sales of securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Realized gains from sales, maturities and calls of securities:
Gross realized gains	$—	$—	$—	$—
Gross realized losses	—	—	—	—
Net realized losses	$—	$—	$—	$—
Proceeds from sales, maturities, calls and paydowns of securities	$19,234	$16,344	$50,567	$89,240

The Corporation pledges securities primarily to secure municipal deposits, repurchase agreements and lines of credit that provide liquidity to the Corporation and C&F Bank. Securities with an aggregate amortized cost of $99.98 million and an aggregate fair value of $93.76 million were pledged at September 30, 2025. Securities with an aggregate amortized cost of $212.92 million and an aggregate fair value of $196.10 million were pledged at December 31, 2024.

Securities in an unrealized loss position at September 30, 2025, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$4,851	$141	$4,851	$141
U.S. government agencies and corporations	—	—	59,571	5,501	59,571	5,501
Mortgage-backed securities	590	29	120,220	8,734	120,810	8,763
Obligations of states and political subdivisions	16,827	246	70,393	3,156	87,220	3,402
Corporate and other debt securities	—	—	16,971	1,279	16,971	1,279
Total	$17,417	$275	$272,006	$18,811	$289,423	$19,086

There were 491 debt securities with a fair value below the amortized cost basis, totaling $289.42 million of aggregate fair value as of September 30, 2025. The Corporation concluded that a credit loss did not exist in its securities portfolio at September 30, 2025, and no allowance for credit losses has been recognized based on the fact that (1) changes in fair value were caused primarily by fluctuations in interest rates or other market factors, such as changes in demand, (2) securities with unrealized losses had generally high credit quality, (3) the Corporation intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Corporation will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Corporation’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

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

The Corporation’s investment in restricted stock totaled $3.68 million at September 30, 2025 and $3.59 million at December 31, 2024 and consisted of Federal Home Loan Bank of Atlanta (FHLB) stock.  Restricted stock is generally viewed as a long-term investment, which is carried at cost because there is no market for the stock other than to be redeemed or repurchased by the FHLB. Therefore, when evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing any temporary decline in value. The Corporation did not consider its investment in restricted stock to be impaired at September 30, 2025 and no impairment has been recognized.

NOTE 3: Loans

The Corporation’s loans are stated at their face amount, net of deferred fees and costs and discounts, and consist of the classes of loans included in the following table. The Corporation has elected to exclude accrued interest receivable, totaling $8.53 million and $8.27 million at September 30, 2025 and December 31, 2024, respectively, from the recorded balance of loans.

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Commercial real estate	$793,765	$734,182
Commercial business	107,535	104,947
Construction - commercial real estate	119,076	132,717
Land acquisition and development	59,722	46,072
Builder lines	43,473	35,605
Construction - consumer real estate	25,366	18,799
Residential mortgage	314,868	308,809
Equity lines	71,231	62,204
Other consumer	9,943	10,270
Consumer finance - automobiles	402,535	398,651
Consumer finance - marine and recreational vehicles	60,709	68,142
Subtotal	2,008,223	1,920,398
Less allowance for credit losses	(39,446)	(40,087)
Loans, net	$1,968,777	$1,880,311

Other consumer loans included $243,000 and $255,000 of demand deposit overdrafts at September 30, 2025 and December 31, 2024, respectively.

The following table shows the aging of the Corporation’s loan portfolio, by class, at September 30, 2025.

	30-59	60-89	90+				90+ Days
	Days	Days	Days	Total			Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current[1]	Total Loans	Accruing
Commercial real estate	$—	$—	$75	$75	$793,690	$793,765	$75
Commercial business	—	101	—	101	107,434	107,535	—
Construction - commercial real estate	—	—	—	—	119,076	119,076	—
Land acquisition and development	—	—	—	—	59,722	59,722	—
Builder lines	—	—	—	—	43,473	43,473	—
Construction - consumer real estate	—	—	—	—	25,366	25,366	—
Residential mortgage	468	144	941	1,553	313,315	314,868	—
Equity lines	266	6	—	272	70,959	71,231	—
Other consumer	13	—	—	13	9,930	9,943	—
Consumer finance - automobiles	14,589	2,079	1,269	17,937	384,598	402,535	—
Consumer finance - marine and recreational vehicles	454	81	58	593	60,116	60,709	—
Total	$15,790	$2,411	$2,343	$20,544	$1,987,679	$2,008,223	$75
1	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $116,000, 30-59 days past due of $86,000, 60-89 days past due of $21,000 and 90+ days past due of $2.27 million.

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

The following table shows the Corporation’s recorded balance of loans on nonaccrual status as of September 30, 2025 and December 31, 2024. The Corporation recognized $8,000 in interest income on loans on nonaccrual status as of September 30, 2025 and had $2,000 in reversals of interest income upon placing loans on nonaccrual status during the three months ended September 30, 2025 and $19,000 in reversals of interest income upon placing consumer loans on nonaccrual status during the nine months ended September 30, 2025. All nonaccrual loans at September 30, 2025 and December 31, 2024 had an allowance for credit losses, with none individually evaluated.

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Residential mortgage	$1,164	$333
Consumer finance - automobiles	1,269	599
Consumer finance - marine and recreational vehicles	58	15
Total	$2,491	$947

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

The following tables present the amortized cost basis of loans as of September 30, 2025 and 2024 that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
		% of Total		% of Total
	Amortized	Class of	Amortized	Class of
(Dollars in thousands)	Cost	Loans	Cost	Loans
Term Extension
Commercial real estate	$—	—%	$3,545	0.4%
Total Term Extension	$—		$3,545
Total	$—	—%	$3,545	0.2%

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
		% of Total		% of Total
	Amortized	Class of	Amortized	Class of
(Dollars in thousands)	Cost	Loans	Cost	Loans
Term Extension
Commercial real estate	$96	0.0%	$96	0.0%
Residential mortgage	—	—%	336	0.1%
Total Term Extension	$96		$432

Combination Term Extension and Interest Rate Reduction
Residential mortgage	$—	—%	$18	0.0%
Total Combination Term Extension and Interest Rate Reduction	$—		$18
Total	$96	0.0%	$450	0.0%

The following tables present the financial effects of the loan modifications presented above to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Weighted-	Weighted-	Weighted-	Weighted-
	Average	Average	Average	Average
	Interest	Term	Interest	Term
	Rate	Extension	Rate	Extension
	Reduction	(in years)	Reduction	(in years)
Commercial real estate	—%	—	—%	1.1
Total	—%	—	—%	1.1

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Weighted-	Weighted-	Weighted-	Weighted-
	Average	Average	Average	Average
	Interest	Term	Interest	Term
	Rate	Extension	Rate	Extension
	Reduction	(in years)	Reduction	(in years)
Commercial real estate	—%	1.0	—%	1.0
Residential mortgage	—	—	1.51	6.9
Total	—%	1.0	1.51%	5.7

The Corporation closely monitors the performance of modified loans to understand the effectiveness of its modification efforts.  Upon the determination that all or a portion of a modified loan is uncollectible, that amount is charged against the allowance for credit losses. There were no payment defaults during the three and nine months ended September 30, 2025 and 2024 of modified loans that were modified during the previous twelve months and all were current as of September 30, 2025.

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

The following table shows the allowance for credit losses activity by loan portfolio for the nine months ended September 30, 2025 and 2024.

			Consumer
(Dollars in thousands)	Commercial	Consumer	Finance	Total
Balance at December 31, 2024	$13,347	$4,032	$22,708	$40,087
Provision charged to operations	(362)	212	8,300	8,150
Loans charged off	(35)	(167)	(11,985)	(12,187)
Recoveries of loans previously charged off	36	107	3,253	3,396
Balance at September 30, 2025	$12,986	$4,184	$22,276	$39,446

			Consumer
(Dollars in thousands)	Commercial	Consumer	Finance	Total
Balance at December 31, 2023	$12,315	$3,758	$23,578	$39,651
Provision charged to operations	1,160	440	8,100	9,700
Loans charged off	—	(293)	(11,707)	(12,000)
Recoveries of loans previously charged off	28	125	3,267	3,420
Balance at September 30, 2024	$13,503	$4,030	$23,238	$40,771

The following table presents a breakdown of the provision for credit losses for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Provision for credit losses:
Provision for loans	$3,000	$3,700	$8,150	$9,700
Provision for unfunded commitments	(100)	—	(150)	50
Total	$2,900	$3,700	$8,000	$9,750

The following table details the recorded balance of the classes of loans within the commercial and consumer loan portfolios by loan rating, which is reviewed on a quarterly basis, and year of origination as of September 30, 2025:

							Revolving	Revolving
	Term Loans Recorded Balance by Origination Year						Loans	Loans
							Recorded	Converted
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Balance	to Term[1]	Total
Commercial real estate:
Loan Rating
Pass	$44,646	$94,766	$109,201	$161,209	$124,364	$259,475	$—	$104	$793,765
Total	$44,646	$94,766	$109,201	$161,209	$124,364	$259,475	$—	$104	$793,765

Commercial business:
Loan Rating
Pass	$6,715	$8,130	$11,029	$13,327	$11,660	$28,199	$28,422	$53	$107,535
Total	$6,715	$8,130	$11,029	$13,327	$11,660	$28,199	$28,422	$53	$107,535

Construction - commercial real estate:
Loan Rating
Pass	$5,581	$65,853	$41,243	$6,399	$—	$—	$—	$—	$119,076
Total	$5,581	$65,853	$41,243	$6,399	$—	$—	$—	$—	$119,076

Land acquisition and development:
Loan Rating
Pass	$8,596	$44,532	$—	$371	$—	$6,223	$—	$—	$59,722
Total	$8,596	$44,532	$—	$371	$—	$6,223	$—	$—	$59,722

Builder lines:
Loan Rating
Pass	$24,727	$16,652	$947	$743	$—	$404	$—	$—	$43,473
Total	$24,727	$16,652	$947	$743	$—	$404	$—	$—	$43,473

Construction - consumer real estate:
Loan Rating
Pass	$12,399	$12,967	$—	$—	$—	$—	$—	$—	$25,366
Total	$12,399	$12,967	$—	$—	$—	$—	$—	$—	$25,366

Residential mortgage:
Loan Rating
Pass	$29,747	$55,123	$50,886	$73,473	$34,744	$69,171	$—	$—	$313,144
Special Mention	—	—	22	—	206	173	—	—	401
Substandard	—	—	—	—	—	159	—	—	159
Substandard Nonaccrual	—	116	832	111	—	105	—	—	1,164
Total	$29,747	$55,239	$51,740	$73,584	$34,950	$69,608	$—	$—	$314,868

Equity lines:
Loan Rating
Pass	$—	$—	$—	$—	$—	$496	$70,089	$566	$71,151
Substandard	—	—	—	—	—	—	—	80	80
Total	$—	$—	$—	$—	$—	$496	$70,089	$646	$71,231

Other consumer:
Loan Rating
Pass	$3,774	$3,024	$1,558	$1,112	$109	$319	$47	$—	$9,943
Total	$3,774	$3,024	$1,558	$1,112	$109	$319	$47	$—	$9,943

Total:
Loan Rating
Pass	$136,185	$301,047	$214,864	$256,634	$170,877	$364,287	$98,558	$723	$1,543,175
Special Mention	—	—	22	—	206	173	—	—	401
Substandard	—	—	—	—	—	159	—	80	239
Substandard Nonaccrual	—	116	832	111	—	105	—	—	1,164
Total	$136,185	$301,163	$215,718	$256,745	$171,083	$364,724	$98,558	$803	$1,544,979
1	Equity lines include $84,000 and $354,000 of revolving loans converted to term during the three and nine months ended September 30, 2025, respectively.

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

The following table details the recorded balance of the classes of loans within the consumer finance loan portfolio by credit rating at the time of origination and year of origination as of September 30, 2025:

								Revolving
	Term Loans Recorded Balance by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Loans	to Term	Total
Consumer finance - automobiles:
Credit rating[1]
Very good	$16,854	$16,592	$7,107	$5,234	$1,371	$171	$—	$—	$47,329
Good	35,906	31,446	18,967	20,272	5,866	757	—	—	113,214
Fairly good	37,269	32,726	25,381	26,624	10,771	1,947	—	—	134,718
Fair	22,281	20,802	16,153	16,726	8,353	2,513	—	—	86,828
Marginal	4,940	4,130	3,264	3,680	3,053	1,379	—	—	20,446
Total	$117,250	$105,696	$70,872	$72,536	$29,414	$6,767	$—	$—	$402,535

Consumer finance - marine and recreational vehicles:
Credit rating[1]
Very good	$1,368	$6,632	$5,229	$11,234	$6,702	$9,395	$—	$—	$40,560
Good	1,543	4,015	5,655	5,880	1,112	1,525	—	—	19,730
Fairly good	—	—	170	176	33	40	—	—	419
Total	$2,911	$10,647	$11,054	$17,290	$7,847	$10,960	$—	$—	$60,709

Total:
Credit rating[1]
Very good	$18,222	$23,224	$12,336	$16,468	$8,073	$9,566	$—	$—	$87,889
Good	37,449	35,461	24,622	26,152	6,978	2,282	—	—	132,944
Fairly good	37,269	32,726	25,551	26,800	10,804	1,987	—	—	135,137
Fair	22,281	20,802	16,153	16,726	8,353	2,513	—	—	86,828
Marginal	4,940	4,130	3,264	3,680	3,053	1,379	—	—	20,446
Total	$120,161	$116,343	$81,926	$89,826	$37,261	$17,727	$—	$—	$463,244
1	Credit ratings with a FICO score greater than 739 are considered Very Good, FICO scores ranging from 670-739 are considered Good, FICO scores ranging from 625-669 are considered Fairly Good, FICO scores ranging from 580-624 are considered Fair and FICO scores less than 580 are considered Marginal.

The following table details the recorded balance of the classes of loans within the consumer finance loan portfolio by credit rating at the time of origination and year of origination as of December 31, 2024:

								Revolving
	Term Loans Recorded Balance by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Loans	to Term	Total
Consumer finance - automobiles:
Credit rating[1]
Very good	$22,161	$10,039	$7,971	$2,359	$426	$77	$—	$—	$43,033
Good	40,296	25,730	29,455	9,402	1,574	334	—	—	106,791
Fairly good	41,881	34,058	37,486	16,935	3,213	1,602	—	—	135,175
Fair	25,796	21,278	24,379	13,260	3,674	2,194	—	—	90,581
Marginal	5,049	4,383	5,621	4,856	1,681	1,481	—	—	23,071
Total	$135,183	$95,488	$104,912	$46,812	$10,568	$5,688	$—	$—	$398,651

Consumer finance - marine and recreational vehicles:
Credit rating[1]
Very good	$8,124	$6,283	$12,670	$8,003	$7,927	$3,754	$—	$—	$46,761
Good	4,515	6,426	6,832	1,326	1,178	625	—	—	20,902
Fairly good	—	200	183	35	27	34	—	—	479
Total	$12,639	$12,909	$19,685	$9,364	$9,132	$4,413	$—	$—	$68,142

Total:
Credit rating[1]
Very good	$30,285	$16,322	$20,641	$10,362	$8,353	$3,831	$—	$—	$89,794
Good	44,811	32,156	36,287	10,728	2,752	959	—	—	127,693
Fairly good	41,881	34,258	37,669	16,970	3,240	1,636	—	—	135,654
Fair	25,796	21,278	24,379	13,260	3,674	2,194	—	—	90,581
Marginal	5,049	4,383	5,621	4,856	1,681	1,481	—	—	23,071
Total	$147,822	$108,397	$124,597	$56,176	$19,700	$10,101	$—	$—	$466,793
1	Credit ratings with a FICO score greater than 739 are considered Very Good, FICO scores ranging from 670-739 are considered Good, FICO scores ranging from 625-669 are considered Fairly Good, FICO scores ranging from 580-624 are considered Fair and FICO scores less than 580 are considered Marginal.

The following table details the current period gross charge-offs of loans by year of origination for the nine months ended September 30, 2025.

								Revolving
	Current Period Gross Charge-offs by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Loans	to Term	Total
Commercial business	$15	$—	$—	$—	$10	$10	$—	$—	$35
Residential mortgage	6	—	—	—	—	—	—	—	6
Other consumer[1]	143	14	4	—	—	—	—	—	161
Consumer finance - automobiles	265	2,001	3,027	4,293	1,629	458	—	—	11,673
Consumer finance - marine and recreational vehicles	—	70	13	168	33	28	—	—	312
Total	$429	$2,085	$3,044	$4,461	$1,672	$496	$—	$—	$12,187
1	Gross charge-offs of other consumer loans for the nine months ended September 30, 2025 included $142,000 of demand deposit overdrafts that originated in 2025.

The following table details the current period gross charge-offs of loans by year of origination for the nine months ended September 30, 2024.

								Revolving
	Current Period Gross Charge-offs by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Loans	to Term	Total
Residential mortgage	$3	$—	$—	$—	$—	$—	$—	$—	$3
Other consumer[1]	204	19	5	—	—	62	—	—	290
Consumer finance - automobiles	367	2,275	5,053	2,691	457	573	—	—	11,416
Consumer finance - marine and recreational vehicles	—	56	160	34	27	14	—	—	291
Total	$574	$2,350	$5,218	$2,725	$484	$649	$—	$—	$12,000
1	Gross charge-offs of other consumer loans for the nine months ended September 30, 2024 included $193,000 of demand deposit overdrafts that originated in 2024.

As of September 30, 2025 and December 31, 2024, the Corporation had no collateral dependent loans for which repayment was expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty.

NOTE 5: Goodwill and Other Intangible Assets

The carrying amount of goodwill was $25.19 million at September 30, 2025 and December 31, 2024. There were no changes in the recorded balance of goodwill during the three and nine months ended September 30, 2025 or 2024.

The Corporation had $959,000 and $1.15 million of other intangible assets as of September 30, 2025 and December 31, 2024, respectively. Other intangible assets were recognized in connection with the core deposits acquired from Peoples Bankshares, Incorporated in 2020 and customer relationships acquired by C&F Wealth Management in 2016.

The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets.

	September 30,		December 31,
	2025		2024
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Core deposit intangibles	$1,711	$(777)	$1,711	$(700)
Other amortizable intangibles	1,405	(1,380)	1,405	(1,269)
Total	$3,116	$(2,157)	$3,116	$(1,969)

Amortization expense was $63,000 and $66,000 for the three months ended September 30, 2025 and 2024, respectively, and $188,000 and $196,000 for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 6: Equity, Other Comprehensive Income and Earnings Per Share

Equity and Noncontrolling Interest

The Board of Directors authorized a program, effective January 1, 2025 through December 31, 2025, to repurchase up to $5.0 million of the Corporation’s common stock (the 2025 Repurchase Program). During the three and nine months ended September 30, 2025, the Corporation did not repurchase any of its common stock under the 2025 Repurchase Program.  As of September 30, 2025, there was $5.0 million remaining available for repurchases of the Corporation’s common stock under the 2025 Repurchase Program. Under the Corporation’s previous share repurchase program, effective January 1,

2024 through December 31, 2024 (the 2024 Repurchase Program), the Corporation repurchased $3.24 million and $7.27 million of its common stock during the three and nine months ended September 30, 2024, respectively.

Additionally, during the nine months ended September 30, 2025 and 2024, the Corporation withheld 5,502 shares and 9,316 shares of its common stock, respectively, from employees to satisfy tax withholding obligations upon vesting of restricted stock.

Noncontrolling interest represents an ownership interest in C&F Select LLC, a subsidiary of C&F Mortgage, held by an unrelated investor.

Accumulated Other Comprehensive Income (Loss), Net

Changes in each component of accumulated other comprehensive loss were as follows for the three months ended September 30, 2025 and 2024.

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at June 30, 2025	$(19,905)	$(1,806)	$410	$(21,301)

Other comprehensive income (loss) arising during the period	8,829	—	(93)	8,736
Related income tax effects	(1,855)	—	24	(1,831)
	6,974	—	(69)	6,905

Reclassifications into net income	—	(6)	(1)	(7)
Related income tax effects	—	2	—	2
	—	(4)	(1)	(5)

Other comprehensive income (loss), net of tax	6,974	(4)	(70)	6,900

Accumulated other comprehensive (loss) income at September 30, 2025	$(12,931)	$(1,810)	$340	$(14,401)

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at June 30, 2024	$(25,439)	$(2,736)	$1,076	$(27,099)

Other comprehensive income (loss) arising during the period	10,453	—	(864)	9,589
Related income tax effects	(2,195)	—	222	(1,973)
	8,258	—	(642)	7,616

Reclassifications into net income	—	20	—	20
Related income tax effects	—	(4)	—	(4)
	—	16	—	16

Other comprehensive income (loss), net of tax	8,258	16	(642)	7,632

Accumulated other comprehensive (loss) income at September 30, 2024	$(17,181)	$(2,720)	$434	$(19,467)

Changes in each component of accumulated other comprehensive loss were as follows for the nine months ended September 30, 2025 and 2024.

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at December 31, 2024	$(23,693)	$(1,797)	$886	$(24,604)

Other comprehensive income (loss) arising during the period	13,624	—	(752)	12,872
Related income tax effects	(2,862)	—	194	(2,668)
	10,762	—	(558)	10,204

Reclassifications into net income	—	(17)	16	(1)
Related income tax effects	—	4	(4)	—
	—	(13)	12	(1)

Other comprehensive income (loss), net of tax	10,762	(13)	(546)	10,203

Accumulated other comprehensive (loss) income at September 30, 2025	$(12,931)	$(1,810)	$340	$(14,401)

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at December 31, 2023	$(25,002)	$(2,752)	$1,067	$(26,687)

Other comprehensive income (loss) arising during the period	9,900	—	(847)	9,053
Related income tax effects	(2,079)	—	218	(1,861)
	7,821	—	(629)	7,192

Reclassifications into net income	—	40	(5)	35
Related income tax effects	—	(8)	1	(7)
	—	32	(4)	28

Other comprehensive income (loss), net of tax	7,821	32	(633)	7,220

Accumulated other comprehensive (loss) income at September 30, 2024	$(17,181)	$(2,720)	$434	$(19,467)

The following table provides information regarding reclassifications from accumulated other comprehensive loss into net income for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,		Line Item In the Consolidated
(Dollars in thousands)	2025	2024	2025	2024	Statements of Income
Defined benefit plan:[1]
Reclassification of recognized net actuarial losses into net income	(11)	(38)	(34)	(92)	Noninterest expenses - Other
Amortization of prior service credit into net income	17	18	51	52	Noninterest expenses - Other
Related income tax effects	(2)	4	(4)	8	Income tax expense
	4	(16)	13	(32)	Net of tax

Cash flow hedges:
Amortization of hedging gains into net income	1	—	(16)	5	Interest expense - Trust preferred capital notes
Related income tax effects	—	—	4	(1)	Income tax expense
	1	—	(12)	4	Net of tax

Total	$5	$(16)	$1	$(28)
1	See “Note 8: Employee Benefit Plans,” for additional information.

Earnings Per Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2025	2024
Net income attributable to C&F Financial Corporation	$7,075	$5,389
Weighted average shares outstanding—basic and diluted	3,238,057	3,258,420

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
Net income attributable to C&F Financial Corporation	$20,134	$13,797
Weighted average shares outstanding—basic and diluted	3,237,256	3,323,942

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

	2025
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2024	119,778	$54.56
Granted	14,080	75.75
Vested	(20,985)	47.73
Forfeited	(6,510)	57.59
Unvested, September 30, 2025	106,363	58.53

	2024
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2023	135,694	$52.13
Granted	17,975	46.81
Vested	(32,061)	49.13
Forfeited	(1,435)	53.69
Unvested, September 30, 2024	120,173	52.12

The fair value of shares that vested during the three and nine months ended September 30, 2025 was $64,000 and $1.51 million, respectively, and was $19,000 and $1.68 million, respectively, during the three and nine months ended September 30, 2024. Compensation is accounted for using the fair value of the Corporation’s common stock on the date the restricted shares are awarded. Compensation expense, net of forfeitures, is charged to income ratably over the required service periods and was $444,000 ($330,000 after income taxes) and $1.36 million ($916,000 after income taxes) for the three and nine months ended September 30, 2025, respectively. Compensation expense, net of forfeitures, was $485,000 ($347,000 after income taxes) and $1.46 million ($1.01 million after income taxes) for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, there was $2.98 million of total unrecognized compensation cost related to restricted stock granted under the plans, which is expected to be recognized through 2030, with a weighted-average remaining service period of 2.5 years.

NOTE 8: Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost for the Bank’s non-contributory cash balance pension plan.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Components of net periodic benefit cost:
Service cost, included in salaries and employee benefits	$330	$339	$990	$1,076

Other components of net periodic benefit cost:
Interest cost	216	203	648	582
Expected return on plan assets	(360)	(346)	(1,082)	(1,031)
Amortization of prior service credit	(17)	(18)	(51)	(52)
Recognized net actuarial losses	11	38	34	92
Other components of net periodic benefit cost, included in other noninterest expense	(150)	(123)	(451)	(409)

Net periodic benefit cost	$180	$216	$539	$667

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At September 30, 2025 and December 31, 2024, the Corporation’s entire securities portfolio was comprised of investments in debt securities classified as available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are ICE Data Services (ICE), LSEG, and Bloomberg Valuation Service (BVAL).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. ICE provides evaluated prices for the Corporation’s obligations of states and political subdivisions category of securities.  ICE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  LSEG and BVAL provide evaluated prices for the Corporation’s U.S. treasury, government agencies and corporations, mortgage-backed, and corporate categories of securities.  U.S. treasury securities and fixed-rate callable securities of U.S. government agencies and corporations are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate category is benchmarked to relative to-be-announced mortgage-backed securities (TBA securities) or other benchmark prices. TBA securities prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables. Fixed-rate securities issued by the Small Business Association in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.

Other investments. The Corporation holds equity investments in funds that provide debt and equity financing to small businesses. These investments are recorded at fair value and included in other assets in the Consolidated Balance Sheets.  Changes in fair value are recognized in “Investment income from other equity interests” on the Consolidated Statements of Income. The funds are managed by investment companies, and the net asset value of each fund is reported regularly by the investment companies. At September 30, 2025 and December 31, 2024, the combined fair value of these investments was $1.68 million and $1.66 million, respectively.  These investments, measured at net asset value, are not presented in the tables below related to fair value measurements. Changes in fair value of these investments resulted in the recognition of unrealized gains of $34,000 and $105,000 for the three and nine months ended September 30, 2025, respectively, and unrealized gains of $140,000 and $238,000 for the three and nine months ended September 30, 2024, respectively.

The Corporation also holds certain equity investments consisting of equity interests in an independent insurance agency and a full service title and settlement agency (collectively, the agencies). These investments are subject to contractual sale restrictions that only permit the sale of the investments back to the agencies themselves.  At September 30, 2025 and December 31, 2024, the fair value of these investments was $4.25 million and $4.17 million, respectively. These investments are recorded at fair value based on the contractual redemption value of the Corporation’s proportionate share of the agencies’ equity.  Changes in fair value are recognized in “Investment income from other equity interests” on the Consolidated Statements of Income and resulted in the recognition of unrealized gains of $162,000 and $426,000 for the three and nine months ended September 30, 2025, respectively, and resulted in the recognition of unrealized gains of $194,000 and $433,000 for the three and nine months ended September 30, 2024, respectively. The Corporation’s investments in these agencies are classified as Level 2.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis. The fair value of forward sales of mortgage loans were not material to the consolidated financial statements of the Corporation at September 30, 2025 or December 31, 2024.

	September 30, 2025
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$4,851	$—	$4,851
U.S. government agencies and corporations	—	59,571	—	59,571
Mortgage-backed securities	—	204,460	—	204,460
Obligations of states and political subdivisions	—	148,568	—	148,568
Corporate and other debt securities	—	21,584	—	21,584
Total securities available for sale	—	439,034	—	439,034
Loans held for sale	—	33,478	—	33,478
Other investments	—	4,245	—	4,245
Rabbi trust assets	17,274	—	—	17,274
Derivatives
IRLC	—	805	—	805
Interest rate swaps on loans	—	2,735	—	2,735
Cash flow hedges	—	664	—	664
Total assets	$17,274	$480,961	$—	$498,235

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$2,735	$—	$2,735
Cash flow hedges	—	225	—	225
Total liabilities	$—	$2,960	$—	$2,960

	December 31, 2024
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$10,700	$—	$10,700
U.S. government agencies and corporations	—	60,659	—	60,659
Mortgage-backed securities	—	182,436	—	182,436
Obligations of states and political subdivisions	—	143,610	—	143,610
Corporate and other debt securities	—	21,220	—	21,220
Total securities available for sale	—	418,625	—	418,625
Loans held for sale	—	20,112	—	20,112
Other investments	—	4,167	—	4,167
Rabbi trust assets	15,574	—	—	15,574
Derivatives
IRLC	—	585	—	585
Interest rate swaps on loans	—	4,636	—	4,636
Cash flow hedges	—	1,169	—	1,169
Total assets	$15,574	$449,294	$—	$464,868

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$4,636	$—	$4,636
Total liabilities	$—	$4,636	$—	$4,636

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

OREO. At September 30, 2025 and December 31, 2024, OREO was comprised of a property previously used by the Bank as a branch, which was consolidated into a nearby branch in 2024. OREO is held for sale and initially recorded at fair value less estimated costs to sell. Initial fair value is based upon appraisals the Corporation obtains from independent licensed appraisers or recent sales of similar properties and general market conditions. Subsequently, management periodically performs valuations of the assets based on updated appraisals, general market conditions, recent sales of similar properties, length of time the properties have been held, and our ability and intent with regard to continued ownership of the properties. The Corporation may incur additional write-downs of OREO to fair value less estimated costs to sell if valuations indicate a further deterioration in market conditions. As such, the Corporation records OREO as a nonrecurring fair value measurement classified as Level 3.

The following tables present the balances of assets measured at fair value on a nonrecurring basis at September 30, 2025 and December 31, 2024.

	September 30, 2025
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

	Carrying	Fair Value Measurements at September 30, 2025 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$97,368	$96,091	$1,277	$—	$97,368
Securities available for sale	439,034	—	439,034	—	439,034
Loans, net	1,968,777	—	—	1,954,039	1,954,039
Loans held for sale	33,478	—	33,478	—	33,478
Other investments	4,245	—	4,245	—	4,245
Rabbi trust assets	17,274	17,274	—	—	17,274
Derivatives
IRLC	805	—	805	—	805
Interest rate swaps on loans	2,735	—	2,735	—	2,735
Cash flow hedges	664	—	664	—	664
Bank-owned life insurance	21,547	—	21,547	—	21,547
Accrued interest receivable	10,965	10,965	—	—	10,965
Financial liabilities:
Demand and savings deposits	1,428,280	1,428,280	—	—	1,428,280
Time deposits	869,755	—	870,380	—	870,380
Borrowings	105,484	—	101,744	—	101,744
Derivatives
Interest rate swaps on loans	2,735	—	2,735	—	2,735
Cash flow hedges	225	—	225	—	225
Accrued interest payable	4,814	4,814	—	—	4,814

	Carrying	Fair Value Measurements at December 31, 2024 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$66,853	$65,586	$1,265	$—	$66,851
Securities available for sale	418,625	—	418,625	—	418,625
Loans, net	1,880,311	—	—	1,838,887	1,838,887
Loans held for sale	20,112	—	20,112	—	20,112
Other investments	4,167	—	4,167	—	4,167
Rabbi trust assets	15,574	15,574	—	—	15,574
Derivatives
IRLC	585	—	585	—	585
Interest rate swaps on loans	4,636	—	4,636	—	4,636
Cash flow hedges	1,169	—	1,169	—	1,169
Bank-owned life insurance	21,191	—	21,191	—	21,191
Accrued interest receivable	10,592	10,592	—	—	10,592
Financial liabilities:
Demand and savings deposits	1,352,531	1,352,531	—	—	1,352,531
Time deposits	818,329	—	819,276	—	819,276
Borrowings	114,440	—	105,533	—	105,533
Derivatives
Interest rate swaps on loans	4,636	—	4,636	—	4,636
Accrued interest payable	4,403	4,403	—	—	4,403

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

	Three Months Ended September 30, 2025
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$25,610	$625	$12,404	$—	$144	$38,783
Interest expense	10,498	—	—	1,111	—	11,609
Net interest income before allocation	15,112	625	12,404	(1,111)	144	27,174
Net interest allocation[1]	6,080	(287)	(5,793)	—	—	—
Net interest income	21,192	338	6,611	(1,111)	144	27,174
Gain on sales of loans	—	2,074	—	—	(178)	1,896
Other noninterest income	4,430	1,546	149	874	(51)	6,948
Net revenue	25,622	3,958	6,760	(237)	(85)	36,018

Provision for credit losses	(100)	—	3,000	—	—	2,900

Salaries and employee benefits	9,503	1,899	1,934	1,084	—	14,420
Occupancy expense	1,878	222	145	—	—	2,245
Data processing	2,365	324	327	10	—	3,026
Professional fees	642	83	168	8	—	901
Insurance expense	350	15	34	—	—	399
Marketing and advertising expenses	496	152	12	—	—	660
Loan processing and collection expenses	46	335	450	—	—	831
Provision for indemnifications	—	(75)	—	—	—	(75)
Other segment items[2]	1,310	144	369	72	(12)	1,883
Total noninterest expense	16,590	3,099	3,439	1,174	(12)	24,290

Income (loss) before taxes	9,132	859	321	(1,411)	(73)	8,828
Income tax expense (benefit)	1,754	218	90	(331)	(16)	1,715
Net income (loss)	$7,378	$641	$231	$(1,080)	$(57)	$7,113

Other data:
Capital expenditures	$698	$42	$—	$—	$—	$740
Depreciation and amortization	851	38	79	—	—	968
1	Interest expense is allocated to the mortgage banking and consumer finance segments through borrowings from the community banking segment.
2	Other segment items for each reportable segment include:
a.	Community banking – licenses and other taxes expense, travel and education expense, telecommunications expense, other real estate owned losses and expense, net periodic pension cost, office supplies, and certain overhead expenses.
b.	Mortgage banking – licenses and other taxes expense, travel and education expense, telecommunications expense, office supplies, and certain overhead expenses.
c.	Consumer finance – licenses and taxes other expense, travel and education expense, telecommunications expense, payment processing expense, office supplies, and certain overhead expenses.

	Three Months Ended September 30, 2024
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$22,755	$597	$12,676	$—	$103	$36,131
Interest expense	10,822	—	—	620	—	11,442
Net interest income before allocation	11,933	597	12,676	(620)	103	24,689
Net interest allocation[1]	6,332	(307)	(6,025)	—	—	—
Net interest income	18,265	290	6,651	(620)	103	24,689
Gain on sales of loans	—	1,704	—	—	121	1,825
Other noninterest income	4,599	1,203	197	1,019	(71)	6,947
Net revenue	22,864	3,197	6,848	399	153	33,461

Provision for credit losses	700	—	3,000	—	—	3,700

Salaries and employee benefits	8,860	1,829	2,007	1,225	—	13,921
Occupancy expense	1,723	203	165	—	—	2,091
Data processing	2,307	256	322	8	—	2,893
Professional fees	682	30	99	57	—	868
Insurance expense	349	31	35	—	—	415
Marketing and advertising expenses	332	122	6	—	—	460
Loan processing and collection expenses	84	244	390	—	—	718
Provision for indemnifications	—	(100)	—	—	—	(100)
Other segment items[2]	1,250	110	394	88	(17)	1,825
Total noninterest expense	15,587	2,725	3,418	1,378	(17)	23,091

Income (loss) before taxes	6,577	472	430	(979)	170	6,670
Income tax expense (benefit)	1,240	121	119	(265)	35	1,250
Net income (loss)	$5,337	$351	$311	$(714)	$135	$5,420

Other data:
Capital expenditures	$2,026	$6	$—	$—	$—	$2,032
Depreciation and amortization	843	18	84	—	—	945
1	Interest expense is allocated to the mortgage banking and consumer finance segments through borrowings from the community banking segment.
2	Other segment items for each reportable segment include:
a.	Community banking – licenses and other taxes expense, travel and education expense, telecommunications expense, other real estate owned losses and expense, net periodic pension cost, office supplies, and certain overhead expenses.
b.	Mortgage banking – licenses and other taxes expense, travel and education expense, telecommunications expense, office supplies, and certain overhead expenses.
c.	Consumer finance – licenses and taxes other expense, travel and education expense, telecommunications expense, payment processing expense, office supplies, and certain overhead expenses.

	Nine Months Ended September 30, 2025
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$73,372	$1,696	$36,671	$—	$439	$112,178
Interest expense	31,022	—	—	2,464	—	33,486
Net interest income before allocation	42,350	1,696	36,671	(2,464)	439	78,692
Net interest allocation[1]	17,944	(733)	(17,211)	—	—	—
Net interest income	60,294	963	19,460	(2,464)	439	78,692
Gain on sales of loans	—	6,632	—	—	(431)	6,201
Other noninterest income	13,038	4,382	475	2,321	(152)	20,064
Net revenue	73,332	11,977	19,935	(143)	(144)	104,957

Provision for credit losses	(300)	—	8,300	—	—	8,000

Salaries and employee benefits	28,203	5,662	5,929	2,955	—	42,749
Occupancy expense	5,377	725	435	—	—	6,537
Data processing	7,007	908	938	28	—	8,881
Professional fees	2,046	176	394	207	—	2,823
Insurance expense	1,111	82	113	—	—	1,306
Marketing and advertising expenses	1,295	417	26	—	—	1,738
Loan processing and collection expenses	114	892	1,253	—	—	2,259
Provision for indemnifications	—	(135)	—	—	—	(135)
Other segment items[2]	3,944	502	1,169	253	(47)	5,821
Total noninterest expense	49,097	9,229	10,257	3,443	(47)	71,979

Income (loss) before taxes	24,535	2,748	1,378	(3,586)	(97)	24,978
Income tax expense (benefit)	4,596	691	382	(945)	(21)	4,703
Net income (loss)	$19,939	$2,057	$996	$(2,641)	$(76)	$20,275

Other data:
Capital expenditures	1,416	157	—	—	—	1,573
Depreciation and amortization	2,604	110	238	—	—	2,952
1.	Interest expense is allocated to the mortgage banking and consumer finance segments through borrowings from the community banking segment.
2.	Other segment items for each reportable segment include:
a.	Community banking – licenses and other taxes expense, travel and education expense, telecommunications expense, other real estate owned losses and expense, net periodic pension cost, office supplies, and certain overhead expenses.
b.	Mortgage banking – licenses and other taxes expense, travel and education expense, telecommunications expense, office supplies, and certain overhead expenses.
c.	Consumer finance – licenses and taxes other expense, travel and education expense, telecommunications expense, payment processing expense, office supplies, and certain overhead expenses.

	Nine Months Ended September 30, 2024
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$64,374	$1,411	$37,084	$—	$282	$103,151
Interest expense	29,768	—	—	1,708	—	31,476
Net interest income before allocation	34,606	1,411	37,084	(1,708)	282	71,675
Net interest allocation[1]	18,317	(595)	(17,722)	—	—	—
Net interest income	52,923	816	19,362	(1,708)	282	71,675
Gain on sales of loans	—	5,048	—	—	(234)	4,814
Other noninterest income	12,874	3,443	678	1,978	(199)	18,774
Net revenue	65,797	9,307	20,040	270	(151)	95,263

Provision for credit losses	1,650	—	8,100	—	—	9,750

Salaries and employee benefits	27,420	5,392	6,188	2,625	—	41,625
Occupancy expense	5,139	670	477	—	—	6,286
Data processing	6,903	743	1,005	34	—	8,685
Professional fees	2,091	70	249	257	—	2,667
Insurance expense	1,036	81	113	—	—	1,230
Marketing and advertising expenses	588	328	28	—	—	944
Loan processing and collection expenses	185	678	1,158	—	—	2,021
Provision for indemnifications	—	(375)	—	—	—	(375)
Other segment items[2]	3,791	351	1,145	291	(47)	5,531
Total noninterest expense	47,153	7,938	10,363	3,207	(47)	68,614

Income (loss) before taxes	16,994	1,369	1,577	(2,937)	(104)	16,899
Income tax expense (benefit)	3,074	348	435	(825)	(22)	3,010
Net income (loss)	$13,920	$1,021	$1,142	$(2,112)	$(82)	$13,889

Other data:
Capital expenditures	2,842	103	111	—	—	3,056
Depreciation and amortization	2,536	52	253	—	—	2,841
1.	Interest expense is allocated to the mortgage banking and consumer finance segments through borrowings from the community banking segment.
2.	Other segment items for each reportable segment include:
a.	Community banking – licenses and other taxes expense, travel and education expense, telecommunications expense, other real estate owned losses and expense, net periodic pension cost, office supplies, and certain overhead expenses.
b.	Mortgage banking – licenses and other taxes expense, travel and education expense, telecommunications expense, office supplies, and certain overhead expenses.
c.	Consumer finance – licenses and taxes other expense, travel and education expense, telecommunications expense, payment processing expense, office supplies, and certain overhead expenses.

	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
At September 30, 2025:
Total assets	$2,598,198	$43,606	$468,747	$41,016	$(440,275)	$2,711,292
Total loans held for investment, net	1,525,136	—	440,968	—	2,673	1,968,777
Total loans held for sale	—	36,169	—	—	(2,691)	33,478
Total deposits	2,311,111	—	—	—	(13,076)	2,298,035

At December 31, 2024:
Total assets	$2,449,641	$29,837	$472,672	$31,823	$(420,599)	$2,563,374
Total loans held for investment, net	1,434,446	—	444,085	—	1,780	1,880,311
Total loans held for sale	—	21,906	—	—	(1,794)	20,112
Total deposits	2,186,139	—	—	—	(15,279)	2,170,860

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of loan commitments at the Bank was $449.28 million at September 30, 2025 and $469.77 million at December 31, 2024, which does not include IRLCs at the mortgage banking segment, which are discussed in Note 12. Off balance sheet credit exposures, including loan commitments, are not recorded on balance sheet, but expected credit losses arising from off balance sheet credit exposures are recorded as a reserve for unfunded commitments and reported in Other Liabilities. The following table presents the Corporation’s reserve for unfunded commitments for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Balance at the beginning of period	$1,750	$1,700	$1,800	$1,650
Provision charged to operations	(100)	—	(150)	50
Total	$1,650	$1,700	$1,650	$1,700

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $21.15 million at September 30, 2025 and $18.79 million at December 31, 2024.

The mortgage banking segment sells the majority of the residential mortgage loans it originates to third-party investors. Additionally, the community banking segment purchases residential mortgage loans from the mortgage banking segment under terms and conditions similar to third-party investors. As is customary in the industry, the agreements with these investors require the mortgage banking segment to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the investors are entitled to make loss claims and repurchase requests of the mortgage banking segment for loans that contain covered deficiencies. The mortgage banking segment has obtained early payment default recourse waivers for a portion of its business. Recourse periods for early payment default for the remaining investors vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. The mortgage banking segment maintains an allowance for indemnifications that represents management’s estimate of losses that are probable of arising under these recourse provisions. As performance data for loans that have been sold is not made available to the mortgage banking segment by the investors, the estimate of potential losses is inherently subjective and is based on historical indemnification payments and management’s assessment of current conditions that may contribute to indemnified losses on mortgage loans that have been sold in the secondary market.  For the three and nine months ended September 30, 2025, the Corporation recorded a net reversal of provision for indemnifications of $75,000 and $135,000, respectively, compared to a net reversal of provision for indemnifications of $100,000 and $375,000, respectively, for the three and nine months ended September 30, 2024, which is included in “Noninterest Expenses – Other” on the Consolidated Statements of Income. No indemnification payments were made during the three and nine months ended September 30,

2025 and 2024. The allowance for indemnifications was $1.21 million and $1.35 million at September 30, 2025 and December 31, 2024, respectively.

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

Cash flow hedges.  The Corporation designates interest rate swaps as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Corporation’s trust preferred capital notes. These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Corporation’s borrowings for fixed-rate interest payments.  Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Corporation assesses the effectiveness of each hedging relationship quarterly. If the Corporation determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of September 30, 2025, the Corporation has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2026 and June 2029.

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

At September 30, 2025, the mortgage banking segment had $62.33 million of IRLCs and $33.48 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $95.81 million in mortgage loans.

At December 31, 2024, the mortgage banking segment had $39.29 million of IRLCs and $20.11 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $59.40 million in mortgage loans.

The following tables summarize key elements of the Corporation’s derivative instruments.

	September 30, 2025
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$664	$225
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	83,947	287	2,448
Matched interest rate swaps with counterparty	83,947	2,448	287
Mortgage banking contracts:
IRLCs	62,330	805	—

	December 31, 2024
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$1,169	$—
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	77,820	—	4,636
Matched interest rate swaps with counterparty	77,820	4,636	—
Mortgage banking contracts:
IRLCs	39,291	585	—

The Corporation and the Bank are required to maintain cash collateral with dealer counterparties for interest rate swap relationships in a loss position.  At both September 30, 2025 and December 31, 2024, there was no cash collateral maintained with dealer counterparties.

NOTE 13: Other Noninterest Expenses

The following table presents the significant components in the Consolidated Statements of Income line “Noninterest Expenses-Other.”

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Telecommunication expenses	$313	$372	$1,011	$1,142
Licenses and taxes expense	284	243	884	729
Travel and educational expenses	312	221	883	747
Postage and courier expenses	264	232	812	777
Other components of net periodic pension cost	(150)	(123)	(451)	(409)
Provision for indemnifications	(75)	(100)	(135)	(375)
All other noninterest expenses	860	880	2,682	2,545
Total	$1,808	$1,725	$5,686	$5,156

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

TABLE 1: Financial Performance Highlights

(Dollars in thousands, except for per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income (Loss):
Community Banking	$7,378	$5,337	$19,939	$13,920
Mortgage Banking	641	351	2,057	1,021
Consumer Finance	231	311	996	1,142
Other	(1,137)	(579)	(2,717)	(2,194)
Consolidated net income	$7,113	$5,420	$20,275	$13,889

Earnings per share - basic and diluted	$2.18	$1.65	$6.22	$4.15

Annualized return on average assets	1.06%	0.86%	1.02%	0.75
Annualized return on average equity	11.60%	9.74%	11.36%	8.47%
Annualized return on average tangible common equity (ROTCE)[1]	13.07%	11.16%	12.84%	9.74%
[1]

Refer to “Use of Certain Non-GAAP Financial Measures,” below, for information about these non-GAAP financial measures, including a quantitative reconciliation to the most directly comparable financial measures calculated in accordance with GAAP.

Consolidated net income increased $1.7 million and $6.4 million for the third quarter and first nine months of 2025 compared to the same periods in 2024 due to higher net income at the community banking and mortgage banking segments, partially offset by lower net income at the consumer finance segment. A discussion of the performance of our business segments is included under the heading “Business Segments” in the “Results of Operations” section of this discussion and analysis.

Key factors affecting comparison for the third quarter and first nine months of 2025 are as follows.

●	Community banking segment loans grew $91.4 million, or 8.4 percent annualized, compared to December 31, 2024;
●	Consumer finance segment loans decreased $3.5 million, or 1.0 percent annualized, compared to December 31, 2024;
●	Deposits increased $127.2 million, or 7.8 percent annualized, compared to December 31, 2024;
●	Consolidated annualized net interest margin was 4.24 percent for the third quarter of 2025 compared to 4.13 percent for the third quarter of 2024 and 4.27 percent in the second quarter of 2025;
●	The community banking segment recorded a net reversal of provision for credit losses of $100,000 and $300,000 for the third quarter and first nine months of 2025, respectively, compared to a provision for credit losses of $700,000 and $1.7 million for the same periods in 2024, respectively;
●	The consumer finance segment recorded provision for credit losses of $3.0 million and $8.3 million for the third quarter and first nine months of 2025, respectively, compared to $3.0 million and $8.1 million for the same periods in 2024, respectively;
●	The consumer finance segment experienced net charge-offs at an annualized rate of 2.68 percent and 2.51 percent of average total loans for the third quarter and first nine months of 2025, respectively, compared to 2.65 percent and 2.36 percent for the same periods of 2024;
●	Mortgage banking segment loan originations increased $10.1 million, or 6.4 percent, to $167.0 million for the third quarter of 2025 compared to the third quarter of 2024 and decreased $46.5 million, or 21.8 percent compared to the second quarter of 2025; and
●	The Corporation expanded into Southwest Virginia with the opening of a new loan production office in Roanoke in July 2025.

Capital Management and Dividends

Total equity was $253.9 million at September 30, 2025 compared to $227.0 million at December 31, 2024. Under regulatory capital standards, the Corporation’s tier 1 risk-based capital and total risk-based capital ratios at September 30, 2025 were 12.2 percent and 15.3 percent, respectively, compared to 11.9 percent and 14.1 percent, respectively, at December 31, 2024. At September 30, 2025, the book value per share of the Corporation’s common stock was $78.23 and tangible book value per share, which is a non-GAAP financial measure, was $70.15, compared to $70.00 and $61.86, respectively, at December 31, 2024.

Total equity increased $26.9 million at September 30, 2025 compared to December 31, 2024 due primarily to net income and lower net unrealized losses in the market value of securities available for sale, which are recognized as a component of other comprehensive income, partially offset by dividends paid on the Corporation’s common stock. The Corporation’s securities available for sale are fixed income debt securities and their net unrealized loss position is a result of increased market interest rates since they were purchased. The Corporation expects to recover its investments in debt securities through scheduled payments of principal and interest. Unrealized losses are not expected to affect the earnings or regulatory capital of the Corporation or C&F Bank. The accumulated other comprehensive loss related to the Corporation’s securities available for sale, net of deferred income taxes, decreased to $12.9 million at September 30, 2025, compared to $23.7 million at December 31, 2024 due primarily to fluctuations in debt security market interest rates and a decrease in the balance of securities available for sale in an unrealized loss position as a result of maturities, calls and paydowns.

The Corporation’s Board of Directors declared a quarterly cash dividend of 46 cents per share during the third quarter of 2025, which was paid on October 1, 2025. This dividend represents a payout ratio of 21.1 percent of earnings per share for the third quarter of 2025. The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital levels and requirements and expected future earnings. In making its decision on the payment of dividends on the Corporation’s common stock, the Corporation’s Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, growth expectations and other factors.

The Corporation has a share repurchase program that was authorized by the Board of Directors to repurchase up to $5.0 million of the Corporation’s common stock, effective January 1, 2025 through December 31, 2025 (the 2025 Repurchase Program).  During the third quarter and first nine months of 2025, the Corporation did not make any repurchases of its common stock under the 2025 Repurchase Program.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three and nine months ended September 30, 2025 and 2024. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented. Average balances of securities available for sale are included at amortized cost. Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect.

TABLE 2: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended September 30,
	2025			2024
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans:
Community banking segment	$1,538,149	$21,706	5.60%	$1,411,337	$19,797	5.58%
Mortgage banking segment	37,596	625	6.60	40,232	597	5.90
Consumer finance segment	463,761	12,404	10.61	481,124	12,676	10.48
Total loans	2,039,506	34,735	6.76	1,932,693	33,070	6.81
Securities:
Taxable	338,354	2,391	2.82	318,834	1,828	2.29
Tax-exempt	122,605	1,256	4.10	119,253	1,130	3.79
Total securities	460,959	3,647	3.16	438,087	2,958	2.70
Interest-bearing deposits in other banks	74,629	719	3.83	38,756	389	3.99
Total earning assets	2,575,094	39,101	6.03	2,409,536	36,417	6.02
Allowance for credit losses	(40,389)			(40,879)
Total non-earning assets	156,558			158,063
Total assets	$2,691,263			$2,526,720

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$312,095	448	0.57	$323,019	540	0.67
Savings and money market deposit accounts	545,055	1,778	1.29	472,206	1,127	0.95
Time deposits	865,439	7,725	3.54	801,669	8,524	4.23
Total interest-bearing deposits	1,722,589	9,951	2.29	1,596,894	10,191	2.54
Borrowings:
Repurchase agreements	11,850	40	1.34	27,207	117	1.72
Other borrowings	113,462	1,618	5.71	93,961	1,134	4.83
Total borrowings	125,312	1,658	5.30	121,168	1,251	4.13
Total interest-bearing liabilities	1,847,901	11,609	2.50	1,718,062	11,442	2.65
Noninterest-bearing demand deposits	555,090			537,796
Other liabilities	43,054			48,330
Total liabilities	2,446,045			2,304,188
Equity	245,218			222,532
Total liabilities and equity	$2,691,263			$2,526,720
Net interest income		$27,492			$24,975
Interest rate spread			3.53%			3.37%
Interest expense to average earning assets			1.79%			1.89%
Net interest margin			4.24%			4.13%

	Nine Months Ended September 30,
	2025			2024
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans:
Community banking segment	$1,501,919	$62,562	5.57%	$1,357,962	55,671	5.48%
Mortgage banking segment	34,898	1,696	6.50	30,759	1,411	6.13
Consumer finance segment	464,487	36,671	10.56	477,768	37,084	10.37
Total loans	2,001,304	100,929	6.74	1,866,489	94,166	6.74
Securities:
Taxable	339,938	6,909	2.71	340,297	$5,665	2.22
Tax-exempt	120,653	3,614	3.99	119,931	3,368	3.74
Total securities	460,591	10,523	3.05	460,228	9,033	2.62
Interest-bearing deposits in other banks	59,633	1,634	3.66	30,197	811	3.59
Total earning assets	2,521,528	113,086	5.99	2,356,914	104,010	5.89
Allowance for credit losses	(40,759)			(40,670)
Total non-earning assets	156,147			155,935
Total assets	$2,636,916			$2,472,179

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$319,039	$1,524	0.64%	$326,540	$1,569	0.64%
Savings and money market deposit accounts	519,113	4,513	1.16	477,137	3,262	0.91
Time deposits	839,431	23,236	3.70	753,114	23,140	4.10
Total interest-bearing deposits	1,677,583	29,273	2.33	1,556,791	27,971	2.40
Borrowings:
Repurchase agreements	21,261	236	1.48	26,774	325	1.62
Other borrowings	102,147	3,977	5.19	91,024	3,180	4.66
Total borrowings	123,408	4,213	4.55	117,798	3,505	3.97
Total interest-bearing liabilities	1,800,991	33,486	2.49	1,674,589	31,476	2.51
Noninterest-bearing demand deposits	556,305			533,113
Other liabilities	41,622			45,835
Total liabilities	2,398,918			2,253,537
Equity	237,998			218,642
Total liabilities and equity	$2,636,916			$2,472,179
Net interest income		$79,600			$72,534
Interest rate spread			3.50%			3.38%
Interest expense to average earning assets			1.78%			1.78%
Net interest margin			4.21%			4.11%

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

TABLE 3: Rate-Volume Recap

	Three Months Ended September 30, 2025 from 2024
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans:
Community banking segment	$73	$1,836	$1,909
Mortgage banking segment	68	(40)	28
Consumer finance segment	165	(437)	(272)
Securities:
Taxable	445	118	563
Tax-exempt	93	33	126
Interest-bearing deposits in other banks	(17)	347	330
Total interest income	827	1,857	2,684
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	(75)	(17)	(92)
Savings and money market deposit accounts	455	196	651
Time deposits	(1,451)	652	(799)
Total interest-bearing deposits	(1,071)	831	(240)
Borrowings:
Repurchase agreements	(22)	(55)	(77)
Other borrowings	227	257	484
Total interest expense	(866)	1,033	167
Change in net interest income	$1,693	$824	$2,517

	Nine Months Ended September 30, 2025 from 2024
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans:
Community banking segment	$924	$5,967	$6,891
Mortgage banking segment	88	197	285
Consumer finance segment	654	(1,067)	(413)
Securities:
Taxable	1,250	(6)	1,244
Tax-exempt	226	20	246
Interest-bearing deposits in other banks	16	807	823
Total interest income	3,158	5,918	9,076
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	—	(45)	(45)
Savings and money market deposit accounts	947	304	1,251
Time deposits	(2,390)	2,486	96
Total interest-bearing deposits	(1,443)	2,745	1,302
Borrowings:
Repurchase agreements	(26)	(63)	(89)
Other borrowings	384	413	797
Total interest expense	(1,085)	3,095	2,010
Change in net interest income	$4,243	$2,823	$7,066

Net interest income, on a taxable-equivalent basis, for the third quarter and first nine months of 2025 increased to $27.5 million and $79.6 million, respectively, compared to $25.0 million and $72.5 million for the same periods in 2024. Annualized net interest margin increased 11 basis points to 4.24 percent for the third quarter of 2025 and increased 10 basis points to 4.21 percent for the first nine months of 2025 compared to the same periods of 2024 due primarily to higher average balances of loans and cash reserves, a shift in the mix of the loan portfolio towards higher-yielding loans, higher average interest rates on securities and lower average interest rates on deposits, partially offset by higher average balances of interest-bearing deposits. The Federal Reserve Bank (FRB) target federal funds interest rate was at an upper limit of 5.50 percent at December 31, 2023 until the FRB began decreasing it in September 2024 to an upper limit of 4.50 percent by December 31, 2024, where it remained until September 2025 when it was reduced to 4.25 percent. The yield on interest-

earning assets increased by 1 basis point and 10 basis points for the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024. The cost of interest-bearing liabilities decreased by 15 basis points and 2 basis points for the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024. Average earning assets increased $165.6 million and $164.6 million for the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024. Average interest-bearing liabilities increased $129.8 million and $126.4 million for the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024. Average noninterest-bearing demand deposits increased $17.3 million and $23.2 million for the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024.

Average loans, which includes both loans held for investment and loans held for sale, increased $106.8 million to $2.04 billion for the third quarter of 2025 and increased $134.8 million to $2.00 billion for the first nine months of 2025, compared to the same periods in 2024. Average loans at the community banking segment increased $126.8 million, or 9.0 percent, for the third quarter of 2025 and increased $144.0 million, or 10.6 percent, for the first nine months of 2025 compared to the same periods in 2024 due primarily to growth in the commercial real estate, land acquisition and development, builder lines and construction segments of the loan portfolio. Average loans at the consumer finance segment decreased $17.4 million, or 3.6 percent, for the third quarter of 2025 and decreased $13.3 million, or 2.8 percent, for the first nine months of 2025 compared to the same periods in 2024 due primarily to increased competition in the automobile segment of the loan portfolio and fewer new marine and RV loans being purchased as the third party administrator of that program significantly decreased sales of those loans to many outside parties during 2025, which led to the consumer finance segment ending future purchases during the third quarter of 2025. The marine and RV portfolio is expected to run off over the next several years as the existing loans are repaid. Average loans at the mortgage banking segment, which consist of loans held for sale, decreased $2.6 million, or 6.6 percent, for the third quarter of 2025 and increased $4.1 million, or 13.5 percent, for the first nine months of 2025 compared to the same periods in 2024.

The community banking segment average loan yield increased 2 basis points to 5.60 percent for the third quarter of 2025 and increased 9 basis points to 5.57 percent for the first nine months of 2025 compared to the same periods in 2024 due primarily to a shift in the mix of the loan portfolio towards higher-yielding loans and renewals of fixed rate loans originated during periods of lower interest rates. The consumer finance segment average loan yield increased 13 basis points to 10.61 percent for the third quarter of 2025 and increased 19 basis points to 10.56 percent for the first nine months of 2025 compared to the same periods in 2024 due primarily to a mix shift in the loan portfolio with the termination of the marine and RV loans program and the portfolio composition in general shifting towards originations within the past three years, when interest rates were higher, as loans originated prior to that in periods of lower interest rates pay off or mature. The mortgage banking segment average loan yield increased 70 basis points to 6.60 percent for the third quarter of 2025 and increased 37 basis points to 6.50 percent for the first nine months of 2025 compared to the same periods in 2024 due to fluctuations in mortgage interest rates.

Average securities available for sale increased $22.9 million to $461.0 million for the third quarter of 2025 and increased $400,000 to $460.6 million for the first nine months of 2025 compared to the same periods in 2024 due primarily to purchases of mortgage-backed securities outpacing maturities, calls and paydowns. The average yield on the securities portfolio on a taxable-equivalent basis increased 46 basis points to 3.16 percent for the third quarter of 2025 and increased 43 basis points to 3.05 percent for the first nine months of 2025 compared to the same periods in 2024 due primarily to purchases of securities during recent periods at higher average yields relative to the average yield of the portfolio as a whole and lower prepayment activity on mortgage-backed securities, which resulted in lower premium amortization.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the FRB, increased $35.9 million to $74.6 million for the third quarter of 2025 and increased $29.4 million to $59.6 million for the first nine months of 2025 compared to the same periods in 2024. The average yield on interest-bearing deposits in other banks decreased 16 basis points for the third quarter of 2025 due primarily to the decrease in the federal funds interest rate. The average yield on interest-bearing deposits in other banks increased 7 basis points for the first nine months of 2025 compared to the same period in 2024 due primarily to fluctuations in cash items in process. These items, which do not earn interest until they settle, have a larger effect on yields during periods of lower average balances such as 2024 compared to 2025.

Average savings and money market and interest-bearing demand deposits combined increased $61.9 million to $857.2 million for the third quarter of 2025 and increased $34.5 million to $838.2 million for the first nine months of 2025 compared to the same periods in 2024. Average noninterest-bearing demand deposits increased $17.3 million to $555.1 million for the third quarter of 2025 and increased $23.2 million to $556.3 million for the first nine months of 2025 compared to the same periods in 2024. Average time deposits increased $63.8 million to $865.4 million for the third quarter of 2025 and increased $86.3 million to $839.4 million for the first nine months of 2025 compared to the same periods in 2024. The average cost of interest-bearing deposits decreased 25 basis points to 2.29 percent for the third quarter of 2025 and decreased 7 basis points to 2.33 percent for the first nine months of 2025 compared to the same periods in 2024 due primarily to decreases in interest rates paid on time deposits.

Average borrowings increased $4.1 million to $125.3 million for the third quarter of 2025 and increased $5.6 million to $123.4 million for the first nine months of 2025 compared to the same periods in 2024 due primarily to higher balances of subordinated debt and fluctuations in short-term borrowings. The average cost of borrowings increased 117 basis points for the third quarter of 2025 and increased 58 basis points for the first nine months of 2025 compared to the same periods in 2024 due primarily to higher rates paid on subordinated debt and a shift in the mix of borrowings.

The Corporation believes that the effects of declining market interest rates could adversely affect its net interest margin in the short term as its assets typically reprice downward more quickly than its deposits and borrowings. The majority of the Corporation’s time deposits have repriced within the past year, however, the Corporation anticipates further declines in the cost of deposits due to the most recent decreases in market interest rates in September and October 2025. The Corporation also believes any such adverse impacts could be somewhat mitigated by renewals of fixed rate loans originated during periods of lower interest rates and purchases of securities available for sale with higher interest rates. The ultimate effect of market factors, including monetary policy actions taken by the Federal Reserve, on the Corporation’s net interest margin will also depend on other factors, including the Corporation’s ability to grow loans at the community banking and consumer finance segments, to compete for deposits, and the extent of its reliance on borrowings. The Corporation gives no assurance as to the timing or extent of changes in market interest rates or the impact of those changes or any other factor on the Corporation's ability to compete for loans and deposits or on its net interest margin. If market interest rates were to rise, net interest margin could be positively affected in the short term as the Corporation generally expects its assets to reprice upward more quickly than its deposits and borrowings.

Noninterest Income

TABLE 4: Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Gains on sales of loans	$1,896	$1,825	$6,201	$4,814
Interchange income	1,610	1,571	4,706	4,618
Service charges on deposit accounts	1,049	1,122	3,061	3,219
Wealth management services income, net	795	757	2,283	2,202
Mortgage banking fee income	735	650	2,193	1,751
Mortgage lender services income	768	486	2,066	1,488
Other service charges and fees	520	542	1,569	1,361
Unrealized gain on investments held in rabbi trust	860	1,005	2,283	1,941
Investment income from other equity interests	197	334	531	671
Other income, net	414	480	1,372	1,523
Total noninterest income	$8,844	$8,772	$26,265	$23,588

Total noninterest income increased $72,000, or 1.0 percent, for the third quarter of 2025 and increased $2.7 million, or 11.3 percent, for the first nine months of 2025 compared to the same periods in 2024 due primarily to higher volume of mortgage loan production which resulted in higher gains on sales of loans and higher mortgage banking fee income, fluctuations in unrealized gains and losses on investments held in the rabbi trust and higher mortgage lender services income, partially offset by lower investment income from other equity interests.

The Corporation uses a rabbi trust to fund liabilities under its nonqualified deferred compensation plan. Unrealized gains and losses on investments held in the Corporation’s rabbi trust are offset by changes in deferred compensation liabilities, recorded in salaries and employee benefits expense.

Noninterest Expense

TABLE 5: Noninterest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Salaries and employee benefits:
Compensation, payroll taxes and employee benefits	$13,560	$12,916	$40,466	$39,684
Increase in nonqualified deferred compensation plan liabilities	860	1,005	2,283	1,941
Total salaries and employee benefits	14,420	13,921	42,749	41,625

Occupancy expense	2,245	2,091	6,537	6,286
Data processing	3,026	2,893	8,881	8,685
Professional fees	901	868	2,823	2,667
Insurance expense	399	415	1,306	1,230
Marketing and advertising expenses	660	460	1,738	944
Loan processing and collection expenses	831	718	2,259	2,021
Other expenses:
Telecommunication expenses	313	372	1,011	1,142
Licenses and taxes expense	284	243	884	729
Travel and educational expenses	312	221	883	747
Postage and courier expenses	264	232	812	777
Other components of net periodic pension cost	(150)	(123)	(451)	(409)
Provision for indemnifications	(75)	(100)	(135)	(375)
All other noninterest expenses	860	880	2,682	2,545
Total other noninterest expenses	1,808	1,725	5,686	5,156
Total noninterest expense	$24,290	$23,091	$71,979	$68,614

Total noninterest expenses increased $1.2 million, or 5.2 percent, in the third quarter of 2025 and increased $3.4 million, or 4.9 percent, for the first nine months of 2025 compared to the same periods in 2024 due primarily to higher compensation, payroll taxes and employee benefits at the community banking and mortgage banking segments, higher marketing and advertising expenses and fluctuations in deferred compensation liabilities.

Changes in deferred compensation liabilities are offset by unrealized gains and losses on investments held in the Corporation’s rabbi trust and are recorded in noninterest income.

Income Taxes

The Corporation’s consolidated effective income tax rate was 19.4 percent and 18.8 percent for the third quarter and first nine months of 2025, respectively, compared to 18.7 percent and 17.8 percent for the same periods in 2024 due primarily to a higher share of income at the mortgage banking segment, which is subject to state income taxes.

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

TABLE 6: Community Banking Segment Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Interest income	$25,610	$22,755	$73,372	$64,374
Interest expense	10,498	10,822	31,022	29,768
Net interest income before allocation	15,112	11,933	42,350	34,606
Net interest allocation[1]	6,080	6,332	17,944	18,317
Net interest income	21,192	18,265	60,294	52,923
Provision for credit losses	(100)	700	(300)	1,650
Net interest income after provision for credit losses	21,292	17,565	60,594	51,273
Noninterest income:
Interchange income	1,610	1,571	4,706	4,618
Service charges on deposit accounts	1,061	1,139	3,107	3,267
Wealth management services income, net	795	757	2,283	2,202
Other service charges and fees	520	540	1,567	1,359
Investment income from other equity interests	197	334	531	671
Other income, net	247	258	844	757
Total noninterest income	4,430	4,599	13,038	12,874
Noninterest expense:
Salaries and employee benefits	9,503	8,860	28,203	27,420
Occupancy expense	1,878	1,723	5,377	5,139
Data processing	2,365	2,307	7,007	6,903
Professional fees	642	682	2,046	2,091
Insurance expense	350	349	1,111	1,036
Marketing and advertising expenses	496	332	1,295	588
Loan processing and collection expenses	46	84	114	185
Other expenses	1,310	1,250	3,944	3,791
Total noninterest expenses	16,590	15,587	49,097	47,153
Income before income taxes	9,132	6,577	24,535	16,994
Income tax expense	1,754	1,240	4,596	3,074
Net income	$7,378	$5,337	$19,939	$13,920
1	Interest expense is allocated to the mortgage banking and consumer finance segments through borrowings from the community banking segment.

The community banking segment reported net income of $7.4 million and $19.9 million for the third quarter and first nine months of 2025, respectively, compared to $5.3 million and $13.9 million for the same periods in 2024 due primarily to:

●	higher interest income resulting from higher average balances of loans and cash reserves, a shift in the mix of the loan portfolio towards higher-yielding loans; and higher average interest rates on securities; and
●	lower provision for credit losses due primarily to a shift in the mix of the loan portfolio towards loans with shorter expected lives and the resolution of a nonperforming commercial real estate loan in the second quarter of 2025 that had carried a specific reserve, partially offset by provision related to loan growth;

partially offset by:

●	higher interest expense for the first nine months of 2025 due primarily to higher average balances of interest-bearing deposits, partially offset by lower average rates on deposits;
●	higher salaries and employee benefits due primarily to increased employee incentive accruals associated with improved financial performance and the addition of a seasoned lending team with the expansion into Southwest Virginia in the third quarter of 2025; and
●	higher marketing and advertising expenses related to the Corporation’s strategic marketing initiative, which began in the second half of 2024.

Net interest income for the community banking segment increased by $2.9 million to $21.2 million for the third quarter of 2025 and increased $7.4 million to $60.3 million for the first nine months of 2025 compared to the same periods in 2024 due primarily to an increase in net interest margin and higher average balances of earning assets. Average interest-earning asset yields were higher for the third quarter and first nine months of 2025 compared to the same periods in 2024 due primarily to higher average interest rates on securities available for sale and a shift in the mix of the loan portfolio towards higher-yielding loans. The average cost of interest-bearing liabilities were lower for the third quarter and first nine months of 2025 compared to the same periods in 2024 due primarily to decreases in interest rates paid on time deposits. Interest income allocated to the community banking segment includes interest income on loans to the consumer finance and mortgage banking segments. These transactions are eliminated to reach consolidated totals.

The community banking segment recorded net reversals of provision for credit losses of $100,000 and $300,000 for the third quarter and first nine months of 2025, respectively, due primarily to a shift in the mix of the loan portfolio towards loans with shorter expected lives, which resulted in lower estimated losses over the life of the loan, and the resolution of a nonperforming commercial real estate loan during the second quarter of 2025 that had carried a specific reserve, partially offset by growth in the loan portfolio and changes in the forecast of key credit loss model assumptions, compared to provision for credit losses of $700,000 and $1.7 million for the same periods in 2024. Management believes that the level of the allowance for credit losses is adequate to reflect the net amount expected to be collected.

Noninterest income decreased for the third quarter of 2025 compared to the same period in 2024 due primarily to lower investment income from other equity interests. Noninterest income increased for the first nine months of 2025 compared to the same period in 2024 due primarily to higher other service charges and fees, partially offset by lower investment income from other equity interests and lower service charges on deposit accounts.  Noninterest expenses increased for the third quarter and first nine months of 2025 compared to the same periods in 2024 due primarily to higher salaries and employee benefits and higher marketing and advertising expenses.

Mortgage Banking:  The following table presents the mortgage banking operating results for the periods indicated.

TABLE 7: Mortgage Banking Segment Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Interest income	$625	$597	$1,696	$1,411
Interest expense	—	—	—	—
Net interest income before allocation	625	597	1,696	1,411
Net interest allocation[1]	(287)	(307)	(733)	(595)
Net interest income	338	290	963	816
Provision for credit losses	—	—	—	—
Net interest income after provision for credit losses	338	290	963	816
Noninterest income:
Gains of sales of loans	2,074	1,704	6,632	5,048
Mortgage banking fee income	774	704	2,299	1,902
Mortgage lender services fee income	768	492	2,073	1,494
Other income	4	7	10	47
Total noninterest income	3,620	2,907	11,014	8,491
Noninterest expense:
Salaries and employee benefits	1,899	1,829	5,662	5,392
Occupancy expense	222	203	725	670
Data processing	324	256	908	743
Professional fees	83	30	176	70
Insurance expense	15	31	82	81
Marketing and advertising expenses	152	122	417	328
Loan processing and collection expenses	335	244	892	678
Provision for indemnifications	(75)	(100)	(135)	(375)
Other expenses	144	110	502	351
Total noninterest expenses	3,099	2,725	9,229	7,938
Income before income taxes	859	472	2,748	1,369
Income tax expense	218	121	691	348
Net income	$641	$351	$2,057	$1,021
1	Interest expense is allocated to the mortgage banking segment through borrowings from the community banking segment.

The mortgage banking segment reported net income of $641,000 and $2.1 million for the third quarter and first nine months of 2025, respectively, compared to $351,000 and $1.0 million for the same periods in 2024, due primarily to:

●	higher gains on sales of loans and higher mortgage banking fee income due to higher volume of mortgage loan originations; and
●	higher mortgage lender services fee income;

partially offset by:

●	higher variable expenses tied to mortgage loan origination volume such as commissions and bonuses, reported in salaries and employee benefits, and
●	lower reversal of provision for indemnifications.

The following table presents mortgage loan originations and mortgage loans sold for the periods indicated.

TABLE 8: Mortgage Loan Originations

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Mortgage loan originations:
Purchases	$148,245	$141,944	$447,107	$363,002
Refinancings	18,773	15,024	47,184	34,322
Total mortgage loan originations[1]	$167,018	$156,968	$494,291	$397,324

Lock-adjusted originations[2]	$172,245	$146,316	$514,565	$416,688
1	Total mortgage loan originations does not include mortgage lender services.
2	Lock-adjusted originations includes the effect of changes in the volume of mortgage loan applications in process that have not closed, net of an estimated volume not expected to close.

Despite the sustained elevated level of mortgage interest rates, higher home prices and low levels of inventory, mortgage banking segment loan originations increased 6.4 percent and 24.4 percent for the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024. Gains on sales of loans, while driven in part by mortgage loan originations, also includes the effects of changes in locked loan commitments, which reflect the volume of mortgage loan applications that are in process and have not closed. Lock-adjusted originations for the mortgage banking segment increased 17.7 percent and 23.5 percent for the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024. Locked loan commitments were $62.3 million at September 30, 2025 compared to $39.3 million and $48.2 million at December 31, 2024 and September 30, 2024, respectively. Mortgage banking segment loan originations include originations of loans sold to the community banking segment, at prices similar to those paid by third-party investors. All interest expense at the mortgage banking segment is from variable rate borrowings from the community banking segment. These transactions are eliminated to reach consolidated totals.

Through the Lender Solutions division of the mortgage banking segment, mortgage lender services fee income is derived from providing mortgage origination functions to third-party mortgage lenders for a fee. Mortgage lender services fee income increased for the third quarter and first nine months of 2025 compared to the same periods in 2024 due primarily to increased mortgage loan volume in the industry and an increase in fees and the types of services provided.

During the third quarter and first nine months of 2025, the mortgage banking segment recorded net reversals of provision for indemnification losses of $75,000 and $135,000, respectively, compared to net reversals of provision for indemnification losses of $100,000 and $375,000 for the same periods in 2024. The release of indemnification reserves in 2025 and 2024 was due primarily to lower volume of mortgage loan originations in recent years, improvement in the mortgage banking segment’s assessment of borrower payment performance and other factors affecting expected losses on mortgage loans sold in the secondary market, such as time since origination. The releases in 2025 decreased compared to the same periods in 2024 due primarily to the increased mortgage loan originations in 2025 compared to 2024. Management believes that the indemnification reserve is sufficient to absorb losses related to loans that have been sold in the secondary market.

Consumer Finance:  The following table presents the consumer finance operating results for the periods indicated.

TABLE 9: Consumer Finance Segment Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Interest income	$12,404	$12,676	$36,671	$37,084
Interest expense	—	—	—	—
Net interest income before allocation	12,404	12,676	36,671	37,084
Net interest allocation[1]	(5,793)	(6,025)	(17,211)	(17,722)
Net interest income	6,611	6,651	19,460	19,362
Provision for credit losses	3,000	3,000	8,300	8,100
Net interest income after provision for credit losses	3,611	3,651	11,160	11,262
Noninterest income	149	197	475	678
Noninterest expense:
Salaries and employee benefits	1,934	2,007	5,929	6,188
Occupancy expense	145	165	435	477
Data processing	327	322	938	1,005
Professional fees	168	99	394	249
Insurance expense	34	35	113	113
Marketing and advertising expenses	12	6	26	28
Loan processing and collection expenses	450	390	1,253	1,158
Other expenses	369	394	1,169	1,145
Total noninterest expenses	3,439	3,418	10,257	10,363
Income before income taxes	321	430	1,378	1,577
Income tax expense	90	119	382	435
Net income	$231	$311	$996	$1,142
1	Interest expense is allocated to the consumer finance segment through borrowings from the community banking segment.

The consumer finance segment reported net income of $231,000 and $996,000 for the third quarter and first nine months of 2025, respectively, compared to $311,000 and $1.1 million for the same periods in 2024 due primarily to:

●	higher provision for credit losses for the first nine months of 2025 due primarily to higher net charge-offs; and
●	lower interest income resulting from lower average balances of loans, partially offset by higher loan yields;

partially offset by:

●	lower interest expense allocation on borrowings from the community banking segment as a result of lower average balances of borrowings; and
●	lower salaries and employee benefits expense due to an effort to reduce overhead costs.

Net interest income for the consumer finance segment decreased by $40,000 to $6.6 million for the third quarter of 2025 compared to the same period in 2024 due primarily to lower average balances of loans, partially offset by a higher net interest margin. Net interest income increased by $98,000 to $19.5 million for the first nine months of 2025 compared to the same period in 2024, due primarily to a higher net interest margin, partially offset by lower average balances of loans. Average loans decreased $17.4 million, or 3.6 percent, for the third quarter of 2025 and decreased $13.3 million, or 2.8 percent, for the first nine months of 2025 compared to the same periods in 2024. All interest expense at the consumer finance segment is from fixed and variable rate borrowings from the community banking segment. These transactions are eliminated to reach consolidated totals.

The consumer finance segment recorded $3.0 million and $8.3 million in provision for credit losses for the third quarter and first nine months of 2025, respectively, due primarily to an increase in net charge-offs, partially offset by lower average loan balances, compared to $3.0 million and $8.1 million for the same periods in 2024. Net charge-offs increased due primarily to an increase in delinquent loans, repossessions and the average amount charged-off when a loan was uncollectable. If loan performance deteriorates, resulting in further elevated delinquencies or net charge-offs, the provision for credit losses may increase in future periods.

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

The following tables present the Corporation’s credit loss experience for the periods indicated.

TABLE 10: Allowance for Credit Losses

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
For the three months ended September 30, 2025:
Balance at June 30, 2025	$13,026	$4,167	$22,385	$39,578
Provision charged to operations	(38)	38	3,000	3,000
Loans charged off	(15)	(51)	(4,266)	(4,332)
Recoveries of loans previously charged off	13	30	1,157	1,200
Balance at September 30, 2025	$12,986	$4,184	$22,276	$39,446

Average loans[2]	$1,148,245	$389,904	$463,761	$2,001,910
Ratio of annualized net charge-offs to average loans	0.00%	0.02%	2.68%	0.63%

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
For the three months ended September 30, 2024:
Balance at June 30, 2024	$12,978	$3,942	$23,423	$40,343
Provision charged to operations	515	185	3,000	3,700
Loans charged off	—	(124)	(4,135)	(4,259)
Recoveries of loans previously charged off	10	27	950	987
Balance at September 30, 2024	$13,503	$4,030	$23,238	$40,771

Average loans[2]	$1,036,639	$380,035	$481,124	$1,897,798
Ratio of annualized net charge-offs to average loans	0.00%	0.10%	2.65%	0.69%

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
For the nine months ended September 30, 2025:
Balance at December 31, 2024	$13,347	$4,032	$22,708	$40,087
Provision charged to operations	(362)	212	8,300	8,150
Loans charged off	(35)	(167)	(11,985)	(12,187)
Recoveries of loans previously charged off	36	107	3,253	3,396
Balance at September 30, 2025	$12,986	$4,184	$22,276	$39,446

Average loans[2]	$1,117,673	$384,246	$464,487	$1,966,406
Ratio of net charge-offs to average loans	0.00%	0.02%	2.51%	0.60%

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
For the nine months ended September 30, 2024:
Balance at December 31, 2023	$12,315	$3,758	$23,578	$39,651
Provision charged to operations	1,160	440	8,100	9,700
Loans charged off	—	(293)	(11,707)	(12,000)
Recoveries of loans previously charged off	28	125	3,267	3,420
Balance at September 30, 2024	$13,503	$4,030	$23,238	$40,771

Average loans[2]	$992,491	$369,452	$477,768	$1,839,711
Ratio of net charge-offs to average loans	0.00%	0.06%	2.36%	0.62%
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

TABLE 11: Allocation of Allowance for Credit Losses

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Allocation of allowance for credit losses:
Commercial	$12,986	$13,347
Consumer	4,184	4,032
Consumer Finance	22,276	22,708
Total allowance for credit losses	$39,446	$40,087
Ratio of loans to total period-end loans:
Commercial	57%	55%
Consumer	20	20
Consumer Finance	23	25
	100%	100%

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

TABLE 12: Reserve for Unfunded Commitments

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Balance at the beginning of period	$1,750	$1,700	$1,800	$1,650
Provision charged to operations	(100)	—	(150)	50
Total	$1,650	$1,700	$1,650	$1,700

The allowance for credit losses on loans and available for sale debt securities and the reserve for unfunded commitments are established through a provision for credit losses charged against earnings. The following table presents a breakdown of the provision for credit losses for the periods indicated.

TABLE 13: Provision for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Provision for credit losses:
Provision for loans	$3,000	$3,700	$8,150	$9,700
Provision for unfunded commitments	(100)	—	(150)	50
Total	$2,900	$3,700	$8,000	$9,750

TABLE 14: Credit Quality Indicators

Loans by credit quality indicators as of September 30, 2025 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Commercial real estate	$793,765	$—	$—	$—	$793,765
Commercial business	107,535	—	—	—	107,535
Construction - commercial real estate	119,076	—	—	—	119,076
Land acquisition and development	59,722	—	—	—	59,722
Builder lines	43,473	—	—	—	43,473
Construction - consumer real estate	25,366	—	—	—	25,366
Residential mortgage	313,144	401	159	1,164	314,868
Equity lines	71,151	—	80	—	71,231
Other consumer	9,943	—	—	—	9,943
	$1,543,175	$401	$239	$1,164	$1,544,979

(Dollars in thousands)	Very Good	Good	Fairly Good	Fair	Marginal	Total
Consumer finance - automobiles	$47,329	$113,214	$134,718	$86,828	$20,446	$402,535
Consumer finance - marine and recreational vehicles	40,560	19,730	419	—	—	60,709
	$87,889	$132,944	$135,137	$86,828	$20,446	$463,244
1At September 30, 2025, the Corporation did not have any loans classified as Doubtful or Loss.

Loans by credit quality indicators as of December 31, 2024 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Commercial real estate	$733,242	$940	$—	$—	$734,182
Commercial business	104,947	—	—	—	104,947
Construction - commercial real estate	132,717	—	—	—	132,717
Land acquisition and development	46,072	—	—	—	46,072
Builder lines	35,605	—	—	—	35,605
Construction - consumer real estate	18,799	—	—	—	18,799
Residential mortgage	306,877	1,427	172	333	308,809
Equity lines	62,042	76	86	—	62,204
Other consumer	10,270	—	—	—	10,270
	$1,450,571	$2,443	$258	$333	$1,453,605

(Dollars in thousands)	Very Good	Good	Fairly Good	Fair	Marginal	Total
Consumer finance - automobiles	$43,033	$106,791	$135,175	$90,581	$23,071	$398,651
Consumer finance - marine and recreational vehicles	46,761	20,902	479	—	—	68,142
	$89,794	$127,693	$135,654	$90,581	$23,071	$466,793
1	At December 31, 2024, the Corporation did not have any loans classified as Doubtful or Loss.

Table 15 summarizes the Corporation’s credit ratios on a consolidated basis and Table 16 summarizes nonperforming assets by principal business segment as of September 30, 2025 and December 31, 2024.  The mortgage banking segment did not have any nonperforming assets as September 30, 2025 or December 31, 2024.

TABLE 15: Consolidated Credit Ratios

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Total loans[1]	$2,008,223	$1,920,398
Nonaccrual loans	$2,491	$947
Allowance for credit losses (ACL)	$39,446	$40,087
Nonaccrual loans to total loans	0.12%	0.05%
ACL to total loans	1.96%	2.09%
ACL to nonaccrual loans	1,583.54%	4,233.05%
1Total loans does not include loans held for sale at the mortgage banking segment.

TABLE 16: Nonperforming Assets

Community Banking Segment

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Total loans	$1,544,979	$1,453,605
Nonaccrual loans	$1,164	$333
ACL	$17,170	$17,379
Nonaccrual loans to total loans	0.08%	0.02%
ACL to total loans	1.11%	1.20%
ACL to nonaccrual loans	1,475.09%	5,218.92%
Annualized year-to-date net charge-offs to average total loans	0.01%	0.01%

Consumer Finance Segment

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Total loans	$463,244	$466,793
Nonaccrual loans	$1,327	$614
Repossessed assets	$867	$779
ACL	$22,276	$22,708
Nonaccrual loans to total loans	0.29%	0.13%
ACL to total loans	4.81%	4.86%
ACL to nonaccrual loans	1,678.67%	3,698.37%
Annualized year-to-date net charge-offs to average total loans	2.51%	2.62%

The community banking segment’s nonaccrual loans were $1.2 million at September 30, 2025 compared to $333,000 at December 31, 2024. The increase in nonaccrual loans compared to December 31, 2024 is due primarily to the downgrade of one residential mortgage relationship in the first quarter of 2025. The community banking segment recorded net reversals of provision for credit losses of $100,000 and $300,000 for the third quarter and first nine months of 2025, respectively, compared to provision for credit losses of $700,000 and $1.7 million for the same periods in 2024. At September 30, 2025, the allowance for credit losses decreased to $17.2 million compared to $17.4 million at December 31, 2024. The allowance for credit losses as a percentage of total loans decreased to 1.11 percent at September 30, 2025 from 1.20 percent at December 31, 2024. These decreases are due primarily to the resolution of a nonperforming commercial real estate loan that had carried a specific reserve and growth in loans with shorter expected lives, which resulted in lower estimated losses over the life of the loans, partially offset by growth in the loan portfolio and changes in the forecast of key credit loss model assumptions. Management believes that the level of the allowance for credit losses is adequate to reflect the net amount expected to be collected.

Nonaccrual loans at the consumer finance segment were $1.3 million at September 30, 2025 compared to $614,000 at December 31, 2024. Nonaccrual consumer finance loans remain low relative to the allowance for credit losses and the total consumer finance loan portfolio because the consumer finance segment generally initiates repossession of loan collateral once a loan becomes more than 60 days delinquent. Repossessed vehicles of the consumer finance segment are classified as other assets and consist only of vehicles the Corporation has the legal right to sell. Prior to the reclassification from loans to repossessed vehicles, the difference between the carrying amount of each loan and the fair value of each vehicle (i.e. the deficiency) is charged against the allowance for credit losses. At September 30, 2025, repossessed vehicles available for sale totaled $867,000 compared to $779,000 at December 31, 2024.

The consumer finance segment experienced net charge-offs at an annualized rate of 2.51 percent of average total loans for the first nine months of 2025 compared to 2.36 percent for the same period of 2024 due primarily to an increase in delinquent loans, repossessions and the average amount charged-off when a loan was uncollectable. At September 30, 2025, total delinquent loans as a percentage of total loans was 4.00 percent compared to 3.90 percent at December 31, 2024 and 3.49 percent at September 30, 2024. The allowance for credit losses decreased to $22.3 million at September 30, 2025 compared to $22.7 million at December 31, 2024 due primarily to lower balances of loans. The allowance for credit losses as a percentage of total loans decreased to 4.81 percent at September 30, 2025, compared to 4.86 percent at December 31, 2024 due primarily to changes in qualitative model adjustments primarily related to the relative stabilization of collateral values during 2025.

The consumer finance segment at times offers payment deferrals to borrowers as a portfolio management technique to achieve higher ultimate cash collections on select loan accounts. A significant reliance on deferrals as a means of managing collections may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio. Average amounts of payment deferrals of automobile loans on a monthly basis, which are not included in delinquent loans, were 1.88 percent and 1.79 percent of average automobile loans outstanding during the third quarter and first nine months of 2025, respectively, compared to 1.91 percent and 1.70 percent during the same periods during 2024.

The consumer finance segment is an indirect lender that provides automobile financing through lending programs that are designed to serve customers in both the “prime” and “non-prime” markets, including those who may have limited access to traditional automobile financing due to having experienced prior credit difficulties. The preferred automobile is a later model, low mileage used vehicle because the value of new vehicles typically depreciates rapidly. In addition to automobile financing, marine and RV loan contracts were also purchased on an indirect basis through a referral program administered by a third party. The marine and RV loan contracts were for “prime” loans averaging less than $50,000 made to individuals with higher credit scores. The third party administrator of that program significantly decreased sales of those loans to many outside parties during 2025, which led to the consumer finance segment ending future purchases during the third quarter of 2025. The marine and RV portfolio is expected to run off over the next several years as the existing loans are repaid.

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

FINANCIAL CONDITION

At September 30, 2025, the Corporation had total assets of $2.7 billion, an increase of $147.9 million since December 31, 2024. The increase was attributable primarily to growth in loans held for investment, interest-bearing deposits in other banks, available for sale securities, and loans held for sale, funded by growth in deposits. The significant components of the Corporation’s Consolidated Balance Sheets are discussed below.

Loan Portfolio

Tables 17, 18 and 19 present information pertaining to the composition of loans held for investment, the composition of commercial real estate and construction commercial real estate loans, and the maturity/repricing of certain loans held for investment, respectively.

TABLE 17: Summary of Loans Held for Investment

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$793,765	40%	$734,182	38%
Commercial business	107,535	5	104,947	5
Construction - commercial real estate	119,076	6	132,717	7
Land acquisition and development	59,722	3	46,072	2
Builder lines	43,473	2	35,605	2
Construction - consumer real estate	25,366	1	18,799	1
Residential mortgage	314,868	16	308,809	16
Equity lines	71,231	3	62,204	3
Other consumer	9,943	1	10,270	1
Consumer finance - automobiles	402,535	20	398,651	21
Consumer finance - marine and recreational vehicles	60,709	3	68,142	4
Subtotal	2,008,223	100%	1,920,398	100%
Less allowance for credit losses	(39,446)		(40,087)
Loans, net	$1,968,777		$1,880,311

During the first nine months of 2025, loans held for investment increased $88.5 million to $1.97 billion at September 30, 2025 due primarily to growth in commercial real estate and land acquisition and development loans, partially offset by a decrease in construction loans at the community banking segment.

TABLE 18: Commercial Real Estate and Construction Commercial Real Estate Loans

	September 30, 2025
(Dollars in thousands)	Amount	% of Commercial Real Estate and Construction Commercial Real Estate Loans	% of Total
Multifamily	$170,687	18.7%	8.5%
Retail	160,097	17.5	8.0
Office	123,645	13.5	6.2
Hotels	97,049	10.6	4.8
1-4 family investment properties	90,755	9.9	4.5
Industrial/warehouse	81,900	9.0	4.1
Mini-storage	63,504	7.0	3.2
Medical office	43,815	4.8	2.2
Other	81,389	9.0	4.0
	$912,841	100%	45.5%

	December 31, 2024
(Dollars in thousands)	Amount	% of Commercial Real Estate and Construction Commercial Real Estate Loans	% of Total
Multifamily	$172,574	19.9%	9.0%
Retail	153,227	17.7	8.0
Office	120,412	13.9	6.3
Industrial/warehouse	94,100	10.9	4.9
Hotels	84,936	9.8	4.4
1-4 family investment properties	80,950	9.3	4.2
Mini-storage	39,368	4.5	2.1
Medical office	40,335	4.7	2.1
Other	80,997	9.3	4.1
	$866,899	100%	45.1%

TABLE 19: Maturity/Repricing Schedule of Loans Held for Investment

	September 30, 2025
(Dollars in thousands)	Commercial	Consumer	Consumer Finance	Total
Variable Rate:
Within 1 year	$351,095	$71,941	$—	$423,036
1 to 5 years	102,607	1,070	—	103,677
5 to 15 years	8,171	—	—	8,171
After 15 years	—	—	—	—
Fixed Rate:
Within 1 year	122,237	7,140	4,517	133,894
1 to 5 years	355,664	105,109	234,002	694,775
5 to 15 years	195,577	169,670	224,725	589,972
After 15 years	13,586	41,112	—	54,698

	$1,148,937	$396,042	$463,244	$2,008,223

Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At September 30, 2025 and December 31, 2024, all debt securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 20: Securities Available for Sale

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. Treasury securities	$4,851	1%	$10,700	3%
U.S. government agencies and corporations	59,571	14	60,659	14
Mortgage-backed securities	204,460	47	182,436	44
Obligations of states and political subdivisions	148,568	33	143,610	34
Corporate and other debt securities	21,584	5	21,220	5
Total available for sale securities at fair value	$439,034	100%	$418,625	100%

During the first nine months of 2025, securities available for sale increased $20.4 million to $439.0 million at September 30, 2025 due primarily to an increase in mortgage-backed securities, partially offset by a decrease in U.S. Treasury securities. Net unrealized losses in the market value of securities available for sale decreased to $16.4 million at September 30, 2025 compared to $30.0 million at December 31, 2024.

For more information about the Corporation’s securities available for sale, including information about securities in an unrealized loss position at September 30, 2025 and December 31, 2024, see Part I, Item 1, “Financial Statements” under the heading “Note 2: Securities” in this Quarterly Report on Form 10-Q.

The following table presents additional information pertaining to the composition of the securities portfolio at amortized cost, by the earlier of contractual maturity or expected maturity.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties. The total effective duration of the investment portfolio is 3.8 years as of September 30, 2025.

TABLE 21: Maturity of Securities

	September 30, 2025
		Weighted
	Amortized	Average
(Dollars in thousands)	Cost	Yield [1]
U.S. Treasury securities:
Maturing after 1 year, but within 5 years	$4,992	1.38%
Total U.S. Treasury securities	4,992	1.38
U.S. government agencies and corporations:
Maturing within 1 year	10,555	1.08
Maturing after 1 year, but within 5 years	31,929	1.41
Maturing after 5 years, but within 10 years	20,237	1.95
Maturing after 10 years	2,351	2.25
Total U.S. government agencies and corporations	65,072	1.55
Mortgage-backed securities:
Maturing within 1 year	34,962	2.73
Maturing after 1 year, but within 5 years	96,593	2.86
Maturing after 5 years, but within 10 years	58,408	3.23
Maturing after 10 years	21,555	4.59
Total mortgage-backed securities	211,518	3.12
States and municipals:[1]
Maturing within 1 year	28,327	3.57
Maturing after 1 year, but within 5 years	46,435	2.69
Maturing after 5 years, but within 10 years	60,791	4.48
Maturing after 10 years	15,517	4.45
Total states and municipals	151,070	3.76
Corporate and other debt securities:
Maturing within 1 year	6,250	3.74
Maturing after 1 year, but within 5 years	12,000	4.71
Maturing after 5 years, but within 10 years	4,500	5.04
Total corporate and other debt securities	22,750	4.51
Total securities:
Maturing within 1 year	80,094	2.89
Maturing after 1 year, but within 5 years	191,949	2.65
Maturing after 5 years, but within 10 years	143,936	3.64
Maturing after 10 years	39,423	4.40
Total securities	$455,402	3.16
1.	Yields on tax-exempt securities have been computed on a taxable-equivalent basis using the federal corporate income tax rate of 21 percent. The weighted average yield is calculated based on the relative amortized costs of the securities.

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first nine months of 2025, deposits increased $127.2 million to $2.30 billion at September 30, 2025. Noninterest-bearing demand deposits increased $31.9 million, savings and interest-bearing demand deposits increased $43.8 million and time deposits increased $51.4 million during the same period. The increase in deposits was due in part to the opening of new deposit accounts and higher average balances within deposit accounts. The Corporation had $109.7 million in municipal deposits at September 30, 2025 compared to $163.4 million at December 31, 2024.

The Corporation had $10.0 million and $25.0 million in brokered time deposits outstanding at September 30, 2025 and December 31, 2024, respectively.  The Corporation may continue to use brokered deposits on a limited basis as a means of maintaining and diversifying liquidity and funding sources.

Borrowings

During the first nine months of 2025, borrowings decreased $9.2 million to $113.4 million at September 30, 2025 due primarily to the wind-down of the repurchase agreement program with certain commercial deposit customers during the third quarter of 2025, partially offset by an increase in the Corporation’s subordinated debt.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available for sale, totaled $441.4 million at September 30, 2025 compared to $288.1 million at December 31, 2024. The Corporation’s funding sources, including capacity, amount outstanding and amount available at September 30, 2025 are presented in Table 22. The Corporation’s capacity and amount available increased $6.1 million and $6.1 million, respectively, from December 31, 2024 due primarily to fluctuations in loans pledged to the FHLB.

TABLE 22: Funding Sources

	September 30, 2025
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$75,000	$—	$75,000
Borrowings from FHLB	263,772	40,000	223,772
Borrowings from FRB	313,549	—	313,549
Total	$652,321	$40,000	$612,321

	December 31, 2024
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$75,000	$—	$75,000
Borrowings from FHLB	257,734	40,000	217,734
Borrowings from FRB	313,499	—	313,499
Total	$646,233	$40,000	$606,233

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

Uninsured deposits represent an estimate of amounts above the Federal Deposit Insurance Corporation (FDIC) insurance coverage limit of $250,000. As of September 30, 2025, the Corporation’s uninsured deposits were approximately $686.2 million, or 29.9 percent of total deposits. Excluding intercompany cash holdings and municipal deposits which are secured with pledged securities, amounts uninsured were approximately $557.4 million, or 24.3 percent of total deposits as of September 30, 2025, compared to $455.2 million, or 21.0 percent of total deposits as of December 31, 2024. The

Corporation’s liquid assets and borrowing availability as of September 30, 2025 totaled $1.05 billion, exceeding uninsured deposits, excluding intercompany cash holdings and secured municipal deposits, by $496.3 million.

The Corporation’s internal policy limits brokered deposits to 20 percent of total deposits, representing approximately $449.6 million of additional net availability for additional brokered deposits as of September 30, 2025.

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

The disclosure below presents the Corporation’s and the Bank’s actual capital amounts and ratios under currently applicable regulatory capital standards.  Under the small bank holding company policy statement of the Federal Reserve Board, which applies to certain bank holding companies with consolidated total assets of less than $3 billion, the Corporation is not subject to regulatory capital requirements. The following tables reflect the Corporation’s consolidated capital as determined under regulations that apply to bank holding companies that are not small bank holding companies and minimum capital requirements that would apply to the Corporation if it were not a small bank holding company.  Although the minimum regulatory capital requirements are not applicable to the Corporation, the Corporation calculates these ratios for its own planning and monitoring purposes. Total risk-weighted assets at September 30, 2025 for the Corporation were $2.20 billion and for the Bank were $2.18 billion. Total risk-weighted assets at December 31, 2024 for the Corporation were $2.13 billion and for the Bank were $2.10 billion. As of September 30, 2025, the Bank met all capital adequacy requirements to which it is subject.

TABLE 23: Regulatory Capital

	September 30, 2025
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$337,005	15.3%	$176,362	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	269,281	12.2	132,271	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	244,281	11.1	99,203	4.5		N/A	N/A
Tier 1 leverage ratio	269,281	10.0	107,778	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$326,424	15.0%	$174,147	8.0%		$217,684	10.0%
Tier 1 risk-based capital ratio	299,042	13.7	130,610	6.0		174,147	8.0
Common Equity Tier 1 capital ratio	299,042	13.7	97,958	4.5		141,495	6.5
Tier 1 leverage ratio	299,042	11.2	106,923	4.0		133,653	5.0

	December 31, 2024
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$299,157	14.1%	$170,256	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	252,373	11.9	127,692	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	227,373	10.7	95,769	4.5		N/A	N/A
Tier 1 leverage ratio	252,373	9.8	102,645	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$284,550	13.5%	$168,233	8.0%		$210,291	10.0%
Tier 1 risk-based capital ratio	258,078	12.3	126,175	6.0		168,233	8.0
Common Equity Tier 1 capital ratio	258,078	12.3	94,631	4.5		136,689	6.5
Tier 1 leverage ratio	258,078	10.1	101,805	4.0		127,256	5.0

The regulatory risk-based capital amounts presented above include:  (1) common equity tier 1 capital (CET1) which consists principally of common stock (including surplus) and retained earnings with adjustments for goodwill and intangible assets; (2) Tier 1 capital which consists principally of CET1 plus the Corporation’s “grandfathered” trust preferred securities; and (3) Tier 2 capital which consists principally of Tier 1 capital plus a limited amount of the allowance for credit losses and $40.0 million of outstanding subordinated notes of the Corporation. The Corporation repurchased $20.0 million of subordinated notes and issued $40.0 million of subordinated notes during the second quarter of 2025. The net increase of $20 million in subordinated notes increased Total Capital of the Corporation. The Corporation used a portion of the proceeds from the new subordinated notes issuance to increase its investment in the Bank, which increased CET1, Tier 1 capital and Total Capital of the Bank. The Total Capital ratio, Tier 1 Capital ratio and CET1 ratio are calculated as a percentage of risk-weighted assets. The Tier 1 Leverage ratio is calculated as a percentage of average tangible assets. In addition, the Corporation has made the one-time irrevocable election to continue treating accumulated other comprehensive income (AOCI) under regulatory standards that were in place prior to the Basel III Final Rule in order to eliminate volatility of regulatory capital that can result from fluctuations in AOCI and the inclusion of AOCI in regulatory capital, as would otherwise be required under the Basel III Capital Rule. As a result of this election, changes in AOCI, including unrealized losses on securities available for sale, do not affect regulatory capital amounts shown in the table above for the Corporation or the Bank. For additional information about the Basel III Final Rules, see “Item 1. Business” under the heading “Regulation and Supervision” and “Item 8. Financial Statements and Supplementary Data,” under the heading “Note 17: Regulatory Requirements and Restrictions” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024.

In addition to the regulatory risk-based capital requirements, the Bank must maintain a capital conservation buffer of 2.5 percent of risk-weighted assets as required by the Basel III Final Rule. Including the capital conservation buffer, the minimum ratios are a common equity Tier 1 risk-based capital ratio of 7.0 percent, a Tier 1 risk-based capital ratio of 8.5 percent, and a total risk-based capital ratio of 10.5 percent. The Corporation and the Bank exceeded these ratios at September 30, 2025 and December 31, 2024.

The Corporation’s capital resources are impacted by its share repurchase programs. The Board of Directors authorized a program, effective January 1, 2025 through December 31, 2025, to repurchase up to $5.0 million of the Corporation’s common stock (the 2025 Repurchase Program). Repurchases under the 2025 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, (Exchange Act) and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions, and there is no assurance that the Corporation will purchase any shares under the 2025 Repurchase Program. As of September 30, 2025, there was $5.0 million remaining available for repurchases of the Corporation’s common stock under the 2025 Repurchase Program.

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

TABLE 24: Non-GAAP Table

	For The Quarter Ended		For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands, except for share and per share data)	2025	2024	2025	2024
Reconciliation of Certain Non-GAAP Financial Measures
Return on Average Tangible Common Equity
Average total equity, as reported	$245,218	$222,532	$237,998	$218,642
Average goodwill	(25,191)	(25,191)	(25,191)	(25,191)
Average other intangible assets	(985)	(1,242)	(1,049)	(1,303)
Average noncontrolling interest	(538)	(573)	(702)	(670)
Average tangible common equity	$218,504	$195,526	$211,056	$191,478

Net income	$7,113	$5,420	$20,275	$13,889
Amortization of intangibles	63	66	188	196
Net income attributable to noncontrolling interest	(38)	(31)	(141)	(92)
Net tangible income attributable to C&F Financial Corporation	$7,138	$5,455	$20,322	$13,993

Annualized return on average equity, as reported	11.60%	9.74%	11.36%	8.47%
Annualized return on average tangible common equity	13.07%	11.16%	12.84%	9.74%

	For The Quarter Ended		For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands, except for share and per share data)	2025	2024	2025	2024
Fully Taxable Equivalent Net Interest Income[1]
Interest income on loans	$34,683	$33,021	$100,781	$94,014
FTE adjustment	52	49	148	152
FTE interest income on loans	$34,735	$33,070	$100,929	$94,166

Interest income on securities	$3,381	$2,721	$9,763	$8,326
FTE adjustment	266	237	760	707
FTE interest income on securities	$3,647	$2,958	$10,523	$9,033

Total interest income	$38,783	$36,131	$112,178	$103,151
FTE adjustment	318	286	908	859
FTE interest income	$39,101	$36,417	$113,086	$104,010

Net interest income	$27,174	$24,689	$78,692	$71,675
FTE adjustment	318	286	908	859
FTE net interest income	$27,492	$24,975	$79,600	$72,534
1	Assuming a tax rate of 21%.

	September 30,	December 31,
(Dollars in thousands except for per share data)	2025	2024
Tangible Book Value Per Share
Equity attributable to C&F Financial Corporation	$253,283	$226,360
Goodwill	(25,191)	(25,191)
Other intangible assets	(959)	(1,147)
Tangible equity attributable to C&F Financial Corporation	$227,133	$200,022

Shares outstanding	3,237,634	3,233,672

Book value per share	$78.23	$70.00
Tangible book value per share	$70.15	$61.86

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Corporation’s expectations, plans, objectives or beliefs regarding future financial performance and other statements that are not historical facts, which may constitute “forward-looking statements” as defined by federal securities laws.  Forward-looking statements generally can be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “may,” “might,” “will,” “intend,” “target,” “should,” “could,” or similar expressions, are not statements of historical fact, and are based on management’s beliefs, assumptions and expectations regarding future events or performance as of the date of this report, taking into account all information currently available.  These statements may include, but are not limited to: statements regarding expected future operations and financial performance; expected trends in yields on loans; expected future recovery of investments in debt securities; future dividend payments; deposit trends, charge-offs and delinquencies; changes in cost of funds and net interest margin and items affecting net interest margin; strategic business initiatives, including our expansion into Southwest Virginia, and the anticipated effects thereof; changes in interest rates and the effects thereof on net interest income, expected impact of unrealized losses on earnings and regulatory capital of the Corporation or the Bank; expected renewal of unsecured federal funds agreements; expected impact of unrealized losses on earnings and regulatory capital of the Corporation or the Bank; mortgage loan originations; expectations regarding the Bank’s regulatory risk-based capital requirement levels; competition; our loan portfolio; our digital services; deposit trends; improving operational efficiencies; retention of qualified loan officers and expectations regarding new mortgage loan originations; higher quality automobile loan contracts, technology initiatives; our diversified business strategy; asset quality; credit quality; adequacy of allowances for credit losses and the level of future charge-offs; market interest rates and housing inventory and resulting effects in mortgage loan origination volume; sources of liquidity; adequacy of the reserve for indemnification losses related to loans sold in the secondary market; capital levels; the effect of future market and industry trends and conditions; the effects of future interest rate levels and fluctuations; cybersecurity risks; and inflation.  These forward-looking statements are subject to significant risks and uncertainties due to factors that could have a material adverse effect on the operations and future prospects of the Corporation including, but not limited to, changes in:

●	interest rates, such as volatility in short-term interest rates or yields on U.S. Treasury bonds, fluctuations in interest rates following actions by the Federal Reserve and increases or volatility in mortgage interest rates
●general business conditions, as well as conditions within the financial markets
●general economic conditions, including unemployment levels, inflation rates, supply chain disruptions, slowdowns in economic growth and government shutdowns
●general market conditions, including disruptions due to pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, changes in trade policy and the implementation of tariffs, war and other military conflicts or other major events, or the prospect of these events
●average loan yields and securities yields and average costs of interest-bearing deposits and borrowings
●financial services industry conditions, including bank failures or concerns involving liquidity
●labor market conditions, including attracting, hiring, training, motivating and retaining qualified employees
●the legislative and regulatory climate, regulatory initiatives with respect to financial institutions, products and services, the Consumer Financial Protection Bureau (the CFPB) and the regulatory and enforcement activities of the CFPB
●monetary and fiscal policies of the U.S. Government, including policies of the FDIC, U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System (the Federal Reserve Board), and the effect of these policies on interest rates and business in our markets
●demand for financial services in the Corporation’s market areas
●the value of securities held in the Corporation’s investment portfolios
●the quality or composition of the loan portfolios and the value of the collateral securing those loans
●the inventory level, demand and fluctuations in the pricing of used automobiles, including sales prices of repossessed vehicles
●the level of automobile loan delinquencies or defaults and our ability to repossess automobiles securing delinquent automobile finance installment contracts
●the level of net charge-offs on loans and the adequacy of our allowance for credit losses
●the level of indemnification losses related to mortgage loans sold
●demand for loan products

●deposit flows
●the strength of the Corporation’s counterparties
●the availability of lines of credit from the FHLB and other counterparties
●the soundness of other financial institutions and any indirect exposure related to the closing of other financial institutions and their impact on the broader market through other customers, suppliers and partners, or that the conditions which resulted in the liquidity concerns experienced by closed financial institutions may also adversely impact, directly or indirectly, other financial institutions and market participants with which the Corporation has commercial or deposit relationships
●competition from both banks and non-banks, including competition in the automobile finance market
●services provided by, or the level of the Corporation’s reliance upon third parties for key services
●the commercial and residential real estate markets, including changes in property values
●the demand for residential mortgages and conditions in the secondary residential mortgage loan markets
●the Corporation’s technology initiatives and other strategic initiatives
●the Corporation’s branch expansion, relocation and consolidation plans
●cyber threats, attacks or events
●C&F Bank’s product offerings
●accounting principles, policies and guidelines, and elections made by the Corporation thereunder

These risks and uncertainties, and the risks discussed in more detail in Item 1A. “Risk Factors,” of Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024 and other reports filed with the SEC should be considered in evaluating the forward-looking statements contained herein.

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

The simulation analysis results, based on a measurement date balance sheet as of September 30, 2025, for hypothetical changes in net interest income over the next twelve months are presented in the following table.

 One-Year Net Interest Income Simulation (dollars in thousands)

	Hypothetical Change in Net
	Interest Income
	Over the Next Twelve Months
	as of
	September 30, 2025		December 31, 2024
Assumed Market Interest Rate Shift	Dollars	Percentage	Dollars	Percentage
-300 BP shock	$(14,343)	(11.98)%	$(7,568)	(6.66)%
-200 BP shock	(9,540)	(7.97)	(4,687)	(4.12)
-100 BP shock	(4,486)	(3.75)	(2,040)	(1.79)
+100 BP shock	2,111	1.76	228	0.20
+200 BP shock	3,993	3.34	511	0.45
+300 BP shock	5,848	4.89	764	0.67

These results indicate that the Corporation would expect net interest income to decrease over the next twelve months assuming an immediate downward shift in market interest rates of 100 BP to 300 BP and to increase if rates shifted upward to the same degree. The simulation analysis results show the Corporation’s sensitivity to an upward shift in rates was more pronounced relative to a downward shift in rates as of September 30, 2025 compared to the results as of December 31, 2024 due primarily to shifts in the mix of loans and deposits and a lower interest rate environment, particularly lower longer-term market rates.

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

Static EVE Change (dollars in thousands)

	Hypothetical Change in EVE
	as of
	September 30, 2025		December 31, 2024
Assumed Market Interest Rate Shift	Dollars	Percentage	Dollars	Percentage
-300 BP shock	$(50,051)	(11.49)%	$(25,260)	(6.49)%
-200 BP shock	(24,760)	(5.69)	(9,335)	(2.40)
-100 BP shock	(7,509)	(1.72)	270	0.07
+100 BP shock	743	0.17	(6,771)	(1.74)
+200 BP shock	(1,941)	(0.45)	(13,022)	(3.34)
+300 BP shock	(5,973)	(1.37)	(20,439)	(5.25)

These results as of September 30, 2025 indicate that the EVE would decrease assuming an immediate downward shift in market interest rates of 100 BP to 300 BP, would increase if rates shifted upward 100 BP and would decrease if rates immediately shifted upward 200 BP to 300 BP. As of September 30, 2025, the Corporation’s EVE is more sensitive to downward changes in rates and less sensitive to upward changes in rates compared to its position as of December 31, 2024 due primarily to shifts in the mix of earning assets and in the mix of deposits and borrowings, which impacted the overall duration of both assets and liabilities. The lower interest rate environment as of September 30, 2025 compared to December 31, 2024, particularly lower longer-term market rates, increased the prepayment expectations of certain earning assets, which also contributed to the Corporation’s EVE sensitivity to changes in rates.

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

ITEM 4.CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2025 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

There were no changes in the Corporation’s internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

In the normal course of business, the Corporation is subject to various legal and administrative proceedings and claims. Legal and administrative proceedings are subject to inherent uncertainties and unfavorable rulings could occur, and the timing and outcome of any legal or administrative proceeding cannot be predicted with certainty. As of September 30, 2025, the Corporation is not involved in any material pending or threatened legal proceedings other than proceedings occurring in the ordinary course of business.

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

There were no repurchases of the Corporation’s common stock under the 2025 Repurchase Program or from shares withheld upon the vesting of restricted shares granted to employees of the Corporation and its subsidiaries in order to satisfy tax withholding obligations during the three months ended September 30, 2025.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	per Share	Programs	Programs
July 1, 2025 - July 31, 2025	—	$—	—	$5,000,000
August 1, 2025 - August 31, 2025	—	$—	—	$5,000,000
September 1, 2025 - September 30, 2025	—	$—	—	$5,000,000
Total	—	$—	—

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

101

The following financial statements from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL, filed herewith: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included within Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	November 4, 2025	By:	/s/ Thomas F. Cherry
Thomas F. Cherry
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2025		/s/ Jason E. Long
Jason E. Long
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)