Form 10-K
period 2025-12-31
C & F FINANCIAL CORP
filed 2026-03-03
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s second fiscal quarter, was $186,049,961.

There were 3,255,801 shares of common stock, $1.00 par value per share, outstanding as of February 27, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 21, 2026 are incorporated by reference in Part III of this report.

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Corporation’s expectations, plans, objectives or beliefs regarding future financial performance and other statements that are not historical facts, which may constitute “forward-looking statements” as defined by federal securities laws. Forward-looking statements generally can be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “may,” “might,” “will,” “intend,” “target,” “should,” “could,” or similar expressions, are not statements of historical fact, and are based on management’s beliefs, assumptions and expectations regarding future events or performance as of the date of this report, taking into account all information currently available.  These statements may include, but are not limited to: statements regarding expected future operations and financial performance; expected trends in yields on loans; expected future recovery of investments in debt securities; future dividend payments and share repurchases; deposit trends; charge-offs and delinquencies; changes in cost of funds and net interest margin and items affecting net interest margin; strategic business initiatives, including our expansion into Southwest Virginia, and the anticipated effects thereof; changes in interest rates and the effects thereof on net interest income; expected impact of unrealized losses on earnings and regulatory capital of the Corporation or the Bank; expected renewal of unsecured federal funds agreements; expected impact of unrealized losses on earnings and regulatory capital of the Corporation or the Bank; mortgage loan originations; expectations regarding the Bank’s regulatory risk-based capital requirement levels; competition; our loan portfolio; our digital services; the adoption of artificial intelligence; deposit trends; improving operational efficiencies; retention of qualified loan officers and expectations regarding new mortgage loan originations; higher quality automobile loan contracts; expectations regarding the runoff of the marine and recreational vehicle portfolio; technology initiatives; our diversified business strategy; asset quality; credit quality; adequacy of allowances for credit losses and the level of future charge-offs; market interest rates and housing inventory and resulting effects on mortgage loan origination volume; sources of liquidity; adequacy of the reserve for indemnification losses related to loans sold in the secondary market; capital levels; the effect of future market and industry trends and conditions, including those discussed under “2026 Outlook”; the effects of future interest rate levels and fluctuations; cybersecurity risks and inflation.  These forward-looking statements are subject to significant risks and uncertainties due to factors that could have a material adverse effect on the operations and future prospects of the Corporation including, but not limited to, changes in:

●interest rates, such as volatility in short-term interest rates or yields on U.S. Treasury bonds, fluctuations in interest rates following actions by the Federal Reserve and increases or volatility in mortgage interest rates

●general business conditions, as well as conditions within the financial markets

●general economic conditions, including unemployment levels, inflation rates, supply chain disruptions and slowdowns in economic growth and government shutdowns

●general market conditions, including disruptions due to pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, changes in trade policy and the implementation of tariffs, geopolitical tensions, war and other military conflicts or other major events, or the prospect of these events

●average loan yields and securities yields and average costs of interest-bearing deposits and borrowings

●financial services industry conditions, including bank failures or rumors of bank failures, the soundness of other financial institutions or concerns involving liquidity, along with actions taken by governmental agencies to address such conditions, and the effects on financial institutions, including us, on among other things, the ability to attract or retain depositors and to borrow or raise capital

●labor market conditions, including attracting, hiring, training, motivating and retaining qualified employees

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

●the level of indemnification losses related to mortgage loans sold

●demand for loan products

●deposit flows

●the strength of the Corporation’s counterparties

●the availability of lines of credit from the Federal Home Loan Bank of Atlanta (FHLB) and other counterparties

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

Community Banking

We provide community banking services through C&F Bank. C&F Bank provides community banking services at its main office in West Point, Virginia, and through its branch network of over 30 branches located throughout Virginia. These branches provide a wide range of banking services to individuals and businesses, including various types of checking and savings deposit accounts, as well as business, real estate, development, mortgage, home equity and installment loans. The Bank also offers ATMs, internet and mobile banking, peer-to-peer payment capabilities and debit cards, as well as safe deposit box rentals, notary public, electronic transfer and other customary bank services to its customers. C&F Bank manages its commercial lending portfolio primarily through commercial lending offices located in Charlottesville, Fredericksburg, Richmond, Roanoke, and Williamsburg, Virginia. C&F Wealth Management, which was organized in

April 1995, is a full-service brokerage firm offering a comprehensive range of wealth management services through third-party service providers primarily at C&F Bank branch locations.  C&F Insurance and CVB Title were organized for the primary purpose of owning equity interests in an independent insurance agency and a full service title and settlement agency, respectively.  Revenues from community banking operations consist primarily of interest earned on loans and investment securities, fees earned on deposit accounts and debit card interchange, net revenues from offering wealth management services and insurance products, and investment income from equity interests.  Community banking revenues and operations are not materially affected by seasonal factors; however, municipal deposits tend to increase with tax collections primarily in the fourth quarter of each year and decline with spending thereafter. At December 31, 2025, assets of the community banking segment totaled $2.7 billion. For the year ended December 31, 2025, net income for this segment totaled $27.2 million.

Mortgage Banking

We conduct mortgage banking activities through C&F Mortgage, which was organized in September 1995, and its 51%-owned subsidiary, C&F Select LLC, which was organized in January 2019. C&F Mortgage and C&F Select LLC provide mortgage loan origination services through offices located in Virginia and the surrounding states. The mortgage banking segment offers a wide variety of residential mortgage loans, which are originated for sale to investors in the secondary mortgage market. The mortgage banking segment does not securitize loans. C&F Bank also purchases mortgage loans from the mortgage banking segment. The mortgage banking segment originates conventional mortgage loans, mortgage loans insured by the Federal Housing Administration (the FHA), and mortgage loans guaranteed by the United States Department of Agriculture (the USDA) and the Veterans Administration (the VA). A majority of the conventional loans are conforming loans that qualify for purchase by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The remainder of the conventional loans are non-conforming in that they do not meet Fannie Mae or Freddie Mac guidelines, but are eligible for sale to various other investors. The mortgage banking segment also has a division, Lender Solutions, that provides certain mortgage loan origination functions as a service to third party mortgage lenders, including other community banks, and a subsidiary, Certified Appraisals LLC, which provides ancillary mortgage loan production services to third parties for residential appraisals. Revenues from mortgage banking operations consist principally of gains on sales of loans to investors in the secondary mortgage market, loan origination fee income, interest earned on mortgage loans held for sale and mortgage lender services income through Lender Solutions. Revenues and income from mortgage banking, which are driven primarily by the origination and sale of mortgage loans, are subject to seasonal factors, including the volume of home sales in the residential real estate market, which typically rises during spring and summer months and declines during fall and winter months. However, seasonal trends may be disrupted by cyclical and other economic factors that affect the residential real estate market. At December 31, 2025, assets of the mortgage banking segment totaled $51.3 million. For the year ended December 31, 2025, net income for this segment totaled $2.3 million.

Consumer Finance

We conduct consumer finance activities through C&F Finance. C&F Finance is a regional finance company purchasing automobile loans primarily in the Mid-Atlantic, Midwest and Southern United States. C&F Finance is an indirect lender that primarily provides automobile financing through lending programs that are designed to serve customers in both the prime and “non-prime” markets, including those who may have limited access to traditional automobile financing due to having experienced prior credit difficulties. C&F Finance generally purchases automobile retail installment sales contracts from manufacturer-franchised dealerships with used-car operations and through selected independent dealerships. C&F Finance selects these dealers based on the types of vehicles sold. Specifically, C&F Finance prefers to finance later model, low mileage used vehicles because the value of new vehicles typically depreciates rapidly. Because C&F Finance serves some customers with higher credit risk, C&F Finance typically charges interest at higher rates than those charged by traditional financing sources. In addition, because C&F Finance provides financing in a relatively higher-risk market compared to that of C&F Bank or other traditional financial institutions, it expects to experience a higher level of credit losses than financing sources that lend primarily to more credit-worthy borrowers. In addition to automobile financing, C&F Finance’s lending portfolio includes marine and recreational vehicle (RV) loan contracts; however, the third-party administrator of this program significantly decreased sales of those loans to outside parties during 2025, which led to the consumer finance segment ending future purchases under the program. The marine and RV loan portfolio is expected to run off over the next several years as scheduled borrower payments are made on the existing loans. These contracts were purchased on an indirect basis through a referral program administered by the third-party and were for prime loans made to individuals with higher credit scores and therefore typically priced at rates lower than C&F Finance’s automobile loans and averaged less than $50,000. Revenues from consumer finance operations consist principally of interest earned on automobile, marine and RV loans. While the consumer finance segment’s loans outstanding and interest income are not materially affected by seasonal factors, delinquencies on automobile loans are generally highest in the period from November through January, related in part to seasonal trends affecting borrowers, including consumer spending. At December 31, 2025, assets of the consumer finance segment totaled $469.9 million. For the year ended December 31, 2025, net income for this segment totaled $1.2 million.

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

At December 31, 2025, we employed 575 total employees. We consider relations with our employees to be excellent. Our selection and promotion processes are without bias. We also aim for our employees to develop their careers in our businesses. At December 31, 2025, 23 percent of our employees have been employed by the Corporation or its subsidiaries for at least 15 years.

Competition

Community Banking

In the Bank’s market area, we compete with large national and regional financial institutions, savings associations and other independent community banks, as well as credit unions, mutual funds, brokerage firms, insurance companies and other lending and deposit platforms offered by non-bank financial technology firms, including those that only operate digitally. Many of these non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks, which may allow them to offer greater lending limits and certain products and services that the Bank does not provide. Increased competition has come from out-of-state banks through their acquisition of Virginia-based banks and interstate branching, and expansion of community and regional banks into our service areas.

The banking business in Virginia is highly competitive for both loans and deposits, is dominated by a relatively small number of large banks with many offices operating over a wide geographic area and is constantly evolving. Among the advantages such large banks have are their ability to finance wide-ranging advertising campaigns, to make larger investments in technological advancements and new products and services, to maximize efficiencies through economies of scale and, by virtue of their greater total capitalization, to have substantially higher lending limits than the Bank.

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

Regulation and Supervision

General

Bank holding companies, banks and their affiliates are extensively regulated under both federal and state law. Consequently, the growth, financial condition and earnings performance of the Corporation and the Bank can be affected not only by management’s decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities including, but not limited to, the Virginia State Corporation Commission Bureau of Financial Institutions (VBFI), the Federal Deposit Insurance Corporation (the FDIC), the Board of Governors of the Federal Reserve System (the Federal Reserve Board), the Internal Revenue Service, federal and state taxing authorities, and the Securities and Exchange Commission (the SEC).

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

Proposals to change the laws, regulations, and policies governing the banking industry are frequently raised at both the state and federal levels. These laws and regulations impose compliance costs and create obligations, including, in some cases, reporting obligations, and compliance with these laws, regulations, and obligations may require us to use significant resources.

The Corporation continues to experience ongoing regulatory reform and these regulatory changes could have a significant effect on how we conduct business.  The specific impacts of regulatory reforms cannot yet be fully predicted and will depend to a large extent on the specific regulations that are likely to be adopted in the future. In addition to laws and regulations, regulatory agencies may issue policy statements, interpretive letters, and similar written guidance applicable to us. A change in applicable laws, regulations or regulatory guidance, in the manner in which laws, regulations and regulatory guidance are interpreted by regulatory agencies or courts, or in the supervisory environment generally, may have a material impact on our business, operations and earnings.

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

The Corporation also is subject to regulation and supervision by the Virginia State Corporation Commission. The Corporation also must file annual, quarterly and other periodic reports with, and comply with other regulations of, the SEC, as well as the rules of the NASDAQ Global Select Market.

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

Basel III Capital Framework. The Federal Reserve Board and the FDIC have adopted rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and standards for calculating risk-weighted assets and risk-based capital measurements (collectively, the Basel III Final Rules) that apply to banking institutions they supervise. For the purposes of these capital rules, (i) common equity tier 1 capital (CET1) consists principally of common stock (including surplus) and retained earnings; (ii) Tier 1 capital consists principally of CET1 plus non-cumulative preferred stock and related surplus, and certain grandfathered cumulative preferred stocks and trust preferred securities; and (iii) Tier 2 capital consists of other capital instruments, principally qualifying subordinated debt and preferred stock, and limited amounts of an institution’s allowance for credit losses. Each regulatory capital classification is subject to certain adjustments and limitations, as implemented by the Basel III Final Rules. The Basel III Final Rules also establish risk weightings that are applied to many classes of assets held by community banks, importantly including applying higher risk weightings to certain commercial real estate (CRE) loans. The Basel III Final Rules also include a requirement that banks maintain additional capital known as the “capital conservation buffer.”

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

As of December 31, 2025, the Bank met all capital adequacy requirements under the Basel III Final Rules, including the capital conservation buffer.

Community Bank Leverage Ratio. As required by the EGRRCPA, qualifying banks with less than $10 billion in consolidated assets can elect to be subject to a 9% leverage ratio applied using less complex leverage calculations (the Community Bank Leverage Ratio Framework or CBLRF). Banks that opt into the CBLRF and maintain a leverage ratio of greater than 9% are not subject to other risk-based and leverage capital requirements and are deemed to meet Basel III Final Rules’ well capitalized ratio requirements. In November 2025, the federal banking regulators issued a proposal that would lower the leverage ratio for purposes of the CBLRF from 9% to 8%. As of December 31, 2025, the Bank has not elected to apply the CBLRF, but the Bank continues to assess the potential impact of opting in to CBLRF as part of its ongoing capital management and planning processes.

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

In August 2018, the Federal Reserve Board issued an interim final rule to apply the Small Bank Holding Company Policy Statement to bank holding companies with consolidated total assets of less than $3 billion, such as the Corporation. The policy statement, which, among other things, exempts certain bank holding companies from minimum consolidated regulatory capital ratios that apply to other bank holding companies. When the Corporation reaches $3 billion in assets, the Corporation will be subject to the Basel III Final Rules independent of the Bank. The Bank remains subject to the regulatory capital requirements described above.

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

Deposit Insurance Assessments.  The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets minus average tangible equity (defined as Tier 1 capital). As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2 percent for the DIF and, in lieu of dividends, provides for a lower assessment rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. An institution's assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average CAMELS composite rating, and is subject to further adjustments including those related to levels of unsecured debt and brokered deposits.  At December 31, 2025, total base assessment rates for institutions that have been insured for at least five years range from 2.5 to 32 basis points (bps) applying to banks with less than $10 billion in assets.

Regulation and Supervision of the Bank and Other Subsidiaries

The Bank is subject to supervision, regulation and examination by the VBFI and its primary federal regulator, the FDIC. The various laws and regulations issued and administered by the regulatory agencies (including the CFPB) affect corporate practices, such as the payment of dividends, the incurrence of debt and the acquisition of financial institutions and other companies, and affect business practices and operations, such as the payment of interest on deposits, the charging of interest on loans, the types of business conducted, the products and terms offered to customers and the location of offices. Prior approval of the applicable primary federal regulator and the VBFI is required for a Virginia chartered bank or bank holding company to merge with another bank or bank holding company, or purchase the assets or assume the deposits of another bank or bank holding company, or acquire control of another bank or bank holding company. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory agencies will consider, among other things, the competitive effect and public benefits of the transactions, the financial condition, managerial resources, capital position and any asset concentrations (including CRE loan concentrations) of the constituent organizations and the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant's performance record under the Community Reinvestment Act (CRA), fair lending laws, and fair housing initiatives, the data security and cybersecurity infrastructure of the constituent organizations and the combined organization, the applicant’s risk management programs and processes, and the applicant’s compliance with and the effectiveness of the subject organizations in combating money laundering activities and complying with Bank Secrecy Act requirements.

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

Federal Home Loan Bank of Atlanta. The Bank is a member of the Federal Home Loan Bank (FHLB) of Atlanta, which is one of 11 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB. At December 31, 2025, the Bank owned $3.7 million of FHLB stock.

Consumer Protection. The Bank is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include, but are not limited to, the Truth-in-Lending Act (TILA), the Real Estate Settlement Procedures Act (RESPA), the Electronic Funds Transfer Act (EFTA), the Equal Credit Opportunity Act (ECOA), the Home Ownership and Equity Protection Act (HOEPA), the Fair Credit and Reporting Act (FCRA), the Fair Debt Collection Practices Act (FDCPA), the Home Mortgage Disclosure Act (HMDA), and the Dodd-Frank Act, and their respective state law counterparts. If we fail to comply with these laws and regulations, we may be subject to various penalties or enforcement actions. Failure to comply with consumer protection requirements may also result in delays in obtaining or failure to obtain any required bank regulatory approval for proposed merger or acquisition transactions.

The CFPB is the federal regulatory agency that is responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. The CFPB supervises and regulates providers of consumer financial products and services, and has rulemaking authority in connection with numerous federal consumer financial protection laws. The CFPB is specifically authorized by the Dodd-Frank Act, among other things, to take action to prevent companies providing consumer financial products or services and their service providers from engaging in unfair, deceptive or abusive acts or practices in connection with consumer financial products and services, and to issue rules requiring enhanced disclosures for consumer financial products or services.

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

On March 30, 2023, the CFPB issued a final rule amending Regulation B to implement Section 1071 of the Dodd-Frank Act, which amended ECOA to require the collection of certain small business lending data. As a result of ongoing litigation, all deadlines for compliance with the amendments to Regulation B are currently stayed. In November 2025, the CFPB issued a notice of proposed rulemaking that, among other things, would reduce the data points that must be collected and reported and would raise the threshold to be considered a covered financial institution to 1,000 covered credit transactions each year over a two-year period. The Bank is continuing to monitor developments related to the Section 1071 final rule.

In addition, the current leadership of the CFPB has indicated intentions to rescind or revise many regulations, as well as to narrow its enforcement and supervision. We cannot currently predict the nature and timing of future developments that may potentially impact CFPB rules, proposals, enforcement and supervision.

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

The CFPB has the authority to issue and enforce regulations under many federal consumer protection laws, including (subject to certain statutory limitations) TILA, ECOA, FDCPA, FCRA, EFTA and the prohibition on unfair, deceptive and abusive acts and practices. Failure by C&F Finance to comply with any of these laws or regulations could have a material adverse effect on the Corporation.  As of December 31, 2025, the Corporation and C&F Finance were not subject to supervision by the CFPB.

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

Real Estate Lending Standards and Guidance. The federal regulatory agencies have adopted regulations setting forth standards for extensions of credit that are secured by real estate. Under these regulations, the Bank must adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements.

The federal regulatory agencies have also jointly issued guidance on “Concentrations in Commercial Real Estate Lending,” which defines CRE loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income or the proceeds of the sale, refinancing, or permanent financing of the property. The guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. If a concentration is present, management must employ heightened risk management practices that address key elements, including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of CRE lending. The guidance states that the following metrics may indicate a concentration of CRE loans, but that these metrics are neither limits nor a safe harbor: (1) total reported loans for construction, land development, and other land represent 100% or more of total risk-based capital; or (2) total reported loans secured by multi-family properties, nonfarm non-residential properties (excluding those that are owner-occupied), and loans for construction, land development, and other land represent 300% or more of total risk-based capital and the bank’s CRE loan portfolio has increased 50% or more during the prior 36 months.

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

Other Regulations

Prompt Corrective Action. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2025, the Bank was considered “well capitalized.”

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

In 2016, the SEC and the federal banking agencies proposed rules that prohibit covered financial institutions (including bank holding companies and banks) from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees or benefits that could lead to material financial loss to the financial institution. It is unclear whether or when this rule will be finalized.

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

On September 29, 2022, FinCEN issued the final rule (the Reporting Rule) to implement the beneficial ownership reporting requirements of the CTA, which was effective January 1, 2024, and would have required reporting of beneficial ownership for entities that were formed or first registered prior to 2024 by January 1, 2025. In March 2025, FinCEN issued an interim final rule removing the requirements for U.S. companies and U.S. persons to report such beneficial ownership information and indicated that it would issue a modified set of regulations regarding beneficial ownership disclosures.

The Corporation will continue to monitor regulatory developments related to the CTA, including future FinCEN rulemakings, and will continue to assess the ultimate impact of the CTA on the Corporation and the Bank. We cannot currently predict the nature and timing of future developments related to the CTA.

Cybersecurity. The federal banking agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal banking agencies expect financial institutions to establish lines of defense and ensure that their risk management processes also address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack. If the Corporation or the Bank fails to meet the expectations set forth in this regulatory guidance, the Corporation or the Bank could be subject to various regulatory actions and any remediation efforts may require significant resources of the Corporation or the Bank.  In addition, federal and state banking agencies continue to increase focus on cybersecurity programs and risks as part of regular supervisory exams.

The federal bank regulatory agencies adopted rules to improve the sharing of information about cybersecurity incidents that may affect the U.S. banking system. A banking organization must notify its primary federal regulator of any significant computer-security incident that may pose a threat to the stability of the U.S. financial sector as soon as possible and no later than 36 hours after the banking organization determines that a notification incident has occurred. A bank service provider must also notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours.

With increased focus on cybersecurity, we are continuing to monitor legislative, regulatory and supervisory developments related thereto.  We had no material cybersecurity incidents in 2025.

Stress Testing. The federal banking agencies have implemented stress testing requirements for certain large or risky financial institutions, including bank holding companies and state-chartered banks.  Although these requirements do not apply to the Corporation and the Bank, the federal banking agencies emphasize that all banking organizations, regardless of size, should have the capacity to analyze the potential effect of adverse market conditions or outcomes on the organization’s financial condition. Based on existing regulatory guidance, the Corporation and the Bank will be expected to consider the institution’s interest rate risk management, CRE loan concentrations and other credit-related information, and funding and liquidity management during this analysis of adverse market conditions or outcomes.

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

Effect of Governmental Monetary Policies. As with other financial institutions, the earnings of the Corporation and the Bank are affected by general economic conditions as well as by the monetary policies of the Federal Reserve Board. Such policies, which include regulating the national supply of bank reserves and bank credit, can have a major effect upon the source and cost of funds and the rates of return earned on loans and investments. The Federal Reserve Board exerts a substantial influence on interest rates and credit conditions, primarily through establishing target rates for federal funds, open market operations in U.S. Government securities, varying the discount rate on member bank borrowings and setting cash reserve requirements against deposits. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits, and rates received on loans and investment securities and paid on deposits. Fluctuations in the Federal Reserve Board’s monetary policies have had a significant impact on the operating results of the Corporation and the Bank in the past and are expected to continue to do so in the future.

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

Available Information

The Corporation’s SEC filings are filed electronically and are available to the public over the Internet at the SEC’s website at http://www.sec.gov. The Corporation’s SEC filings also are available through our website at http://www.cffc.com under “Investor Relations/Financials/SEC Filings” as of the day they are filed or furnished with the SEC. The information contained on our website is not part of this Form 10-K nor incorporated by reference into this Form 10-K or of any other filing with the SEC. Copies of documents also can be obtained free of charge by writing to the Corporation’s secretary at 3600 La Grange Parkway, Toano, VA 23168 or by calling 804-843-2360.

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

Deterioration in economic conditions could adversely affect our business. Our business is directly affected by general economic and market conditions; broad trends in industry and finance; legislative and regulatory changes; changes in governmental monetary and fiscal policies, including trade policies and tariffs; level and volatility of interest rates; and inflation, all of which are beyond our control. Prolonged periods of inflation may impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expenses related to talent acquisition and retention, and negatively impacting the demand for our products and services. Additionally, inflation and supply chain disruptions for our consumers and clients may lead to an increase in default rates on our loans.  Any deterioration in economic conditions, in particular a prolonged economic slowdown within our geographic region or a broader disruption in the economy, possibly as a result of a pandemic or other widespread public health emergency, acts of terrorism or outbreak of domestic or international hostilities (including the military conflict with Iran), could result in the following consequences, any of which could hurt our business materially: an increase in loan delinquencies; an increase in problem assets and foreclosures; a decline in demand for our products and services; a deterioration in the value of collateral for loans made by our various business segments; and changes in the fair value of financial instruments held by the Corporation or its subsidiaries.

Our earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies.

The policies of the Federal Reserve affect us significantly. The Federal Reserve regulates the supply of money and credit in the U.S. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments we hold. Those policies determine to a significant extent our cost of funds for lending and investing. Changes in those policies are beyond our control and are difficult to predict. Federal Reserve policies can also affect our borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the Federal Reserve could reduce the demand for a borrower's products and services. This could adversely affect the borrower’s earnings and ability to repay a loan, which could have an adverse effect on our financial condition and results of operations.  Alternatively, an expansion of the money supply could make it easier for a borrower to obtain a loan from another financial institution at a lower interest rate, resulting in a payoff of that borrower’s higher rate loan with us, and which could have an adverse effect on our financial condition and results of operations.  If interest rates were to decline quickly, our net interest margin could be adversely affected in the short term as our assets typically reprice downward more quickly than our deposits and borrowings.

Adverse changes in economic conditions in our market areas or adverse conditions in an industry on which a local market in which we do business is dependent could adversely affect our results of operations and financial condition.

We provide full-service banking and other financial services throughout eastern and central Virginia, mortgage banking in Virginia and the surrounding states, and consumer finance activities primarily throughout the Mid-Atlantic, Midwest and Southern United States. Our lending and deposit activities are directly affected by, and our financial success depends on, economic conditions within these markets, as well as conditions in the industries on which those markets are economically dependent. A deterioration in local economic conditions or in the condition of an industry on which a local market depends, such as the U.S. federal government and related contractors or the U.S. military and related defense contractors and industries, could adversely affect such factors as unemployment rates, business formations and expansions and housing market conditions. Adverse developments in any of these factors could result in among other things, a decline in loan demand, a reduction in the number of credit-worthy borrowers seeking loans, an increase in delinquencies, defaults and foreclosures, an increase in classified and nonaccrual loans, a decrease in the value of loan collateral, and a decline in the financial condition of borrowers and guarantors, any of which could adversely affect our financial condition or business.

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

The Corporation also invests in the debt securities of corporate issuers, primarily financial institutions, that the Corporation views as having a strong financial position and earnings potential.  However, a deterioration in economic or other conditions in the localities in which these institutions do business could adversely affect their financial condition and results of operations, and therefore adversely affect the value of our investments.  Additionally, a portion of the debt securities in which we have invested remained in an unrealized loss position as of December 31, 2025, due primarily to increases in interest rates after we purchased those debt securities. If the Corporation is forced to sell debt securities in an unrealized loss position for liquidity or other needs or it determines that there is credit loss with respect to any of the Corporation’s debt securities, the Corporation may be forced to recognize those losses or an impairment charge in net income.

The concentration of commercial real estate loans, including construction loans, and consumer finance automobile loans in our loan portfolio increases credit risk.

At December 31, 2025, 46 percent of our loan portfolio consisted of commercial real estate loans and commercial real estate construction loans, which includes both owner-occupied and non-owner-occupied loans secured by apartment complexes, retail properties, and office and warehouse properties. These loans generally carry larger loan balances and involve a greater degree of financial and credit risk than home equity and residential loans. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and to borrowers in similar lines of business, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. The repayment of these loans may be dependent upon the profitability and cash flows of the business or project and therefore, events beyond our control, such as a downturn in the local economy, could adversely affect the performance of the commercial real estate loan portfolio. In addition, banking regulators examine commercial real estate lending activity with heightened scrutiny due to these reasons and may require banks with higher levels of commercial real estate loans to implement more stringent underwriting, internal controls, risk management policies, and portfolio stress testing. If our banking regulators determine that our commercial real estate lending activities are particularly risky and are subject to such heightened scrutiny, we may incur significant additional costs or be required to restrict certain of our commercial real estate lending activities. Banking regulators may also require us to maintain higher levels of capital due to our commercial real estate lending activity than we would otherwise be expected to maintain, which could adversely affect our business, financial condition, and results of operations.

At December 31, 2025, 20 percent of our loan portfolio consisted of consumer finance automobile loans, which includes loans to customers who may have limited access to traditional automobile financing due to increased credit risk. During periods of high inflation, economic slowdown or recession, delinquencies, defaults, repossessions and losses may increase in this portfolio. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which we may sell repossessed vehicles or delay the timing of these sales. The number of delinquent loans, fluctuations in wholesale values of used automobiles and the availability of repossession agencies may impact the amount of net charge-offs experienced within the consumer finance automobile portfolio. In addition, our servicing costs may increase without a corresponding increase in our finance charge income. While we manage the higher risk inherent in loans made to these borrowers through our underwriting criteria for installment sales contracts we purchase and collection methods, we cannot guarantee that these criteria or methods will ultimately provide adequate protection against these risks.

Weakness in the secondary residential mortgage loan markets or demand for mortgage loans may adversely affect income from C&F Mortgage.

Our mortgage banking segment has historically provided a significant portion of our noninterest income by generating gains on sales of mortgage loans that we originate.  Interest rates, housing inventory, housing demand, inflation, cash buyers, new mortgage lending regulations and other market conditions, such as the number of third-party investors and their demand to purchase mortgage loans, have a direct effect on loan originations across the industry.  In particular, in the current higher interest rate environment (when compared to 2020 to 2022), our originations of mortgage loans have decreased, resulting in fewer loans available to be sold to investors, which has resulted in a decrease in noninterest income that may continue into future periods, and which may occur during other periods of rising interest rates. In addition, our results of operations are affected by the amount of noninterest expenses (including for personnel and systems infrastructure) associated with mortgage banking activities.  During periods of reduced loan demand, our results of operations may be adversely affected if we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

If our allowance for credit losses becomes inadequate, our results of operations may be adversely affected.

Making loans is an essential element of our business. The risk of nonpayment is affected by a number of factors, including but not limited to: the duration of the credit; credit risks of a particular customer; inflation; changes in economic and industry conditions; and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans may not be repaid. We attempt to maintain an appropriate allowance for credit losses to provide for losses in our loan portfolio. The process to determine the allowance for credit losses uses models and assumptions that require us to make difficult and complex judgments that are often interrelated. This includes forecasting how borrowers will perform in changing and unprecedented economic conditions. The ability of our borrowers to repay their obligations will likely be impacted by changes in future economic conditions, which in turn could impact the accuracy of our loss forecasts and allowance estimates. There is also the possibility that we have failed or will fail to accurately identify the appropriate economic indicators, to accurately estimate the timing of future changes in economic conditions, or to estimate accurately the impacts of future changes in economic conditions to our borrowers, which similarly could impact the accuracy of our loss forecasts and allowance estimates. If the models, estimates, and assumptions we use to establish reserves or the judgments we make in extending credit to our borrowers prove inaccurate in predicting future events, we may suffer unexpected losses. The allowance for credit losses is our best estimate of expected credit losses; however, there is no guarantee that it will be sufficient to address credit losses, particularly if the economic outlook deteriorates significantly and quickly. In such an event, we may increase our allowance for credit losses, which would reduce our earnings. Additionally, to the extent that economic conditions worsen, impacting our consumer and commercial borrowers or underlying collateral, and credit losses are worse than expected, as may be caused by inflation, an economic recession or otherwise, we may increase our provision for loan losses, which could have an adverse effect on our business, financial condition, and results of operations. Although we believe our allowance for credit losses is adequate to absorb expected losses in our loan portfolio, we cannot predict the timing or severity of such losses nor give any assurance that our allowance will be adequate in the future.

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

Risk Factors Related to our Industry and Financial Markets

We are subject to interest rate risk and fluctuations in interest rates may negatively affect our financial performance.

Our profitability depends in substantial part on our net interest margin, which is the difference between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits and borrowings divided by total interest-earning assets. Changes in interest rates will affect our net interest margin in diverse ways, including the pricing of loans and deposits, the levels of prepayments and asset quality. We are unable to predict actual fluctuations of market interest rates because many factors influencing interest rates, including changes in economic conditions and the policies of the Federal Reserve and other governmental and regulatory agencies, are beyond our control. We believe that our current interest rate exposure is manageable. Following a period of aggressive rate hikes aimed at curbing inflation in 2022 and 2023, the Federal Open Market Committee (FOMC) of the Federal Reserve reduced the target range for the federal funds rate by a total of 100 bps from September 2024 to December 2024. From September 2025 to December 2025, the FOMC further reduced the target range for the federal funds rate by a total of 75 bps. In January 2026, the FOMC held the target federal funds rate at an upper limit of 3.75 percent, but noted that uncertainty about the economic outlook remains elevated. Although the Federal Reserve has shifted toward reducing the target range, the economic and inflationary outlook in the U.S. remains uncertain and the Corporation cannot predict the timing or magnitude of future Federal Reserve monetary policy actions. If market rates rise, or remain elevated for an extended period of time, we may experience more competitive pressures to increase the rates we pay on deposits, which may result in a decrease in our net interest income, a change in the mix of noninterest and interest-bearing accounts, reduced demand for loans or increases in the rate of default on existing loans. Conversely, if market interest rates continue to decline, or if the Federal Reserve lowers the target federal funds rate further, such lower rates could limit our interest rate spread and cause yields on loans and investments to fall, which may not be fully offset by lower rates paid on deposits and adversely affect our business forecasts. Additionally, the Corporation could experience net interest margin compression if it is unable to maintain its current level of loans outstanding by continuing to originate new loans or if it experiences a decrease in deposit balances, which would require the Corporation to seek funding from other sources at relatively higher rates of interest. It is possible that significant or unexpected changes in interest rates may take place in the future, and we cannot always accurately predict the nature or magnitude of such changes or how such changes may affect our business or results of operations.

The Corporation’s investment portfolio consists of fixed income debt securities, classified as available for sale, whose market values fluctuate with changes in interest rates.  Available for sale debt securities are carried at estimated fair value with the corresponding unrealized gains and losses recognized in other comprehensive income.  Gains or losses are only recognized in net income upon the sale of the security.  Under Accounting Standards Codification (ASC) 326, a loss is recognized when the Corporation does not expect to recover its investment in a debt security, calculated as the amount that the carrying value of the security exceeds its market value.  Increases in market interest rates has in the past, and may in the future, cause the market value of the Corporation’s investment portfolio to decline significantly. While the Corporation does not intend to sell any of its securities, the portfolio serves as a source of liquidity and consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors.  If the Corporation is forced to sell any of its securities while in an unrealized loss position, the loss would be recognized in net income.  Additionally, while the regulatory capital of the Corporation or the Bank is not expected to be impacted by unrealized losses on securities, tangible common equity, a non-GAAP financial measure, is reduced for unrealized losses on securities, and regulatory capital would be reduced for any losses recognized in net income.

We rely substantially on deposits obtained from customers in our target markets to provide liquidity and support growth.

Our business strategies are based on access to funding from local customer deposits. Deposit levels may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions that affect savings levels and the amount of liquidity in the economy, including government stimulus efforts in response to economic crises. If our deposit levels fall, we could lose a relatively low-cost source of funding and our interest expense would likely increase as we obtain alternative funding to replace lost deposits. If local customer deposits are not sufficient to fund our normal operations and growth, or if we lose a significant portion of our local customer deposits or a significant deposit relationship, we will look to outside sources, such as borrowings from the FHLB, which is a secured funding source, and our liquidity and/or profitability could be adversely impacted. Our ability to access borrowings from the FHLB will be dependent upon whether and the extent to which we can provide collateral to secure FHLB borrowings. We may also look to federal funds purchased and brokered deposits, although the use of brokered deposits may be limited or discouraged by our banking regulators. We may also seek to raise funds through the issuance of shares of our common stock, or other equity or equity-related securities, or debt securities including subordinated notes as additional sources of liquidity. If we are unable to access funding sufficient to support our business operations and growth strategies or are unable to access such funding on attractive terms, we may not be able to implement our business strategies which may negatively affect our financial performance.

Consumers may increasingly decide not to use banks to complete their financial transactions, which could have a material adverse impact on our financial condition and operations.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds, general-purpose reloadable prepaid cards, or in other types of assets, including crypto currencies, stablecoins or other digital assets. Consumers can also complete transactions such as paying bills or transferring funds directly without the assistance of banks. Trends toward digital financial transactions have accelerated, and we may face increased competition from fintech companies. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the loss of deposits as a lower cost source of funds could have a material adverse effect on our financial condition and results of operations.

There has also been a significant increase in digital asset adoption globally over the past several years. For example, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (GENIUS Act), which was enacted in July 2025, provides a legal framework for stablecoins and their issuers in the United States. Depending on consumer and business interest in payment stablecoins, and the characteristics and utility of payment stablecoins, the passage of the GENIUS Act could result in increased competition with respect to our deposit products. However, the GENIUS Act requires the U.S. Treasury Department and federal regulators to issue regulations on numerous topics to interpret and implement the statute, so the effect of the GENIUS Act will depend on what those regulations provide. Digital asset service providers, which, at present, are not subject to the same degree of scrutiny and oversight as bank holding companies and federally insured banks, are becoming active competitors, and customers could move their deposits from traditional federal insured banks into digital currencies, which would have a negative effect on our liquidity, results of operations and financial condition.

Competition from other financial institutions and financial intermediaries may adversely affect our profitability.

We face substantial competition in originating loans and in attracting deposits, which can greatly affect pricing for our products and services and could adversely affect our cost of funds. Our competition in originating loans and attracting deposits comes principally from other banks, mortgage banking companies, consumer finance companies, savings associations, credit unions, brokerage firms, insurance companies and other institutional lenders and purchasers of loans, and includes firms that attract customers primarily through digital and online products which may offer greater convenience to customers than traditional banking products and services. Many of these financial institutions are significantly larger and have established customer bases, greater financial resources, and higher lending limits. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of these nonbank competitors are not subject to the same extensive federal regulation that govern bank holding companies and federally insured banks.  As a result, some of our competitors can offer products and services that we are unable to offer or to offer such products and services at more competitive rates, which could require us to increase the rates we pay on deposits or lower the rates we offer on loans, which could adversely affect our profitability.

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

In the ordinary course of business, the Corporation collects and stores sensitive data, including proprietary business information and personally identifiable information of our customers and employees, in systems and on networks, including those hosted by third-party vendors. The secure processing, maintenance and use of this information is critical to operations and the Corporation’s business strategy. The Corporation has invested in information security technologies and continually reviews processes and practices that are designed to protect its networks, computers and data from damage or unauthorized access, including periodically those employed by third-party vendors that host the Corporation’s data and applications. Despite these security measures, the Corporation’s computer systems and infrastructure may be vulnerable to attacks by hackers or may be breached due to employee error, malfeasance or other disruptions. We, our customers, regulators and other third parties, including other financial services institutions and companies engaged in data processing, have been subject to, and are likely to continue to be the target of, cyber-attacks. Any security breach that we experience could result in legal claims, regulatory penalties, disruption in operation, remediation expenses, costs associated with customer notification and credit monitoring services, increased insurance premiums, loss of customers and business partners and damage to the Corporation’s reputation. We rely on customary security systems and procedures to provide the security and authentication necessary to effect secure collection, transmission and storage of sensitive data. These systems and procedures include but are not limited to (i) regular penetration testing of our network, (ii) regular employee training programs on sound security practices and awareness of security threats, (iii) deployment of tools to monitor our network including intrusion prevention and detection systems, electronic mail spam filters, anti-virus, anti-malware, anti-ransomware, resource logging and patch management, (iv) multifactor authentication for customers using treasury management tools and employees who access our network from outside of our premises, and (v) enforcement of security policies and procedures for the additions and maintenance of user access and rights to resources. However, because the techniques used to obtain unauthorized access, or to disable or degrade systems change frequently and are often not recognized until launched against a target, even with all reasonable security efforts, the Corporation may be unable to anticipate these techniques or to implement adequate protective measures. Additionally, as cyber threats continue to evolve, the Corporation may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents.

Certain key applications, including our core data processing are outsourced to third-party providers. If our third- party providers encounter difficulties or if we have difficulty in communicating with such third parties, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations and reputation.  Additionally, in recent years banking regulators have focused on the responsibilities of financial institutions to supervise vendors and other third-party service providers.  We may have to dedicate significant resources to manage risks and regulatory burdens presented by our relationship with vendors and third-party service providers, including our data processing and cybersecurity service providers.

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

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products, systems and services, which may require substantial initial investment to be implemented, including the cost of modifying or adapting existing products, systems and services, and we anticipate that new technologies will continue to emerge. The Corporation invests in new technology to enhance customer service, and to increase efficiency and reduce operating costs. Our future success will depend in part upon our ability to create synergies in our operations through the use of technology and to facilitate the ability of customers to engage in financial transactions in a manner that enhances the customer experience. We cannot give any assurance that technological improvements will increase operational efficiency or that we will be able to effectively implement new technology-driven products, systems and services or be successful in marketing new products and services to our customers.  A failure to maintain or enhance a competitive position with respect to technology, whether because of a failure to anticipate customer expectations, substantially fewer resources to invest in technological improvements than larger competitors, or because our technological developments fail to perform as desired or are not implemented in a timely manner, could result in higher operating costs, decreased customer satisfaction, and lower market share. An inability to effectively implement new technology and realize operational efficiencies could result in the loss of initial investments in such projects and higher operating costs. Either of these outcomes could have a material adverse impact on our financial condition and results of operations.

The development and use of Artificial Intelligence (“AI”) presents risks and challenges that may adversely impact our business.

We and our third-party vendors, clients or counterparties have begun to develop and incorporate and will likely continue to develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI present several potential risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, we may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. Additionally, malicious actors are increasingly using AI, including generative AI, to create sophisticated scams, deepfakes, and phishing attacks, which may result in unauthorized account access or financial losses. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

We are subject to losses due to errors, omissions or fraud by our employees, clients, counterparties or other third parties.

We are exposed to many types of operational risk, including the risk of fraud by third parties, customers and employees, clerical recordkeeping errors, and transactional errors. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, social engineering, phishing and other dishonest acts. While our procedures and systems are designed to follow customary, industry-specific security precautions and while we provide employees with ongoing training and regular communications and guidance to combat fraud, our efforts might not be successful in mitigating or reducing fraudulent attempts resulting in financial losses, increased litigation risk and reputational harm.

Our business also depends on our employees, as well as third-party service providers, to process a large number of increasingly complex transactions. We could be materially and adversely affected if employees, clients, counterparties, or other third parties caused an operational breakdown or failure, either from human error, fraudulent manipulation, or purposeful damage to any of our operations or systems.

We use models in our business, and we could be adversely affected if our design, implementation, or use of models is flawed.

The use of statistical and quantitative models and other quantitatively-based analyses is central to bank decision-making and regulatory compliance processes, and the employment of such analyses is becoming increasingly widespread in our operations. We use quantitative models to measure risk, calculate the quantitative portion of our allowance for loan losses, estimate asset and liability values, assess capital and liquidity, manage our balance sheet, create financial forecasts, and otherwise conduct our business and operations. We anticipate that model-derived insights will penetrate further into bank decision-making, and particularly risk management efforts. While these quantitative techniques and approaches improve our decision-making, they also create the possibility that faulty data or flawed quantitative approaches could yield adverse outcomes or regulatory scrutiny. Additionally, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision-making. We also rely on model inputs that are provided by third parties. To the extent that any flawed models or inaccurate model outputs are used in reports to banking agencies or the public, we could be subjected to supervisory actions, private litigation, and other proceedings that may adversely affect our business, financial condition, and results of operations.

Risks Related to the Regulation of the Corporation

Compliance with laws, regulations and supervisory guidance, both new and existing, may adversely affect our business, financial condition and results of operations.

We are subject to numerous laws, regulations and supervision from both federal and state agencies. Our compliance with these laws is costly and potentially restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of our offices. Failure to comply with these laws and regulations could result in financial, structural and operational penalties, including receivership. In addition, establishing systems and processes to achieve compliance with these laws and regulations may increase our costs and/or limit our ability to pursue certain business opportunities.

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

Further, the financial services industry faces more aggressive enforcement of laws at federal, state and local levels, particularly in connection with practices that may harm consumers or the financial system more generally.

Future legislation, regulation and government policy, particularly following changes in political leadership and policymakers in the federal government, could affect the banking industry as a whole, including the Corporation’s business and results of operations, in ways that are difficult to predict. In addition, the Corporation’s results of operations could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies, or as a result of changes in supervision, examination and enforcement priorities and policies of government agencies. See “Regulation and Supervision” included in Item 1. Business, of this Annual Report on Form 10-K for a more detailed description of the certain regulatory requirements applicable to the Corporation.

The financial services industry may be subject to new or changing legislation, regulation, and government policy, which could affect the banking industry and the broader economy.

At this time, it is difficult to predict the legislative and regulatory changes that will result from the combination of the current presidential administration and both Houses of Congress having majority memberships from the same political party. It appears that the current presidential administration is seeking to implement a regulatory reform agenda that is significantly different than that of the previous administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies. Furthermore, the change in presidential administration has, and is expected to continue to, result in certain changes in the leadership and senior staffs of the federal banking agencies. Such changes are likely to impact the rulemaking, supervision, examination and enforcement priorities and policies of the agencies. In addition, changes in key personnel at the agencies that regulate such banking organizations, including the federal banking agencies, may result in differing interpretations of existing rules and guidelines and potentially different enforcement priorities. The potential impact of any changes in agency personnel, policies, priorities, regulations and interpretations on the financial services sector, including us, cannot be predicted.

The current presidential administration and Congress also may cause broader economic changes due to changes in governing ideology and governing style, as well as changes to the size, scope and operations of the federal government. These changes could have varied effects on the economy that are difficult to predict. For example, changes in trade and fiscal policy could affect broader patterns of trade and economic growth. Additionally, comprehensive changes to the federal government could be materially adverse to the regional and local economies where we conduct business and to our customers, which, in turn, could be materially adverse to our business, financial condition and results of operations.

Increased scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to environmental, social and governance (ESG) practices may impose additional costs on the Corporation or expose it to new or additional risks.

As a regulated financial institution and a publicly traded company, we may face increasing scrutiny from customers, regulators, investors, and other stakeholders related to ESG practices and disclosure. Often these stakeholders have differing, and sometimes conflicting, priorities and expectations regarding ESG issues. In addition, certain federal and state laws and regulations related to ESG issues may include provisions that conflict with other laws and regulations, which may increase our costs or limit our ability to conduct business in certain jurisdictions. Specifically, changing views and scrutiny against certain ESG and corporate diversity, equity and inclusion (DEI) matters has gained momentum across the United States at national, state and local levels. Failing to comply with legal or regulatory requirements or expectations and standards from customers, regulators, investors, and other stakeholders regarding ESG-related issues, or taking action in conflict with one or another of those stakeholder’s expectations, could also lead to loss of business, adverse publicity, an adverse impact on our reputation, customer complaints, or public protests, as well as governmental enforcement or private litigation. Any adverse publicity or adverse impact on our reputation in connection with ESG, any shifts in investing priorities among investors, or any loss of business resulting from any of the foregoing, may result in adverse effects on the trading price of our common stock and/or our business, operations and earnings.

The CFPB may increase our regulatory compliance burden and could affect the consumer financial products and services that we offer.

The CFPB influences consumer financial laws, regulation and policy through rulemaking related to enforcement of the Dodd-Frank Act’s prohibitions against unfair, deceptive and abusive consumer finance products or practices, which directly affect the business operations of financial institutions offering consumer financial products or services, including the Corporation.  This agency’s broad rulemaking authority includes identifying practices or acts that are unfair, deceptive or abusive in connection with any consumer financial transaction, financial product or service. Although the CFPB has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the CFPB may also apply to the Corporation or its subsidiaries by virtue of the adoption of such policies and practices by the Federal Reserve and the FDIC.  Further, the CFPB may include its own examiners in regulatory examinations by the Corporation’s primary regulators. The limitations and restrictions imposed by the CFPB may produce significant, material effects on our business, financial condition and results of operations. There is ongoing uncertainty as to the CFPB’s regulations and approach to enforcement and supervision; although, the current leadership of the CFPB has indicated intentions to rescind or revise many regulations, as well as to narrow its enforcement and supervision. We cannot currently predict the impact of such changes on our business, financial condition and results of operation.

Risks Related to Owning the Corporation’s Common Stock

The trading volume of our common stock may not provide adequate volume for investors, and future sales of our common stock by shareholders or the perception that those sales could occur may cause our common stock price to decline.

Although our common stock is listed for trading on NASDAQ Global Select Market, the trading volume in our common stock may be lower than that of other larger financial institutions. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given these factors, a shareholder may have difficulty selling shares of our common stock at an attractive price (or at all). Additionally, shareholders may not be able to sell a substantial number of our common stock shares for the same price at which shareholders could sell a smaller number of shares. Given the potential for lower relative trading volume in our common stock, significant sales of the common stock in the public market, or the perception that those sales may occur, could cause the trading price of our common stock to decline or to be lower than it otherwise might be in the absence of these sales or perceptions.

The Corporation’s dividends may not be sustained.

Although the Corporation has historically paid cash dividends to holders of its common stock, holders of common stock are not entitled to receive dividends.  Financial, regulatory or economic factors may cause the Corporation’s Board of Directors to consider, among other actions, the suspension or reduction of dividends paid on the Corporation’s common stock.  Furthermore, the Corporation is a bank holding company that conducts substantially all of its operations through its subsidiaries, including the Bank. As a result, the Corporation relies on dividends from the Bank for substantially all of its revenues. There are various regulatory restrictions on the ability of the Bank to pay dividends or make other payments to the Corporation, and the Corporation’s right to participate in a distribution of assets upon the Bank’s liquidation or reorganization is subject to the prior claims of the Bank’s creditors. For information on these regulatory restrictions on the ability of the Bank to pay dividends to the Corporation, see Part I – Item I – “Regulation and Supervision – Limits on Dividends.” If the Bank is unable to pay dividends to the Corporation, the Corporation may not be able to service its outstanding borrowings and other debt, pay its other obligations or pay a cash dividend to the holders of the Corporation’s common stock, and the Corporation’s business, financial condition and results of operations may be materially adversely affected.

Our common stock price may be volatile, which could result in losses to our investors.

Our common stock price has been volatile in the past, and several factors could cause the price to fluctuate in the future. These factors include, but are not limited to, actual or anticipated variations in earnings, changes in analysts’ recommendations or projections with regard to our common stock or the markets and businesses in which we operate, operations and stock performance of other companies deemed to be our peers, reports of trends and concerns and other issues related to the financial services industry, changes in government regulations, geopolitical conditions such as acts or threats of terrorism, military conflicts, the effects (or perceived effects) of pandemics and trade relations, and the realization of any of the other risks presented in this Form 10-K. Fluctuations in our common stock price may be unrelated to our performance. General market declines or market volatility in the future, especially in the financial institutions sector, could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

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

We believe that our growth and future success will depend in large part on the skills of our executive officers. We also depend upon the experience of the officers of our subsidiaries and on their relationships with the communities they serve. The loss of the services of one or more of these officers could disrupt our operations and impair our ability to implement our business strategy, and we may not be able to find adequate replacements, which could adversely affect our business, financial condition and results of operations.

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

From time to time, the Corporation or any of its subsidiaries or their respective directors and management are or may become involved in a variety of litigation arising out of its business, and the Corporation operates in a legal and regulatory environment that exposes it to potential significant litigation risk. The Corporation’s insurance may not cover all claims that may be asserted against it in legal or administrative actions or costs that it may incur defending such actions, and any claims asserted against it, regardless of merit or eventual outcome, may harm the Corporation’s reputation. Should the ultimate judgments or settlements and/or costs incurred in any litigation exceed any applicable insurance coverage, they could have a material adverse effect on the Corporation’s financial condition and results of operation for any period.

We are subject to physical and financial risks associated with climate change and other weather and natural disaster impacts

We are subject to the growing risk of climate change. Among the risks associated with climate change are more frequent severe weather events. Severe weather events such as hurricanes, tropical storms, tornados, winter storms, freezes, flooding and other large-scale weather catastrophes in our markets subject us to significant risks and more frequent severe weather events magnify those risks. Large-scale weather catastrophes or other significant climate change effects that either damage or destroy residential or multifamily real estate underlying mortgage loans or real estate collateral, could decrease the value of our real estate collateral or increase our delinquency rates in the affected areas and thus diminish the value of our loan portfolio. In addition, the effects of climate change may have a significant effect on our geographic markets and could disrupt our operations or the operations of our customers, third-party service providers, or supply chains more generally. Those disruptions could result in declines in economic conditions in our geographic markets or industries in which our borrowers operate and impact their ability to repay loans or maintain deposits. Climate change could also impact our assets or employees directly or lead to changes in customer preferences that could negatively affect our growth or business strategies. In addition, our reputation and customer relationships could be damaged due to our practices related to climate change, including our or our customers’ involvement in certain industries or projects. In recent years, the federal banking regulators have focused on the physical and financial risks to financial institutions associated with climate change; although, expectations with respect to these matters has been changing, and it is difficult to predict changes in priorities and requirements with respect to these matters, including any changes in compliance costs relating to such changes.

ITEM 1B.UNRESOLVED STAFF COMMENTS

The Corporation has no unresolved comments from the SEC staff.

ITEM 1C.CYBERSECURITY

The Corporation considers cybersecurity a subset of information security, and as such, cybersecurity risks and controls are assessed in our information security risk assessment and managed in our Information Security Program (ISP). The ISP is developed and maintained utilizing the Federal Financial Institutions Examination Council (FFIEC) Information Technology Examination Handbook and represents the standards, policies, procedures, and guidelines defining the Corporation’s security requirements and related activities, which includes risk management and risk assessment practices. Management has designated the Information Security Officer (ISO), along with the Systems and Information Technology (IT) Steering Committee, with implementing and monitoring the ISP. The Corporation’s IT department consists of the Chief Information Officer (CIO), who has over 40 years of experience in the IT field, including 15 with the Corporation, and other key personnel who have years of experience and various certifications related to assessing and managing cybersecurity risk. Additionally, the Corporation has established a comprehensive enterprise risk management program to monitor risks related to its operations, including cybersecurity risk, and the Corporation’s Chief Risk Officer has primary responsibility for the enterprise risk management program. Management also engages the services of third parties to assist the ISO with his tasks. The Corporation believes that risk management is a component of overall governance and that IT risk management is a component of overall risk management.

The Corporation recognizes that our overall security culture contributes to the effectiveness of our ISP. The Corporation maintains an enterprise risk management program that identifies, prioritizes and provides a formal structure for the internal and external risks that impact the organization. The Board of Directors sets the tone and direction for the Corporation’s use of IT and has identified the Audit Committee as having primary responsibility for oversight of the Corporation’s risk exposures and risk assessments and policies, including risks related to cybersecurity. The Board of Directors and Audit Committee approve and periodically review and re-approve the ISP and other IT related policies. While the Board of Directors may delegate the design, implementation, and monitoring of certain IT activities to the CIO or designee, the full Board of Directors remains responsible for overseeing IT strategies and policies, including cybersecurity. To help carry out their responsibilities, Directors, management, and all employees are periodically trained to understand IT activities and risks, including cybersecurity risks. Management, via the Systems and IT Steering Committee and ISO, or a combination, provides a status report to the Board of Directors at least annually, with more frequent communications as necessary. The report describes the overall status of the ISP and material matters related to the program, including security breaches, cybersecurity assessments, cybersecurity awareness training for employees and the Board of Directors and results of incident response testing.

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

The main office, which operates as a branch office, of C&F Bank is located in West Point, VA. The operations center of C&F Bank, which includes the offices of the community banking segment’s loan, deposit and administrative functions, is located in Toano, Virginia.  The community banking segment operates 30 additional branch offices and five regional commercial lending offices in Virginia, three of which are situated at bank branch locations.  Of the 33 locations used as bank branches or commercial lending offices, 25 are owned by the community banking segment and eight are leased from nonaffiliates.

The mortgage banking segment’s main administrative office and a loan production office are located in Midlothian, Virginia, in a building owned by C&F Bank that also houses a branch of C&F Bank.  In addition, the mortgage banking segment has 19 loan production offices, of which four in Virginia are located in C&F Bank branches and 15 are leased from nonaffiliates, including 14 in Virginia, four in North Carolina, and one in West Virginia.

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

Thomas F. Cherry (57) President and Chief Executive Officer

Chief Executive Officer of the Corporation and C&F Bank since 2019; President of the Corporation and C&F Bank since 2014; Director of the Corporation and C&F Bank since 2015; Secretary of the Corporation and C&F Bank from 2002 to 2018; Chief Financial Officer of the Corporation and C&F Bank from 2004 to 2016

Larry G. Dillon (73) Executive Chairman

Chairman of the Board of Directors of the Corporation and C&F Bank since 1989; Chief Executive Officer of the Corporation and C&F Bank from 1989 to 2018; President of the Corporation and C&F Bank from 1989 to 2014

Jason E. Long (46) Executive Vice President, Chief Financial Officer and Secretary

Executive Vice President and Chief Financial Officer of the Corporation and C&F Bank since 2020; Senior Vice President and Chief Financial Officer of the Corporation and C&F Bank from 2016 to 2020; Secretary of the Corporation and C&F Bank since 2019

Mark A. Fox (60) President and Chief Executive Officer, C&F Mortgage

President and Chief Executive Officer of C&F Mortgage beginning January 1, 2025; Executive Vice President, Chief Operating Officer of C&F Mortgage from 2005 to 2024, Chief Financial Officer of C&F Mortgage from 1995 to 2005

S. Dustin Crone (57) President and Chief Executive Officer, C&F Finance	Chief Executive Officer of C&F Finance since 2020; President of C&F Finance since 2010

John A. Seaman, III (68) Executive Vice President and Chief Credit Officer, C&F Bank	Executive Vice President and Chief Credit Officer of C&F Bank since 2011

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is listed for trading on the NASDAQ Global Select Market of the NASDAQ Stock Market under the symbol “CFFI.” As of February 27, 2026, there were approximately 3,500 shareholders of our common stock. As of that date, the closing price of our common stock on the NASDAQ Global Select Stock Market was $72.82.

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

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors authorized a program, effective January 1, 2025 through December 31, 2025, to repurchase up to $5.0 million of the Corporation’s common stock (the 2025 Repurchase Program). During the year ended December 31, 2025, the Corporation did not make any repurchases of its common stock under the 2025 Repurchase Program.

The Corporation’s Board of Directors authorized a program, effective January 1, 2026 through December 31, 2026, to repurchase up to $5.0 million of the Corporation’s common stock (the 2026 Repurchase Program). Repurchases under the 2026 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under repurchase programs, if any, will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions, and there is no assurance that the Corporation will purchase any shares under repurchase programs.

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended December 31, 2025.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased[1]	per Share	Programs	Programs
October 1, 2025 - October 31, 2025	—	$—	—	$5,000,000
November 1, 2025 - November 30, 2025	—	$—	—	$5,000,000
December 1, 2025 - December 31, 2025	7,306	$69.47	—	$—
Total	7,306	$69.47	—
1	During the three months ended December 31, 2025, 7,306 shares were withheld upon the vesting of restricted shares granted to employees of the Corporation and its subsidiaries in order to satisfy tax withholding obligations.

Five-Year Stock Performance

The following graph compares the yearly cumulative total shareholder return on the common stock of the Corporation with the yearly cumulative total shareholder return on stock included in (1) the NASDAQ Composite Index and (2) a group of peer commercial financial institutions identified by the Corporation for 2025 (the 2025 Peer Group) and for 2024 (the 2024 Peer Group).  The graph assumes $100 invested on December 31, 2020 in the Corporation, the NASDAQ Composite Index and the Peer Group, and shows the total return on such an investment as of December 31, 2025, assuming reinvestment of dividends.  There can be no assurance that the Corporation’s stock performance in the future will continue with the same or similar trends depicted in the graph below.

Total Return Performance
C&F Financial Corporation
NASDAQ Composite Index
2025 Peer Group
2024 Peer Group
Index Value
250
200
150
100
50
0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

	Period Ending
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
C&F Financial Corporation	100.00	142.26	167.12	201.69	217.49	227.52
NASDAQ Composite Index	100.00	122.18	82.43	119.22	154.48	187.14
2025 Peer Group	100.00	138.24	133.72	131.02	142.99	161.01
2024 Peer Group	100.00	135.21	134.70	131.82	146.33	163.33

The 2025 Peer Group consists of entities that meet the following criteria: (i) publicly-traded commercial financial institution headquartered in Virginia, Maryland, North Carolina, South Carolina, Tennessee, Pennsylvania, New Jersey, Ohio, Indiana, Georgia, Florida, and Alabama (excluding certain large metropolitan areas that are not similar to the economic markets served by the Corporation) and (ii) total assets as of December 31, 2024 of between $1.2 billion and $5.0 billion. The 2025 Peer Group consisted of 46 publicly-traded commercial financial institutions with a median asset size of $2.2 billion based on total assets as of December 31, 2024. Performance of the 2025 Peer Group is presented on a weighted basis according to each peer financial institution’s market capitalization as of December 31, 2020.

The following financial institutions were included in the 2025 Peer Group:

ACNB Corporation	F & M Bank Corp.	Meridian Corporation
AmeriServ Financial, Inc.	Farmers & Merchants Bancorp, Inc.	MetroCity Bankshares, Inc.
BayFirst Financial Corp.	Fidelity D & D Bancorp, Inc.	Middlefield Banc Corp.
Blue Foundry Bancorp	Finward Bancorp	National Bankshares, Inc.
Blue Ridge Bankshares, Inc.	First Bank	Norwood Financial Corp.
Capital Bancorp, Inc.	First Community Bankshares, Inc.	Ohio Valley Banc Corp.
Capital City Bank Group, Inc.	First Community Corporation	Parke Bancorp, Inc.
Carter Bankshares, Inc.	First National Corporation	Peoples Bancorp of North Carolina, Inc.
CB Financial Services, Inc.	First United Corporation	Primis Financial Corp.
CF Bankshares Inc.	Franklin Financial Services Corporation	Princeton Bancorp, Inc.
Chain Bridge Bancorp, Inc.	FVCBankcorp, Inc.	Richmond Mutual Bancorporation, Inc.
Citizens & Northern Corp.	HomeTrust Bancshares, Inc.	SB Financial Group, Inc.
Citizens Financial Services, Inc.	John Marshall Bancorp, Inc.	Southern First Bancshares, Inc.
Civista Bancshares, Inc.	LCNB Corp.	Virginia National Bankshares Corporation
Colony Bankcorp, Inc.	LINKBANCORP, Inc.
Eagle Financial Services, Inc.	MainStreet Bancshares, Inc.

Previously, the Corporation reported a different group of peer companies. In 2025, the Corporation changed the composition of the peer group used to evaluate financial performance of the Corporation primarily to reflect consolidation within the banking industry. The 2024 Peer Group consisted of entities that met the following criteria: (i) publicly-traded commercial financial institution headquartered in Virginia, Maryland, North Carolina, South Carolina, Tennessee, Pennsylvania, New Jersey, Ohio, Indiana, Georgia, Florida and Alabama (excluding certain large metropolitan areas that are not similar to the economic markets served by the Corporation)  and (ii) total assets as of December 31, 2023 of between $1.2 billion and $5.0 billion. The 2024 Peer Group consisted of 48 publicly-traded commercial financial institutions with a median asset size of $2.2 billion based on total assets as of December 31, 2023. Performance of the 2024 Peer Group is presented on a weighted basis according to each peer financial institution’s market capitalization as of December 31, 2020.

The following financial institutions were included in the 2024 Peer Group:

ACNB Corporation	First Bank	Norwood Financial Corp.
AmeriServ Financial, Inc.	First Community Bankshares, Inc.	Ohio Valley Banc Corp.
Blue Ridge Bankshares, Inc.	First Community Corporation	Old Point Financial Corporation
Capital City Bank Group, Inc.	First National Corporation	Penns Woods Bancorp, Inc.
Carter Bankshares, Inc.	First Savings Financial Group, Inc.	Peoples Bancorp of North Carolina, Inc.
CB Financial Services, Inc.	First United Corporation	Peoples Financial Services Corp.
CF Bankshares Inc.	Franklin Financial Services Corporation	Primis Financial Corp.
Citizens & Northern Corp.	FVCBankcorp, Inc.	Princeton Bancorp, Inc.
Citizens Financial Services, Inc.	HomeTrust Bancshares, Inc.	Richmond Mutual Bancorporation, Inc.
Civista Bancshares, Inc.	John Marshall Bancorp, Inc.	River Financial Corporation
Colony Bankcorp, Inc.	LCNB Corp.	SB Financial Group, Inc.
Eagle Financial Services, Inc.	LINKBANCORP, Inc.	Security Federal Corporation
ESSA Bancorp Inc.	MainStreet Bancshares, Inc.	SmartFinancial, Inc.
F & M Bank Corp.	MetroCity Bankshares, Inc.	Southern First Bancshares, Inc.
Farmers & Merchants Bancorp, Inc.	Middlefield Banc Corp.	Southern States Bancshares, Inc.
Fidelity D & D Bancorp, Inc.	National Bankshares, Inc.	Virginia National Bankshares Corporation

ITEM 6.[RESERVED]

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

TABLE 1: Financial Performance Highlights

(Dollars in thousands, except for per share data)	Year Ended December 31,
	2025	2024	2023
Net Income (Loss):
Community Banking	$27,231	$20,284	$22,928
Mortgage Banking	2,307	1,108	465
Consumer Finance	1,229	1,414	2,879
Other	(3,776)	(2,888)	(2,526)
Consolidated net income	$26,991	$19,918	$23,746

Earnings per share - basic and diluted	$8.29	$6.01	$6.92

Return on average assets	1.01%	0.80%	0.99%
Return on average equity	11.11%	9.02%	11.68%
Return on average tangible common equity (ROTCE)[1]	12.53%	10.37%	13.58%
1	Refer to “Use of Certain Non-GAAP Financial Measures,” below, for information about these non-GAAP financial measures, including a reconciliation to the most directly comparable financial measures calculated in accordance with U.S. Generally Accepted Accounting Principles (GAAP).

Consolidated net income and earnings per share were $27.0 million and $8.29, respectively, for the year ended December 31, 2025, compared to $19.9 million and $6.01, respectively, for the year ended December 31, 2024.  The increase in consolidated net income for 2025 compared to 2024 was due primarily to higher net income at the community banking and mortgage banking segments, partially offset by a decrease in net income at the consumer finance segment.

A discussion of the performance of our business segments is included under the heading “Business Segments” in the “Results of Operations” section of this discussion and analysis.

Key factors affecting comparisons for the years ended December 31, 2025 and 2024 are as follows.

●	Community banking segment loans grew $136.7 million, or 9.4 percent;
●	Consumer finance segment loans decreased $2.5 million, or less than one percent;
●	Deposits increased $174.9 million, or 8.1 percent, a portion of which was due to the wind-down of the repurchase agreement program with certain commercial deposit customers during the third quarter of 2025. The balance of these repurchase agreements was $29.0 million at December 31, 2024;
●	Consolidated net interest margin was 4.21 percent, compared to 4.12 percent;
●	Community banking segment recorded a net reversal of provision for credit losses of $50,000, compared to a provision for credit losses of $1.7 million;
●	Consumer finance segment provision for credit losses was $11.6 million for each of the years ended December 31, 2025 and 2024, respectively;
●	Consumer finance segment net charge-offs were 2.59 percent, compared to 2.62 percent;
●	Mortgage banking segment loan originations increased $152.5 million, or 28.9 percent;
●	The Corporation issued new subordinated notes with an aggregate principal amount of $40.0 million in the second quarter of 2025 and concurrently repurchased its previously issued subordinated notes with aggregate principal amount of $20.0 million; and
●	The Corporation expanded into Southwest Virginia with the opening of a new loan production office in Roanoke in the third quarter of 2025.

Discussion of consolidated net income and earnings per share for the year ended December 31, 2023 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Overview” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 27, 2025, and is incorporated herein by reference.

Capital Management and Dividends

Total equity was $262.3 million at December 31, 2025, compared to $227.0 million at December 31, 2024.   Under regulatory capital standards, the Corporation’s tier 1 risk-based capital and total risk-based capital ratios at December 31, 2025 were 12.2 percent and 15.2 percent, respectively, compared to 11.9 percent and 14.1 percent, respectively, at December 31, 2024.

Total consolidated equity increased $35.4 million at December 31, 2025 compared to December 31, 2024, due primarily to net income and lower unrealized losses in the market value of securities available for sale, which are recognized as a component of other comprehensive income, partially offset by dividends paid on the Corporation’s common stock. The Corporation’s securities available for sale are fixed income debt securities and their unrealized loss position is a result of increased market interest rates since they were purchased. The Corporation expects to recover its investments in debt securities through scheduled payments of principal and interest. Unrealized losses are not expected to affect the earnings or regulatory capital of the Corporation or C&F Bank. The accumulated other comprehensive loss related to the Corporation’s securities available for sale, net of deferred income taxes, decreased to $10.2 million at December 31, 2025, compared to $23.7 million at December 31, 2024 due primarily to fluctuations in debt security market interest rates and a decrease in the balance of securities available for sale in an unrealized loss position as a result of maturities, calls and paydowns.

The Corporation’s Board of Directors continued its historical practice of paying dividends in 2025. For the year ended December 31, 2025, the Corporation declared dividends totaling $1.84 per share, compared to $1.76 per share for the year ended December 31, 2024. The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital levels and requirements and expected future earnings. In making its decision on the payment of dividends on the Corporation’s common stock, the Corporation’s Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, growth expectations and other factors.

In December 2023, the Board of Directors authorized a program, effective January 1, 2024 through December 31, 2024, to repurchase up to $10.0 million of the Corporation’s common stock (the 2024 Repurchase Program). During the year ended December 31, 2024, the Corporation repurchased 160,694 shares, or $7.9 million, of its common stock under the 2024 Repurchase Program.

In December 2024, the Board of Directors authorized a program, effective January 1, 2025 through December 31, 2025, to repurchase up to $5.0 million of the Corporation’s common stock (the 2025 Repurchase Program). During the year ended December 31, 2025, the Corporation did not make any repurchases of its common stock under the 2025 Repurchase Program.

In December 2025, the Board of Directors authorized a new program, effective January 1, 2026 through December 31, 2026, to repurchase up to $5.0 million of the Corporation’s common stock (the 2026 Repurchase Program). Repurchases under the 2026 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and shares repurchased will be returned to the status of authorized and unissued shares of common stock.

At December 31, 2025, the book value per share of the Corporation’s common stock was $80.64, and tangible book value per share, a non-GAAP measure, was $72.60, compared to $70.00 and $61.86 respectively, at December 31, 2024.  Refer to “Use of Certain Non-GAAP Financial Measures,” below, for information about non-GAAP financial measures, including a reconciliation to the most directly comparable financial measures calculated in accordance with GAAP.

2026 Outlook

The current economic environment is challenging across all levels, market conditions are shifting quickly, and competition is intensifying; however, we believe our strong capital position, history of profitability, and diverse income stream sources position us well for the challenging times ahead. We remain focused on maintaining our strong balance sheet, managing margins, maintaining strong liquidity and capital positions, and pursuing disciplined growth by focusing on the following:

●	Performance and growth: Organically growing earning assets and deposits remains at the top of our strategic initiatives list. With the addition of a seasoned commercial banking team in Roanoke, Virginia at the community banking segment and multiple teams of mortgage originators at the mortgage banking segment during 2025, we believe we’re well-positioned to grow heading into 2026.

●	Marketing and brand recognition: We are well underway in implementing our three-year strategic marketing plan, developed in partnership with an industry-leading marketing firm, to increase our visibility in metro markets including Richmond, Williamsburg, Fredericksburg, Charlottesville and now Roanoke. Initial digital metrics show that traffic to our refreshed websites and overall online engagement are up significantly over prior years.

●	Cross-company collaboration: Building and strengthening customer relationships through enhanced cross-selling efforts and leveraging the professional expertise of loyal and long-term teammates across our subsidiaries has been and will remain a strategic initiative.

●	People and community engagement: We make substantial investments in training, benefits, and career growth resources to attract and retain the very best talent. Additionally, we are highly focused on developing our “next generation” of leaders as the importance of succession planning grows. In 2025, our teammates volunteered, mentored, and partnered with local organizations to expand access to financial wellness and economic opportunity, which directly reflect our culture and values, building on trust we have earned in the markets where we live and work.

●	Efficiency and technology: We are evaluating potential use cases across all subsidiaries and departments for the prudent adoption of Artificial Intelligence (AI) including robotic process automation, generative and agentic AI, and machine learning tools. We continue to simplify processes, modernize tools, and improve customer experience – from digital onboarding to faster, more transparent workflows.

●	Risk management: We have strengthened capabilities and resources to combat an ever-changing fraud threat environment, primarily with stronger leverage and refinement of tools and technology, as well as proactive education and communication with our customers. Credit discipline remains a top priority in 2026 and is why we actively monitor industry concentrations and market trends – especially in the commercial real estate and consumer portfolios.

We believe the Corporation’s diversified business model, including community banking, mortgage banking, and consumer finance, provides a strong foundation in times of volatility. Additional factors that could influence our financial performance in 2026 in our business segments include:

●	Community Banking: C&F Bank delivered solid loan and deposit growth in 2025 with loan growth of 9.4% and deposit growth of 8.1%. Organically growing earning assets and deposits remain key strategic initiatives for 2026. We recruited a team of seasoned commercial bankers in Southwest Virginia, which positions our company to compete in key new markets. C&F Wealth Management (included in the results of the community banking segment) increased assets under management during 2025 and will continue to provide personalized client service while benefiting from a much closer relationship with our subsidiaries through internal referrals.

●	Mortgage Banking: Earnings improved at C&F Mortgage during 2025 with loan originations increasing by 28.9%. We onboarded two new teams of mortgage originators during 2025 and plan to continue to drive growth through strategic partnerships and to increase revenues at Lender Solutions, a division that provides certain mortgage loan origination functions as a service to other financial institutions.

●	Consumer Finance: Despite elevated funding costs, heighted competition and credit normalization toward pre-pandemic levels, C&F Finance remained profitable in 2025. In 2026, we will continue to closely monitor economic and industry conditions, focus on additional efficiencies and leverage our investments in technology to continue pursuing growth in our loan portfolio.

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

Management’s judgment in determining the level of the allowance is based on evaluations of historical loan losses, current conditions and reasonable and supportable forecasts relevant to the collectability of loans. The measurement of the allowance for credit losses on commercial and consumer loans is based in part on the twelve-month forecast of the national unemployment rate, which we believe to be indicative of risk factors related to the collectability of commercial and consumer loans. Forecasts of the national unemployment rate are derived from the Federal Open Markets Committee of the Federal Reserve Board. For periods beyond those for which reasonable and supportable forecasts are available, projections are based on a reversion of the national unemployment rate from the last forecast to a historical average level over the following six months. In addition, management’s estimate of expected credit losses is based on the remaining life of loans held for investment, which is affected in part by changes in expected prepayment behavior and in the nature and volume of the loan portfolio. Management also assesses the risk of credit losses arising from external factors, such as changes in general market, economic and business conditions and the value of underlying collateral, to make qualitative adjustments in determining the recorded balance of the allowance for credit losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. These factors outside of the Corporation’s control are difficult to predict and can have significant impacts on the level of allowance that is required, which can be different than the level recorded based on the then-existing loan portfolio, unemployment rate forecast and other external factors that were used in the qualitative adjustments at that time.

In evaluating the level of the allowance, we consider a range of possible assumptions and outcomes related to the various factors identified above. The level of the allowance is particularly sensitive to changes in the actual and forecasted national unemployment rate during the twelve-month forecast period and changes in current conditions or reasonably expected future conditions affecting the collectability of loans. Given the relationship between external variables used in the forecast and the qualitative adjustments made based on the assessment of available information relevant to assessing collectability that is not captured in the forecast, it is difficult to estimate the impact of a change in any one individual variable on the allowance for credit losses. The impact of a change in an assumption or input may be amplified by or partially offset by the impact of a change in another assumption or input.

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

These qualitative factors include, but are not limited to, general market, economic and business conditions; overall financial performance; reporting unit-specific performance, events or changes; and market value of the Corporation’s common stock. Several of these factors are outside of the Corporation’s control and are difficult to predict, which could have a significant impact on the qualitative assessment of the likelihood that the fair value of a reporting unit is less than its carrying amount. In the last evaluation of goodwill at the community banking segment and the consumer finance segment, which was the annual evaluation in the fourth quarter of 2025, the Corporation concluded that no impairment existed based on an assessment of qualitative factors.

For further information concerning accounting policies, refer to Item 8. “Financial Statements and Supplementary Data” under the heading “Note 1: Summary of Significant Accounting Policies.”

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for each of the years ended December 31, 2025, 2024 and 2023. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented. Average balances of securities available for sale are included at amortized cost. Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect. Accretion and amortization of fair value purchase adjustments related to business combinations are included in the computation of yields on loans and investments and on the cost of borrowings, but had no material effect.

TABLE 2: Average Balances, Income and Expense, Yields and Rates

	2025			2024			2023
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans:
Community banking segment	$1,516,513	$84,306	5.56%	$1,378,131	75,707	5.49%	1,214,143	62,188	5.12%
Mortgage banking segment	36,731	2,336	6.36	30,737	1,897	6.17	25,598	1,695	6.62
Consumer finance segment	464,443	49,179	10.59	476,775	49,684	10.42	473,885	47,263	9.97
Total loans	2,017,687	135,821	6.73	1,885,643	127,288	6.75	1,713,626	111,146	6.49
Securities - available for sale:
Taxable	340,860	9,475	2.78	335,647	$7,563	2.25	$428,895	$9,110	2.12
Tax-exempt	122,346	4,940	4.04	119,978	4,516	3.76	108,006	3,600	3.33
Total securities - available for sale	463,206	14,415	3.11	455,625	12,079	2.65	536,901	12,710	2.37
Interest-bearing deposits in other banks	69,065	2,498	3.62	37,238	1,374	3.69	35,351	1,245	3.52
Total earning assets	2,549,958	152,734	5.99	2,378,506	140,741	5.92	2,285,878	125,101	5.47
Allowance for credit losses	(40,633)			(40,736)			(41,047)
Total non-earning assets	158,470			156,726			148,666
Total assets	$2,667,795			$2,494,496			$2,393,497

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$322,732	$2,076	0.64%	$327,700	$2,170	0.66%	$354,643	$2,134	0.60%
Savings and money market deposit accounts	527,951	6,289	1.19	476,707	4,424	0.93	526,634	3,141	0.60
Time deposits	852,766	31,093	3.65	767,721	31,465	4.10	541,252	15,112	2.79
Total interest-bearing deposits	1,703,449	39,458	2.32	1,572,128	38,059	2.42	1,422,529	20,387	1.43
Borrowings:
Repurchase agreements	15,902	236	1.48	27,754	456	1.64	32,393	399	1.23
Other borrowings	105,005	5,595	5.33	91,713	4,304	4.69	116,908	5,644	4.83
Total borrowings	120,907	5,831	4.82	119,467	4,760	3.98	149,301	6,043	4.05
Total interest-bearing liabilities	1,824,356	45,289	2.48	1,691,595	42,819	2.53	1,571,830	26,430	1.68
Noninterest-bearing demand deposits	557,743			536,828			575,452
Other liabilities	42,663			45,217			42,954
Total liabilities	2,424,762			2,273,640			2,190,236
Equity	243,033			220,856			203,261
Total liabilities and equity	$2,667,795			$2,494,496			$2,393,497
Net interest income		$107,445			$97,922			$98,671
Interest rate spread			3.51%			3.39%			3.79%
Interest expense to average earning assets			1.78%			1.80%			1.16%
Net interest margin			4.21%			4.12%			4.31%

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

TABLE 3: Rate-Volume Recap

	2025 from 2024			2024 from 2023
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest income:
Loans:
Community banking segment	$969	$7,630	$8,599	$4,712	$8,807	$13,519
Mortgage banking segment	59	380	439	(121)	323	202
Consumer finance segment	799	(1,304)	(505)	2,133	288	2,421
Securities - available for sale:
Taxable	1,794	118	1,912	530	(2,077)	(1,547)
Tax-exempt	335	89	424	492	424	916
Interest-bearing deposits in other banks	(27)	1,151	1,124	61	68	129
Total interest income	3,929	8,064	11,993	7,807	7,833	15,640
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	(63)	(31)	(94)	204	(168)	36
Savings and money market deposit accounts	1,347	518	1,865	1,606	(323)	1,283
Time deposits	(3,656)	3,284	(372)	8,647	7,706	16,353
Borrowings:
Repurchase agreements	(41)	(179)	(220)	120	(63)	57
Other borrowings	626	665	1,291	(159)	(1,181)	(1,340)
Total interest expense	(1,787)	4,257	2,470	10,418	5,971	16,389
Change in net interest income	$5,716	$3,807	$9,523	$(2,611)	$1,862	$(749)

Net interest income, on a taxable-equivalent basis, for 2025 increased to $107.4 million, compared to $97.9 million for 2024, due primarily to higher average balances of earning assets and an increase in net interest margin. Average earning assets grew $171.5 million, or 7.2 percent, to $2.55 billion for 2025 compared to $2.38 billion for 2024, and net interest margin increased 9 basis points to 4.21 percent in 2025 compared to 4.12 percent in 2024. Net interest margin increased due primarily to higher average interest rates on securities available for sale, a shift in the mix of interest-earning assets towards higher-earning assets and lower average interest rates on deposits, partially offset by higher average cost of borrowings. The Federal Reserve Bank decreased the target federal funds interest rate from an upper limit of 5.50 percent at December 31, 2023 to 4.50 percent at December 31, 2024 and to 3.75 percent by December 31, 2025. The yield on interest-earning assets and cost of interest-bearing liabilities increased by 7 basis points and decreased by 5 basis points, respectively, for 2025, compared to 2024.

Average loans, which includes both loans held for investment and loans held for sale, increased $132.0 million to $2.02 billion for 2025, compared to $1.89 billion for 2024. Average loans held for investment at the community banking segment increased $138.4 million, or 10.0 percent, to $1.52 billion for 2025, compared to $1.38 billion for 2024, due primarily to growth in commercial real estate, land acquisition and development and equity lines segments of the loan portfolio. Average loans held for investment at the consumer finance segment decreased $12.3 million, or 2.6 percent, to $464.4 million for 2025, compared to $476.8 million for 2024, due primarily to a decrease in marine and recreational vehicle (RV) loans as the third party administrator of that program significantly decreased sales of those loans to outside parties during 2025, which led to the consumer finance segment ending future purchases under the program during the third quarter of 2025. The marine and RV portfolio is expected to run off over the next several years as scheduled borrower payments are made on the existing loans. Average loans at the mortgage banking segment, which consist primarily of loans held for sale, increased $6.0 million, or 19.5 percent, to $36.7 million for 2025, compared to $30.7 million for 2024, due primarily to higher mortgage loan production volume in 2025 compared to 2024.

Average loan yield increased at each of the community banking, consumer finance and mortgage banking segments, however, decreased 2 basis points overall to 6.73 percent for 2025, compared to 6.75 percent for 2024, due primarily to a shift in the mix of loans from the higher-yielding consumer finance segment to the community banking segment. The community banking segment average loan yield increased 7 basis points to 5.56 percent for 2025, compared to 5.49 percent for 2024, due primarily to a shift in the mix of the loan portfolio towards higher-yielding loans and renewals of fixed rate loans originated during periods of lower interest rates. The consumer finance segment average loan yield increased 17 basis points to 10.59 percent for 2025, compared to 10.42 percent for 2024, due primarily to a shift in the mix of the loan portfolio with the termination of the lower-yielding marine and RV loan program and the portfolio composition in general shifting towards originations within the past three years, when interest rates were higher, as loans originated prior to that during periods of lower interest rates pay off or mature. The mortgage banking segment average loan yield increased 19 basis points to 6.36 percent for 2025, compared to 6.17 percent for 2024, due primarily to fluctuations in market interest rates.

Average securities available for sale increased $7.6 million to $463.2 million for 2025, compared to $455.6 million for 2024, due primarily to purchases of mortgage-backed securities outpacing maturities, calls and paydowns throughout the portfolio. The average yield on the securities portfolio on a taxable-equivalent basis increased 46 basis points to 3.11 percent for 2025, compared to 2.65 percent for 2024, due primarily to purchases of securities during recent periods at higher average yields relative to the average yield of the portfolio as a whole and lower prepayment activity on mortgage-backed securities, which resulted in lower premium amortization.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the Federal Reserve Bank, increased $31.8 million to $69.1 million for 2025, compared to $37.2 million for 2024. The average yield on interest-bearing deposits in other banks decreased 7 basis points to 3.62 percent for 2025, compared to 3.69 percent for 2024 due to the decrease in the federal funds interest rate beginning in September 2025.

Average savings and money market and interest-bearing demand deposits combined increased $46.3 million to $850.7 million for 2025, compared to $804.4 million for 2024, and average noninterest-bearing demand deposits increased $20.9 million to $557.7 million for 2025, compared to $536.8 million for 2024. Average time deposits increased $85.0 million to $852.8 million for 2025, compared to $767.7 million for 2024. The average cost of interest-bearing deposits decreased 10 basis points to 2.32 percent for 2025, compared to 2.42 percent for 2024, due primarily to decreases in interest rates paid on time deposits, partially offset by an increase in the rates paid on savings and money market deposit accounts.  A portion of the increases in average deposits was due to the wind-down of the repurchase agreement program with certain commercial deposit customers during the third quarter of 2025.

Average borrowings increased $1.4 million to $120.9 million for 2025, compared to $119.5 million for 2024, due primarily to higher balances of subordinated debt, partially offset by decreases in short-term borrowings. The average cost of borrowings increased 84 basis points to 4.82 percent for 2025 compared to 3.98 percent for 2024, due primarily to higher rates paid on subordinated debt.

The Corporation believes that the effects of declining market interest rates, if continued into 2026, could adversely affect its net interest margin in the short term as its assets typically reprice downward more quickly than its deposits and borrowings. The majority of the Corporation’s time deposits have repriced within the past year; however, the Corporation anticipates further declines in the cost of deposits due to the most recent decreases in market interest rates in September, October and December 2025. The Corporation also believes any such adverse impacts could be somewhat mitigated by renewals of fixed rate loans originated during periods of lower interest rates and purchases of securities available for sale with higher interest rates. The ultimate effect of market factors, including monetary policy actions taken by the Federal Reserve, on the Corporation’s net interest margin will also depend on other factors, including the Corporation’s ability to grow loans at the community banking segment and consumer finance segment, to compete for deposits, and the extent of its reliance on borrowings. The Corporation gives no assurance as to the timing or extent of changes in market interest rates or the impact of those changes or any other factor on the Corporation's ability to compete for loans and deposits or on its net interest margin. If market interest rates were to rise, net interest margin could be positively affected in the short term as the Corporation generally expects its assets to reprice upward more quickly than its deposits and borrowings.

Discussion of net interest income for the year ended December 31, 2023 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Net Interest Income” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 27, 2025, and is incorporated herein by reference.

NONINTEREST INCOME

TABLE 4: Noninterest Income

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Gains on sales of loans	$7,979	$6,064	5,780
Interchange income	6,286	6,178	$6,187
Service charges on deposit accounts	4,113	4,288	4,330
Wealth management services income, net	3,103	2,993	2,564
Mortgage banking fee income	2,925	2,286	2,110
Mortgage lender services income	2,850	2,049	2,048
Other service charges and fees	2,073	1,901	1,643
Unrealized gain on investments held in rabbi trust	2,585	1,319	2,301
Investment income from other equity interests	741	960	677
Other income, net	1,976	2,500	1,980
Total noninterest income	$34,631	$30,538	$29,615

Total noninterest income increased $4.1 million, or 13.4 percent, for the year ended December 31, 2025, compared to the year ended December 31, 2024 due primarily to higher volume of mortgage loan production at the mortgage banking segment which resulted in higher gains on sales of loans and higher mortgage banking fee income, higher mortgage lender services income and higher gains on investments held in the rabbi trust, partially offset by lower investment income from other equity interests and lower other income.

The Corporation uses a rabbi trust to fund liabilities under its nonqualified deferred compensation plan. Unrealized gains and losses on investments held in the Corporation’s rabbi trust are offset by changes in deferred compensation liabilities, recorded in salaries and employee benefits expense.

Discussion of noninterest income for the year ended December 31, 2023 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Noninterest Income” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 27, 2025, and is incorporated herein by reference.

NONINTEREST EXPENSE

TABLE 5: Noninterest Expense

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Salaries and employee benefits:
Compensation, payroll taxes and employee benefits	$54,191	$52,259	$52,575
Increase in nonqualified deferred compensation plan liabilities	2,585	1,319	2,301
Total salaries and employee benefits	56,776	53,578	54,876

Occupancy expense	8,802	8,397	7,993
Data processing	11,962	11,314	10,874
Professional fees	3,699	3,611	2,752
Insurance expense	1,721	1,832	1,659
Marketing and advertising expenses	2,363	1,213	1,548
Loan processing and collection expenses	3,137	2,661	3,317
Other expenses:
Telecommunication expenses	1,298	1,529	1,330
Licenses and taxes expense	1,191	1,004	918
Travel and educational expenses	1,291	994	1,272
Postage and courier expenses	1,091	1,049	994
Other real estate owned losses and expense, net	—	218	—
Other components of net periodic pension cost	(601)	(532)	(452)
Provision for indemnifications	(190)	(460)	(585)
All other noninterest expenses	3,680	3,522	3,387
Total other noninterest expenses	7,760	7,324	6,864
Total noninterest expense	$96,220	$89,930	$89,883

Total noninterest expense increased $6.3 million, or 7.0 percent, for the year ended December 31, 2025, compared to the year ended December 31, 2024 due primarily to higher salaries and employee benefits due to higher commissions from increased volume of mortgage loan production, increased employee incentive accruals associated with improved financial performance and the addition of a seasoned lending team with the expansion into Southwest Virginia, fluctuations in deferred compensation liabilities, higher marketing and advertising expenses related to the Corporation’s strategic marketing initiative and higher data processing expenses related to investments in operational technology, partially offset by lower telecommunications expense and lower other real estate owned losses.

Changes in deferred compensation liabilities are related to the Corporation’s nonqualified plan which are offset by unrealized gains and losses on investments held in the Corporation’s rabbi trust, and are recorded in noninterest income.

Discussion of noninterest expense for the year ended December 31, 2023 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Noninterest Expense” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 27, 2025, and is incorporated herein by reference.

INCOME TAXES

Income tax expense on 2025 earnings was $6.1 million, resulting in an effective tax rate of 18.4 percent, compared with $4.2 million, or 17.5 percent, in 2024. The Corporation’s consolidated effective tax rate for the year ended December 31, 2025 was higher compared to the year ended December 31, 2024 due primarily to lower tax benefits of tax-exempt income as a percentage of pre-tax income and higher state income taxes.

Discussion of income taxes for the year ended December 31, 2023 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Income Taxes” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 27, 2025 and is incorporated herein by reference.

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

TABLE 6: Community Banking Segment Operating Results

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Interest income	$99,355	$87,600	$74,949
Interest expense	41,716	40,498	24,184
Net interest income before allocation	57,639	47,102	50,765
Net interest allocation[1]	24,058	24,456	23,438
Net interest income	81,697	71,558	74,203
Provision for credit losses	(50)	1,650	1,625
Net interest income after provision for credit losses	81,747	69,908	72,578
Noninterest income:
Interchange income	6,286	6,178	6,187
Service charges on deposit accounts	4,173	4,354	4,390
Wealth management services income, net	3,103	2,993	2,564
Other service charges and fees	2,071	1,899	1,640
Investment income from other equity interests	741	960	677
Other income, net	1,143	1,339	1,007
Total noninterest income	17,517	17,723	16,465
Noninterest expense:
Salaries and employee benefits	37,640	36,252	36,005
Occupancy expense	7,266	6,887	6,353
Data processing	9,432	8,927	8,564
Professional fees	2,681	2,834	2,149
Insurance expense	1,476	1,575	1,396
Marketing and advertising expenses	1,784	748	1,075
Loan processing and collection expenses	174	256	248
Other expenses	5,292	5,395	5,023
Total noninterest expenses	65,745	62,874	60,813
Income before income taxes	33,519	24,757	28,230
Income tax expense	6,288	4,473	5,302
Net income	$27,231	$20,284	$22,928
1	Interest expense is allocated to the mortgage banking and consumer finance segments through borrowings from the community banking segment.

Net income for the community banking segment was $27.2 million for the year ended December 31, 2025, compared to $20.3 million for the year ended December 31, 2024 due primarily to:

●	higher interest income resulting from higher average balances of loans and cash reserves and higher average interest rates on securities; and
●	lower provision for credit losses due to the resolution of a nonperforming commercial real estate loan in the second quarter of 2025 that had carried a specific reserve and a decrease in the pace of growth in loans;

partially offset by:

●	higher interest expense due primarily to higher average balances of interest-bearing deposits, partially offset by lower average rates on deposits;
●	higher salaries and employee benefits due primarily to increased employee incentive accruals associated with improved financial performance and the addition of a seasoned lending team with the expansion into Southwest Virginia in the third quarter of 2025; and
●	higher marketing and advertising expenses related to the Corporation’s strategic marketing initiative, which began in the second half of 2024.

Net interest income for the community banking segment increased $10.1 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 due primarily to an increase in net interest margin and higher average balances of earning assets. Interest income allocated to the community banking segment includes interest income on loans to the consumer finance and mortgage banking segments. These transactions are eliminated to reach consolidated totals.

Community banking segment loans, excluding loans to the consumer finance and mortgage banking segments, increased $136.7 million, or 9.4 percent, to $1.6 billion at December 31, 2025, compared to $1.5 billion at December 31, 2024, due primarily to growth in the commercial real estate, land acquisition and development and equity lines segments of the loan portfolio. Deposits increased $174.9 million, or 8.1 percent, to $2.3 billion at December 31, 2025, compared to $2.2 billion at December 31, 2024.

The community banking segment recorded a net reversal of provision for credit losses of $50,000 for the year ended December 31, 2025, compared to a provision for credit losses of $1.7 million for the year ended December 31, 2024.  The allowance for credit losses as a percentage of total loans decreased to 1.10 percent at December 31, 2025 from 1.20 percent at December 31, 2024. This decrease is due primarily to the resolution of a nonperforming commercial real estate loan that had carried a specific reserve and growth in loans with shorter expected lives, which resulted in lower estimated losses over the life of the loan, partially offset by growth in the loan portfolio. Management believes that the level of the allowance for credit losses is adequate to reflect the net amount expected to be collected.

Discussion of the community banking segment for the year ended December 31, 2023 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Business Segments” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 27, 2025, and is incorporated herein by reference.

Mortgage Banking:  The following table presents the mortgage banking operating results for the periods indicated.

TABLE 7: Mortgage Banking Segment Operating Results

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Interest income	$2,336	$1,897	$1,695
Interest expense	—	—	—
Net interest income before allocation	2,336	1,897	1,695
Net interest allocation[1]	(1,027)	(796)	(612)
Net interest income	1,309	1,101	1,083
Provision for credit losses	—	—	—
Net interest income after provision for credit losses	1,309	1,101	1,083
Noninterest income:
Gains of sales of loans	8,568	6,421	5,845
Mortgage banking fee income	3,080	2,458	2,254
Mortgage lender services fee income	2,857	2,059	2,048
Other income	13	85	51
Total noninterest income	14,518	11,023	10,198
Noninterest expense:
Salaries and employee benefits	7,903	7,069	6,996
Occupancy expense	958	890	1,005
Data processing	1,233	1,012	1,008
Professional fees	172	103	101
Insurance expense	101	111	128
Marketing and advertising expenses	546	426	428
Loan processing and collection expenses	1,214	917	1,047
Provision for indemnifications	(190)	(460)	(585)
Other expenses	803	528	560
Total noninterest expenses	12,740	10,596	10,688
Income before income taxes	3,087	1,528	593
Income tax expense	780	420	128
Net income	$2,307	$1,108	$465
1	Interest expense is allocated to the mortgage banking segment through borrowings from the community banking segment.

The mortgage banking segment reported net income of $2.3 million for the year ended December 31, 2025, compared to $1.1 million for the year ended December 31, 2024, due primarily to:

●	higher gains on sales of loans and higher mortgage banking fee income due to higher volume of mortgage loan originations; and
●	higher mortgage lender services income;

partially offset by:

●	higher variable expenses tied to mortgage loan origination volume such as commissions and bonuses, reported in salaries and employee benefits, as well as loan processing and data processing expenses; and
●	lower reversal of provision for indemnifications.

The following table presents mortgage loan originations and mortgage loans sold for the periods indicated.

TABLE 8: Mortgage Loan Originations

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Mortgage loan originations:
Purchases	$596,127	$477,550	$446,071
Refinancings	84,120	50,200	52,726
Total mortgage loan originations[1]	$680,247	$527,750	$498,797

Lock-adjusted originations[2]	$684,957	$539,312	484,602
1	Total mortgage loan originations does not include mortgage lender services.
2	Lock-adjusted originations includes the effect of changes in the volume of mortgage loan applications in process that have not closed, net of an estimated volume not expected to close.

Despite the sustained elevated level of mortgage interest rates, higher home prices and low levels of inventory, mortgage banking segment loan originations increased 28.9 percent for the year ended December 31, 2025, compared to the year ended December 31, 2024.  Gains on sales of loans, while driven in part by mortgage loan originations, also includes the effects of changes in locked loan commitments, which reflect the volume of mortgage loan applications that are in process and have not closed. Lock-adjusted originations for the mortgage banking segment increased by 27.0 percent for the year ended December 31, 2025 compared to the year ended December 31, 2024. Locked loan commitments increased by $5.3 million in the year ended December 31, 2025 and increased by $13.1 million in the year ended December 31, 2024.  Locked loan commitments were $44.6 million at December 31, 2025, compared to $39.3 million at December 31, 2024 and $26.2 million at December 31, 2023. Mortgage loan segment originations include originations of loans sold to the community banking segment, at prices similar to those paid by third-party investors. All interest expense allocated to the mortgage banking segment is from interest expense on borrowings from the community banking segment. These transactions are eliminated to reach consolidated totals.

Through the Lender Solutions division of the mortgage banking segment, mortgage lender services fee income is derived from providing mortgage origination functions to third-party mortgage lenders for a fee. Mortgage lender services fee income increased for the year ended December 31, 2025 compared to the year ended December 31, 2024, due primarily to increased mortgage loan volume in the industry, an increase in fees and types of services provided, and an increase in the number of third-party mortgage lenders serviced.

The mortgage banking segment recorded a net reversal of provision for indemnification losses of $190,000 for the year ended December 31, 2025 compared to a net reversal of provision for indemnification losses of $460,000 for the year ended December 31, 2024. The release of indemnification reserves in 2025 and 2024 was due primarily to lower volume of mortgage loan originations in recent years, improvement in the mortgage banking segment’s assessment of borrower payment performance and other factors affecting expected losses on mortgage loans sold in the secondary market, such as time since origination. The net releases in 2025 decreased compared to 2024 due primarily to the increased mortgage loan originations in 2025 compared to 2024. Management believes that the indemnification reserve is sufficient to absorb losses related to loans that have been sold in the secondary market.

Discussion of the mortgage banking segment for the year ended December 31, 2023 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Business Segments” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 27, 2025, and is incorporated herein by reference.

Consumer Finance:  The following table presents the consumer finance operating results for the periods indicated.

TABLE 9: Consumer Finance Segment Operating Results

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Interest income	$49,178	$49,684	$47,264
Interest expense	—	—	—
Net interest income before allocation	49,178	49,684	47,264
Net interest allocation[1]	(23,031)	(23,660)	(22,826)
Net interest income	26,147	26,024	24,438
Provision for credit losses	11,600	11,600	6,650
Net interest income after provision for credit losses	14,547	14,424	17,788
Noninterest income	764	1,024	962
Noninterest expense:
Salaries and employee benefits	7,753	8,026	8,733
Occupancy expense	578	620	634
Data processing	1,257	1,328	1,280
Professional fees	570	312	310
Insurance expense	144	146	135
Marketing and advertising expenses	33	39	45
Loan processing and collection expenses	1,749	1,488	2,022
Other expenses	1,576	1,577	1,657
Total noninterest expenses	13,660	13,536	14,816
Income before income taxes	1,651	1,912	3,934
Income tax expense	422	498	1,055
Net income	$1,229	$1,414	$2,879
1	Interest expense is allocated to the consumer finance segment through borrowings from the community banking segment.

The consumer finance segment reported net income of $1.2 million for the year ended December 31, 2025, compared to $1.4 million for the year ended December 31, 2024, due primarily to:

●	lower interest income resulting from lower average balances of loans, partially offset by higher loan yields; and
●	higher loan processing and collection expenses;

partially offset by:

●	lower interest expense allocation on borrowings from the community banking segment as a result of lower average balances of borrowings; and
●	lower salaries and employee benefits expense due to efforts to reduce overhead costs.

All interest expense allocated to the consumer finance segment is from interest expense on borrowings from the community banking segment. These transactions are eliminated to reach consolidated totals.

The consumer finance segment recorded provision for credit losses of $11.6 million for each of the years ended December 31, 2025 and 2024. The allowance for credit losses as a percentage of total loans was 4.79 percent at December 31, 2025 compared to 4.86 percent at December 31, 2024. Management believes that the level of the allowance for credit losses is adequate to reflect the net amount expected to be collected. If loan performance deteriorates resulting in further elevated delinquencies or net charge-offs, the provision for credit losses may increase in future periods.

Discussion of the consumer finance segment for the year ended December 31, 2023 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of

Operations,” under the heading “Business Segments” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 27, 2025, and is incorporated herein by reference.

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

For commercial (except for loans to states and political subdivisions) and consumer loans, cash flow projections and estimated expected losses are based in part on forecasts of the national unemployment rate that are reasonable and supportable and external observations of historical loan losses. Forecasts of the national unemployment rate are derived from the Federal Open Markets Committee of the Federal Reserve Board. For periods beyond those for which reasonable and supportable forecasts are available, projections are based on a reversion of the national unemployment rate from the last forecast to a historical average level over the following six months. Cash flow projections and estimated expected losses for loans to states and political subdivisions are based on external loss observations for state and municipal debt obligations. For consumer finance loans, cash flow projections and estimated expected losses reflect historical average loss experience based on internal observations for automobile loans and based on external loss observations for marine and RV loans.

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

TABLE 10: Allowance for Credit Losses

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
For the year ended December 31, 2025:
Balance at December 31, 2024	$13,347	$4,032	$22,708	$40,087
Provision charged to operations	(128)	278	11,600	11,750
Loans charged off	(35)	(273)	(16,581)	(16,889)
Recoveries of loans previously charged off	55	142	4,532	4,729
Balance at December 31, 2025	$13,239	$4,179	$22,259	$39,677

Average loans[2]	$1,129,149	$387,364	$464,443	$1,980,956
Ratio of net (recoveries) charge-offs to average loans	(0.00)%	0.03%	2.59%	0.61%

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
For the year ended December 31, 2024:
Balance at December 31, 2023	$12,315	$3,758	$23,578	$39,651
Provision charged to operations	1,058	442	11,600	13,100
Loans charged off	(63)	(377)	(16,723)	(17,163)
Recoveries of loans previously charged off	37	209	4,253	4,499
Balance at December 31, 2024	$13,347	$4,032	$22,708	$40,087

Average loans[2]	$1,010,121	$371,375	$476,775	$1,858,271
Ratio of net charge-offs to average loans	0.00%	0.05%	2.62%	0.68%

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
For the year ended December 31, 2023:
Balance at December 31, 2022	$11,219	$3,330	$25,969	$40,518
Impact of ASC 326 adoption on non-PCD loans	(617)	98	406	(113)
Impact of ASC 326 adoption on PCD loans	595	9	—	604
Provision charged to operations	978	498	6,650	8,126
Loans charged off	(16)	(356)	(13,743)	(14,115)
Recoveries of loans previously charged off	156	179	4,296	4,631
Balance at December 31, 2023	$12,315	$3,758	$23,578	$39,651

Average loans[2]	$879,608	$336,727	$473,885	$1,690,220
Ratio of net (recoveries) charge-offs to average loans	(0.02)%	0.05%	1.99%	0.56%

1Consumer loans includes provision, charge-offs and recoveries related to demand deposit overdrafts.
2	Average loans does not include loans held for sale at the mortgage banking segment.

For further information regarding the adequacy of our allowance for credit losses, refer to “Nonperforming Assets” and the accompanying disclosure below within this Item 7.

The allocation of the allowance for credit losses and the ratio of corresponding outstanding loan balances to total loans are as follows as of the dates indicated.

TABLE 11: Allocation of Allowance for Credit Losses

	December 31,	December 31,
(Dollars in thousands)	2025	2024
Allocation of allowance for credit losses:
Commercial	$13,239	$13,347
Consumer	4,179	4,032
Consumer Finance	22,259	22,708
Total allowance for credit losses	$39,677	$40,087
Ratio of loans to total period-end loans:
Commercial	57%	55%
Consumer	20	20
Consumer Finance	23	25
	100%	100%

Loans are required to be measured at amortized cost and to be presented at the net amount expected to be collected. Credit losses on available for sale debt securities are accounted for as an allowance for credit losses, which is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value and the amount expected to be collected on the financial asset. The Corporation concluded that a credit loss did not exist in its securities portfolio at December 31, 2025, and no allowance for credit losses has been recognized. Off balance sheet credit exposures, including loan commitments, are not recorded on balance sheet, but expected credit losses arising from off balance sheet credit exposures are recorded as a reserve for unfunded commitments and reported in Other Liabilities. The following table presents the Corporation’s reserve for unfunded commitments for the periods indicated.

TABLE 12: Reserve for Unfunded Commitments

	Year Ended December 31,
(Dollars in thousands)	2025	2024
Balance at the beginning of period	$1,800	$1,650
Provision charged to operations	(200)	150
Total	$1,600	$1,800

The allowance for credit losses on loans and available for sale debt securities and the reserve for unfunded commitments are established through a provision for credit losses charged against earnings. The following table presents a breakdown of the provision for credit losses for the periods indicated:

TABLE 13: Provision for Credit Losses

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Provision for credit losses:
Provision for loans	$11,750	$13,100	$8,126
Provision for unfunded commitments	(200)	150	149
Total	$11,550	$13,250	$8,275

TABLE 14: Credit Quality Indicators

Loans by credit quality indicators as of December 31, 2025 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Commercial real estate	$835,360	$72	$—	$—	$835,432
Commercial business	115,710	—	—	—	115,710
Construction - commercial real estate	99,604	—	—	—	99,604
Land acquisition and development	66,248	—	—	—	66,248
Builder lines	37,938	—	—	—	37,938
Construction - consumer real estate	29,288	—	—	—	29,288
Residential mortgage	317,686	655	60	1,135	319,536
Equity lines	76,359	101	—	—	76,460
Other consumer	10,085	—	—	—	10,085
	$1,588,278	$828	$60	$1,135	$1,590,301

(Dollars in thousands)	Very Good	Good	Fairly Good	Fair	Marginal	Total
Consumer finance - automobiles	$49,347	$114,539	$135,569	$86,336	$20,521	$406,312
Consumer finance - marine and recreational vehicles	38,531	19,023	409	—	—	57,963
	$87,878	$133,562	$135,978	$86,336	$20,521	$464,275
1	At December 31, 2025, the Corporation did not have any loans classified as Doubtful or Loss.

Loans by credit quality indicators as of December 31, 2024 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Commercial real estate	$733,242	$940	$—	$—	$734,182
Commercial business	104,947	—	—	—	104,947
Construction - commercial real estate	132,717	—	—	—	132,717
Land acquisition and development	46,072	—	—	—	46,072
Builder lines	35,605	—	—	—	35,605
Construction - consumer real estate	18,799	—	—	—	18,799
Residential mortgage	306,877	1,427	172	333	308,809
Equity lines	62,042	76	86	—	62,204
Other consumer	10,270	—	—	—	10,270
	$1,450,571	$2,443	$258	$333	$1,453,605

(Dollars in thousands)	Very Good	Good	Fairly Good	Fair	Marginal	Total
Consumer finance - automobiles	$43,033	$106,791	$135,175	$90,581	$23,071	$398,651
Consumer finance - marine and recreational vehicles	46,761	20,902	479	—	—	68,142
	$89,794	$127,693	$135,654	$90,581	$23,071	$466,793

1	At December 31, 2024, the Corporation did not have any loans classified as Doubtful or Loss.

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

Table 15 summarizes the Corporation’s credit ratios on a consolidated basis and Table 16 summarizes nonperforming assets by principal business segment as of December 31, 2025 and 2024.  The mortgage banking segment did not have any nonperforming assets as December 31, 2025 or 2024.

TABLE 15: Consolidated Credit Ratios

	December 31,
(Dollars in thousands)	2025	2024
Total loans[1]	$2,054,576	$1,920,398
Nonaccrual loans	$2,157	$947
Allowance for credit losses (ACL)	$39,677	$40,087
Nonaccrual loans to total loans	0.10%	0.05%
ACL to total loans	1.93%	2.09%
ACL to nonaccrual loans	1,839.45%	4,233.05%
1	Total loans does not include loans held for sale at the mortgage banking segment.

TABLE 16: Nonperforming Assets

Community Banking Segment

	December 31,
(Dollars in thousands)	2025	2024
Total loans	$1,590,301	$1,453,605
Nonaccrual loans	$1,135	$333
ACL	$17,418	$17,379
Nonaccrual loans to total loans	0.07%	0.02%
ACL to total loans	1.10%	1.20%
ACL to nonaccrual loans	1,534.63%	5,218.92%
Net charge-offs to average total loans	0.01%	0.01%

Consumer Finance Segment

	December 31,
(Dollars in thousands)	2025	2024
Total loans	$464,275	$466,793
Nonaccrual loans	$1,022	$614
Repossessed assets	$937	$779
ACL	$22,259	$22,708
Nonaccrual loans to total loans	0.22%	0.13%
ACL to total loans	4.79%	4.86%
ACL to nonaccrual loans	2,177.98%	3,698.37%
Net charge-offs to average total loans	2.59%	2.62%

The following table presents the changes in the OREO balance for the years ended December 31, 2025 and 2024.

TABLE 17: OREO Changes

	Year Ended December 31,
(Dollars in thousands)	2025	2024
Balance at the beginning of year, gross	$1,531	$—
Additions	—	—
Transfers from bank premises	—	1,827
Charge-offs	—	—
Sales proceeds	—	(416)
Gain on disposition	—	120
Balance at the end of year, gross	1,531	1,531
Less valuation allowance	(215)	(215)
Balance at the end of year, net	$1,316	$1,316

The community banking segment’s nonaccrual loans were $1.1 million at December 31, 2025 compared to $333,000 at December 31, 2024. The increase in nonaccrual loans compared to December 31, 2024 is due primarily to the downgrade of one residential mortgage relationship in the first quarter of 2025. If interest on loans on nonaccrual at December 31, 2025 had been recognized throughout the year, the community banking segment would have recorded additional gross interest income in 2025 of $76,000. OREO activity for the year ended December 31, 2024 related to properties previously used by the Bank as branches, which were consolidated into nearby branches. The community banking segment recorded $50,000 in net reversals in provision for credit losses for the year ended December 31, 2025, compared to $1.7 million for the year ended December 31, 2024. At both December 31, 2025 and 2024, the allowance for credit losses was $17.4 million. At December 31, 2025, the allowance for credit losses decreased to 1.10 percent of total loans, compared to 1.20 percent at December 31, 2024, due primarily to the resolution of a nonperforming commercial real estate loan that had carried a specific reserve and growth in loans with shorter expected lives, which resulted in lower estimated losses over the life of the loan, partially offset by growth in the loan portfolio. Management believes that the level of the allowance for credit losses is adequate to reflect the net amount expected to be collected.

Nonaccrual loans at the consumer finance segment increased to $1.0 million at December 31, 2025 from $614,000 at December 31, 2024. Nonaccrual consumer finance loans remain low relative to the allowance for credit losses and the total consumer finance loan portfolio because the consumer finance segment generally initiates repossession of loan collateral once a loan becomes more than 60 days delinquent.  Repossessed vehicles of the consumer finance segment are classified as other assets and consist only of vehicles the Corporation has the legal right to sell.  Prior to the reclassification from loans to repossessed vehicles, the difference between the carrying amount of each loan and the fair value of each vehicle (i.e. the deficiency) is charged against the allowance for credit losses. At December 31, 2025, repossessed vehicles at fair value less estimated costs to sell included in other assets totaled $937,000, compared to $779,000 at December 31, 2024. If interest on loans on nonaccrual at December 31, 2025 had been recognized throughout the year, the consumer finance segment would have recorded additional gross interest income in 2025 of $8,000.

The consumer finance segment experienced net charge-offs at a rate of 2.59 percent of average total loans for the year ended December 31, 2025, compared to 2.62 percent for the year ended December 31, 2024. At December 31, 2025, total delinquent loans as a percentage of total loans was 4.38 percent, compared to 3.90 percent at December 31, 2024. The allowance for credit losses was $22.3 million at December 31, 2025, compared to $22.7 million at December 31, 2024. The allowance for credit losses as a percentage of total loans decreased to 4.79 percent at December 31, 2025, compared to 4.86 percent at December 31, 2024 due primarily to changes in qualitative model adjustments primarily related to the relative stabilization of collateral values during 2025. Management believes that the level of the allowance for credit losses is adequate to reflect the net amount expected to be collected.

As previously described, the consumer finance segment, at times, offers payment deferrals as a portfolio management technique to achieve higher ultimate cash collections on select loan accounts. Payment deferrals may affect the ultimate timing of when an account is charged off. A significant reliance on deferrals as a means of managing collections may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio.  The average amounts deferred of automobile loans on a monthly basis, which are not included in delinquent loans, during 2025 were 1.97 percent of average automobile loans outstanding, compared to 1.80 percent during 2024 and 1.87 percent during 2023.

The consumer finance segment is an indirect lender that provides automobile financing through lending programs that are designed to serve customers in both the prime and “non-prime” markets, including those who may have limited access to traditional automobile financing due to having experienced prior credit difficulties. The preferred automobile is a later model, low mileage used vehicle because the value of new vehicles typically depreciates rapidly. In addition to automobile financing, marine and RV loan contracts were also purchased on an indirect basis through a referral program administered by a third party. The marine and RV loan contracts were for prime loans averaging less than $50,000 made to individuals with higher credit scores. The third party administrator of that program significantly decreased sales of those loans to outside parties during 2025, which led to the consumer finance segment ending future purchases during the third quarter of 2025. The marine and RV portfolio is expected to run off over the next several years as scheduled borrower payments are made on the existing loans.

As the consumer finance segment’s customers include non-prime borrowers, the anticipated rates of delinquencies, defaults, repossessions and losses on the consumer finance loans could be more dramatically affected by changes in general economic conditions. Changes in economic conditions may also affect consumer demand for used automobiles and values of automobiles securing outstanding loans, due to changes in demand or changes in levels of inventory of used automobiles, which may directly affect the amount of a loss incurred by the consumer finance segment in the event of default. While the consumer finance segment manages the higher risk inherent in loans made to “non-prime” borrowers through its underwriting criteria, portfolio management and collection methods, no guarantees can be made that these criteria or methods will afford adequate protection against these risks. With the consumer finance segment’s scorecard model for purchasing loan contracts, the credit-worthiness of borrowers at origination has improved for automobile loans purchased and the level of credit losses experienced has decreased relative to long-term historical averages. No assurances can be made that the consumer finance segment’s net charge-off ratio will not increase in future periods.  However, we believe that the current allowance for credit losses is adequate to reflect the net amount expected to be collected on existing consumer finance segment loans that may become uncollectible. If factors influencing the consumer finance segment result in higher net charge-off ratios in future periods, the consumer finance segment may need to increase the level of its allowance for credit losses through additional provisions for credit losses, which could negatively affect future earnings of the consumer finance segment.

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

At December 31, 2025, the Corporation had total assets of $2.77 billion compared to $2.56 billion at December 31, 2024. The increase was attributable primarily to increases in loans held for investment, available for sale securities and loans held for sale and was funded by growth in deposits. The significant components of the Corporation’s Consolidated Balance Sheets are discussed below.

LOAN PORTFOLIO

General

Through the community banking segment, we engage in a wide range of lending activities, primarily in the community banking segment’s market area, which include the origination of commercial real estate loans, commercial business loans, commercial and consumer real estate construction loans, land acquisition and development loans, builder lines, residential mortgage loans, equity lines, and other consumer loans. We engage in automobile lending through the consumer finance segment, which also has a marine and RV portfolio that is expected to run off over the next several years as scheduled borrower payments are made on the existing loans, and in residential mortgage lending through the mortgage banking segment with the majority of the loans originated through the mortgage banking segment sold to third-party investors. At December 31, 2025, the Corporation’s loans held for investment in all categories, net of the allowance for credit losses, totaled $2.01 billion and loans held for sale had a fair value of $40.9 million.

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

Commercial Real Estate

The community banking segment’s commercial real estate loans are primarily secured by the value of real property. The proceeds of commercial real estate loans are generally used by the borrower to finance or refinance the cost of acquiring and/or improving a commercial property. The properties that typically secure these loans are office and warehouse facilities, hotels, apartment complexes, retail facilities, restaurants, residential investment properties and other commercial properties. Commercial real estate loans may be made to borrowers who will occupy or use the financed property in connection with their normal business operations or to borrowers who will use the subject property to generate rental income. Loans secured by non-owner-occupied properties are made when the borrower is in strong financial condition and oftentimes the borrower has substantially pre-leased the property to high-caliber tenants.

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

Residential Mortgage – Held for Investment

The community banking segment originates residential mortgage loans secured by first and second liens on properties located in its primary market areas in Virginia. Various types of residential first mortgage loans in addition to traditional long-term, fixed-rate loans are offered. The majority of such loans include 10, 15 and 30 year amortizing mortgage loans with fixed rates of interest. Second mortgage loans are offered with fixed and adjustable rates. Second mortgage loans are granted for a fixed period of time, usually between 5 and 15 years.  Additionally, the community banking segment purchases residential mortgage loans from the mortgage banking segment under terms and conditions similar to third-party investors.

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

Finance contract application packages completed by prospective borrowers are submitted by the automobile dealers electronically through multiple third-party online automotive sales and finance platforms to the consumer finance segment’s automated origination and application system, which processes the credit bureau report, generates all relevant loan calculations and displays the requested contract structure. Consumer finance segment personnel with credit authority review the transaction and determine whether to approve or deny the purchase of the contract. The purchase decision is based primarily on the applicant’s credit history with emphasis on prior auto loan history, current employment status, income, collateral type and mileage, and the loan-to-value ratio.

The consumer finance segment’s underwriting and collateral guidelines form the basis for the purchase decision. Exceptions to credit policies and authorities must be approved by a designated credit officer. The consumer finance segment’s automobile customers are both prime and non-prime and as such, some customers may have experienced prior credit difficulties. Because the consumer finance segment serves some customers who are unable to meet the credit standards imposed by traditional automobile financing sources, we expect the consumer finance segment to sustain a higher level of credit losses in the automobile portfolio than traditional financing sources. However, in those cases, the consumer finance segment purchases these contracts with interest rates higher than those charged by traditional financing sources. These higher rates should more than offset the increase in the provision for credit losses for this segment of the Corporation’s loan portfolio.

Indirect Marine and Recreational Vehicles

In addition to purchasing automobile contracts through a dealer network, the consumer finance segment purchased marine and RV contracts, also on an indirect basis, through a third-party provider until they significantly decreased sales of those loans to outside parties during 2025, which led to the consumer finance segment ending future purchases under the program during the third quarter of 2025. While the approval process was generally the same as the indirect automobile approval process described above, borrowers on marine and RV contracts purchased by the consumer finance segment have typically not had prior credit issues and these contracts are considered prime.  The rates charged on these loans were significantly less than the automobile portfolio with a much lower expected level of credit losses.

Tables 18, 19 and 20 present information pertaining to the composition of loans held for investment, the composition of commercial real estate and construction commercial real estate loans, and the maturity/repricing of certain loans held for investment, respectively.

TABLE 18: Summary of Loans Held for Investment

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$835,432	41%	$734,182	38%
Commercial business	115,710	5	104,947	5
Construction - commercial real estate	99,604	5	132,717	7
Land acquisition and development	66,248	3	46,072	2
Builder lines	37,938	2	35,605	2
Construction - consumer real estate	29,288	1	18,799	1
Residential mortgage	319,536	16	308,809	16
Equity lines	76,460	3	62,204	3
Other consumer	10,085	1	10,270	1
Consumer finance - automobiles	406,312	20	398,651	21
Consumer finance - marine and recreational vehicles	57,963	3	68,142	4
Subtotal	2,054,576	100%	1,920,398	100%
Less allowance for credit losses	(39,677)		(40,087)
Loans, net	$2,014,899		$1,880,311

The increase in total loans from December 31, 2024 to December 31, 2025 was due primarily to growth in commercial real estate, land acquisition and development and equity lines segments of the loan portfolio at the community banking segment.

TABLE 19: Commercial Real Estate and Construction Commercial Real Estate Loans

	December 31, 2025
(Dollars in thousands)	Amount	% of Commercial Real Estate and Construction Commercial Real Estate Loans	% of Total
Multifamily	$177,215	19.0%	8.6%
Retail	162,677	17.4	7.9
Office	123,274	13.2	6.0
Hotels	100,858	10.8	4.9
1-4 family investment properties	99,526	10.6	4.8
Industrial/warehouse	85,479	9.1	4.2
Mini-storage	66,983	7.2	3.3
Medical office	43,447	4.6	2.1
Other	75,577	8.1	3.7
	$935,036	100%	45.5%

	December 31, 2024
(Dollars in thousands)	Amount	% of Commercial Real Estate and Construction Commercial Real Estate Loans	% of Total
Multifamily	$172,574	19.9%	9.0%
Retail	153,227	17.7	8.0
Office	120,412	13.9	6.3
Hotels	84,936	9.8	4.4
1-4 family investment properties	80,950	9.3	4.2
Industrial/warehouse	94,100	10.9	4.9
Mini-storage	39,368	4.5	2.1
Medical office	40,335	4.7	2.1
Other	80,997	9.3	4.1
	$866,899	100%	45.1%

TABLE 20: Maturity/Repricing Schedule of Loans Held for Investment

	December 31, 2025
(Dollars in thousands)	Commercial	Consumer	Consumer Finance	Total
Variable Rate:
Within 1 year	$350,875	$77,526	$—	$428,401
1 to 5 years	90,701	686	—	91,387
5 to 15 years	7,078	—	—	7,078
After 15 years	—	—	—	—
Fixed Rate:
Within 1 year	154,610	6,991	4,628	166,229
1 to 5 years	385,075	107,872	228,796	721,743
5 to 15 years	182,415	170,656	230,851	583,922
After 15 years	13,466	42,350	—	55,816

	$1,184,220	$406,081	$464,275	$2,054,576

SECURITIES

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value.  At December 31, 2025 and 2024, all debt securities in the Corporation’s investment portfolio were classified as available for sale.

Table 21 sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 21: Securities Available for Sale

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. Treasury securities	$4,887	1%	$10,700	3%
U.S. government agencies and corporations	55,710	12	60,659	14
Mortgage-backed securities	205,832	45	182,436	44
Obligations of states and political subdivisions	157,091	34	143,610	34
Corporate and other debt securities	34,591	8	21,220	5
Total available for sale securities at fair value	$458,111	100%	$418,625	100%

Securities available for sale increased by $39.5 million to $458.1 million at December 31, 2025, compared to $418.6 million at December 31, 2024, due primarily to an increase in mortgage-backed securities, obligations of state and political subdivisions and corporate securities, partially offset by maturities and calls of U.S. Treasury securities and U.S. government agencies and corporations. Net unrealized losses on the market value of securities available for sale were $12.9 million at December 31, 2025, compared to $30.0 million at December 31, 2024.  The decrease in the net unrealized losses on the market value of securities available for sale during 2025 was due primarily to fluctuations in debt security market interest rates and a decrease in the balance of securities available for sale in an unrealized loss position as a result of maturities, calls and paydowns.

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

Table 22 presents additional information pertaining to the composition of the securities portfolio at amortized cost, by the earlier of contractual maturity or expected maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties. The total effective duration of the investment portfolio was 3.7 years as of December 31, 2025.

TABLE 22: Maturity of Securities

	December 31, 2025
		Weighted
	Amortized	Average
(Dollars in thousands)	Cost	Yield [1]
U.S. Treasury securities:
Maturing within 1 year	$4,992	1.38%
Total U.S. Treasury securities	4,992	1.38
U.S. government agencies and corporations:
Maturing within 1 year	6,607	1.25
Maturing after 1 year, but within 5 years	31,410	1.41
Maturing after 5 years, but within 10 years	20,237	1.95
Maturing after 10 years	2,351	2.25
Total U.S. government agencies and corporations	60,605	1.61
Mortgage-backed securities:
Maturing within 1 year	32,751	2.74
Maturing after 1 year, but within 5 years	94,600	2.85
Maturing after 5 years, but within 10 years	62,105	3.22
Maturing after 10 years	22,197	4.51
Total mortgage-backed securities	211,653	3.12
States and municipals:[1]
Maturing within 1 year	33,940	3.64
Maturing after 1 year, but within 5 years	62,588	3.11
Maturing after 5 years, but within 10 years	51,535	4.69
Maturing after 10 years	10,095	4.35
Total states and municipals	158,158	3.82
Corporate and other debt securities:
Maturing within 1 year	6,250	3.31
Maturing after 1 year, but within 5 years	15,426	5.79
Maturing after 5 years, but within 10 years	13,952	7.15
Total corporate and other debt securities	35,628	5.89
Total securities:
Maturing within 1 year	84,540	2.95
Maturing after 1 year, but within 5 years	204,024	2.93
Maturing after 5 years, but within 10 years	147,829	3.93
Maturing after 10 years	34,643	4.31
Total securities	$471,036	3.35
1.	Yields on tax-exempt securities have been computed on a taxable-equivalent basis using the federal corporate income tax rate of 21 percent. The weighted average yield is calculated based on the relative amortized costs of the securities.

DEPOSITS

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts, and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the year ended December 31, 2025, deposits increased $174.9 million to $2.35 billion at December 31, 2025, compared to $2.17 billion at December 31, 2024. Noninterest bearing demand deposits increased $17.6 million, savings, money market and interest-bearing demand deposits increased $79.2 million and time deposits increased $78.1 million during the same period. The increases in deposits are due in part to the opening of new deposit accounts, higher average balances within the deposit accounts and the wind-down of the repurchase agreement program with certain commercial deposit customers during the third quarter of 2025. The balance of these repurchase agreements was $29.0 million at December 31, 2024.  The Corporation had $162.4 million in municipal deposits at December 31, 2025 compared to $163.4 million at December 31, 2024.

The Corporation had $25.0 million in brokered deposits outstanding at both December 31, 2025 and 2024. The Corporation may continue to use brokered deposits as a means of maintaining and diversifying liquidity and funding sources.

Table 23 presents the average deposit balances and average rates paid for the years 2025, 2024 and 2023.

TABLE 23: Average Deposits and Rates Paid

	Year Ended December 31,
	2025		2024		2023
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$557,743		$536,828		$575,452
Interest-bearing demand deposits	322,732	0.64%	327,700	0.66%	354,643	0.60%
Savings and money market deposit accounts	527,951	1.19	476,707	0.93	526,634	0.60
Time deposits	852,766	3.65	767,721	4.10	541,252	2.79
Total interest-bearing deposits	1,703,449	2.32	1,572,128	2.42	1,422,529	1.43
Total deposits	$2,261,192		$2,108,956		$1,997,981

BORROWINGS

In addition to deposits, the Corporation utilizes short-term and long-term borrowings as sources of funds. Short-term borrowings from the Federal Reserve Bank, the FHLB and overnight unsecured fed funds lines with correspondent banks may be used to fund the Corporation’s day-to-day operations. Long-term borrowings consist of FHLB advances and subordinated notes, which rank junior to all future senior indebtedness of the Corporation and are structurally subordinated to all existing and future debt and liabilities of the Corporation and its subsidiaries.

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

Borrowings decreased to $113.3 million at December 31, 2025 from $122.6 million at December 31, 2024 due primarily to the wind-down of the repurchase agreement program with certain commercial deposit customers of the community banking segment during the third quarter of 2025, partially offset by an increase in the Corporation’s subordinated debt. The balance of these repurchase agreements was $29.0 million at December 31, 2024.

For further information concerning the Corporation’s borrowings, refer to Item 8. “Financial Statements and Supplementary Data” under the heading “Note 11: Borrowings.”

OFF-BALANCE-SHEET ARRANGEMENTS

To meet the financing needs of customers, the Corporation is a party, in the normal course of business, to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit, commitments to sell loans and standby letters of credit. These instruments involve elements of credit and interest rate risk in addition to the amount on the balance sheet. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in making these commitments and conditional obligations as for on-balance-sheet instruments and obtains collateral based on the credit assessment of the customer in each circumstance.

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The total amount of unused loan commitments at the Bank was $443.3 million at December 31, 2025, compared to $469.8 million at December 31, 2024. Off balance sheet credit exposures, including loan commitments, are not recorded on balance sheet, but expected credit losses arising from off balance sheet credit exposures are recorded as a reserve for unfunded commitments and reported in Other Liabilities.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit was $22.2 million at December 31, 2025, compared to $18.8 million at December 31, 2024.

The mortgage banking segment sells the majority of the residential mortgage loans it originates to third-party investors. Additionally, the community banking segment purchases residential mortgage loans from the mortgage banking segment under terms and conditions similar to third-party investors. As is customary in the industry, the agreements with these investors require the mortgage banking segment to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the investors are entitled to make loss claims and repurchase requests of the mortgage banking segment for loans that contain covered deficiencies. The mortgage banking segment has obtained early payment default recourse waivers for a portion of its business. Recourse periods for early payment default for the remaining investors vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. The mortgage banking segment maintains an allowance for indemnifications that represents management’s estimate of losses that are probable of arising under these recourse provisions. As performance data for loans that have been sold is not made available to the mortgage banking segment by the investors, the estimate of potential losses is inherently subjective and is based on historical indemnification payments and management’s assessment of current conditions that may contribute to indemnified losses on mortgage loans that have been sold in the secondary market, including the volume of loans sold, historical experience, current economic conditions, changes in operational and compliance processes, and information provided by investors. During the years ended December 31, 2025, 2024 and 2023, the mortgage banking segment reversed $190,000 and $460,000 and $585,000, respectively. The release of indemnification reserves in 2025, 2024 and 2023 was due primarily to lower volume of mortgage loan originations in recent years, improvement in the mortgage banking segment’s assessment of borrower payment performance and other factors affecting expected losses on mortgage loans sold in the secondary market, such as time since origination. The releases in 2025 decreased compared to the same period in 2024 due primarily to the increased mortgage loan originations in 2025 compared to 2024. The balance of the allowance at December 31, 2025 and 2024 was $1.2 million and $1.3 million, respectively. Actual indemnification payments may differ materially from management’s estimates, which may result in additional provision for indemnification losses in future periods. There were no payments made in 2025, 2024 or 2023.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks, federal funds sold and nonpledged securities available for sale, totaled $406.4 million at December 31, 2025. The Corporation’s funding sources, including capacity, amount outstanding and amount available at December 31, 2025 are presented in Table 24. The Corporation’s capacity and amount available both increased $68.6 million from December 31, 2024 as a result of fluctuations in loans pledged to the FHLB and Federal Reserve Bank.

TABLE 24: Funding Sources

	December 31, 2025
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$75,000	$—	$75,000
Borrowings from FHLB	276,703	40,000	236,703
Borrowings from FRB	363,100	—	363,100
Total	$714,803	$40,000	$674,803

	December 31, 2024
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$75,000	$—	$75,000
Borrowings from FHLB	257,734	40,000	217,734
Borrowings from FRB	313,499	—	313,499
Total	$646,233	$40,000	$606,233

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

Time deposits maturing in less than one year and in more than one year totaled $837.9 million and $58.5 million, respectively, at December 31, 2025.

Uninsured deposits represent an estimate of amounts above the FDIC insurance coverage limit of $250,000. As of December 31, 2025, the Corporation’s uninsured deposits were approximately $710.4 million, or 30.3 percent of total deposits, compared to $640.2 million or 29.5 percent of total deposits at December 31, 2024. Excluding intercompany cash holdings and municipal deposits, which are secured with pledged securities, amounts uninsured were approximately $527.8 million, or 22.5 percent of total deposits as of December 31, 2025, compared to 21.0 percent of total deposits as of December 31, 2024.

The Corporation’s liquid assets and borrowing availability as of December 31, 2025 totaled $1.08 billion, exceeding uninsured deposits, excluding intercompany cash holdings and secured municipal deposits, by $553.4 million. The Corporation’s internal policy limits brokered deposits to 20 percent of total deposits, representing approximately $555.6 million of additional net availability for additional brokered deposits as of December 31, 2025.

In the ordinary course of business, the Corporation has entered into contractual obligations and has made other commitments to make future payments.  For further information concerning the Corporation’s expected timing of such payments as of December 31, 2025, refer to Item 8. “Financial Statements and Supplementary Data” under the headings “Note 9: Leases,” “Note 11: Borrowings,” and “Note 18: Commitments and Contingent Liabilities.”

As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its operational requirements and contractual obligations.

CAPITAL RESOURCES

Total equity was $262.3 million as of December 31, 2025, compared with $227.0 million as of December 31, 2024. During 2025 the Corporation declared common stock dividends totaling $1.84 per share and during each of 2024 and 2023, the Corporation declared common stock dividends totaling $1.76 per share.

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

Under the small bank holding company policy statement of the Federal Reserve Board, which applies to certain bank holding companies with consolidated total assets of less than $3 billion, the Corporation was not subject to regulatory capital requirements as of December 31, 2025. The disclosure below reflects the Corporation’s consolidated capital as determined under regulations that apply to bank holding companies that are not small bank holding companies and minimum capital requirements that would apply to the Corporation if it were not a small bank holding company.

At December 31, 2025 and 2024, the Corporation’s CET1 to total risk-weighted assets ratio was 11.0 percent and 10.7 percent, respectively; the Corporation’s Tier 1 capital to risk-weighted assets ratio was 12.2 percent and 11.9 percent, respectively; the Corporation’s total capital to risk-weighted assets ratio was 15.2 percent and 14.1 percent, respectively; and the Corporation’s Tier 1 leverage ratio was 10.0 percent and 9.8 percent, respectively. These ratios at December 31, 2025 include $25.0 million of trust preferred capital securities in Tier 1 capital of the Corporation and $40.0 million of outstanding subordinated notes of the Corporation in Tier 2 capital. At December 31, 2024 these ratios included $25.0 million of trust preferred capital securities in Tier 1 capital of the Corporation and $20.0 million of subordinated notes in Tier 2 capital. The Corporation repurchased $20.0 million of subordinated notes and issued $40.0 million of subordinated notes during the second quarter of 2025. The net increase of $20 million in subordinated notes increased the total capital of the Corporation. The Corporation used a portion of the proceeds from the new subordinated notes issuance to increase its investment in the Bank by $25.0 million, which increased CET1, Tier 1 capital and total capital of the Bank. At December 31, 2025 and 2024, the Bank’s CET1 to total risk-weighted assets ratio was 13.6 percent and 12.3 percent, respectively; the Bank’s Tier 1 capital to risk-weighted assets ratio was 13.6 percent and 12.3 percent, respectively; the Bank’s total capital to risk-weighted assets ratio was 14.8 percent and 13.5 percent, respectively; and the Bank’s Tier 1 leverage ratio was 11.1 percent and 10.1 percent, respectively. Total risk-weighted assets at December 31, 2025 for the Corporation and the Bank were $2.26 billion and $2.23 billion, respectively, compared to $2.13 billion and $2.10 billion, respectively, at December 31, 2024. All regulatory capital ratios of the Bank were in excess of mandated minimum requirements at December 31, 2025 and 2024.

In addition to the regulatory risk-based capital requirements, the Bank must maintain a capital conservation buffer of additional capital of 2.5 percent of risk-weighted assets as required by the Basel III Final Rule. Including the capital conservation buffer, the minimum ratios are a common equity Tier 1 risk-based capital ratio of 7.0 percent, a Tier 1 risk-based capital ratio of 8.5 percent and a total risk-based capital ratio of 10.5 percent.  The Corporation and the Bank exceeded these ratios at December 31, 2025 and 2024.

The Corporation's capital resources are impacted by its share repurchase programs. During the year ended December 31, 2025, the Corporation did not repurchase any of its common stock under the 2025 Repurchase Program, which expired December 31, 2025.  In December 2025, the Board of Directors authorized a program, effective January 1, 2026 through December 31, 2026, to repurchase up to $5.0 million of the Corporation’s common stock (the 2026 Repurchase Program). Repurchases under the program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions, and there is no assurance that the Corporation will purchase any shares under the 2026 Repurchase Program.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements affecting the Corporation are described in Item 8. “Financial Statements and Supplementary Data” under the heading “Note 1: Summary of Significant Accounting Policies-Recent Significant Accounting Pronouncements.”

USE OF CERTAIN NON-GAAP FINANCIAL MEASURES

The accounting and reporting policies of the Corporation conform to GAAP in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of the Corporation’s performance. These include net tangible income attributable to the Corporation, ROTCE, tangible book value per share, price to tangible book value ratio, and the following fully-taxable equivalent (FTE) measures: interest and fees on loans-FTE, interest income and dividends on securities-FTE, total interest income-FTE and net interest income-FTE. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented.

Management believes that the use of these non-GAAP measures provides meaningful information about operating performance by enhancing comparability with other financial periods, other financial institutions, and between different sources of interest income. The non-GAAP measures used by management enhance comparability by excluding the effects of balances of intangible assets, including goodwill, that vary significantly between institutions and tax benefits that are not consistent across different opportunities for investment. These non-GAAP financial measures should not be considered an alternative to, or more important than, GAAP-basis financial statements, and other bank holding companies may define or calculate these or similar measures differently.

A reconciliation of the non-GAAP financial measures used by the Corporation to evaluate and measure the Corporation’s performance to the most directly comparable GAAP financial measures is presented below.

TABLE 25: Non-GAAP Table

	For The Year Ended
	December 31,
(Dollars in thousands, except per share amounts)	2025	2024	2023
Reconciliation of Certain Non-GAAP Financial Measures
Return on Average Tangible Common Equity
Average total equity, as reported	$243,033	$220,856	$203,261
Average goodwill	(25,191)	(25,191)	(25,191)
Average other intangible assets	(1,017)	(1,273)	(1,538)
Average noncontrolling interest	(693)	(649)	(675)
Average tangible common equity	$216,132	$193,743	$175,857

Net income	$26,991	$19,918	$23,746
Amortization of intangibles	238	260	273
Net income attributable to noncontrolling interest	(156)	(84)	(142)
Net tangible income attributable to C&F Financial Corporation	$27,073	$20,094	$23,877

Return on average equity, as reported	11.11%	9.02%	11.68%
Return on average tangible common equity	12.53%	10.37%	13.58%

	For The Year Ended
(Dollars in thousands, except per share amounts)	December 31,
Fully Taxable Equivalent Net Interest Income[1]	2025	2024	2023
Interest and fees on loans	$135,623	$127,089	$110,938
FTE adjustment	198	199	208
FTE interest and fees on loans	$135,821	$127,288	$111,146

Interest and dividends on securities	$13,378	$11,131	$11,954
FTE adjustment	1,037	948	756
FTE interest and dividends on securities	$14,415	$12,079	$12,710

Total interest income	$151,499	$139,594	$124,137
FTE adjustment	1,235	1,147	964
FTE interest income	$152,734	$140,741	$125,101

Net interest income	$106,210	$96,775	$97,707
FTE adjustment	1,235	1,147	964
FTE net interest income	$107,445	$97,922	$98,671
1.	Interest on tax-exempt loans and securities is converted to the taxable-equivalent basis using the federal corporate income tax rate of 21 percent that was applicable for all periods presented.

(Dollars in thousands, except per share amounts)	December 31,
Tangible Book Value Per Share	2025	2024
Equity attributable to C&F Financial Corporation	$261,753	$226,360
Less goodwill	(25,191)	(25,191)
Less other intangible assets	(909)	(1,147)
Tangible equity attributable to C&F Financial Corporation	$235,653	$200,022

Shares outstanding	3,245,972	3,233,672

Book value per share	$80.64	$70.00
Tangible book value per share	$72.60	$61.86

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

The simulation analysis results, based on a measurement date balance sheet as of December 31, 2025 and December 31, 2024 for hypothetical changes in net interest income over the next twelve months are presented in the following table.

 One-Year Net Interest Income Simulation (dollars in thousands)

	Hypothetical Change in Net
	Interest Income
	Over the Next Twelve Months
	as of
	December 31, 2025		December 31, 2024
Assumed Market Interest Rate Shift	Dollars	Percentage	Dollars	Percentage
-300 BP shock	$(11,464)	(9.41)%	$(7,568)	(6.66)%
-200 BP shock	(7,971)	(6.54)	(4,687)	(4.12)
-100 BP shock	(3,669)	(3.01)	(2,040)	(1.79)
+100 BP shock	1,233	1.01	228	0.20
+200 BP shock	2,177	1.79	511	0.45
+300 BP shock	3,010	2.47	764	0.67

These results indicate that the Corporation would expect net interest income to decrease over the next twelve months assuming an immediate downward shift in market interest rates of 100 BP to 300 BP and to increase if rates shifted upward to the same degree. As of December 31, 2025, the Corporation’s net interest income is more sensitive to both an increase and decrease in rates compared to its position as of December 31, 2024 due primarily to shifts in the mix of earning assets and in the mix of deposits.

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

Static EVE Change (dollars in thousands)

	Hypothetical Change in EVE
	as of
	December 31, 2025		December 31, 2024
Assumed Market Interest Rate Shift	Dollars	Percentage	Dollars	Percentage
-300 BP shock	$(44,627)	(10.12)%	$(25,260)	(6.49)%
-200 BP shock	(22,242)	(5.05)	(9,335)	(2.40)
-100 BP shock	(6,307)	(1.43)	270	0.07
+100 BP shock	(1,088)	(0.25)	(6,771)	(1.74)
+200 BP shock	(5,618)	(1.27)	(13,022)	(3.34)
+300 BP shock	(11,934)	(2.71)	(20,439)	(5.25)

These results as of December 31, 2025 indicate that the EVE would decrease assuming an immediate downward shift in market interest rates of 100 BP to 300 BP, and would decrease if rates immediately shifted upward 100 BP to

300 BP. As of December 31, 2025, the Corporation’s EVE is less sensitive to increases in rates and more sensitive to decreases in rates compared to its position as of December 31, 2024 due primarily to shifts in the mix of earning assets and in the mix of deposits and borrowings, which impacted the overall duration of both assets and liabilities.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except per share amounts)	2025	2024
Assets
Cash and due from banks	$13,622	$16,163
Interest-bearing deposits in other banks	65,510	49,423
Total cash and cash equivalents	79,132	65,586
Securities—available for sale at fair value, amortized cost of $471,036 and $448,616, respectively	458,111	418,625
Loans held for sale, at fair value	40,911	20,112
Loans, net of allowance for credit losses of $39,677 and $40,087, respectively	2,014,899	1,880,311
Restricted stock, at cost	3,680	3,592
Corporate premises and equipment, net	39,200	40,118
Other real estate owned, net of valuation allowance of $215 and $215, respectively	1,316	1,316
Accrued interest receivable	11,726	10,592
Goodwill	25,191	25,191
Other intangible assets, net	909	1,147
Bank-owned life insurance	21,808	21,191
Net deferred tax asset	14,039	17,719
Other assets	57,572	57,874
Total assets	$2,768,494	$2,563,374

Liabilities
Deposits
Noninterest-bearing demand deposits	$543,673	$526,069
Savings, money market and interest-bearing demand deposits	905,683	826,462
Time deposits	896,367	818,329
Total deposits	2,345,723	2,170,860
Short-term borrowings	20,000	28,994
Long-term borrowings	67,842	68,158
Trust preferred capital notes	25,493	25,457
Accrued interest payable	3,745	4,403
Other liabilities	43,343	38,532
Total liabilities	2,506,146	2,336,404

Commitments and contingent liabilities (Note 18)

Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,245,972 and 3,233,672 shares issued and outstanding, respectively, includes 100,578 and 119,778 of unvested shares, respectively)	3,145	3,114
Additional paid-in capital	1,078	36
Retained earnings	268,696	247,814
Accumulated other comprehensive loss, net	(11,166)	(24,604)
Equity attributable to C&F Financial Corporation	261,753	226,360
Noncontrolling interest	595	610
Total equity	262,348	226,970
Total liabilities and equity	$2,768,494	$2,563,374

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2025	2024	2023
Interest income
Interest and fees on loans	$135,623	$127,089	$110,938
Interest on interest-bearing deposits in other banks	2,498	1,374	1,245
Interest and dividends on securities
U.S. treasury, government agencies and corporations	1,110	1,682	3,491
Mortgage-backed securities	6,139	3,909	3,669
Tax-exempt obligations of states and political subdivisions	3,903	3,568	2,844
Taxable obligations of states and political subdivisions	770	739	726
Corporate and other	1,456	1,233	1,224
Total interest income	151,499	139,594	124,137
Interest expense
Savings and interest-bearing deposits	8,365	6,594	5,275
Time deposits	31,093	31,465	15,112
Borrowings	4,402	3,429	4,850
Trust preferred capital notes	1,429	1,331	1,193
Total interest expense	45,289	42,819	26,430
Net interest income	106,210	96,775	97,707
Provision for credit losses	11,550	13,250	8,275
Net interest income after provision for credit losses	94,660	83,525	89,432
Noninterest income
Gains on sales of loans	7,979	6,064	5,780
Interchange income	6,286	6,178	6,187
Service charges on deposit accounts	4,113	4,288	4,330
Investment income from other equity interests	741	960	677
Mortgage banking fee income	2,925	2,286	2,110
Wealth management services income, net	3,103	2,993	2,564
Mortgage lender services income	2,850	2,049	2,048
Other service charges and fees	2,073	1,901	1,643
Net losses on sales, maturities and calls of available for sale securities	—	—	(5)
Other income, net	4,561	3,819	4,281
Total noninterest income	34,631	30,538	29,615
Noninterest expenses
Salaries and employee benefits	56,776	53,578	54,876
Occupancy	8,802	8,397	7,993
Data processing	11,962	11,314	10,874
Professional fees	3,699	3,611	2,752
Insurance expense	1,721	1,832	1,659
Marketing and advertising expenses	2,363	1,213	1,548
Loan processing and collection expenses	3,137	2,661	3,317
Other	7,760	7,324	6,864
Total noninterest expenses	96,220	89,930	89,883
Income before income taxes	33,071	24,133	29,164
Income tax expense	6,080	4,215	5,418
Net income	26,991	19,918	23,746
Less net income attributable to noncontrolling interest	156	84	142
Net income attributable to C&F Financial Corporation	$26,835	$19,834	$23,604
Net income per share - basic and diluted	$8.29	$6.01	$6.92

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Net income	$26,991	$19,918	$23,746
Other comprehensive income (loss), net of tax:
Securities available for sale	13,481	1,309	10,182
Defined benefit plan	539	955	484
Cash flow hedges	(582)	(181)	(395)
Other comprehensive income, net of tax	13,438	2,083	10,271
Comprehensive income	40,429	22,001	34,017
Less comprehensive income attributable to noncontrolling interest	156	84	142
Comprehensive income attributable to C&F Financial Corporation	$40,273	$21,917	$33,875

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
(Dollars in thousands, except per share amounts)	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2022	$3,331	$12,047	$217,214	$(36,958)	$599	$196,233
Adoption of ASC 326	—	—	(1,072)	—	—	(1,072)
Comprehensive income:
Net income	—	—	23,604	—	142	23,746
Other comprehensive income	—	—	—	10,271	—	10,271
Share-based compensation	—	1,994	—	—	—	1,994
Restricted stock vested	43	(43)	—	—	—	—
Common stock issued	3	188	—	—	—	191
Common stock purchased	(139)	(7,619)	—	—	—	(7,758)
Cash dividends declared ($1.76 per share)	—	—	(5,986)	—	—	(5,986)
Distributions to noncontrolling interest	—	—	—	—	(103)	(103)
Balance December 31, 2023	$3,238	$6,567	$233,760	$(26,687)	$638	$217,516
Comprehensive income:
Net income	—	—	19,834	—	84	19,918
Other comprehensive income	—	—	—	2,083	—	2,083
Share-based compensation	—	1,923	—	—	—	1,923
Restricted stock vested	47	(47)	—	—	—	—
Common stock issued	4	179	—	—	—	183
Common stock purchased	(175)	(8,586)	—	—	—	(8,761)
Cash dividends declared ($1.76 per share)	—	—	(5,780)	—	—	(5,780)
Distributions to noncontrolling interest	—	—	—	—	(112)	(112)
Balance December 31, 2024	$3,114	$36	$247,814	$(24,604)	$610	$226,970
Comprehensive income:
Net income	—	—	26,835	—	156	26,991
Other comprehensive income	—	—	—	13,438	—	13,438
Share-based compensation	—	1,847	—	—	—	1,847
Restricted stock vested	42	(42)	—	—	—	—
Common stock issued	2	167	—	—	—	169
Common stock purchased	(13)	(930)	—	—	—	(943)
Cash dividends declared ($1.84 per share)	—	—	(5,953)	—	—	(5,953)
Distributions to noncontrolling interest	—	—	—	—	(171)	(171)
Balance December 31, 2025	$3,145	$1,078	$268,696	$(11,166)	$595	$262,348

See notes to consolidated financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Operating activities:
Net income	$26,991	$19,918	$23,746
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	11,550	13,250	8,275
Accretion of certain acquisition-related discounts, net	(338)	(612)	(989)
Share-based compensation	1,847	1,923	1,994
Depreciation and amortization	3,923	3,857	3,879
Amortization of premiums and accretion of discounts on securities, net	(387)	1,270	1,493
Deferred income taxes	154	474	902
Reversal of provision for indemnifications	(190)	(460)	(585)
Income from bank-owned life insurance	(576)	(849)	(388)
Pension expense	719	882	925
Pension contribution	(1,000)	(1,000)	—
Proceeds from sales of loans held for sale	666,740	525,906	504,716
Origination of loans held for sale	(677,719)	(528,608)	(498,134)
Gains on sales of loans held for sale	(7,979)	(6,064)	(5,780)
Other gains, net	(303)	(126)	(44)
Change in other assets and liabilities:
Accrued interest receivable	(1,134)	(194)	(1,416)
Other assets	2,299	7,676	(1,641)
Accrued interest payable	(658)	910	2,543
Other liabilities	551	(1,387)	(685)
Net cash provided by operating activities	24,490	36,766	38,811
Investing activities:
Proceeds from sales, maturities and calls of securities available for sale and payments on mortgage-backed securities	65,618	100,601	100,812
Purchases of securities available for sale	(87,652)	(56,395)	(39,275)
Proceeds from (purchases of) time deposits, net	484	977	(7)
Repayments on loans held for investment by non-bank affiliates	165,075	158,961	158,761
Purchases of loans held for investment by non-bank affiliates	(174,567)	(169,848)	(162,454)
Net increase in community banking loans held for investment	(135,933)	(177,799)	(110,885)
Purchases of corporate premises and equipment	(2,329)	(3,486)	(1,459)
Other investing activities, net	(51)	71	(1,832)
Net cash used in investing activities	(169,355)	(146,918)	(56,339)
Financing activities:
Net increase (decrease) in demand, savings and money market deposits	96,825	(40,400)	(229,634)
Net increase in time deposits	78,038	145,130	291,904
Net (decrease) increase in repurchase agreements and other short-term borrowings	(28,994)	(29,228)	21,632
Proceeds from long-term borrowings	40,000	40,000	—
Repayments of long-term borrowings	(20,000)	—	(4,000)
Repurchases of common stock	(943)	(8,761)	(7,758)
Cash dividends paid	(5,953)	(5,780)	(5,986)
Other financing activities, net	(562)	(382)	(132)
Net cash provided by financing activities	158,411	100,579	66,026
Net increase (decrease) in cash and cash equivalents	13,546	(9,573)	48,498
Cash and cash equivalents at beginning of period	65,586	75,159	26,661
Cash and cash equivalents at end of period	$79,132	$65,586	$75,159
Supplemental cash flow disclosures:
Interest paid	$45,912	$41,874	$23,859
Income taxes paid	5,611	—	6,025
Supplemental disclosure of noncash investing and financing activities:
Transfers from corporate premises and equipment to other real estate owned	$—	$1,827	$—
Adoption of new accounting standard	—	—	1,072
Liabilities assumed to acquire right of use assets at lease commencement	867	2,730	775
Transfers from loans held for sale to loans held for investment	699	1,722	1,425

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

Significant Group Concentrations of Credit Risk: States in which significant concentrations of the Corporation’s lending activities exist include Virginia, Georgia, Ohio, and Tennessee. At December 31, 2025, 57 percent of the Corporation’s loan portfolio consisted of commercial loans, which include loans secured by real estate for builder lines, acquisition and development and commercial development, as well as commercial loans secured by personal property. In addition, 23 percent of the Corporation’s loan portfolio consisted of consumer finance loans to individuals, secured by automobiles and marine and recreational vehicles (RVs). The Corporation does not have any significant loan concentrations to any one customer. Additional information about the Corporation’s lending activities is presented in Note 4.

Cash and Cash Equivalents: For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash, balances due from banks, interest-bearing deposits in banks and federal funds sold, all of which mature within 90 days. At December 31, 2025 there was no minimum reserve requirement as a result of a rule adopted by the FRB in March 2020 eliminating the reserve requirement.

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

Loans acquired in a business combination are recorded at estimated fair value on the date of acquisition. In the case of loans that have experienced more than insignificant deterioration in credit quality since origination as of the acquisition date, the loan’s amortized cost basis is increased above estimated fair value by the amount of expected credit losses as of the acquisition date, and a corresponding allowance for credit losses is also recorded. Any remaining non-credit discount or premium for such purchased loans with credit deterioration (or PCD loans) and any fair value discount or premium for non-PCD loans is accreted or amortized as an adjustment to yield over the estimated lives of the loans using the level-yield method. No allowance for credit losses was established for non-PCD loans at acquisition date as part of a business combination. Subsequent to a business combination, an allowance for credit losses for non-PCD loans was established through charges to earnings in the form of a provision for credit losses. Subsequent to the adoption of ASU 2025-08 as discussed in Note 2, all non-PCD loans (excluding credit cards) that are acquired in a business combination are deemed to be purchased seasoned loans (or PSL loans) and are accounted for similarly as PCD loans.

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

Repossessed Assets:  Repossessed assets primarily consist of vehicles repossessed by C&F Finance due to borrowers’ payment defaults.  The repossession process is generally initiated after a loan becomes more than 60 days delinquent.  Most customers have an opportunity to redeem their repossessed vehicles by paying all outstanding balances, including finance charges and fees.  Vehicles that are not redeemed within a prescribed waiting period following repossession are then reclassified from loans to repossessed assets available-for-sale (included in other assets) and recorded initially at fair value less estimated costs to sell.  The difference between the carrying amount of each loan and the fair value of the vehicle (i.e., the deficiency) is charged against the allowance for credit losses.  The waiting period is determined as the length of time after repossession that C&F Finance is prohibited to sell the vehicle under the laws of the state where the vehicle was repossessed. Accounts still in process of collection or for which the Corporation does not have the legal right to sell continue to be classified as loans until such legal authority is obtained.  At December 31, 2025, repossessed vehicles at fair value less estimated costs to sell included in other assets totaled $937,000, compared to $779,000 at December 31, 2024.

Repossession expense includes the costs to repossess and sell vehicles.  These costs include transportation, storage, rekeying, condition reports, legal fees, fees paid to repossession agents and auction fees. These costs are included in loan processing and collection expenses.

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

Revenue Recognition:

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

Wealth Management Services Income, Net: The Corporation earns revenue primarily by providing wealth management services to its customers through third-party service providers. Fees that are transaction-based (e.g., execution of trades) are recognized on a monthly basis. Other fees and commissions are earned over time as services are provided and are generally assessed based on either account activity or the market value of assets under management at the end of each period. Fees and commissions collected from customers are reported net of related fees paid to the third-party service providers and presented in noninterest income.

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

Recent Significant Accounting Pronouncements:

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures.” The amendments in ASU 2024-03 require disaggregated disclosure of income statement expenses for public business entities. Such disclosures must be made on an annual and interim basis in a tabular format in the footnotes to the financial statements. The amendments require companies to disclose disaggregated information about specific natural expense categories that are considered relevant and applicable, including (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) oil and gas activities. The amendments also provide clarification regarding identifying relevant expenses captions and requires disclosure of selling expenses on an annual and interim basis. Entities are required to apply the guidance in ASU 2024-03 consistently for all periods presented and is effective for all public business entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027.  Early adoption is permitted. The amendments are to be applied on a prospective basis; however, retrospective application is permitted. The Corporation does not expect the adoption of ASU 2024-03 to have a material effect on its consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not currently expected to have a material effect on the Corporation’s financial position, results of operations or cash flows.

NOTE 2:  Adoption of New Accounting Standards

Effective January 1, 2025, the Corporation adopted ASU 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures.” These amendments required that a public entity disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, the amount of income taxes paid disaggregated by federal, state and foreign taxes, and the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or granter than five percent of total income taxes paid. These amendments also required that entities disclose income from continuing operations before income tax expense disaggregated between domestic and foreign, as well as income tax expense from continuing operations disaggregated by federal, state and foreign. The amendments were applied retrospectively to all prior periods presented and did not have a material effect on the Corporation’s consolidated financial statements. Refer to Note 13 for more information about the Corporation’s tax disclosure.

On December 1, 2025, the Corporation adopted ASU 2025-08, “Financial Instruments – Credit Losses (Topic 326) Purchased Loans.” The amendments in ASU 2025-08 expand the population of acquired financial assets subject to the gross-up approach in Topic 326, with loans (excluding credit cards) acquired without credit deterioration and deemed “seasoned” to be considered purchased seasoned loans and accounted for using the gross-up approach at acquisition. Specifically, after an entity determines that a loan is a non-PCD asset based on its assessment of credit deterioration experienced since origination, the entity should apply the guidance described in the amendments to determine whether the loan is seasoned and, therefore, should be accounted for by grossing-up the loan, or increasing the amortized cost basis of the loan. This eliminates the day-one provision for credit losses for such loans, with subsequent changes in the allowance for credit losses reported in earnings through the provision for credit losses. All non-PCD loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-PCD loans (excluding credit cards) are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. The adoption of ASU 2025-08 is expected to affect the accounting for loans acquired in future acquisition activity, however, the Corporation made no purchases of loans during the year ended December 31, 2025.

NOTE 3: Securities

The Corporation’s debt securities, all of which are classified as available for sale, are summarized in the following tables. The Corporation has elected to exclude accrued interest receivable, totaling $2.67 million and $2.32 million at December 31, 2025 and 2024, respectively, from the amortized cost basis of securities.

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$4,992	$—	$(105)	$4,887
U.S. government agencies and corporations	60,605	—	(4,895)	55,710
Mortgage-backed securities	211,653	2,009	(7,830)	205,832
Obligations of states and political subdivisions	158,158	1,417	(2,484)	157,091
Corporate and other debt securities	35,628	150	(1,187)	34,591
Total	$471,036	$3,576	$(16,501)	$458,111

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$10,985	$—	$(285)	$10,700
U.S. government agencies and corporations	68,772	—	(8,113)	60,659
Mortgage-backed securities	197,923	69	(15,556)	182,436
Obligations of states and political subdivisions	147,532	691	(4,613)	143,610
Corporate and other debt securities	23,404	29	(2,213)	21,220
Total	$448,616	$789	$(30,780)	$418,625

The amortized cost and estimated fair value of securities at December 31, 2025, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	December 31, 2025
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$84,540	$82,825
Due after one year through five years	204,024	197,652
Due after five years through ten years	147,829	143,755
Due after ten years	34,643	33,879
Total	$471,036	$458,111

The following table presents the gross realized gains and losses on and the proceeds from the sales, maturities and calls of securities. There were no sales of securities during the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Realized gains from sales, maturities and calls of securities:
Gross realized gains	$—	$—	$—
Gross realized losses	—	—	(5)
Net realized losses	$—	$—	$(5)
Proceeds from sales, maturities, calls and paydowns of securities	$65,618	$100,601	$100,812

The Corporation pledges securities primarily to secure municipal deposits and lines of credit that provide liquidity to the Corporation and C&F Bank. Securities were previously pledged to secure repurchase agreements. Securities with an aggregate amortized cost of $138.43 million and an aggregate fair value of $130.88 million were pledged at December 31, 2025. Securities with an aggregate amortized cost of $212.92 million and an aggregate fair value of $196.10 million were pledged at December 31, 2024.

Securities in an unrealized loss position at December 31, 2025, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$4,887	$105	$4,887	$105
U.S. government agencies and corporations	—	—	55,710	4,895	55,710	4,895
Mortgage-backed securities	12,949	84	107,826	7,746	120,775	7,830
Obligations of states and political subdivisions	7,451	79	64,534	2,405	71,985	2,484
Corporate and other debt securities	13,009	119	15,932	1,068	28,941	1,187
Total	$33,409	$282	$248,889	$16,219	$282,298	$16,501

There were 458 debt securities with a fair value below the amortized cost basis, totaling $282.30 million of aggregate fair value as of December 31, 2025. The Corporation concluded that a credit loss did not exist in its securities portfolio at December 31, 2025, and no allowance for credit losses has been recognized based on the fact that (1) changes in fair value were caused primarily by fluctuations in interest rates, or other market factors, such as changes in demand, (2) securities with unrealized losses had generally high credit quality, (3) the Corporation intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Corporation will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Corporation’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

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

The Corporation’s investment in restricted stock totaled $3.68 million at December 31, 2025 and consisted of FHLB stock.  Restricted stock is generally viewed as a long-term investment, which is carried at cost because there is no market for the stock other than to be redeemed or repurchased by the FHLB. Therefore, when evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing any temporary decline in value. The Corporation did not consider its investment in restricted stock to be impaired at December 31, 2025 and no impairment has been recognized.

NOTE 4: Loans

The Corporation’s loans are stated at their face amount, net of deferred fees and costs and discounts, and consist of the classes of loans included in the following table. The Corporation has elected to exclude accrued interest receivable, totaling $9.04 million and $8.27 million at December 31, 2025 and 2024, respectively, from the recorded balance of loans.

	December 31,	December 31,
(Dollars in thousands)	2025	2024
Commercial real estate	$835,432	$734,182
Commercial business	115,710	104,947
Construction - commercial real estate	99,604	132,717
Land acquisition and development	66,248	46,072
Builder lines	37,938	35,605
Construction - consumer real estate	29,288	18,799
Residential mortgage	319,536	308,809
Equity lines	76,460	62,204
Other consumer	10,085	10,270
Consumer finance - automobiles	406,312	398,651
Consumer finance - marine and recreational vehicles	57,963	68,142
Subtotal	2,054,576	1,920,398
Less allowance for credit losses	(39,677)	(40,087)
Loans, net	$2,014,899	$1,880,311

Other consumer loans included $240,000 and $255,000 of demand deposit overdrafts at December 31, 2025 and 2024, respectively.

The following table shows the aging of the Corporation’s loan portfolio, by class, at December 31, 2025:

	30-59	60-89	90+				90+ Days
	Days	Days	Days	Total			Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current[1]	Total Loans	Accruing
Commercial real estate	$—	$262	$—	$262	$835,170	$835,432	$—
Commercial business	8	—	—	8	115,702	115,710	—
Construction - commercial real estate	—	—	—	—	99,604	99,604	—
Land acquisition and development	—	—	—	—	66,248	66,248	—
Builder lines	—	—	—	—	37,938	37,938	—
Construction - consumer real estate	—	—	—	—	29,288	29,288	—
Residential mortgage	1,019	111	813	1,943	317,593	319,536	—
Equity lines	155	65	23	243	76,217	76,460	23
Other consumer	17	—	—	17	10,068	10,085	—
Consumer finance - automobiles	16,741	2,129	1,022	19,892	386,420	406,312	—
Consumer finance - marine and recreational vehicles	429	37	—	466	57,497	57,963	—
Total	$18,369	$2,604	$1,858	$22,831	$2,031,745	$2,054,576	$23
1	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $219,000, 30-59 days past due of $17,000, 60-89 days past due of $86,000 and 90+ days past due of $1.84 million.

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

The following table shows the Corporation’s recorded balance of loans on nonaccrual status as of December 31, 2025 and December 31, 2024. The Corporation recognized $8,000 in interest income on loans on nonaccrual status as of December 31, 2025, and had $19,000 of reversals of interest income upon placing loans on nonaccrual status during the year ended December 31, 2025. All nonaccrual loans as of December 31, 2025 and 2024 had an allowance for credit losses, with none individually evaluated.

	December 31,	December 31,
(Dollars in thousands)	2025	2024
Residential mortgage	$1,135	$333
Consumer finance - automobiles	1,022	599
Consumer finance - marine and recreational vehicles	—	15
Total	$2,157	$947

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

The following tables present the amortized cost basis of loans as of December 31, 2025 and 2024 that were both experiencing financial difficulty and modified during the years ended December 31, 2025 and 2024.

	Year Ended December 31, 2025
		% of Total
	Amortized	Class of
(Dollars in thousands)	Cost	Loans
Term Extension
Commercial real estate	$103	0.0%
Total Term Extension	$103
Total	$103	0.0%

	Year Ended December 31, 2024
		% of Total
	Amortized	Class of
(Dollars in thousands)	Cost	Loans
Term Extension
Commercial real estate	$93	0.0%
Commercial business	20	0.0%
Residential mortgage	439	0.1%
Total Term Extension	$552

Combination Term Extension and Interest Rate Reduction
Residential mortgage	$17	0.0%
Total Combination Term Extension and Interest Rate Reduction	$17
Total	$569	0.0%

The following tables present the financial effects of the loan modifications presented above to borrowers experiencing financial difficulty for the years ended December 31, 2025 and 2024.

Year Ended December 31, 2025
	Weighted-	Weighted-
	Average	Average
	Interest	Term
	Rate	Extension
	Reduction	(in years)
Commercial real estate	—%	2.0
Total	—%	2.0

	Year Ended December 31, 2024
	Weighted-	Weighted-
	Average	Average
	Interest	Term
	Rate	Extension
	Reduction	(in years)
Commercial real estate	—%	1.0
Commercial business	—	2.3
Residential mortgage	1.51	6.1
Total	1.51%	5.1

The Corporation closely monitors the performance of modified loans to understand the effectiveness of its modification efforts.  Upon the determination that all or a portion of a modified loan is uncollectible, that amount is charged against the allowance for credit losses. There were no payment defaults during the year ended December 31, 2025 and 2024 of loans to borrowers experiencing financial difficulties that were modified during the previous twelve months, and all were current as of December 31, 2025 and 2024.

NOTE 5: Allowance for Credit Losses

The following tables show the allowance for credit losses activity by loan portfolio for the years ended December 31, 2025, 2024 and 2023:

			Consumer
(Dollars in thousands)	Commercial	Consumer	Finance	Total
Balance at December 31, 2024	$13,347	$4,032	$22,708	$40,087
Provision charged to operations	(128)	278	11,600	11,750
Loans charged off	(35)	(273)	(16,581)	(16,889)
Recoveries of loans previously charged off	55	142	4,532	4,729
Balance at December 31, 2025	$13,239	$4,179	$22,259	$39,677

			Consumer
(Dollars in thousands)	Commercial	Consumer	Finance	Total
Balance at December 31, 2023	$12,315	$3,758	$23,578	$39,651
Provision charged to operations	1,058	442	11,600	13,100
Loans charged off	(63)	(377)	(16,723)	(17,163)
Recoveries of loans previously charged off	37	209	4,253	4,499
Balance at December 31, 2024	$13,347	$4,032	$22,708	$40,087

			Consumer
(Dollars in thousands)	Commercial	Consumer	Finance	Total
Balance at December 31, 2022	$11,219	$3,330	$25,969	$40,518
Impact of ASC 326 adoption on non-PCD loans	(617)	98	406	(113)
Impact of ASC 326 adoption on PCD loans	595	9	—	604
Provision charged to operations	978	498	6,650	8,126
Loans charged off	(16)	(356)	(13,743)	(14,115)
Recoveries of loans previously charged off	156	179	4,296	4,631
Balance at December 31, 2023	$12,315	$3,758	$23,578	$39,651

The following table presents a breakdown of the provision for credit losses for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Provision for credit losses:
Provision for loans	$11,750	$13,100	$8,126
Provision for unfunded commitments	(200)	150	149
Total	$11,550	$13,250	$8,275

The following table details the recorded balance of the classes of loans within the commercial and consumer loan portfolios by loan rating, which is reviewed on a quarterly basis, and year of origination as of December 31, 2025:

							Revolving	Revolving
	Term Loans Recorded Balance by Origination Year						Loans	Loans
							Recorded	Converted
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Balance	to Term[1]	Total
Commercial real estate:
Loan Rating
Pass	$72,184	$110,069	$120,853	$162,934	$120,074	$249,017	$—	$229	$835,360
Special Mention	—	—	—	—	—	72	—	—	72
Total	$72,184	$110,069	$120,853	$162,934	$120,074	$249,089	$—	$229	$835,432

Commercial business:
Loan Rating
Pass	$9,557	$7,623	$10,169	$13,091	$11,841	$26,507	$36,875	$47	$115,710
Total	$9,557	$7,623	$10,169	$13,091	$11,841	$26,507	$36,875	$47	$115,710

Construction - commercial real estate:
Loan Rating
Pass	$10,384	$54,141	$31,892	$3,187	$—	$—	$—	$—	$99,604
Total	$10,384	$54,141	$31,892	$3,187	$—	$—	$—	$—	$99,604

Land acquisition and development:
Loan Rating
Pass	$18,966	$41,178	$—	$371	$—	$5,733	$—	$—	$66,248
Total	$18,966	$41,178	$—	$371	$—	$5,733	$—	$—	$66,248

Builder lines:
Loan Rating
Pass	$27,069	$8,855	$826	$784	$—	$404	$—	$—	$37,938
Total	$27,069	$8,855	$826	$784	$—	$404	$—	$—	$37,938

Construction - consumer real estate:
Loan Rating
Pass	$24,158	$5,130	$—	$—	$—	$—	$—	$—	$29,288
Total	$24,158	$5,130	$—	$—	$—	$—	$—	$—	$29,288

Residential mortgage:
Loan Rating
Pass	$44,390	$57,382	$46,606	$71,350	$33,087	$64,871	$—	$—	$317,686
Special Mention	—	—	22	84	202	347	—	—	655
Substandard	—	—	—	—	—	60	—	—	60
Substandard Nonaccrual	—	113	833	189	—	—	—	—	1,135
Total	$44,390	$57,495	$47,461	$71,623	$33,289	$65,278	$—	$—	$319,536

Equity lines:
Loan Rating
Pass	$—	$—	$—	$—	$—	$493	$75,165	$701	$76,359
Special Mention	—	—	—	—	—	—	—	101	101
Total	$—	$—	$—	$—	$—	$493	$75,165	$802	$76,460

Other consumer:
Loan Rating
Pass	$5,157	$2,512	$1,318	$670	$82	$300	$46	$—	$10,085
Total	$5,157	$2,512	$1,318	$670	$82	$300	$46	$—	$10,085

Total:
Loan Rating
Pass	$211,865	$286,890	$211,664	$252,387	$165,084	$347,325	$112,086	$977	$1,588,278
Special Mention	—	—	22	84	202	419	—	101	828
Substandard	—	—	—	—	—	60	—	—	60
Substandard Nonaccrual	—	113	833	189	—	—	—	—	1,135
Total	$211,865	$287,003	$212,519	$252,660	$165,286	$347,804	$112,086	$1,078	$1,590,301
1	Commercial real estate and equity lines include $128,000 and $516,000, respectively, of revolving loans converted to term during the year ended December 31, 2025.

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

The following table details the recorded balance of the classes of loans within the consumer finance loan portfolio by credit rating at the time of origination and year of origination as of December 31, 2025:

								Revolving
	Term Loans Recorded Balance by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Loans	to Term	Total
Consumer finance - automobiles:
Credit rating[1]
Very good	$22,600	$14,758	$6,212	$4,543	$1,123	$111	$—	$—	$49,347
Good	46,079	28,573	17,066	17,449	4,853	519	—	—	114,539
Fairly good	48,871	29,704	23,209	23,345	9,043	1,397	—	—	135,569
Fair	29,774	18,942	14,528	14,266	7,011	1,815	—	—	86,336
Marginal	6,960	3,751	2,893	3,243	2,626	1,048	—	—	20,521
Total	$154,284	$95,728	$63,908	$62,846	$24,656	$4,890	$—	$—	$406,312

Consumer finance - marine and recreational vehicles:
Credit rating[1]
Very good	$1,339	$6,231	$4,999	$10,700	$6,473	$8,789	$—	$—	$38,531
Good	1,442	3,937	5,533	5,604	1,066	1,441	—	—	19,023
Fairly good	—	—	165	173	32	39	—	—	409
Total	$2,781	$10,168	$10,697	$16,477	$7,571	$10,269	$—	$—	$57,963

Total:
Credit rating[1]
Very good	$23,939	$20,989	$11,211	$15,243	$7,596	$8,900	$—	$—	$87,878
Good	47,521	32,510	22,599	23,053	5,919	1,960	—	—	133,562
Fairly good	48,871	29,704	23,374	23,518	9,075	1,436	—	—	135,978
Fair	29,774	18,942	14,528	14,266	7,011	1,815	—	—	86,336
Marginal	6,960	3,751	2,893	3,243	2,626	1,048	—	—	20,521
Total	$157,065	$105,896	$74,605	$79,323	$32,227	$15,159	$—	$—	$464,275
1	Credit ratings with a FICO score greater than 739 are considered Very Good, FICO scores ranging from 670-739 are considered Good, FICO scores ranging from 625-669 are considered Fairly Good, FICO scores ranging from 580-624 are considered Fair and FICO scores less than 580 are considered Marginal.

The following table details the recorded balance of the classes of loans within the consumer finance loan portfolio by credit rating at the time of origination and year of origination as of December 31, 2024:

								Revolving
	Term Loans Recorded Balance by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Loans	to Term	Total
Consumer finance - automobiles:
Credit rating[1]
Very good	$22,161	$10,039	$7,971	$2,359	$426	$77	$—	$—	$43,033
Good	40,296	25,730	29,455	9,402	1,574	334	—	—	106,791
Fairly good	41,881	34,058	37,486	16,935	3,213	1,602	—	—	135,175
Fair	25,796	21,278	24,379	13,260	3,674	2,194	—	—	90,581
Marginal	5,049	4,383	5,621	4,856	1,681	1,481	—	—	23,071
Total	$135,183	$95,488	$104,912	$46,812	$10,568	$5,688	$—	$—	$398,651

Consumer finance - marine and recreational vehicles:
Credit rating[1]
Very good	$8,124	$6,283	$12,670	$8,003	$7,927	$3,754	$—	$—	$46,761
Good	4,515	6,426	6,832	1,326	1,178	625	—	—	20,902
Fairly good	—	200	183	35	27	34	—	—	479
Total	$12,639	$12,909	$19,685	$9,364	$9,132	$4,413	$—	$—	$68,142

Total:
Credit rating[1]
Very good	$30,285	$16,322	$20,641	$10,362	$8,353	$3,831	$—	$—	$89,794
Good	44,811	32,156	36,287	10,728	2,752	959	—	—	127,693
Fairly good	41,881	34,258	37,669	16,970	3,240	1,636	—	—	135,654
Fair	25,796	21,278	24,379	13,260	3,674	2,194	—	—	90,581
Marginal	5,049	4,383	5,621	4,856	1,681	1,481	—	—	23,071
Total	$147,822	$108,397	$124,597	$56,176	$19,700	$10,101	$—	$—	$466,793
1	Credit ratings with a FICO score greater than 739 are considered Very Good, FICO scores ranging from 670-739 are considered Good, FICO scores ranging from 625-669 are considered Fairly Good, FICO scores ranging from 580-624 are considered Fair and FICO scores less than 580 are considered Marginal.

The following table details the current period gross charge-offs of loans by year of origination for the year ended December 31, 2025:

								Revolving
	Current Period Gross Charge-offs by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Loans	to Term	Total
Commercial business	$15	$—	$—	$—	$10	$10	$—	$—	$35
Residential mortgage	6	—	—	—	—	—	—	—	6
Other consumer[1]	223	25	19	—	—	—	—	—	267
Consumer finance - automobiles	671	3,044	3,999	5,684	2,126	538	—	—	16,062
Consumer finance - marine and recreational vehicles	21	121	30	255	46	46	—	—	519
Total	$936	$3,190	$4,048	$5,939	$2,182	$594	$—	$—	$16,889
1	Gross charge-offs of other consumer loans for the year ended December 31, 2025 included $217,000 of demand deposit overdrafts that originated in 2025.

The following table details the current period gross charge-offs of loans by year of origination for the year ended December 31, 2024:

								Revolving
	Current Period Gross Charge-offs by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Loans	to Term	Total
Commercial business	$63	$—	$—	$—	$—	$—	$—	$—	$63
Residential mortgage	13	—	—	—	—	—	—	—	13
Other consumer[1]	278	19	5	—	—	62	—	—	364
Consumer finance - automobiles	843	3,323	7,080	3,705	670	691	—	—	16,312
Consumer finance - marine and recreational vehicles	—	56	240	58	43	14	—	—	411
Total	$1,197	$3,398	$7,325	$3,763	$713	$767	$—	$—	$17,163
1	Gross charge-offs of other consumer loans for the year ended December 31, 2024 included $256,000 of demand deposit overdrafts that originated in 2024.

As of December 31, 2025 and 2024, the Corporation had no collateral dependent loans for which repayment was expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty.

NOTE 6: OREO

At both December 31, 2025 and 2024, the carrying amount of OREO was $1.32 million and was primarily comprised of a property previously used by the Bank as a branch, which was consolidated into a nearby branch in 2024. Changes in the balance for OREO are as follows:

	Year Ended December 31,
(Dollars in thousands)	2025	2024
Balance at the beginning of year, gross	$1,531	$—
Additions	—	—
Transfers from bank premises	—	1,827
Charge-offs	—	—
Sales proceeds	—	(416)
Gain on disposition	—	120
Balance at the end of year, gross	1,531	1,531
Less valuation allowance	(215)	(215)
Total, net	$1,316	$1,316

Changes in the allowance for OREO losses are as follows:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Balance at the beginning of year	$215	$—	$—
Provision for losses	—	215	—
Charge-offs, net	—	—	—
Total	$215	$215	$—

Net OREO gains of $120,000 were recognized upon the disposal of real estate in connection with the sale of a former branch location and are included in other income (loss), net in the Consolidated Statement of Income for 2024.  OREO expenses, including provision for OREO losses, of $218,000 are included in other noninterest expense in the Consolidated Statements of Income for 2024. There were no net OREO losses or expenses during 2025 and 2023.

NOTE 7: Corporate Premises and Equipment

Major classifications of corporate premises and equipment are summarized as follows:

	December 31,
(Dollars in thousands)	2025	2024
Land	$8,838	$8,838
Buildings	48,923	48,543
Equipment, furniture and fixtures	25,595	24,209
	83,356	81,590
Less accumulated depreciation	(44,156)	(41,472)
Total	$39,200	$40,118

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $3.21 million, $3.14 million and $3.29 million, respectively.

NOTE 8: Goodwill and Other Intangible Assets

The carrying amount of goodwill was $25.19 million at December 31, 2025 and 2024. There were no changes in the recorded balance of goodwill during the years ended December 31, 2025, 2024 or 2023.

The Corporation had $909,000 and $1.15 million of other intangible assets as of December 31, 2025 and 2024, respectively.  Other intangible assets were recognized in connection with the core deposits acquired from Peoples Bankshares, Incorporated (Peoples) in 2020 and customer relationships acquired by C&F Wealth Management in 2016.

The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets:

	December 31,		December 31,
	2025		2024
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Core deposit intangibles	$1,711	$(802)	$1,711	$(700)
Other amortizable intangibles	1,405	(1,405)	1,405	(1,269)
Total	$3,116	$(2,207)	$3,116	$(1,969)

Amortization expense was $238,000, $260,000 and $272,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

Estimated future amortization expense by year as of December 31, 2025 is as follows:

(Dollars in thousands)
2026	$101
2027	101
2028	101
2029	101
2030	101
Thereafter	404
Total	$909

NOTE 9: Leases

The Corporation’s leases comprise primarily of leases of real estate in which the Corporation is the lessee.  Lease cost for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Operating lease cost	$729	$821	$872
Finance lease cost:
Amortization of right-of-use asset	479	452	314
Interest on lease liability	233	220	121
Short-term lease cost	156	89	99
Variable lease cost	189	121	63
Total	$1,786	$1,703	$1,469

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

The Corporation’s right-of-use assets, lease liabilities, weighted average remaining lease term and weighted average discount rate of the Corporation’s leases are set forth in the following table.

	December 31,	December 31,
(Dollars in thousands)	2025	2024
Operating leases:
Right of use assets	$2,441	$2,237
Lease liabilities	$2,476	$2,260
Weighted average remaining lease term (years)	7.5	8.5
Weighted average discount rate	3.4%	3.0%

Finance leases:
Right of use assets	$6,837	$7,316
Lease liabilities	$7,842	$8,169
Weighted average remaining lease term (years)	14.5	15.5
Weighted average discount rate	3.0%	3.0%

Right of use assets are included in “Other Assets” on the Consolidated Balance Sheets.  Operating lease liabilities are included in “Other Liabilities” and Finance lease liabilities are included in “Long-term Borrowings” in the Consolidated Balance Sheets.  During the years ended December 31, 2025, 2024 and 2023, the Corporation assumed lease liabilities to obtain right-of-use assets in operating leases and financing leases of $867,000, $2.73 million and $775,000, respectively.

Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2025, 2024 and 2023 is set forth in the following table.  In addition to the amounts paid shown below, the Corporation received lease incentives of $42,000 related to finance leases during the year ended December 31, 2024.

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Operating leases:
Operating cash flows	$707	$832	$905
Finance leases:
Operating cash flows	233	220	121
Financing cash flows	327	233	220
Total	$1,267	$1,285	$1,246

Maturities of the Corporation’s lease liabilities are as follows:

	December 31, 2025
(Dollars in thousands)	Operating Leases	Finance Leases
2026	$644	$525
2027	406	586
2028	312	602
2029	271	618
2030	242	635
Thereafter	921	6,725
Total	2,796	9,691
Imputed interest	(320)	(1,849)
Total	$2,476	$7,842

NOTE 10: Time Deposits

Time deposits are summarized as follows:

	December 31,
(Dollars in thousands)	2025	2024
Certificates of deposit, over $250	$336,498	$264,405
Other time deposits	559,869	553,924
Total	$896,367	$818,329

Remaining maturities on time deposits are as follows:

(Dollars in thousands)	December 31, 2025
2026	$837,910
2027	48,444
2028	6,768
2029	1,607
2030	1,243
Thereafter	395
Total	$896,367

NOTE 11: Borrowings

The following table presents selected information on short-term borrowings:

	December 31,
(Dollars in thousands)	2025	2024
Balance outstanding at year end[1]	$20,000	$28,994
Maximum balance at any month end during the year	$48,893	$58,842
Average balance for the year	$35,935	$29,614
Weighted average rate for the year	3.23%	1.88%
Weighted average rate on borrowings at year end	4.61%	1.64%
Estimated fair value at year end	$20,081	$28,993
1	Consists of $20.0 million of advances from the FHLB at December 31, 2025. Consists of $28.99 million of repurchase transactions with customers, which generally mature the day following the day sold and are secured by investment securities at December 31, 2024. The repurchase agreement program was wound down during the third quarter of 2025.

Long-term borrowings at December 31, 2025 were comprised of $15.00 million of convertible advances from the FHLB,  $5.00 million of fixed rate hybrid advances from the FHLB and $40.00 million of the Corporation’s subordinated notes due in 2035 (the 2035 Subordinated Notes).

The FHLB convertible advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed rate to variable rate.  The fixed rate hybrid FHLB advances provide fixed-rate funding until the stated maturity date. C&F Bank may add interest rate caps or floors at a future date, at which time the cost of the caps or floors will be added to the advance note. The following table presents selected information for the FHLB advances at December 31, 2025:

				Next
				Conversion
(Dollars in thousands)		Interest Rate	Maturity Date	Option Date
Fixed Rate Hybrid Advances	$5,000	4.45%	03/05/27

Convertible Advances	$5,000	4.06%	03/05/27	03/05/26
	$10,000	4.13%	06/07/27	03/09/26
	$10,000	4.68%	03/23/26
	$10,000	4.55%	09/21/26	03/23/26

On June 6, 2025, the Corporation completed the issuance of $40.0 million in aggregate principal amount of subordinated notes due 2035 (the Notes) in a private placement transaction. The Notes will initially bear interest at a fixed rate of 7.50% to but excluding June 30, 2030 and then at the then current three-month SOFR plus 388.5 basis points through maturity on June 30, 2035. Beginning on June 30, 2030 through maturity, the Notes may be redeemed at the Corporation’s option, on any scheduled interest payment date. Concurrently with the issuance, the Corporation repurchased its $20.0 million in aggregate principal amount of 4.875% fixed-to-floating rate subordinated notes due 2030 (the 2030 Notes). The 2030 Notes were repurchased at a price of 100% of the outstanding principal amount, plus accrued but unpaid interest, to but excluding the repurchase date. The 2030 Notes were to transition from a fixed rate of 4.875% to a floating rate at the then current three-month SOFR plus 475.5 basis points during the third quarter of 2025. The subordinated notes of the Corporation rank junior to all existing and future senior indebtedness of the Corporation and are structurally subordinated to all existing and future debt and liabilities of the Bank and its subsidiaries.  These borrowings are presented in the Consolidated Balance Sheets net of issuance costs and, as applicable, acquisition premium.

The contractual maturities of long-term borrowings at December 31, 2025 are as follows:

(Dollars in thousands)	Fixed Rate	Floating Rate	Total
2026	$—	$—	$—
2027	20,000	—	20,000
2028	—	—	—
2029	—	—	—
2030	—	—	—
Thereafter	40,000	—	40,000
Total	$60,000	$—	$60,000

The Corporation’s available sources of credit for future borrowings totaled approximately $674.8 million at December 31, 2025, which consisted of $236.7 million available from the FHLB, $363.1 million available from the FRB, $75.00 million under unsecured federal funds agreements with third party financial institutions.  Credit available from the FHLB is secured by a blanket floating lien on all qualifying closed-end and revolving, open-end loans of C&F Bank secured by 1-4 family residential properties.  Credit available from the FRB is secured by liens on specific loans of C&F Bank. Additional loans and securities are available that can be pledged as collateral for future borrowings from the FRB or the FHLB above the current lendable collateral value.

C&F Financial Statutory Trust I (Trust I), C&F Financial Statutory Trust II (Trust II) and Central Virginia Bankshares Statutory Trust I (CVBK Trust I) are wholly-owned non-operating subsidiaries of the Corporation, formed for the purpose of issuing trust preferred capital securities. Collectively, these trusts have issued $25.00 million of trust preferred capital securities to institutional investors through private placements and $775,000 in common equity that is held by the Corporation.  Trust preferred capital securities of $5.00 million issued by CVBK Trust I, $10.00 million issued by Trust I, and $10.00 million issued by Trust II mature in 2033, 2035 and 2037, respectively, and are redeemable at the Corporation’s option.  Each of the trusts is required to make quarterly distributions to the holders of the securities at a rate based on the three-month SOFR plus a spread of between 1.57 percent and 3.15 percent.  During 2025, 2024 and 2023, the Corporation used interest rate swaps in designated cash flow hedges of interest payments on the trust preferred capital securities to mitigate the effects of changes in interest rates.  The interest rate swaps manage the Corporation’s exposure to variability in cash flows for periods that end between June 2026 and June 2029. At December 31, 2025, the effect of the interest rate swaps was a fixed rate of interest on the securities issued by CVBK Trust I, Trust I and Trust II of 4.64 percent, 5.80 percent and 5.10 percent, respectively.  The principal assets of CVBK Trust I, Trust I and Trust II are trust preferred capital notes of the Corporation of $5.16 million, $10.31 million and $10.31 million, respectively, which have like maturities and like interest rates to the trust preferred capital securities. The interest payments by the Corporation on the notes will be used by the trusts to pay the quarterly distributions on the trust preferred capital securities.  The trusts are unconsolidated subsidiaries of the Corporation, and the Corporation’s trust preferred capital notes are presented as liabilities in the Consolidated Balance Sheets net of acquisition discount, as applicable.

Subject to certain exceptions and limitations, the Corporation may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related capital securities.

NOTE 12: Equity, Other Comprehensive Income and Earnings Per Share

Equity and Noncontrolling Interest

The Board of Directors authorized a program, effective January 1, 2025 through December 31, 2025, to repurchase up to $5.0 million of the Corporation’s common stock (the 2025 Repurchase Program). During the year ended December 31, 2025, the Corporation did not repurchase any of its common stock under the 2025 Repurchase Program.  In December 2025, the Board of Directors authorized a program, effective January 1, 2026 through December 31, 2026, to repurchase up to $5.0 million of the Corporation’s common stock (the 2026 Repurchase Program).

Under the Corporation’s previous share repurchase programs authorized by the Board of Directors, the Corporation repurchased 160,694 shares, or $7.95 million, and 135,327 shares, or $7.51 million, of its common stock during the years ended December 31, 2024 and 2023, respectively.

Additionally, during the years ended December 31, 2025, 2024 and 2023, the Corporation withheld 12,808 shares, 13,937 shares and 12,039 shares of its common stock, respectively, from employees to satisfy tax withholding obligations upon vesting of restricted stock.

Noncontrolling interest represents an ownership interest in C&F Select LLC, a subsidiary of C&F Mortgage, held by an unrelated investor.

Accumulated Other Comprehensive Income (Loss), Net

Changes in each component of accumulated other comprehensive loss were as follows for the years ended December 31, 2025, 2024 and 2023:

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at December 31, 2024	$(23,693)	$(1,797)	$886	$(24,604)

Other comprehensive income (loss) arising during the period	17,065	705	(799)	16,971
Related income tax effects	(3,584)	(148)	206	(3,526)
	13,481	557	(593)	13,445

Reclassifications into net income	—	(22)	15	(7)
Related income tax effects	—	4	(4)	—
	—	(18)	11	(7)

Other comprehensive income (loss), net of tax	13,481	539	(582)	13,438

Accumulated other comprehensive (loss) income at December 31, 2025	$(10,212)	$(1,258)	$304	$(11,166)

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at December 31, 2023	$(25,002)	$(2,752)	$1,067	$(26,687)

Other comprehensive income (loss) arising during the period	1,657	1,146	(238)	2,565
Related income tax effects	(348)	(240)	61	(527)
	1,309	906	(177)	2,038

Reclassifications into net income	—	62	(6)	56
Related income tax effects	—	(13)	2	(11)
	—	49	(4)	45

Other comprehensive income (loss), net of tax	1,309	955	(181)	2,083

Accumulated other comprehensive (loss) income at December 31, 2024	$(23,693)	$(1,797)	$886	$(24,604)

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at December 31, 2022	$(35,184)	$(3,236)	$1,462	$(36,958)

Other comprehensive income (loss) arising during the period	12,883	508	(526)	12,865
Related income tax effects	(2,705)	(106)	135	(2,676)
	10,178	402	(391)	10,189

Reclassifications into net income	5	104	(6)	103
Related income tax effects	(1)	(22)	2	(21)
	4	82	(4)	82

Other comprehensive income (loss), net of tax	10,182	484	(395)	10,271

Accumulated other comprehensive (loss) income at December 31, 2023	$(25,002)	$(2,752)	$1,067	$(26,687)

The following table provides information regarding the reclassifications from accumulated other comprehensive loss into net income for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,			Line Item In the Consolidated
(Dollars in thousands)	2025	2024	2023	Statements of Income
Securities available for sale:
Reclassification of net realized losses into net income	$—	$—	$(5)	Net losses on sales, maturities and calls of available for sale securities
Related income tax effects	—	—	1	Income tax expense
	—	—	(4)	Net of tax

Defined benefit plan:[1]
Reclassification of recognized net actuarial losses into net income	(46)	(129)	(171)	Noninterest expenses - Other
Amortization of prior service credit into net income	68	67	67	Noninterest expenses - Other
Related income tax effects	(4)	13	22	Income tax expense
	18	(49)	(82)	Net of tax

Cash flow hedges:
Amortization of hedging gains into net income	(15)	6	6	Interest expense - Trust preferred capital notes
Related income tax effects	4	(2)	(2)	Income tax expense
	(11)	4	4	Net of tax

Total	$7	$(45)	$(82)
1See “Note 14: Employee Benefit Plans,” for additional information.

Earnings Per Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Net income attributable to C&F Financial Corporation	$26,835	$19,834	$23,604
Weighted average shares outstanding—basic and diluted	3,237,541	3,299,574	3,411,995

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

NOTE 13: Income Taxes

Principal components of income tax expense as reflected in the Consolidated Statements of Income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Current taxes	$5,926	$3,741	$4,832
Deferred taxes	154	474	586
Total	$6,080	$4,215	$5,418

Income tax expense for the years ended December 31, 2025, 2024 and 2023 differed from the federal statutory rate applied to income before income taxes for the following reasons:

	Year Ended December 31,
	2025		2024		2023
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Income tax at federal statutory rates	$6,945	21.0%	$5,068	21.0%	$6,124	21.0%
State income taxes, net of federal income tax effect[1]	196	0.6	15	0.1	82	0.3
Tax credits
Investments in qualified housing projects	(88)	(0.3)	(87)	(0.4)	(75)	(0.3)
Nontaxable or nondeductible items
Tax exempt interest income	(977)	(3.0)	(907)	(3.8)	(762)	(2.6)
Disallowed interest expense	251	0.8	281	1.2	180	0.6
Other nontaxable or nondeductible items	(247)	(0.7)	(155)	(0.7)	(131)	(0.5)
Total	$6,080	18.4%	$4,215	17.4%	$5,418	18.5%
1	State income taxes in Virginia, in Virgina and Georgia and in Virginia, Georgia and Tennessee made up the majority (greater than 50 percent) of the tax effect in this category for the years ended December 31, 2025, 2024 and 2023, respectively.

The Corporation’s net deferred income taxes totaled $14.04 million and $17.72 million at December 31, 2025 and 2024, respectively. The tax effects of each type of significant item that gave rise to deferred taxes are:

	December 31,
(Dollars in thousands)	2025	2024
Deferred tax assets
Allowances for credit losses, reserve for unfunded commitments and OREO losses	$10,087	$10,238
Net unrealized loss on securities available for sale	2,714	6,298
Nonqualified deferred compensation plan	3,825	3,781
Lease liabilities	2,192	2,216
Fair value adjustments related to business combinations	177	251
Share-based compensation	757	736
Reserve for indemnification losses	263	313
Accrued expenses	589	521
Other	891	783
Deferred tax assets	21,495	25,137
Deferred tax liabilities
Goodwill and other intangible assets	(2,960)	(2,992)
Right of use assets	(1,974)	(2,034)
Depreciation	(1,347)	(1,213)
Defined benefit plan	(1,064)	(862)
Cash flow hedges	(111)	(317)
Deferred tax liabilities	(7,456)	(7,418)
Net deferred tax assets	$14,039	$17,719

Income tax paid for the years ended December 31, 2025, 2024 and 2023 are set forth in the following table.

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Federal	$5,600	$500	$5,750
State and local:
Virginia	*	(500)	*
Maryland	*	10	*
West Virginia	*	(20)	*
North Carolina	*	13	*
Texas	*	(3)	*
Other	11	—	275
Total taxes paid	$5,611	$—	$6,025
*State below 5 percent of total income tax paid for the period presented.

The Corporation files income tax returns in the U.S. federal jurisdiction and several states. With few exceptions, the Corporation is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2022.

NOTE 14: Employee Benefit Plans

The Corporation’s subsidiaries maintain defined contribution plans that provide the opportunity for voluntary tax-qualified deferral to substantially all of their full-time employees who are at least 18 years of age.  These plans also provide for employer contributions as a discretionary or non-discretionary matching contribution and in some cases as a discretionary profit-sharing contribution to the account of each participant.  The total expense recognized in connection with these qualified defined contribution plans for 2025, 2024 and 2023 were $1.52 million, $1.47 million and $1.55 million, respectively.

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

The Corporation has a nonqualified deferred compensation plan for certain executives. The plan allows for elective deferrals of salary, bonus and commissions. The plan also allows for discretionary employer contributions to enhance retirement benefits by supplementing the benefits provided under tax-qualified plans. Expenses under this plan were $380,000, $378,000 and $325,000 in 2025, 2024 and 2023, respectively.  The deferred compensation liability under the nonqualified plan is not required to be funded, however, the current liability is funded and held in a rabbi trust and invested according to participant elections. These investments are included in other assets and the related liability is included in other liabilities.

In 2014, the Corporation approved an additional compensation benefit for the Corporation’s Chief Executive Officer at the time to provide post-retirement medical and dental coverage for him and his spouse for life.  There was no expense recognized for this arrangement in the years ended December 31, 2025, 2024 and 2023, with all estimated amounts having been accrued. The remaining related liability is included in other liabilities.

The following table summarizes the projected benefit obligations, plan assets, funded status and related assumptions associated with the Cash Balance Plan based upon actuarial valuations.

	December 31,
(Dollars in thousands)	2025	2024
Change in benefit obligation
Projected benefit obligation, beginning	$17,053	$16,812
Service cost	1,320	1,414
Interest cost	864	757
Actuarial loss (gain)	640	(802)
Benefits paid	(1,381)	(1,128)
Projected benefit obligation, ending	18,496	17,053
Change in plan assets
Fair value of plan assets, beginning	21,157	19,588
Actual return on plan assets	2,787	1,697
Employer contributions	1,000	1,000
Benefits paid	(1,381)	(1,128)
Fair value of plan assets, ending	23,563	21,157
Funded status	$5,067	$4,104
Amounts recognized as an other asset	$5,067	$4,104
Amounts recognized in accumulated other comprehensive loss
Net loss	$1,692	$2,443
Prior service credits	(100)	(168)
Deferred taxes	(334)	(478)
Total recognized in accumulated other comprehensive loss	$1,258	$1,797
Weighted-average assumptions for benefit obligation at valuation date
Discount rate	5.2%	5.4%
Rate of compensation increase	3.0	3.0
Interest crediting rate	5.0	5.0

The projected benefit obligation was $18.50 million and $17.05 million as of the actuarial valuation dates December 31, 2025 and 2024, respectively. The actuarial loss of $640,000 on the projected benefit obligation for 2025 and the actuarial gain of $802,000 on the projected benefit obligation for 2024 were due primarily to fluctuations in the discount rate and demographic changes in the population.

The Cash Balance Plan contains provisions that allow participants the option of receiving their pension benefits in a lump sum upon retirement or, in certain cases, prior to retirement. The Corporation’s accounting policy is to record these payments as a settlement only if, in the aggregate for a given year, they exceed the sum of the annual service cost and interest cost for the Cash Balance Plan. There were no lump sum pension settlement payments which exceeded the settlement threshold during 2025 or 2024.

The following table summarizes the components of net periodic benefit cost and related assumptions associated with the Cash Balance Plan.

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Components of net periodic benefit cost:
Service cost, included in salaries and employee benefits	$1,320	$1,414	$1,377

Other components of net periodic benefit cost:
Interest cost	864	757	728
Expected return on plan assets	(1,443)	(1,351)	(1,284)
Amortization of prior service credit	(68)	(67)	(67)
Recognized net actuarial losses	46	129	171
Other components of net periodic benefit cost, included in other noninterest expense	(601)	(532)	(452)

Net periodic benefit cost	$719	$882	$925

	January 1,
	2025	2024	2023
Weighted-average assumptions for net periodic benefit cost
Discount rate	5.4%	4.7%	4.9%
Expected return on plan assets	7.3	7.3	7.3
Rate of compensation increase	3.0	3.0	3.0
Interest crediting rate	5.0	5.0	5.0

The benefits expected to be paid by the plan in the next ten years are as follows:

(Dollars in thousands)
2026	$1,989
2027	978
2028	1,166
2029	1,722
2030	1,552
2031 – 2035	11,653

C&F Bank selects the expected long-term rate of return on assets in consultation with its investment advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust and for the trust itself. No undue weight is given to recent experience, which may not continue over the measurement period. Higher significance is placed on current forecasts of future long-term economic conditions.

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

C&F Bank’s Cash Balance Plan’s weighted average asset allocations by asset category are as follows:

	December 31,
	2025	2024
Mutual funds-fixed income	37%	37%
Mutual funds-equity	63	63
Cash and equivalents	*	*
	100%	100%

* Less than one percent.

The following table summarizes the fair value of the defined benefit plan assets as of December 31, 2025 and 2024. For more information about fair value measurements, see “Note 19: Fair Value of Assets and Liabilities.”

	December 31, 2025
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Mutual funds-fixed income [1]	$8,718	$—	$—	$8,718
Mutual funds-equity [2]	14,845	—	—	14,845
Cash and equivalents [3]	—	—	—	—
Total	$23,563	$—	$—	$23,563

	December 31, 2024
	Fair Value Measurements Using			Assets at Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Mutual funds-fixed income [1]	$7,828	$—	$—	$7,828
Mutual funds-equity [2]	13,329	—	—	13,329
Cash and equivalents [3]	—	—	—	—
Total	$21,157	$—	$—	$21,157
1	This category includes investments in mutual funds focused on fixed income securities with both short-term and long-term investments. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the funds.
2	This category includes investments in mutual funds focused on equity securities with a diversified portfolio and includes investments in large cap and small cap funds, growth funds, international focused funds and value funds. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the funds.
3	This category comprises cash and short-term cash equivalent funds. The funds are valued at cost which approximates fair value.

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 40 percent fixed income and 60 percent equities. The investment advisor selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the plan’s investment strategy. The investment advisor will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

It is the responsibility of the trustee to administer the investments of the trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the trust.

NOTE 15: Related Party Transactions

Loans outstanding to the Corporation’s management, including directors and senior officers and certain of their affiliates, totaled $92,000 and $1.22 million at December 31, 2025 and 2024, respectively.  For the year ended December 31, 2025, the Corporation made $97,000 new loan advances to directors and senior officers and received repayments totaling $1.23 million. Total deposits of directors and senior officers and their related interests were $7.28 million and $6.22 million at December 31, 2025 and 2024, respectively.  In the opinion of management, these transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates, collateral and repayment terms, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management and the Corporation’s Board of Directors, do not involve more than normal risk or present other unfavorable features.

NOTE 16: Share-Based Plans

On April 19, 2022, the Corporation’s shareholders approved the C&F Financial Corporation 2022 Stock and Incentive Compensation Plan (the 2022 Plan) for the grant of equity awards to certain key employees of the Corporation, as well as non-employee directors and consultants. The 2022 Plan authorizes the Corporation to issue equity awards in the form of stock options, restricted stock, restricted stock units and other stock-based awards. Since the 2022 Plan’s approval, equity awards have only been issued in the form of restricted stock.

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

	2025		2024		2023
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of year	119,778	$54.56	135,694	$52.13	145,677	$48.88
Granted	29,615	76.53	32,320	60.15	36,945	62.87
Vested	(41,810)	43.07	(46,801)	51.39	(43,383)	50.59
Cancelled	(7,005)	58.04	(1,435)	53.69	(3,545)	49.37
Nonvested at end of year	100,578	65.57	119,778	54.56	135,694	52.13

The fair value of shares that vested during the years ended December 31, 2025, 2024 and 2023 were $2.96 million, $2.73 million, and $2.52 million, respectively.  Compensation is accounted for using the fair value of the Corporation’s common stock on the date the restricted shares are awarded. Compensation expense is charged to income ratably over the required service periods and was $1.85 million ($1.14 million after income taxes) in 2025, $1.92 million ($1.29 million after income taxes) in 2024 and $1.99 million ($1.35 million after income taxes) in 2023. As of December 31, 2025, there was $3.66 million of total unrecognized compensation cost related to restricted stock granted under the plan, which is expected to be recognized through 2030, with a weighted-average remaining service period of 3.1 years.

NOTE 17: Regulatory Requirements and Restrictions

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Federal banking regulations also impose regulatory capital requirements on bank holding companies. Under the small bank holding company policy statement of the FRB, which applies to certain bank holding companies with consolidated total assets of less than $3 billion, the Corporation was not subject to regulatory capital requirements as of December 31, 2025.

As of December 31, 2025, the Bank was categorized as well capitalized under the FDIC’s regulatory framework for prompt corrective action. To be categorized as well capitalized under regulations applicable at December 31, 2025, the Bank was required to maintain minimum total risk-based, Tier 1 risk-based, CET1 risk-based and Tier 1 leverage ratios as set forth in the tables below. The total capital ratio, Tier 1 capital ratio and CET1 ratio are calculated as a percentage of risk-weighted assets.  The Tier 1 leverage ratio is calculated as a percentage of average tangible assets.

The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2025 and 2024 are presented in the following tables along with regulatory requirements for the Bank and requirements that apply to bank holding companies that are subject to regulatory capital requirements for bank holding companies. The Corporation’s consolidated capital is determined under regulations that apply to bank holding companies that are not small bank holding companies.  Although the minimum regulatory capital requirements are not applicable to the Corporation, the Corporation calculates these ratios for its own planning and monitoring purposes. Total risk-weighted assets at December 31, 2025 for the Corporation were $2.26 billion and for the Bank were $2.23 billion.  Total risk-weighted assets at December 31, 2024 for the Corporation were $2.13 billion and for the Bank were $2.10 billion. Management believes that, as of December 31, 2025, the Bank met all capital adequacy requirements to which it is subject.

	December 31, 2025
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$342,856	15.2%	$180,649	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	274,469	12.2	135,487	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	249,469	11.0	101,615	4.5		N/A	N/A
Tier 1 leverage ratio	274,469	10.0	110,060	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$330,859	14.8%	$178,421	8.0%		$223,026	10.0%
Tier 1 risk-based capital ratio	302,815	13.6	133,816	6.0		178,421	8.0
Common Equity Tier 1 capital ratio	302,815	13.6	100,362	4.5		144,967	6.5
Tier 1 leverage ratio	302,815	11.1	109,173	4.0		136,466	5.0

	December 31, 2024
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$299,157	14.1%	$170,256	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	252,373	11.9	127,692	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	227,373	10.7	95,769	4.5		N/A	N/A
Tier 1 leverage ratio	252,373	9.8	102,645	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$284,550	13.5%	$168,233	8.0%		$210,291	10.0%
Tier 1 risk-based capital ratio	258,078	12.3	126,175	6.0		168,233	8.0
Common Equity Tier 1 capital ratio	258,078	12.3	94,631	4.5		136,689	6.5
Tier 1 leverage ratio	258,078	10.1	101,805	4.0		127,256	5.0

The Basel III rules established a “capital conservation buffer” of additional capital of 2.5 percent above the regulatory minimum risk-based capital ratios, which is not included in the tables above.  Including the capital conservation buffer, the minimum ratios are a common equity Tier 1 risk-based capital ratio of 7.0 percent, a Tier 1 risk-based capital ratio of 8.5 percent and a total risk-based capital ratio of 10.5 percent.  The Corporation and the Bank exceeded these ratios at December 31, 2025 and 2024.

Between 2003 and 2007, the Corporation’s statutory business trusts issued $25.00 million of aggregate trust preferred securities. Based on the Corporation’s Tier 1 capital levels, the entire $25.00 million of trust preferred securities was included in the Corporation’s Tier 1 capital as of December 31, 2025 and 2024. During the second quarter of 2025, the Corporation repurchased $20.0 million of the 2030 Notes and issued $40.0 million of the Notes. The net increase of $20.00 million in subordinated notes increased total capital of the Corporation. The Corporation used a portion of the proceeds from the Notes issuance to increase its investment in the Bank, which increased CET1, Tier 1 capital and total capital of the Bank. The Corporation’s Notes, issued in 2025, qualify for inclusion in Tier 2 capital of the Corporation as of December 31, 2025. The Corporation’s 2030 Notes, issued in 2020, qualified for inclusion in Tier 2 capital of the Corporation as of December 31, 2024. In each case, the amount included in regulatory capital with respect to trust preferred securities or subordinated notes may be reduced as those instruments near maturity.

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit-worthiness on a case-by-case basis.  The amount of loan commitments at the Bank was $443.28 million at December 31, 2025 and $469.77 million at December 31, 2024, which does not include IRLCs at the mortgage banking segment, which are discussed in Note 21. Off balance sheet credit exposures, including loan commitments, are not recorded on balance sheet, but expected credit losses arising from off balance sheet credit exposures are recorded as a reserve for unfunded commitments and reported in Other Liabilities. The following table presents the Corporation’s reserve for unfunded commitments for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2025	2024
Balance at the beginning of period	$1,800	$1,650
Provision charged to operations	(200)	150
Total	$1,600	$1,800

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $22.21 million at December 31, 2025 and $18.79 million at December 31, 2024.

The mortgage banking segment sells the majority of the residential mortgage loans it originates to third-party investors.  Additionally, the community banking segment purchases residential mortgage loans from the mortgage banking segment under terms and conditions similar to third-party investors. As is customary in the industry, the agreements with these investors require the mortgage banking segment to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the investors are entitled to make loss claims and repurchase requests of the mortgage banking segment for loans that contain covered deficiencies. The mortgage banking segment has obtained early payment default recourse waivers for a portion of its business. Recourse periods for early payment default for the remaining investors vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. The mortgage banking segment maintains an allowance for indemnifications that represents management’s estimate of losses that are probable of arising under these recourse provisions. As performance data for loans that have been sold is not made available to the mortgage banking segment by the investors, the estimate of potential losses is inherently subjective and is based on historical indemnification payments and management’s assessment of current conditions that may contribute to indemnified losses on mortgage loans that have been sold in the secondary market. During the year ended December 31, 2025, the Corporation recorded a net reversal of provision for indemnifications of $190,000, compared to a net reversal of provision for indemnifications of $460,000 for the year ended December 31, 2024, which is included in “Noninterest Expenses – Other” on the Consolidated Statements of Income. The following table presents the changes in the allowance for indemnification losses for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Allowance, beginning of period	$1,349	$1,809	$2,394
Net reversal of provision for indemnification losses	(190)	(460)	(585)
Payments	—	—	—
Total	$1,159	$1,349	$1,809

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At December 31, 2025 and 2024, the Corporation’s entire securities portfolio was comprised of investments in debt securities classified as available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are ICE Data Services (ICE), London Stock Exchange Group (LSEG) and Bloomberg Valuation Service (BVAL).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. ICE provides evaluated prices for the Corporation's obligations of states and political subdivisions category of securities.  ICE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  LSEG and BVAL provide evaluated prices for the Corporation’s U.S. treasury, government agencies and corporations, mortgage-backed and corporate categories of securities.  U.S. treasury securities and fixed-rate callable securities of U.S. government agencies and corporations are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate category is benchmarked to relative to-be-announced mortgage-backed securities (TBA securities) or other benchmark prices. TBA securities prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables. Fixed-rate securities issued by the Small Business Association in the mortgage backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.

Other investments. The Corporation holds equity investments in funds that provide debt and equity financing to small businesses.  These investments are recorded at fair value and included in other assets in the Consolidated Balance Sheets.  Changes in fair value are recognized in “Investment income from other equity interests” on the Consolidated Statements of Income. The funds are managed by investment companies, and the net asset value of each fund is reported regularly by the investment companies. At both December 31, 2025 and 2024, the combined fair value of these investments was $1.66 million. These investments, measured at net asset value, are not presented in the tables below related to fair value measurements. Changes in fair value of these investments resulted in the recognition of unrealized gains of $119,000 and $273,000 for the year ended December 31, 2025 and 2024, respectively.

The Corporation also holds certain equity investments consisting of equity interests in an independent insurance agency and a full service title and settlement agency (collectively, the agencies). These investments are subject to contractual sale restrictions that only permit the sale of the investments back to the agencies themselves.  At December 31, 2025 and 2024, the fair value of these investments was $4.43 million and $4.17 million, respectively. These investments are recorded at fair value based on the contractual redemption value of Corporation’s proportionate share of the agencies equity and included in other assets in the Consolidated Balance Sheets.  Changes in fair value are recognized in “Investment income from other equity interests” on the Consolidated Statements of Income and resulted in the recognition of unrealized gains of $622,000 and $687,000 for the years ended December 31, 2025 and 2024, respectively.  The Corporation’s investments in these agencies are classified as Level 2.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis. The fair value of forward sales of mortgage loans were not material to the consolidated financial statements of the Corporation at December 31, 2025 or 2024.

	December 31, 2025
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$4,887	$—	$4,887
U.S. government agencies and corporations	—	55,710	—	55,710
Mortgage-backed securities	—	205,832	—	205,832
Obligations of states and political subdivisions	—	157,091	—	157,091
Corporate and other debt securities	—	34,591	—	34,591
Total securities available for sale	—	458,111	—	458,111
Loans held for sale	—	40,911	—	40,911
Other investments	—	4,428	—	4,428
Rabbi trust assets	17,510	—	—	17,510
Derivatives
IRLC	—	574	—	574
Interest rate swaps on loans	—	2,503	—	2,503
Cash flow hedges	—	598	—	598
Total assets	$17,510	$507,125	$—	$524,635

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$2,503	$—	$2,503
Cash flow hedges	—	208	—	208
Total liabilities	$—	$2,711	$—	$2,711

	December 31, 2024
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$10,700	$—	$10,700
U.S. government agencies and corporations	—	60,659	—	60,659
Mortgage-backed securities	—	182,436	—	182,436
Obligations of states and political subdivisions	—	143,610	—	143,610
Corporate and other debt securities	—	21,220	—	21,220
Total securities available for sale	—	418,625	—	418,625
Loans held for sale	—	20,112	—	20,112
Other investments	—	4,167	—	4,167
Rabbi trust assets	15,574	—	—	15,574
Derivatives
IRLC	—	585	—	585
Interest rate swaps on loans	—	4,636	—	4,636
Cash flow hedges	—	1,169	—	1,169
Total assets	$15,574	$449,294	$—	$464,868

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$4,636	$—	$4,636
Total liabilities	$—	$4,636	$—	$4,636

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

OREO. At December 31, 2025 and 2024, OREO was comprised of a property previously used by the Bank as a branch, which was consolidated into a nearby branch in 2024. OREO is held for sale and initially recorded at fair value less estimated costs to sell. Initial fair value is based upon appraisals the Corporation obtains from independent licensed appraisers or recent sales of similar properties and general market conditions. Subsequently, management periodically performs valuations of the assets based on updated appraisals, general market conditions, recent sales of similar properties, length of time the properties have been held, and our ability and intent with regard to continued ownership of the properties. The Corporation may incur additional write-downs of OREO to fair value less estimated costs to sell if valuations indicate a further deterioration in market conditions. As such, the Corporation records OREO as a nonrecurring fair value measurement classified as Level 3.

The following table presents the balances of assets measured at fair value on a nonrecurring basis at December 31, 2025 and 2024.

	December 31, 2025
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

	Carrying	Fair Value Measurements at December 31, 2025 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$79,916	$79,132	$784	$—	$79,916
Securities available for sale	458,111	—	458,111	—	458,111
Loans, net	2,014,899	—	—	2,008,199	2,008,199
Loans held for sale	40,911	—	40,911	—	40,911
Other investments	4,428	—	4,428	—	4,428
Rabbi trust assets	17,510	17,510	—	—	17,510
Derivatives
IRLC	574	—	574	—	574
Interest rate swaps on loans	2,503	—	2,503	—	2,503
Cash flow hedges	598	—	598	—	598
Bank-owned life insurance	21,808	—	21,808	—	21,808
Accrued interest receivable	11,726	11,726	—	—	11,726
Financial liabilities:
Demand and savings deposits	1,449,356	1,449,356	—	—	1,449,356
Time deposits	896,367	—	895,898	—	895,898
Borrowings	105,493	—	102,881	—	102,881
Derivatives
Interest rate swaps on loans	2,503	—	2,503	—	2,503
Cash flow hedges	208	—	208	—	208
Accrued interest payable	3,745	3,745	—	—	3,745

	Carrying	Fair Value Measurements at December 31, 2024 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$66,853	$65,586	$1,265	$—	$66,851
Securities available for sale	418,625	—	418,625	—	418,625
Loans, net	1,880,311	—	—	1,838,887	1,838,887
Loans held for sale	20,112	—	20,112	—	20,112
Other investments	4,167	—	4,167	—	4,167
Rabbi trust assets	15,574	15,574	—	—	15,574
Derivatives
IRLC	585	—	585	—	585
Interest rate swaps on loans	4,636	—	4,636	—	4,636
Cash flow hedges	1,169	—	1,169	—	1,169
Bank-owned life insurance	21,191	—	21,191	—	21,191
Accrued interest receivable	10,592	10,592	—	—	10,592
Financial liabilities:
Demand and savings deposits	1,352,531	1,352,531	—	—	1,352,531
Time deposits	818,329	—	819,276	—	819,276
Borrowings	114,440	—	105,533	—	105,533
Derivatives
Interest rate swaps on loans	4,636	—	4,636	—	4,636
Accrued interest payable	4,403	4,403	—	—	4,403

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

	Year Ended December 31, 2025
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$99,355	$2,336	$49,178	$—	$630	$151,499
Interest expense	41,716	—	—	3,573	—	45,289
Net interest income before allocation	57,639	2,336	49,178	(3,573)	630	106,210
Net interest allocation[1]	24,058	(1,027)	(23,031)	—	—	—
Net interest income	81,697	1,309	26,147	(3,573)	630	106,210
Gain on sales of loans	—	8,568	—	—	(589)	7,979
Other noninterest income	17,517	5,950	764	2,636	(215)	26,652
Net revenue	99,214	15,827	26,911	(937)	(174)	140,841

Provision for credit losses	(50)	—	11,600	—	—	11,550

Salaries and employee benefits	37,640	7,903	7,753	3,480	—	56,776
Occupancy expense	7,266	958	578	—	—	8,802
Data processing	9,432	1,233	1,257	40	—	11,962
Professional fees	2,681	172	570	276	—	3,699
Insurance expense	1,476	101	144	—	—	1,721
Marketing and advertising expenses	1,784	546	33	—	—	2,363
Loan processing and collection expenses	174	1,214	1,749	—	—	3,137
Provision for indemnifications	—	(190)	—	—	—	(190)
Other segment items[2]	5,292	803	1,576	339	(60)	7,950
Total noninterest expense	65,745	12,740	13,660	4,135	(60)	96,220

Income (loss) before taxes	33,519	3,087	1,651	(5,072)	(114)	33,071
Income tax expense (benefit)	6,288	780	422	(1,386)	(24)	6,080
Net income (loss)	$27,231	$2,307	$1,229	$(3,686)	$(90)	$26,991

Other data:
Capital expenditures	2,177	152	—	—	—	2,329
Depreciation and amortization	3,456	150	317	—	—	3,923
1	Interest expense is allocated to the mortgage banking and consumer finance segments through borrowings from the community banking segment.
2	Other segment items for each reportable segment include:
a.	Community banking – licenses and other taxes expense, travel and education expense, telecommunications expense, other real estate owned losses and expense, net periodic pension cost, office supplies, and certain overhead expenses.
b.	Mortgage banking – licenses and other taxes expense, travel and education expense, telecommunications expense, office supplies, and certain overhead expenses.
c.	Consumer finance – licenses and taxes other expense, travel and education expense, telecommunications expense, payment processing expense, office supplies, and certain overhead expenses.

	Year Ended December 31, 2024
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$87,600	$1,897	$49,684	$—	$413	$139,594
Interest expense	40,498	—	—	2,321	—	42,819
Net interest income before allocation	47,102	1,897	49,684	(2,321)	413	96,775
Net interest allocation[1]	24,456	(796)	(23,660)	—	—	—
Net interest income	71,558	1,101	26,024	(2,321)	413	96,775
Gain on sales of loans	—	6,421	—	—	(357)	6,064
Other noninterest income	17,723	4,602	1,024	1,363	(238)	24,474
Net revenue	89,281	12,124	27,048	(958)	(182)	127,313

Provision for credit losses	1,650	—	11,600	—	—	13,250

Salaries and employee benefits	36,252	7,069	8,026	2,231	—	53,578
Occupancy expense	6,887	890	620	—	—	8,397
Data processing	8,927	1,012	1,328	47	—	11,314
Professional fees	2,834	103	312	362	—	3,611
Insurance expense	1,575	111	146	—	—	1,832
Marketing and advertising expenses	748	426	39	—	—	1,213
Loan processing and collection expenses	256	917	1,488	—	—	2,661
Provision for indemnifications	—	(460)	—	—	—	(460)
Other segment items[2]	5,395	528	1,577	350	(66)	7,784
Total noninterest expense	62,874	10,596	13,536	2,990	(66)	89,930

Income (loss) before taxes	24,757	1,528	1,912	(3,948)	(116)	24,133
Income tax expense (benefit)	4,473	420	498	(1,152)	(24)	4,215
Net income (loss)	$20,284	$1,108	$1,414	$(2,796)	$(92)	$19,918

Other data:
Capital expenditures	3,101	210	175	—	—	3,486
Depreciation and amortization	3,433	86	338	—	—	3,857
1	Interest expense is allocated to the mortgage banking and consumer finance segments through borrowings from the community banking segment.
2	Other segment items for each reportable segment include:
a.	Community banking – licenses and other taxes expense, travel and education expense, telecommunications expense, other real estate owned losses expense, net periodic pension cost, office supplies, and certain overhead expenses.
b.	Mortgage banking – licenses and other taxes expense, travel and education expense, telecommunications expense, office supplies, and certain overhead expenses.
c.	Consumer finance – licenses and other taxes expense, travel and education expense, telecommunications expense, payment processing expense, office supplies, and certain overhead expenses.

	Year Ended December 31, 2023
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$74,949	$1,695	$47,264	$—	$229	$124,137
Interest expense	24,184	—	—	2,246	—	26,430
Net interest income before allocation	50,765	1,695	47,264	(2,246)	229	97,707
Net interest allocation[1]	23,438	(612)	(22,826)	—	—	—
Net interest income	74,203	1,083	24,438	(2,246)	229	97,707
Gain on sales of loans	—	5,845	—	—	(65)	5,780
Other noninterest income	16,465	4,353	962	2,257	(202)	23,835
Net revenue	90,668	11,281	25,400	11	(38)	127,322

Provision for credit losses	1,625	—	6,650	—	—	8,275

Salaries and employee benefits	36,004	6,996	8,732	3,144	—	54,876
Occupancy expense	6,354	1,005	634	—	—	7,993
Data processing	8,564	1,008	1,280	22	—	10,874
Professional fees	2,149	101	310	192	—	2,752
Insurance expense	1,396	128	135	—	—	1,659
Marketing and advertising expenses	1,075	428	45	—	—	1,548
Loan processing and collection expenses	248	1,047	2,022	—	—	3,317
Provision for indemnifications	—	(585)	—	—	—	(585)
Other segment items[2]	5,023	560	1,658	267	(59)	7,449
Total noninterest expense	60,813	10,688	14,816	3,625	(59)	89,883

Income (loss) before taxes	28,230	593	3,934	(3,614)	21	29,164
Income tax expense (benefit)	5,302	128	1,055	(1,066)	(1)	5,418
Net income (loss)	$22,928	$465	$2,879	$(2,548)	$22	$23,746

Other data:
Capital expenditures	$1,301	$12	$146	$—	$—	$1,459
Depreciation and amortization	3,402	79	398	—	—	3,879
1	Interest expense is allocated to the mortgage banking and consumer finance segments through borrowings from the community banking segment.
2	Other segment items for each reportable segment include:
a.	Community banking – licenses and other taxes expense, travel and education expense, telecommunications expense, other real estate owned losses and expense, net periodic pension cost, office supplies, and certain overhead expenses.
b.	Mortgage banking – licenses and other taxes expense, travel and education expense, telecommunications expense, office supplies, and certain overhead expenses.
c.	Consumer finance – licenses and taxes other expense, travel and education expense, telecommunications expense, payment processing expense, office supplies, and certain overhead expenses.

	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
At December 31, 2025:
Total assets	$2,651,694	$51,275	$469,942	$31,218	$(435,635)	$2,768,494
Total loans held for investment, net	1,569,530	—	442,016	—	3,353	2,014,899
Total loans held for sale	—	44,286	—	—	(3,375)	40,911
Total deposits	2,359,650	—	—	—	(13,927)	2,345,723

At December 31, 2024:
Total assets	$2,449,641	$29,837	$472,672	$31,823	$(420,599)	$2,563,374
Total loans held for investment, net	1,434,446	—	444,085	—	1,780	1,880,311
Total loans held for sale	—	21,906	—	—	(1,794)	20,112
Total deposits	2,186,139	—	—	—	(15,279)	2,170,860

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

Cash flow hedges.  The Corporation designates interest rate swaps as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Corporation’s trust preferred capital notes. These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Corporation’s borrowings for fixed-rate interest payments. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Corporation assesses the effectiveness of each hedging relationship quarterly.  If the Corporation determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of December 31, 2025, the Corporation has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2026 and June 2029.

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

At December 31, 2025, the mortgage banking segment had $44.64 million of IRLCs and $40.91 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $85.55 million in mortgage loans.

At December 31, 2024, the mortgage banking segment had $39.29 million of IRLCs and $20.11 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $59.40 million in mortgage loans.

The following tables summarize key elements of the Corporation’s derivative instruments.

	December 31, 2025
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$598	$208
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	83,462	224	2,279
Matched interest rate swaps with counterparty	83,462	2,279	224
Mortgage banking contracts:
IRLCs	44,642	574	—

	December 31, 2024
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$1,169	$—
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	77,820	—	4,636
Matched interest rate swaps with counterparty	77,820	4,636	—
Mortgage banking contracts:
IRLCs	39,291	585	—

The Corporation and the Bank are required to maintain cash collateral with dealer counterparties for interest rate swap relationships in a loss position.  At both December 31, 2025 and 2024, there was no cash collateral maintained with dealer counterparties.

1

NOTE 22: Holding Company Condensed Financial Information

The following tables present the condensed balance sheets as of December 31, 2025 and 2024 and the condensed statements of comprehensive income and cash flows for the years ended December 31, 2025, 2024 and 2023 for the Corporation on a standalone basis:

	December 31,
(Dollars in thousands)	2025	2024
Condensed Balance Sheets
Assets
Cash	$8,027	$10,513
Other assets	23,304	21,901
Investment in C&F Bank	314,344	255,803
Total assets	$345,675	$288,217
Liabilities and equity
Trust preferred capital notes	$25,493	$25,457
Long-term borrowings	40,000	19,989
Other liabilities	18,429	16,411
Equity	261,753	226,360
Total liabilities and equity	$345,675	$288,217

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Condensed Statements of Income and Comprehensive Income
Interest expense on borrowings	$(3,573)	$(2,321)	$(2,246)
Dividends received from C&F Bank	11,000	12,500	10,600
Equity in undistributed net income of C&F Bank	19,521	10,130	15,552
Other income	2,636	1,363	2,257
Other expenses	(2,749)	(1,838)	(2,559)
Net income	26,835	19,834	23,604
Other comprehensive income, net of tax	13,438	2,083	10,271
Comprehensive income	$40,273	$21,917	$33,875

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Condensed Statements of Cash Flows
Operating activities:
Net cash provided by operating activities	$9,241	$11,404	$8,926
Investing activities:
Capital investment in C&F Bank	(25,000)	—	—
Net cash used in investing activities	(25,000)	—	—
Financing activities:
Proceeds from borrowings	40,000	—	—
Repayment of borrowings	(20,000)	—	(4,000)
Common stock repurchases	(943)	(8,761)	(7,758)
Cash dividends	(5,953)	(5,780)	(5,986)
Other financing activities, net	169	183	191
Net cash provided by (used in) financing activities	13,273	(14,358)	(17,553)
Net decrease in cash and cash equivalents	(2,486)	(2,954)	(8,627)
Cash at beginning of year	10,513	13,467	22,094
Cash at end of year	$8,027	$10,513	$13,467

NOTE 23: Other Noninterest Expenses

The following table presents the significant components in the Consolidated Statements of Income line “Noninterest Expenses-Other.”

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Telecommunication expenses	$1,298	$1,529	$1,330
Travel and educational expenses	1,291	994	1,272
Licenses and taxes expense	1,191	1,004	918
Postage and courier expenses	1,091	1,049	994
Other components of net periodic pension cost	(601)	(532)	(452)
Provision for indemnifications	(190)	(460)	(585)
All other noninterest expenses	3,680	3,740	3,387
Total	$7,760	$7,324	$6,864

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

C&F Financial Corporation

Toano, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of C&F Financial Corporation and its subsidiaries (the Corporation) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 3, 2026 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

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

Allowance for Credit Losses – Loans Collectively Evaluated for Credit Losses

As further described in Notes 1 and 5 to the consolidated financial statements, the allowance for credit losses on loans (ACLL) is a valuation allowance that represents management’s best estimate of expected credit losses on loans measured at amortized cost considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms. Loans which share common risk characteristics are pooled and collectively evaluated by the Corporation using historical data, as well as assessments of current conditions and reasonable and supportable forecasts of future conditions. The Corporation’s ACLL related to collectively evaluated loans represented all of the total recorded ACLL of $39.7 million as of December 31, 2025. The collectively evaluated ACLL consists of quantitative and qualitative components.

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

The primary audit procedures we performed to address this critical audit matter included:

●	Obtaining an understanding and testing the design and operating effectiveness of the Corporation’s ACLL internal controls, including management review controls, related to the collectively evaluated ACLL, including the process for selection, implementation and ongoing maintenance of:
o	The discounted cash flow method as the expected loss model, including identification of loan pools, model validation, monitoring, and the completeness and accuracy of key data inputs and assumptions.
o	Qualitative factors, including development and review of the data inputs used as the basis for the allocations and management's review and approval of the reasonableness of the assumptions used to develop the qualitative adjustments.
o	Governance and management review processes.
● Substantively testing management’s process for measuring the collectively evaluated ACLL, including:
o	Evaluating conceptual soundness, assumptions, and key data inputs of the Corporation’s discounted cash flow methodology, including the identification of loan pools, the probability of default and loss given default rate inputs, and the prepayment/curtailment rate inputs for each pool.

o	Evaluating the methodology and testing the accuracy of incorporating reasonable and supportable forecasts in the collectively evaluated ACLL estimate.
o	Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.
o	Evaluating the qualitative factors for directional consistency in comparison to prior periods and for reasonableness in comparison to underlying supporting data.
o	Testing the mathematical accuracy of the ACLL for collectively evaluated loans including both the discounted cash flow and qualitative factor components of the calculations.
o	Performed an analysis of the overall allowance for credit loss ratio compared to relevant peer group.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Corporation’s auditor since 1997.

Richmond, Virginia

March 3, 2026

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2025 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiaries to disclose material information required to be set forth in the Corporation’s periodic reports.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2025, the Corporation’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2025 has been audited by Yount, Hyde & Barbour, P.C., (U.S. PCAOB Auditor Firm I.D.: 613), the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements included in this Annual Report on Form 10-K.  Yount, Hyde & Barbour, P.C.’s attestation report on the Corporation’s internal control over financial reporting appears on the following page.

Changes in Internal Controls. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s fourth quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

C&F Financial Corporation

Toano, Virginia

Opinion on the Internal Control Over Financial Reporting

We have audited C&F Financial Corporation’s (the Corporation) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes of the Corporation, and our report dated March 3, 2026 expressed an unqualified opinion.

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

/s/ Yount, Hyde & Barbour, P.C.

Richmond, Virginia

March 3, 2026

ITEM 9B.OTHER INFORMATION

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the directors of the Corporation is contained in the Corporation’s proxy statement for the Corporation’s 2026 annual meeting of shareholders (the 2026 Proxy Statement) under the caption, “Proposal One: Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers, if applicable, is contained in the 2026 Proxy Statement under the caption, “Delinquent Section 16(a) Reports,” and is incorporated herein by reference. The information concerning executive officers of the Corporation is included after Item 4 of this Form 10-K under the caption, “Information about Our Executive Officers.” The information regarding the Corporation’s Audit Committee is contained in the 2026 Proxy Statement under the caption “Audit Committee Report” and is incorporated herein by reference.

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

ITEM 11.EXECUTIVE COMPENSATION

The information contained in the 2026 Proxy Statement under the captions, “Compensation Policies and Practices as They Relate to Risk Management,” “Executive Compensation” and “Compensation Committee Report,” and the compensation tables that follow the Compensation Committee Report (except for the compensation tables included under the caption “Pay Versus Performance”) in the 2026 Proxy Statement are incorporated herein by reference. The information regarding director compensation contained in the 2026 Proxy Statement under the caption, “Director Compensation,” is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the 2026 Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

The information contained in the 2026 Proxy Statement under the caption, “Equity Compensation Plan Information,” is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the 2026 Proxy Statement under the caption, “Interest of Management in Certain Transactions,” is incorporated herein by reference. The information contained in the 2026 Proxy Statement under the caption, “Director Independence,” is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the 2026 Proxy Statement under the captions, “Principal Accountant Fees” and “Audit Committee Pre-Approval Policy,” is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits:

3.1	Amended and Restated Articles of Incorporation of C&F Financial Corporation, effective March 7, 1994 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed November 8, 2017)

3.1.1	Amendment to Articles of Incorporation of C&F Financial Corporation, effective January 8, 2009 (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted December 15, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 17, 2020)

4.1	Description of Securities Registered under Section 12(b) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to Form 10-K filed March 3, 2020)

4.2	Form of Subordinated Note (incorporated by reference to Exhibit 4.1 on Form 8-K filed June 6, 2025)

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

*10.38

Nonqualified Supplemental Deferred Compensation Plan, Plan Document, for C&F Financial Corporation Non-Qualified Deferred Compensation Plan for Directors and Executives (incorporated by reference to Exhibit 10.1 on Form 10-Q filed November 8, 2022)

*10.38.1

Nonqualified Supplemental Deferred Compensation Plan Adoption Agreement, effective January 1, 2023, for C&F Financial Corporation Non-Qualified Deferred Compensation Plan for Directors and Executives (incorporated by reference to Exhibit 10.2 on Form 10-Q filed November 8, 2022)

*10.39

Employment Agreement (Amended and Restated) dated February 15, 2022 by and between C&F Mortgage Corporation and Mark Fox (incorporated by reference to Exhibit 10.39 on Form 10-K filed February 27, 2025)

*10.40

Second Amended and Restated Change in Control Agreement dated February 15, 2022 by and between C&F Financial Corporation, C&F Mortgage Corporation and Mark Fox (incorporated by reference to Exhibit 10.40 on Form 10-K filed February 27, 2025)

*10.41	Transition Agreement, effective December 31, 2024, by and between C&F Mortgage Corporation and Bryan E. McKernon (incorporated by reference to Exhibit 10.41 on Form 10-K filed February 27, 2025)

10.42	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 on Form 8-K filed June 6, 2025)

19	Insider Trading Policies and Procedures

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 on Form 10-K filed March 3, 2021)

23	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

97	Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 97 to Form 10-K filed February 27, 2024)

101 INS	Inline XBRL Instance Document: The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101

*Indicates management contract

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	March 3, 2026	By:	/S/ THOMAS F. CHERRY
Thomas F. Cherry
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ THOMAS F. CHERRY	Date:	March 3, 2026
Thomas F. Cherry, President,
Chief Executive Officer and Director
(Principal Executive Officer)

/S/ JASON E. LONG	Date:	March 3, 2026
Jason E. Long,
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

/S/ DR. JULIE R. AGNEW	Date:	March 3, 2026
Dr. Julie R. Agnew, Director

/S/ J.P. CAUSEY JR.	Date:	March 3, 2026
J. P. Causey Jr., Director

/S/ LARRY G. DILLON	Date:	March 3, 2026
Larry G. Dillon, Executive Chairman

/S/ DR. DAVID H. DOWNS	Date:	March 3, 2026
Dr. David H. Downs, Director

/S/ AUDREY D. HOLMES	Date:	March 3, 2026
Audrey D. Holmes, Director

/S/ ELIZABETH R. KELLEY	Date:	March 3, 2026
Elizabeth R. Kelley, Director

/S/ JAMES T. NAPIER	Date:	March 3, 2026
James T. Napier, Director

/S/ C. ELIS OLSSON	Date:	March 3, 2026
C. Elis Olsson, Director

/S/ D. ANTHONY PEAY	Date:	March 3, 2026
D. Anthony Peay, Director

/S/ PAUL C. ROBINSON	Date:	March 3, 2026
Paul C. Robinson, Director

/S/ GEORGE R. SISSON III	Date:	March 3, 2026
George R. Sisson III, Director

/S/ JEFFERY O. SMITH	Date:	March 3, 2026
Dr. Jeffery O. Smith, Director