Form 10-Q
period 2026-03-31
C & F FINANCIAL CORP
filed 2026-05-11
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

or

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

At May 7, 2026, the latest practicable date for determination, 3,254,362 shares of common stock, $1.00 par value, of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2026	2025
Assets
Cash and due from banks	$15,286	$13,622
Interest-bearing deposits in other banks	62,141	65,510
Total cash and cash equivalents	77,427	79,132
Securities—available for sale at fair value, amortized cost of $485,390 and $471,036, respectively	470,619	458,111
Loans held for sale, at fair value	56,120	40,911
Loans, net of allowance for credit losses of $39,665 and $39,677, respectively	2,035,387	2,014,899
Restricted stock, at cost	3,346	3,680
Corporate premises and equipment, net	38,727	39,200
Other real estate owned, net of valuation allowance of $0 and $215, respectively	—	1,316
Accrued interest receivable	11,752	11,726
Goodwill	25,191	25,191
Other intangible assets, net	884	909
Bank-owned life insurance	21,911	21,808
Net deferred tax asset	14,411	14,039
Other assets	57,973	57,572
Total assets	$2,813,748	$2,768,494

Liabilities
Deposits
Noninterest-bearing demand deposits	$568,420	$543,673
Savings, money market and interest-bearing demand deposits	907,732	905,683
Time deposits	923,304	896,367
Total deposits	2,399,456	2,345,723
Short-term borrowings	20,000	20,000
Long-term borrowings	57,750	67,842
Trust preferred capital notes	25,501	25,493
Accrued interest payable	4,642	3,745
Other liabilities	40,287	43,343
Total liabilities	2,547,636	2,506,146

Commitments and contingent liabilities (Note 11)

Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,248,129 and 3,245,972 shares issued and outstanding, respectively, includes 100,480 and 100,578 of unvested shares, respectively)	3,148	3,145
Additional paid-in capital	1,016	1,078
Retained earnings	273,883	268,696
Accumulated other comprehensive loss, net	(12,577)	(11,166)
Equity attributable to C&F Financial Corporation	265,470	261,753
Noncontrolling interest	642	595
Total equity	266,112	262,348
Total liabilities and equity	$2,813,748	$2,768,494

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Interest income
Interest and fees on loans	$34,715	$32,382
Interest on interest-bearing deposits in other banks	651	502
Interest and dividends on securities
U.S. treasury, government agencies and corporations	259	289
Mortgage-backed securities	1,660	1,394
Tax-exempt obligations of states and political subdivisions	1,094	911
Taxable obligations of states and political subdivisions	194	195
Corporate and other	573	315
Total interest income	39,146	35,988
Interest expense
Savings and interest-bearing deposits	2,263	1,805
Time deposits	7,586	7,964
Borrowings	1,236	859
Trust preferred capital notes	352	350
Total interest expense	11,437	10,978
Net interest income	27,709	25,010
Provision for credit losses	3,600	3,000
Net interest income after provision for credit losses	24,109	22,010
Noninterest income
Gains on sales of loans	2,545	1,847
Interchange income	1,577	1,475
Service charges on deposit accounts	1,020	990
Investment income from other equity interests	372	207
Mortgage banking fee income	850	570
Wealth management services income, net	808	732
Mortgage lender services income	820	536
Other service charges and fees	504	498
Other income, net	54	718
Total noninterest income	8,550	7,573
Noninterest expenses
Salaries and employee benefits	14,357	13,483
Occupancy	2,215	2,193
Data processing	3,175	2,866
Professional fees	917	921
Insurance expense	430	491
Marketing and advertising expenses	547	529
Loan processing and collection expenses	873	683
Other	1,801	1,893
Total noninterest expenses	24,315	23,059
Income before income taxes	8,344	6,524
Income tax expense	1,550	1,129
Net income	6,794	5,395
Less net income attributable to noncontrolling interest	47	27
Net income attributable to C&F Financial Corporation	$6,747	$5,368
Net income per share - basic and diluted	$2.08	$1.66

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$6,794	$5,395
Other comprehensive (loss) income, net of tax:
Securities available for sale	(1,458)	4,610
Defined benefit plan	(13)	(9)
Cash flow hedges	60	(288)
Other comprehensive (loss) income, net of tax	(1,411)	4,313
Comprehensive income	5,383	9,708
Less comprehensive income attributable to noncontrolling interest	47	27
Comprehensive income attributable to C&F Financial Corporation	$5,336	$9,681

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

(Dollars in thousands, except per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2025	$3,145	$1,078	$268,696	$(11,166)	$595	$262,348
Comprehensive income:
Net income	—	—	6,747	—	47	6,794
Other comprehensive loss	—	—	—	(1,411)	—	(1,411)
Share-based compensation	—	514	—	—	—	514
Restricted stock vested	10	(10)	—	—	—	—
Common stock issued	1	40	—	—	—	41
Common stock purchased	(8)	(606)	—	—	—	(614)
Cash dividends declared ($0.48 per share)	—	—	(1,560)	—	—	(1,560)
Balance March 31, 2026	$3,148	$1,016	$273,883	$(12,577)	$642	$266,112

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2024	$3,114	$36	$247,814	$(24,604)	$610	$226,970
Comprehensive income:
Net income	—	—	5,368	—	27	5,395
Other comprehensive income	—	—	—	4,313	—	4,313
Share-based compensation	—	461	—	—	—	461
Restricted stock vested	13	(13)	—	—	—	—
Common stock issued	1	45	—	—	—	46
Common stock purchased	(5)	(421)	—	—	—	(426)
Cash dividends declared ($0.46 per share)	—	—	(1,488)	—	—	(1,488)
Balance March 31, 2025	$3,123	$108	$251,694	$(20,291)	$637	$235,271

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net income	$6,794	$5,395
Adjustments to reconcile net income to net cash (used by) provided by operating activities:
Provision for credit losses	3,600	3,000
Accretion of certain acquisition-related discounts, net	(54)	(108)
Share-based compensation	514	461
Depreciation and amortization	940	988
(Accretion of discounts) and amortization of premiums on securities, net	(162)	20
Deferred income taxes	(4)	—
Reversal of provision for indemnifications	(35)	(25)
Income from bank-owned life insurance	(81)	(106)
Pension expense	154	183
Proceeds from sales of loans held for sale	164,123	108,010
Origination of loans held for sale	(180,601)	(112,972)
Gains on sales of loans held for sale	(2,545)	(1,847)
Other gains, net	(42)	141
Change in other assets and liabilities:
Accrued interest receivable	(26)	(6)
Other assets	626	1,727
Accrued interest payable	897	(472)
Other liabilities	(1,670)	(1,178)
Net cash (used by) provided by operating activities	(7,572)	3,211
Investing activities:
Proceeds from sales, maturities and calls of securities available for sale and payments on mortgage-backed securities	14,590	17,176
Purchases of securities available for sale	(28,782)	(24,248)
Purchases of time deposits, net	(991)	(5)
Repayments on loans held for investment by non-bank affiliates	44,182	40,593
Purchases of loans held for investment by non-bank affiliates	(43,953)	(39,209)
Net increase in community banking loans held for investment	(21,941)	(27,487)
Purchases of corporate premises and equipment	(322)	(267)
Other investing activities, net	1,634	(92)
Net cash used in investing activities	(35,583)	(33,539)
Financing activities:
Net increase in demand, savings and money market deposits	26,796	36,556
Net increase in time deposits	26,937	9,238
Net decrease in repurchase agreements and borrowings	(10,000)	(3,085)
Repurchases of common stock	(614)	(426)
Cash dividends paid	(1,560)	(1,488)
Other financing activities, net	(109)	(95)
Net cash provided by financing activities	41,450	40,700
Net (decrease) increase in cash and cash equivalents	(1,705)	10,372
Cash and cash equivalents at beginning of period	79,132	65,586
Cash and cash equivalents at end of period	$77,427	$75,958
Supplemental cash flow disclosures:
Interest paid	$10,531	$11,441
Income taxes paid	—	13
Supplemental disclosure of noncash investing and financing activities:
Liabilities assumed to acquire right of use assets at lease commencement	134	190
Transfers from loans held for sale to loans held for investment	2,104	—

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission (the SEC). They do not include all of the information and notes required by GAAP for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the C&F Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Annual Report).  The accounting and reporting policies of the Corporation conform to GAAP and to predominant practices within the banking industry and are primarily disclosed in the 2025 Annual Report.

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

C&F Bank has five wholly-owned subsidiaries: C&F Mortgage Corporation (C&F Mortgage), C&F Finance Company (C&F Finance), C&F Wealth Management Corporation (C&F Wealth Management), C&F Insurance Services LLC (C&F Insurance), and CVB Title Services, Inc. (CVB Title), all incorporated or organized under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, originates and sells residential mortgages, provides mortgage loan origination services to third-party lenders and, through its subsidiary Certified Appraisals LLC, provides ancillary mortgage loan production services for residential appraisals. C&F Mortgage owns a 51 percent interest in C&F Select LLC, which was organized in January 2019 and is also engaged in the business of originating and selling residential mortgages. C&F Finance, acquired in September 2002, is a finance company purchasing automobile loans through indirect lending programs. C&F Wealth Management, organized in April 1995, is a full-service brokerage firm offering a comprehensive range of wealth management services through third-party service providers. C&F Insurance and CVB Title were organized for the primary purpose of owning equity interests in an independent insurance agency and a full service title and settlement agency, respectively. Business segment data is presented in Note 10.

Basis of Presentation: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

Reclassification: Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.  None of these reclassifications are considered material.

Recent Significant Accounting Pronouncements: In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures.” The amendments in ASU 2024-03 require disaggregated disclosure of income statement expenses for public business entities. Such disclosures must be made on an annual and interim basis in a tabular format in the footnotes to the financial statements. The amendments require companies to disclose disaggregated information about specific natural expense categories that are considered relevant and applicable, including (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) oil and gas activities. The amendments also provide clarification regarding identifying relevant expenses captions and requires disclosure of selling expenses on an annual and interim basis. Entities are required to apply the guidance in ASU 2024-03 consistently for all periods presented and is effective for all public business entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027.  Early adoption is permitted. The amendments are to be applied on a prospective basis; however, retrospective application is permitted. The Corporation does not expect the adoption of ASU 2024-03 to have a material effect on its consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not currently expected to have a material effect on the Corporation’s financial position, results of operations or cash flows.

NOTE 2: Securities

The Corporation’s debt securities, all of which are classified as available for sale, are summarized in the following tables. The Corporation has elected to exclude accrued interest receivable, totaling $2.96 million and $2.67 million at March 31, 2026 and December 31, 2025, respectively, from the amortized cost basis of securities.

	March 31, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$4,995	$—	$(87)	$4,908
U.S. government agencies and corporations	58,605	—	(4,955)	53,650
Mortgage-backed securities	227,286	1,516	(8,379)	220,423
Obligations of states and political subdivisions	159,871	938	(2,935)	157,874
Corporate and other debt securities	34,633	173	(1,042)	33,764
Total	$485,390	$2,627	$(17,398)	$470,619

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$4,992	$—	$(105)	$4,887
U.S. government agencies and corporations	60,605	—	(4,895)	55,710
Mortgage-backed securities	211,653	2,009	(7,830)	205,832
Obligations of states and political subdivisions	158,158	1,417	(2,484)	157,091
Corporate and other debt securities	35,628	150	(1,187)	34,591
Total	$471,036	$3,576	$(16,501)	$458,111

The amortized cost and estimated fair value of securities at March 31, 2026, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	March 31, 2026
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$83,458	$81,410
Due after one year through five years	186,654	179,712
Due after five years through ten years	145,474	140,549
Due after ten years	69,804	68,948
Total	$485,390	$470,619

The following table presents the gross realized gains and losses on and the proceeds from the sales, maturities and calls of securities. During the three months ended March 31, 2026 and 2025, there were no sales of securities.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Realized gains from sales, maturities and calls of securities:
Gross realized gains	$—	$—
Gross realized losses	—	—
Net realized losses	$—	$—
Proceeds from sales, maturities, calls and paydowns of securities	$14,590	$17,176

The Corporation pledges securities primarily to secure municipal deposits and lines of credit that provide liquidity to the Corporation and C&F Bank. Securities with an aggregate amortized cost of $124.05 million and an aggregate fair value of $119.12 million were pledged at March 31, 2026. Securities with an aggregate amortized cost of $138.43 million and an aggregate fair value of $130.88 million were pledged at December 31, 2025.

Securities in an unrealized loss position at March 31, 2026, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$4,908	$87	$4,908	$87
U.S. government agencies and corporations	—	—	53,650	4,955	53,650	4,955
Mortgage-backed securities	41,854	430	97,260	7,949	139,114	8,379
Obligations of states and political subdivisions	46,082	548	43,429	2,387	89,511	2,935
Corporate and other debt securities	13,076	56	14,014	986	27,090	1,042
Total	$101,012	$1,034	$213,261	$16,364	$314,273	$17,398

There were 517 debt securities with a fair value below the amortized cost basis, totaling $314.27 million of aggregate fair value as of March 31, 2026. The Corporation concluded that a credit loss did not exist in its securities portfolio at March 31, 2026, and no allowance for credit losses has been recognized based on the fact that as of March 31, 2026 (1) changes in fair value were caused primarily by fluctuations in interest rates or other market factors, such as changes in demand, (2) securities with unrealized losses had generally high credit quality, (3) the Corporation intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Corporation will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Corporation’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

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

The Corporation’s investment in restricted stock totaled $3.35 million at March 31, 2026 and $3.68 million at December 31, 2025 and consisted of Federal Home Loan Bank of Atlanta (FHLB) stock.  Restricted stock is generally viewed as a long-term investment, which is carried at cost because there is no market for the stock other than to be redeemed or repurchased by the FHLB. Therefore, when evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing any temporary decline in value. The Corporation did not consider its investment in restricted stock to be impaired at March 31, 2026 and no impairment has been recognized.

NOTE 3: Loans

The Corporation’s loans are stated at their face amount, net of deferred fees and costs and discounts, and consist of the classes of loans included in the following table. The Corporation has elected to exclude accrued interest receivable, totaling $8.78 million and $9.04 million at March 31, 2026 and December 31, 2025, respectively, from the recorded balance of loans.

	March 31,	December 31,
(Dollars in thousands)	2026	2025
Commercial real estate	$870,643	$835,432
Commercial business	118,627	115,710
Construction - commercial real estate	75,262	99,604
Land acquisition and development	82,475	66,248
Builder lines	31,058	37,938
Construction - consumer real estate	32,540	29,288
Residential mortgage	316,677	319,536
Equity lines	76,920	76,460
Other consumer	10,204	10,085
Consumer finance - automobiles	405,473	406,312
Consumer finance - marine and recreational vehicles	55,173	57,963
Subtotal	2,075,052	2,054,576
Less allowance for credit losses	(39,665)	(39,677)
Loans, net	$2,035,387	$2,014,899

Other consumer loans included $269,000 and $240,000 of demand deposit overdrafts at March 31, 2026 and December 31, 2025, respectively.

The following table shows the aging of the Corporation’s loan portfolio, by class, at March 31, 2026.

	30-59	60-89	90+				90+ Days
	Days	Days	Days	Total			Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current[1]	Total Loans	Accruing
Commercial real estate	$—	$—	$—	$—	$870,643	$870,643	$—
Commercial business	162	109	—	271	118,356	118,627	—
Construction - commercial real estate	—	—	—	—	75,262	75,262	—
Land acquisition and development	—	—	—	—	82,475	82,475	—
Builder lines	—	—	—	—	31,058	31,058	—
Construction - consumer real estate	—	—	—	—	32,540	32,540	—
Residential mortgage	1,435	123	905	2,463	314,214	316,677	88
Equity lines	125	—	17	142	76,778	76,920	17
Other consumer	35	—	—	35	10,169	10,204	—
Consumer finance - automobiles	12,655	1,477	890	15,022	390,451	405,473	—
Consumer finance - marine and recreational vehicles	393	—	23	416	54,757	55,173	—
Total	$14,805	$1,709	$1,835	$18,349	$2,056,703	$2,075,052	$105
1	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $104,000, 30-59 days past due of $79,000, 60-89 days past due of $99,000 and 90+ days past due of $1.73 million.

The following table shows the aging of the Corporation’s loan portfolio, by class, at December 31, 2025.

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

The following table shows the Corporation’s recorded balance of loans on nonaccrual status as of March 31, 2026 and December 31, 2025. The Corporation recognized $13,000 in interest income on loans on nonaccrual status as of March 31, 2026 and had no reversals of interest income upon placing loans on nonaccrual status during the three months ended March 31, 2026. All nonaccrual loans at March 31, 2026 and December 31, 2025 had an allowance for credit losses, with none individually evaluated.

	March 31,	December 31,
(Dollars in thousands)	2026	2025
Commercial business	$2	$—
Residential mortgage	1,097	1,135
Consumer finance - automobiles	890	1,022
Consumer finance - marine and recreational vehicles	23	—
Total	$2,012	$2,157

Occasionally, the Corporation modifies loans to borrowers experiencing financial difficulties by providing principal forgiveness, term extensions, interest rate reductions or other-than-insignificant payment delays. As the effect of most modifications is already included in the allowance for credit losses due to the measurement methodologies used in its estimate, the allowance for credit losses is typically not adjusted upon modification. When principal forgiveness is provided at modification, the amount forgiven is charged against the allowance for credit losses.  In some cases, the Corporation may provide multiple types of modifications on one loan and when multiple types of modifications occur within the same period, the combination of modifications is separately reported. There were no loans to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2026 and 2025.

The Corporation closely monitors the performance of modified loans to understand the effectiveness of its modification efforts.  Upon the determination that all or a portion of a modified loan is uncollectible, that amount is charged against the allowance for credit losses. There were no payment defaults during the three months ended March 31, 2026 and 2025 of loans to borrowers experiencing financial difficulties that were modified during the previous twelve months and all were current as of March 31, 2026.

NOTE 4: Allowance for Credit Losses

The Corporation conducts an analysis of the collectability of the loan portfolio on a regular basis and uses this analysis to assess the sufficiency of the allowance for credit losses on loans and to determine the necessary provision for credit losses. The Corporation segmented the loan portfolio into three loan portfolios based on common risk characteristics. The Commercial portfolio consists of commercial real estate loans, commercial business loans, commercial and consumer real estate construction loans, land acquisition and development loans, and builder lines. The Consumer portfolio consists of residential mortgage loans, equity lines, and other consumer loans. The Consumer Finance portfolio consists of automobile and marine and recreational vehicle (RV) loans.

The following table shows the allowance for credit losses activity by loan portfolio for the three months ended March 31, 2026 and 2025.

			Consumer
(Dollars in thousands)	Commercial	Consumer	Finance	Total
Balance at December 31, 2025	$13,239	$4,179	$22,259	$39,677
Provision charged to operations	146	4	3,300	3,450
Loans charged off	—	(65)	(4,626)	(4,691)
Recoveries of loans previously charged off	26	35	1,168	1,229
Balance at March 31, 2026	$13,411	$4,153	$22,101	$39,665

			Consumer
(Dollars in thousands)	Commercial	Consumer	Finance	Total
Balance at December 31, 2024	$13,347	$4,032	$22,708	$40,087
Provision charged to operations	69	81	2,900	3,050
Loans charged off	—	(61)	(4,073)	(4,134)
Recoveries of loans previously charged off	9	34	997	1,040
Balance at March 31, 2025	$13,425	$4,086	$22,532	$40,043

The following table presents a breakdown of the provision for credit losses for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Provision for credit losses:
Provision for loans	$3,450	$3,050
Provision for unfunded commitments	150	(50)
Total	$3,600	$3,000

The following table details the recorded balance of the classes of loans within the commercial and consumer loan portfolios by loan rating, which is reviewed on a quarterly basis, and year of origination as of March 31, 2026:

							Revolving	Revolving
	Term Loans Recorded Balance by Origination Year						Loans	Loans
							Recorded	Converted
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Balance	to Term[1]		Total
Commercial real estate:
Loan Rating
Pass	$29,748	$72,456	$114,721	$130,789	$160,904	$361,830	$—	$125		$870,573
Special Mention	—	—	—	—	—	70	—	—		70
Total	$29,748	$72,456	$114,721	$130,789	$160,904	$361,900	$—	$125		$870,643

Commercial business:
Loan Rating
Pass	$6,536	$8,790	$7,213	$9,434	$12,853	$34,694	$38,838	$160		$118,518
Special Mention	—	—	—	—	—	107	—	—		107
Substandard Nonaccrual	—	—	—	—	—	2	—	—		2
Total	$6,536	$8,790	$7,213	$9,434	$12,853	$34,803	$38,838	$160	0	$118,627

Construction - commercial real estate:
Loan Rating
Pass	$3,424	$7,885	$47,184	$13,582	$3,187	$—	$—	$—	$75,262
Total	$3,424	$7,885	$47,184	$13,582	$3,187	$—	$—	$—	$75,262

Land acquisition and development:
Loan Rating
Pass	$16,040	$23,716	$37,595	$—	$371	$4,753	$—	$—	$82,475
Total	$16,040	$23,716	$37,595	$—	$371	$4,753	$—	$—	$82,475

Builder lines:
Loan Rating
Pass	$4,976	$19,435	$4,978	$446	$1,018	$205	$—	$—	$31,058
Total	$4,976	$19,435	$4,978	$446	$1,018	$205	$—	$—	$31,058

Construction - consumer real estate:
Loan Rating
Pass	$2,934	$27,061	$2,545	$—	$—	$—	$—	$—	$32,540
Total	$2,934	$27,061	$2,545	$—	$—	$—	$—	$—	$32,540

Residential mortgage:
Loan Rating
Pass	$11,717	$41,452	$55,529	$43,281	$68,735	$94,199	$—	$—	$314,913
Special Mention	—	—	161	21	82	343	—	—	607
Substandard	—	—	—	—	—	60	—	—	60
Substandard Nonaccrual	—	—	97	800	104	96	—	—	1,097
Total	$11,717	$41,452	$55,787	$44,102	$68,921	$94,698	$—	$—	$316,677

Equity lines:
Loan Rating
Pass	$—	$—	$—	$—	$—	$490	$75,535	$801	$76,826
Special Mention	—	—	—	—	—	—	—	94	94
Total	$—	$—	$—	$—	$—	$490	$75,535	$895	$76,920

Other consumer:
Loan Rating
Pass	$1,952	$4,111	$2,103	$1,108	$580	$308	$42	$—	$10,204
Total	$1,952	$4,111	$2,103	$1,108	$580	$308	$42	$—	$10,204

Total:
Loan Rating
Pass	$77,327	$204,906	$271,868	$198,640	$247,648	$496,479	$114,415	$1,086	$1,612,369
Special Mention	—	—	161	21	82	520	—	94	878
Substandard	—	—	—	—	—	60	—	—	60
Substandard Nonaccrual	—	—	97	800	104	98	—	—	1,099
Total	$77,327	$204,906	$272,126	$199,461	$247,834	$497,157	$114,415	$1,180	$1,614,406
1	Commercial business and equity lines include $119,000 and $169,000, respectively, of revolving loans converted to term during the three months ended March 31, 2026.

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

The following table details the recorded balance of the classes of loans within the consumer finance loan portfolio by credit rating at the time of origination and year of origination as of March 31, 2026:

								Revolving
	Term Loans Recorded Balance by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Loans	to Term	Total
Consumer finance - automobiles:
Credit rating[1]
Very good	$6,915	$20,282	$13,090	$5,417	$3,803	$955	$—	$—	$50,462
Good	14,165	42,919	25,800	14,942	15,416	4,252	—	—	117,494
Fairly good	12,399	45,770	27,028	20,605	19,898	8,241	—	—	133,941
Fair	7,193	28,267	17,053	12,529	11,958	6,974	—	—	83,974
Marginal	1,330	6,710	3,392	2,460	2,789	2,921	—	—	19,602
Total	$42,002	$143,948	$86,363	$55,953	$53,864	$23,343	$—	$—	$405,473

Consumer finance - marine and recreational vehicles:
Credit rating[1]
Very good	$—	$1,302	$5,893	$4,695	$10,246	$14,396	$—	$—	$36,532
Good	—	1,426	3,755	5,391	5,301	2,364	—	—	18,237
Fairly good	—	—	—	164	171	69	—	—	404

Total	$—	$2,728	$9,648	$10,250	$15,718	$16,829	$—	$—	$55,173

Total:
Credit rating[1]
Very good	$6,915	$21,584	$18,983	$10,112	$14,049	$15,351	$—	$—	$86,994
Good	14,165	44,345	29,555	20,333	20,717	6,616	—	—	135,731
Fairly good	12,399	45,770	27,028	20,769	20,069	8,310	—	—	134,345
Fair	7,193	28,267	17,053	12,529	11,958	6,974	—	—	83,974
Marginal	1,330	6,710	3,392	2,460	2,789	2,921	—	—	19,602
Total	$42,002	$146,676	$96,011	$66,203	$69,582	$40,172	$—	$—	$460,646
1	Credit ratings with a FICO score greater than 739 are considered Very Good, FICO scores ranging from 670-739 are considered Good, FICO scores ranging from 625-669 are considered Fairly Good, FICO scores ranging from 580-624 are considered Fair and FICO scores less than 580 are considered Marginal.

The following table details the recorded balance of the classes of loans within the consumer finance loan portfolio by credit rating at the time of origination and year of origination as of December 31, 2025:

								Revolving
	Term Loans Recorded Balance by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Loans	to Term	Total
Consumer finance - automobiles:
Credit rating[1]
Very good	$22,600	$14,758	$6,212	$4,543	$1,123	$111	$—	$—	$49,347
Good	46,079	28,573	17,066	17,449	4,853	519	—	—	114,539
Fairly good	48,871	29,704	23,209	23,345	9,043	1,397	—	—	135,569
Fair	29,774	18,942	14,528	14,266	7,011	1,815	—	—	86,336
Marginal	6,960	3,751	2,893	3,243	2,626	1,048	—	—	20,521
Total	$154,284	$95,728	$63,908	$62,846	$24,656	$4,890	$—	$—	$406,312

Consumer finance - marine and recreational vehicles:
Credit rating[1]
Very good	$1,339	$6,231	$4,999	$10,700	$6,473	$8,789	$—	$—	$38,531
Good	1,442	3,937	5,533	5,604	1,066	1,441	—	—	19,023
Fairly good	—	—	165	173	32	39	—	—	409
Total	$2,781	$10,168	$10,697	$16,477	$7,571	$10,269	$—	$—	$57,963

Total:
Credit rating[1]
Very good	$23,939	$20,989	$11,211	$15,243	$7,596	$8,900	$—	$—	$87,878
Good	47,521	32,510	22,599	23,053	5,919	1,960	—	—	133,562
Fairly good	48,871	29,704	23,374	23,518	9,075	1,436	—	—	135,978
Fair	29,774	18,942	14,528	14,266	7,011	1,815	—	—	86,336
Marginal	6,960	3,751	2,893	3,243	2,626	1,048	—	—	20,521
Total	$157,065	$105,896	$74,605	$79,323	$32,227	$15,159	$—	$—	$464,275
1	Credit ratings with a FICO score greater than 739 are considered Very Good, FICO scores ranging from 670-739 are considered Good, FICO scores ranging from 625-669 are considered Fairly Good, FICO scores ranging from 580-624 are considered Fair and FICO scores less than 580 are considered Marginal.

The following table details the current period gross charge-offs of loans by year of origination for the three months ended March 31, 2026.

								Revolving
	Current Period Gross Charge-offs by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Loans	to Term	Total
Equity lines	$—	$—	$—	$5	$—	$6	$—	$—	$11
Other consumer[1]	42	5	7	—	—	—	—	—	54
Consumer finance - automobiles	—	556	968	1,248	1,242	482	—	—	4,496
Consumer finance - marine and recreational vehicles	—	—	28	26	64	12	—	—	130
Total	$42	$561	$1,003	$1,279	$1,306	$500	$—	$—	$4,691

1	Gross charge-offs of other consumer loans for the three months ended March 31, 2026 included $217,000 of demand deposit overdrafts that originated in 2026.

The following table details the current period gross charge-offs of loans by year of origination for the three months ended March 31, 2025.

								Revolving
	Current Period Gross Charge-offs by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Loans	to Term	Total
Residential mortgage	$6	$—	$—	$—	$—	$—	$—	$—	$6
Other consumer[1]	45	10	—	—	—	—	—	—	55
Consumer finance - automobiles	—	593	1,004	1,616	587	196	—	—	3,996
Consumer finance - marine and recreational vehicles	—	—	13	52	10	2	—	—	77
Total	$51	$603	$1,017	$1,668	$597	$198	$—	$—	$4,134
1	Gross charge-offs of other consumer loans for the three months ended March 31, 2025 included $45,000 of demand deposit overdrafts that originated in 2025.

As of March 31, 2026 and December 31, 2025, the Corporation had no collateral dependent loans for which repayment was expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty.

NOTE 5: Goodwill and Other Intangible Assets

The carrying amount of goodwill was $25.19 million at March 31, 2026 and December 31, 2025. There were no changes in the recorded balance of goodwill during the three months ended March 31, 2026 or 2025.

The Corporation had $884,000 and $909,000 of other intangible assets as of March 31, 2026 and December 31, 2025, respectively. Other intangible assets were recognized in connection with the core deposits acquired from Peoples Bankshares, Incorporated in 2020 and customer relationships acquired by C&F Wealth Management in 2016.

The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets.

	March 31,		December 31,
	2026		2025
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Core deposit intangibles	$1,711	$(827)	$1,711	$(802)
Other amortizable intangibles	1,405	(1,405)	1,405	(1,405)
Total	$3,116	$(2,232)	$3,116	$(2,207)

Amortization expense was $25,000 and $63,000 for the three months ended March 31, 2026 and 2025, respectively.

NOTE 6: Equity, Other Comprehensive Income and Earnings Per Share

Equity and Noncontrolling Interest

The Board of Directors authorized a program, effective January 1, 2026 through December 31, 2026, to repurchase up to $5.0 million of the Corporation’s common stock (the 2026 Repurchase Program). During the three months ended

March 31, 2026, the Corporation repurchased 4,279 of its common stock under the 2026 Repurchase Program.  As of March 31, 2026, there was $4.7 million remaining available for repurchases of the Corporation’s common stock under the 2026 Repurchase Program. The Corporation did not repurchase any of its common stock during the three months ended March 31, 2025 under the Corporation’s previous share repurchase program, effective January 1, 2025 through December 31, 2025 (the 2025 Repurchase Program).

Additionally, during the three months ended March 31, 2026 and 2025, the Corporation withheld 4,167 shares and 5,357 shares of its common stock, respectively, from employees to satisfy tax withholding obligations upon vesting of restricted stock.

Noncontrolling interest represents an ownership interest in C&F Select LLC, a subsidiary of C&F Mortgage, held by an unrelated investor.

Accumulated Other Comprehensive Loss, Net

Changes in each component of accumulated other comprehensive loss were as follows for the three months ended March 31, 2026 and 2025.

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at December 31, 2025	$(10,212)	$(1,258)	$304	$(11,166)

Other comprehensive (loss) income arising during the period	(1,846)	—	82	(1,764)
Related income tax effects	388	—	(21)	367
	(1,458)	—	61	(1,397)

Reclassifications into net income	—	(17)	(2)	(19)
Related income tax effects	—	4	1	5
	—	(13)	(1)	(14)

Other comprehensive (loss) income, net of tax	(1,458)	(13)	60	(1,411)

Accumulated other comprehensive (loss) income at March 31, 2026	$(11,670)	$(1,271)	$364	$(12,577)

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at December 31, 2024	$(23,693)	$(1,797)	$886	$(24,604)

Other comprehensive income (loss) arising during the period	5,835	—	(387)	5,448
Related income tax effects	(1,225)	—	100	(1,125)
	4,610	—	(287)	4,323

Reclassifications into net income	—	(12)	(2)	(14)
Related income tax effects	—	3	1	4
	—	(9)	(1)	(10)

Other comprehensive income (loss), net of tax	4,610	(9)	(288)	4,313

Accumulated other comprehensive (loss) income at March 31, 2025	$(19,083)	$(1,806)	$598	$(20,291)

The following table provides information regarding reclassifications from accumulated other comprehensive loss into net income for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,		Line Item In the Consolidated
(Dollars in thousands)	2026	2025	Statements of Income
Securities available for sale:
Reclassification of net realized losses into net income	$—	$—	Net losses on sales, maturities and calls of available for sale securities
Related income tax effects	—	—	Income tax expense
	—	—	Net of tax

Defined benefit plan:[1]
Reclassification of recognized net actuarial losses into net income	—	(5)	Noninterest expenses - Other
Amortization of prior service credit into net income	17	17	Noninterest expenses - Other
Related income tax effects	(4)	(3)	Income tax expense
	13	9	Net of tax

Cash flow hedges:
Amortization of hedging gains into net income	2	2	Interest expense - Trust preferred capital notes
Related income tax effects	(1)	(1)	Income tax expense
	1	1	Net of tax

Total	$14	$10
1	See “Note 8: Employee Benefit Plans,” for additional information.

Earnings Per Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Net income attributable to C&F Financial Corporation	$6,747	$5,368
Weighted average shares outstanding—basic and diluted	3,248,485	3,234,935

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

	2026
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2025	100,578	$65.57
Granted	10,235	74.14
Vested	(10,123)	67.99
Forfeited	(210)	71.73
Unvested, March 31, 2026	100,480	66.18

	2025
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2024	119,778	$54.56
Granted	8,550	86.03
Vested	(12,810)	53.20
Forfeited	(1,710)	56.96
Unvested, March 31, 2025	113,808	57.04

The fair value of shares that vested during the three months ended March 31, 2026 and 2025 was $746,000 and $1.02 million, respectively. Compensation is accounted for using the fair value of the Corporation’s common stock on the date the restricted shares are awarded. Compensation expense, net of forfeitures, is charged to income ratably over the required service periods and was $514,000 ($377,000 after income taxes) and $461,000 ($271,000 after income taxes) for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was $3.90 million of total unrecognized compensation cost related to restricted stock granted under the plans, which is expected to be recognized through 2031, with a weighted-average remaining service period of 3 years.

NOTE 8: Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost for the Bank’s non-contributory cash balance pension plan.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Components of net periodic benefit cost:
Service cost, included in salaries and employee benefits	$353	$346

Other components of net periodic benefit cost:
Interest cost	228	218
Expected return on plan assets	(410)	(369)
Amortization of prior service credit	(17)	(17)
Recognized net actuarial losses	—	5
Other components of net periodic benefit cost, included in other noninterest expense	(199)	(163)

Net periodic benefit cost	$154	$183

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At March 31, 2026 and December 31, 2025, the Corporation’s entire securities portfolio was comprised of investments in debt securities classified as available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are ICE Data Services (ICE), London Stock Exchange Group (LSEG) and Bloomberg Valuation Service (BVAL).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. ICE provides evaluated prices for the Corporation’s obligations of states and political subdivisions category of securities.  ICE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  LSEG and BVAL provide evaluated prices for the Corporation’s U.S. treasury, government agencies and corporations, mortgage-backed, and corporate categories of securities.  U.S. treasury securities and fixed-rate callable securities of U.S. government agencies and corporations are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate category is benchmarked to relative to-be-announced mortgage-backed securities (TBA securities) or other benchmark prices. TBA securities prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables. Fixed-rate securities issued by the Small Business Association in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.

Other investments. The Corporation holds equity investments in funds that provide debt and equity financing to small businesses. These investments are recorded at fair value and included in “Other Assets” in the Consolidated Balance Sheets.  Changes in fair value are recognized in “Investment income from other equity interests” on the Consolidated Statements of Income. The funds are managed by investment companies, and the net asset value of each fund is reported regularly by the investment companies. At March 31, 2026 and December 31, 2025, the combined fair value of these investments was $1.63 million and $1.66 million, respectively.  These investments, measured at net asset value, are not presented in the tables below related to fair value measurements. Changes in fair value of these investments resulted in the recognition of unrealized gains of $71,000 and $59,000 for the three months ended March 31, 2026 and 2025, respectively.

The Corporation also holds certain equity investments consisting of equity interests in an independent insurance agency and a full service title and settlement agency (collectively, the agencies). These investments are subject to contractual sale restrictions that only permit the sale of the investments back to the agencies themselves.  At March 31, 2026 and December 31, 2025, the fair value of these investments was $4.41 million and $4.43 million, respectively. These investments are recorded at fair value based on the contractual redemption value of the Corporation’s proportionate share of the agencies’ equity.  Changes in fair value are recognized in “Investment income from other equity interests” on the Consolidated Statements of Income and resulted in the recognition of unrealized gains of $301,000 and $148,000 for the three months ended March 31, 2026 and 2025, respectively. The Corporation’s investments in these agencies are classified as Level 2.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis. The fair value of forward sales of mortgage loans were not material to the consolidated financial statements of the Corporation at March 31, 2026 or December 31, 2025.

	March 31, 2026
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$4,908	$—	$4,908
U.S. government agencies and corporations	—	53,650	—	53,650
Mortgage-backed securities	—	220,423	—	220,423
Obligations of states and political subdivisions	—	157,874	—	157,874
Corporate and other debt securities	—	33,764	—	33,764
Total securities available for sale	—	470,619	—	470,619
Loans held for sale	—	56,120	—	56,120
Other investments	—	4,414	—	4,414
Rabbi trust assets	17,109	—	—	17,109
Derivatives
IRLC	—	1,284	—	1,284
Interest rate swaps on loans	—	2,485	—	2,485
Cash flow hedges	—	602	—	602
Total assets	$17,109	$535,524	$—	$552,632

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$2,485	$—	$2,485
Cash flow hedges	—	129	—	129
Total liabilities	$—	$2,614	$—	$2,614

	December 31, 2025
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$4,887	$—	$4,887
U.S. government agencies and corporations	—	55,710	—	55,710
Mortgage-backed securities	—	205,832	—	205,832
Obligations of states and political subdivisions	—	157,091	—	157,091
Corporate and other debt securities	—	34,591	—	34,591
Total securities available for sale	—	458,111	—	458,111
Loans held for sale	—	40,911	—	40,911
Other investments	—	4,428	—	4,428
Rabbi trust assets	17,510	—	—	17,510
Derivatives
IRLC	—	574	—	574
Interest rate swaps on loans	—	2,503	—	2,503
Cash flow hedges	—	598	—	598
Total assets	$17,510	$507,125	$—	$524,635

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$2,503	$—	$2,503
Cash flow hedges	—	208	—	208
Total liabilities	$—	$2,711	$—	$2,711

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

OREO. OREO is held for sale and initially recorded at fair value less estimated costs to sell. Initial fair value is based upon appraisals the Corporation obtains from independent licensed appraisers or recent sales of similar properties and general market conditions. Subsequently, management periodically performs valuations of the assets based on updated appraisals, general market conditions, recent sales of similar properties, length of time the properties have been held, and our ability and intent with regard to continued ownership of the properties. The Corporation may incur additional write-downs of OREO to fair value less estimated costs to sell if valuations indicate a further deterioration in market conditions. As such, the Corporation records OREO as a nonrecurring fair value measurement classified as Level 3. At December 31, 2025, OREO was comprised of a property previously used by the Bank as a branch, which was consolidated into a nearby branch in 2024.

Collateral dependent loans. When a borrower is experiencing financial difficulty and repayment is expected substantially through the sale of the collateral, the loan is individually evaluated for purposes of estimating the allowance for credit losses and may be recorded at the fair value of the underlying collateral less estimated costs to sell. The level of the allowance for credit losses is recorded to reflect the net amount expected to be collected. The Corporation obtains an appraisal from independent licensed appraisers with relevant industry experience. When a collateral dependent loan is measured at fair value based solely on observable market prices or a current appraisal without further adjustments for unobservable inputs, the nonrecurring fair value measurement is classified as Level 2. The Corporation may adjust the appraised value based on recent sales of similar properties or general market conditions when appropriate and as such, records the collateral dependent loan where the borrower is experiencing financial difficulty as a nonrecurring fair value measurement classified as Level 3. At March 31, 2026 and December 31, 2025, the Corporation had no collateral dependent loans where the borrower is experiencing financial difficulty.

The following table presents the balances of assets measured at fair value on a nonrecurring basis at December 31, 2025. There were no assets measured at fair value on a nonrecurring basis at March 31, 2026.

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

	Carrying	Fair Value Measurements at March 31, 2026 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$79,202	$77,427	$1,775	$—	$79,202
Securities available for sale	470,619	—	470,619	—	470,619
Loans, net	2,035,387	—	—	2,035,695	2,035,695
Loans held for sale	56,120	—	56,120	—	56,120
Other investments	4,414	—	4,414	—	4,414
Rabbi trust assets	17,109	17,109	—	—	17,109
Derivatives
IRLC	1,284	—	1,284	—	1,284
Interest rate swaps on loans	2,485	—	2,485	—	2,485
Cash flow hedges	602	—	602	—	602
Bank-owned life insurance	21,911	—	21,911	—	21,911
Accrued interest receivable	11,752	11,752	—	—	11,752
Financial liabilities:
Demand and savings deposits	1,476,152	1,476,152	—	—	1,476,152
Time deposits	923,304	—	922,137	—	922,137
Borrowings	95,501	—	91,933	—	91,933
Derivatives
Interest rate swaps on loans	2,485	—	2,485	—	2,485
Cash flow hedges	129	—	129	—	129
Accrued interest payable	4,642	4,642	—	—	4,642

	Carrying	Fair Value Measurements at December 31, 2025 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$79,916	$79,132	$784	$—	$79,916
Securities available for sale	458,111	—	458,111	—	458,111
Loans, net	2,014,899	—	—	2,008,199	2,008,199
Loans held for sale	40,911	—	40,911	—	40,911
Other investments	4,428	—	4,428	—	4,428
Rabbi trust assets	17,510	17,510	—	—	17,510
Derivatives
IRLC	574	—	574	—	574
Interest rate swaps on loans	2,503	—	2,503	—	2,503
Cash flow hedges	598	—	598	—	598
Bank-owned life insurance	21,808	—	21,808	—	21,808
Accrued interest receivable	11,726	11,726	—	—	11,726
Financial liabilities:
Demand and savings deposits	1,449,356	1,449,356	—	—	1,449,356
Time deposits	896,367	—	895,898	—	895,898
Borrowings	105,493	—	102,881	—	102,881
Derivatives
Interest rate swaps on loans	2,503	—	2,503	—	2,503
Forward sales of TBA securities	208	—	208	—	208
Accrued interest payable	3,745	3,745	—	—	3,745

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

Interest expense is allocated to the mortgage banking and consumer finance segments through borrowings from the community banking segment. The community banking segment extends two warehouse lines of credit to the mortgage banking segment, providing a portion of the funds needed to originate mortgage loans, that carry interest rates at the daily FHLB advance rate plus a spread ranging from 50 basis points to 175 basis points. The community banking segment also provides the consumer finance segment with a portion of the funds needed to purchase loan contracts by means of a variable rate line of credit that carries interest at one-month term SOFR plus 211.5 basis points, with a floor of 3.5 percent and a ceiling of 6.0 percent, and fixed rate notes that carry interest at rates ranging from 3.8 percent to 4.1 percent. The community banking segment acquires certain residential real estate loans from the mortgage banking segment at prices similar to those paid by third-party investors. These transactions are eliminated to reach consolidated totals. In addition to unallocated expenses recorded by the holding company, certain overhead costs are incurred by the community banking segment and are not allocated to the mortgage banking and consumer finance segments.

	Three Months Ended March 31, 2026
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$26,172	$540	$12,218	$—	$216	$39,146
Interest expense	10,335	—	—	1,102	—	11,437
Net interest income before allocation	15,837	540	12,218	(1,102)	216	27,709
Net interest allocation[1]	5,784	(232)	(5,552)	—	—	—
Net interest income	21,621	308	6,666	(1,102)	216	27,709
Gain on sales of loans	—	2,729	—	—	(184)	2,545
Other noninterest income	4,496	1,705	154	(300)	(50)	6,005
Net revenue	26,117	4,742	6,820	(1,402)	(18)	36,259

Provision for credit losses	300	—	3,300	—	—	3,600

Salaries and employee benefits	10,117	2,262	2,032	(54)	—	14,357
Occupancy expense	1,854	215	146	—	—	2,215
Data processing	2,473	372	321	9	—	3,175
Professional fees	640	28	194	55	—	917
Insurance expense	380	19	31	—	—	430
Marketing and advertising expenses	420	112	15	—	—	547
Loan processing and collection expenses	39	360	474	—	—	873
Provision for indemnifications	—	(35)	—	—	—	(35)
Other segment items[2]	1,157	189	415	93	(18)	1,836
Total noninterest expense	17,080	3,522	3,628	103	(18)	24,315

Income (loss) before taxes	8,737	1,220	(108)	(1,505)	—	8,344
Income tax expense (benefit)	1,627	310	(27)	(360)	—	1,550
Net income (loss)	$7,110	$910	$(81)	$(1,145)	$—	$6,794

Other data:
Capital expenditures	$320	$2	$—	$—	$—	$322
Depreciation and amortization	831	30	79	—	—	940
1	Interest expense is allocated to the mortgage banking and consumer finance segments through borrowings from the community banking segment.
2	Other segment items for each reportable segment include:
a.	Community banking – licenses and other taxes expense, travel and education expense, telecommunications expense, other real estate owned losses and expense, net periodic pension cost, office supplies, and certain overhead expenses.
b.	Mortgage banking – licenses and other taxes expense, travel and education expense, telecommunications expense, office supplies, and certain overhead expenses.
c.	Consumer finance – licenses and other taxes expense, travel and education expense, telecommunications expense, payment processing expense, office supplies, and certain overhead expenses.

	Three Months Ended March 31, 2025
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$23,384	$339	$12,123	$—	$142	$35,988
Interest expense	10,381	—	—	597	—	10,978
Net interest income before allocation	13,003	339	12,123	(597)	142	25,010
Net interest allocation[1]	5,754	(72)	(5,682)	—	—	—
Net interest income	18,757	267	6,441	(597)	142	25,010
Gain on sales of loans	—	1,985	—	—	(138)	1,847
Other noninterest income	4,230	1,136	177	222	(39)	5,726
Net revenue	22,987	3,388	6,618	(375)	(35)	32,583

Provision for credit losses	100	—	2,900	—	—	3,000

Salaries and employee benefits	9,279	1,792	1,977	435	—	13,483
Occupancy expense	1,830	213	150	—	—	2,193
Data processing	2,342	226	290	8	—	2,866
Professional fees	724	26	91	80	—	921
Insurance expense	416	30	45	—	—	491
Marketing and advertising expenses	384	140	5	—	—	529
Loan processing and collection expenses	42	230	411	—	—	683
Provision for indemnifications	—	(25)	—	—	—	(25)
Other segment items[2]	1,215	177	436	107	(17)	1,918
Total noninterest expense	16,232	2,809	3,405	630	(17)	23,059

Income (loss) before taxes	6,655	579	313	(1,005)	(18)	6,524
Income tax expense (benefit)	1,210	148	87	(312)	(4)	1,129
Net income (loss)	$5,445	$431	$226	$(693)	$(14)	$5,395

Other data:
Capital expenditures	$236	$31	$—	$—	$—	$267
Depreciation and amortization	875	33	80	—	—	988
1	Interest expense is allocated to the mortgage banking and consumer finance segments through borrowings from the community banking segment.
2	Other segment items for each reportable segment include:
a.	Community banking – licenses and other taxes expense, travel and education expense, telecommunications expense, other real estate owned losses and expense, net periodic pension cost, office supplies, and certain overhead expenses.
b.	Mortgage banking – licenses and other taxes expense, travel and education expense, telecommunications expense, office supplies, and certain overhead expenses.
c.	Consumer finance – licenses and other taxes expense, travel and education expense, telecommunications expense, payment processing expense, office supplies, and certain overhead expenses.

	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
At March 31, 2026:
Total assets	$2,695,814	$64,422	$466,309	$33,027	$(445,824)	$2,813,748
Total loans held for investment, net	1,596,841	—	438,546	—	—	2,035,387
Total loans held for sale	—	56,598	—	—	(478)	56,120
Total deposits	2,415,510	—	—	—	(16,054)	2,399,456

At December 31, 2025:
Total assets	$2,651,694	$51,275	$469,942	$31,218	$(435,635)	$2,768,494
Total loans held for investment, net	1,569,530	—	442,016	—	3,353	2,014,899
Total loans held for sale	—	44,286	—	—	(3,375)	40,911
Total deposits	2,359,650	—	—	—	(13,927)	2,345,723

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of loan commitments at the Bank was $495.69 million at March 31, 2026 and $443.28 million at December 31, 2025, which does not include IRLCs at the mortgage banking segment, which are discussed in Note 12. Off balance sheet credit exposures, including loan commitments, are not recorded on balance sheet, but expected credit losses arising from off balance sheet credit exposures are recorded as a reserve for unfunded commitments and reported in Other Liabilities. The following table presents the Corporation’s reserve for unfunded commitments for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Balance at the beginning of period	$1,600	$1,800
Provision charged to operations	150	(50)
Total	$1,750	$1,750

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $21.57 million at March 31, 2026 and $22.21 million at December 31, 2025.

The mortgage banking segment sells the majority of the residential mortgage loans it originates to third-party investors. Additionally, the community banking segment purchases residential mortgage loans from the mortgage banking segment under terms and conditions similar to third-party investors. As is customary in the industry, the agreements with these investors require the mortgage banking segment to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the investors are entitled to make loss claims and repurchase requests of the mortgage banking segment for loans that contain covered deficiencies. The mortgage banking segment has obtained early payment default recourse waivers for a portion of its business. Recourse periods for early payment default for the remaining investors vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. The mortgage banking segment maintains an allowance for indemnifications that represents management’s estimate of losses that are probable of arising under these recourse provisions. As performance data for loans that have been sold is not made available to the mortgage banking segment by the investors, the estimate of potential losses is inherently subjective and is based on historical indemnification payments and management’s assessment of current conditions that may contribute to indemnified losses on mortgage loans that have been sold in the secondary market.  For the three months ended March 31, 2026 and 2025, the Corporation recorded net reversals of provision for indemnifications of $35,000 and $25,000, respectively, which is included in “Noninterest Expenses – Other” on the Consolidated Statements of Income.

No indemnification payments were made during the three months ended March 31, 2026 and 2025. The allowance for indemnifications was $1.12 million and $1.16 million at March 31, 2026 and December 31, 2025, respectively.

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

Cash flow hedges.  The Corporation designates interest rate swaps as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Corporation’s trust preferred capital notes. These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Corporation’s borrowings for fixed-rate interest payments.  Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Corporation assesses the effectiveness of each hedging relationship quarterly. If the Corporation determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of March 31, 2026, the Corporation has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2026 and June 2029.

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

At March 31, 2026, the mortgage banking segment had $90.93 million of IRLCs and $56.12 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $147.05 million in mortgage loans.

At December 31, 2025, the mortgage banking segment had $44.64 million of IRLCs and $40.91 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $85.55 million in mortgage loans.

The following tables summarize key elements of the Corporation’s derivative instruments.

	March 31, 2026
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$602	$129
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	82,972	142	2,343
Matched interest rate swaps with counterparty	82,972	2,343	142
Mortgage banking contracts:
IRLCs	90,933	1,284	—

	December 31, 2025
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$598	$208
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	83,462	224	2,279
Matched interest rate swaps with counterparty	83,462	2,279	224
Mortgage banking contracts:
IRLCs	44,642	574	—

The Corporation and the Bank are required to maintain cash collateral with dealer counterparties for interest rate swap relationships in a loss position.  At both March 31, 2026 and December 31, 2025, there was no cash collateral maintained with dealer counterparties.

NOTE 13: Other Noninterest Expenses

The following table presents the significant components in the Consolidated Statements of Income line “Noninterest Expenses-Other.”

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Licenses and taxes expense	$371	$305
Telecommunication expenses	298	371
Postage and courier expenses	276	260
Travel and educational expenses	224	266
Other components of net periodic pension cost	(199)	(163)
Provision for indemnifications	(35)	(25)
All other noninterest expenses	866	879
Total	$1,801	$1,893

NOTE 14: Subsequent Events

On May 7, 2026, the Corporation announced that it had completed the sale (the Transaction) of its membership interest in Bearing Insurance Group, LLC to an unaffiliated third party, effective May 1, 2026. The Corporation’s equity investment is included in “Other Assets” in the Consolidated Balance Sheets. Based solely on information available to the Corporation on the date hereof, the Corporation estimates that a pre-tax gain of approximately $8.3 million will be recognized on the Transaction, which will be included in the Corporation’s financial results for the second quarter of 2026.

Following the completion of the Transaction, the Corporation executed a strategic restructuring of a portion of its securities available for sale portfolio which will result in a pre-tax loss of approximately $7.1 million, which will be included in the Corporation’s financial results for the second quarter of 2026. The Corporation sold securities available for sale with a book value of $72.6 million and purchased approximately $67.8 million of securities available for sale.

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

TABLE 1: Financial Performance Highlights

(Dollars in thousands, except for per share data)	Three Months Ended March 31,
	2026	2025
Net Income (Loss):
Community Banking	$7,110	$5,445
Mortgage Banking	910	431
Consumer Finance	(81)	226
Other	(1,145)	(707)
Consolidated net income	$6,794	$5,395

Earnings per share - basic and diluted	$2.08	$1.66

Return on average assets	0.97%	0.84%
Return on average equity	10.19%	9.35%
Return on average tangible common equity (ROTCE)[1]	11.28%	10.65%
[1]

Refer to “Use of Certain Non-GAAP Financial Measures,” below, for information about these non-GAAP financial measures, including a quantitative reconciliation to the most directly comparable financial measures calculated in accordance with GAAP.

Consolidated net income increased $1.4 million for the first quarter of 2026 compared to the same period in 2025 due primarily to higher net income at the community banking and mortgage banking segments, partially offset by a net loss at the consumer finance segment. A discussion of the performance of our business segments is included under the heading “Business Segments” in the “Results of Operations” section of this discussion and analysis.

Key factors affecting comparison for the first quarter of 2026 are as follows.

●	Community banking segment loans grew $24.1 million, or 6.1 percent annualized, compared to December 31, 2025;
●	Consumer finance segment loans decreased $3.6 million, or 3.1 percent annualized, compared to December 31, 2025;
●	Deposits increased $53.7 million, or 9.2 percent annualized, compared to December 31, 2025;
●	Consolidated annualized net interest margin was 4.27 percent for the first quarter of 2026 compared to 4.16 percent for the first quarter of 2025;
●	The consumer finance segment experienced net charge-offs at an annualized rate of 2.98 percent of average total loans for the first quarter of 2026 compared to 2.64 percent for the first quarter of 2025; and
●	Mortgage banking segment loan originations increased $65.9 million, or 57.9 percent, to $179.6 million for the first quarter of 2026 compared to the first quarter of 2025.

Subsequent to March 31, 2026, the Corporation completed the sale (Transaction) of its membership interest in Bearing Insurance Group, LLC to an unaffiliated third party, effective May 1, 2026. Following the completion of Transaction, the Corporation executed a strategic restructuring of a portion of its securities available for sale portfolio. For more information on these transactions, each of which will impact the Corporation’s financial results for the second quarter of 2026, see Part I, Item 1, “Financial Statements” under the heading “Note 14: Subsequent Events” in this Quarterly Report on Form 10-Q.

Capital Management and Dividends

Total equity was $266.1 million at March 31, 2026 compared to $262.3 million at December 31, 2025. Under regulatory capital standards, the Corporation’s tier 1 risk-based capital and total risk-based capital ratios at March 31, 2026 were 12.1 percent and 15.1 percent, respectively, compared to 12.2 percent and 15.2 percent, respectively, at December 31, 2025. At March 31, 2026, the book value per share of the Corporation’s common stock was $81.73 and tangible book value per share, which is a non-GAAP financial measure, was $73.70, compared to $80.64 and $72.60, respectively, at December 31, 2025.

Total consolidated equity increased $3.8 million at March 31, 2026 compared to December 31, 2025 due primarily to net income, partially offset by dividends paid on the Corporation’s common stock and higher net unrealized losses in the market value of securities available for sale, which are recognized as a component of other comprehensive income. The Corporation’s securities available for sale are fixed income debt securities and their net unrealized loss position is a result of increased market interest rates since they were purchased. The Corporation expects to recover its investments in debt securities through scheduled payments of principal and interest. Unrealized losses are not expected to affect the earnings or regulatory capital of the Corporation or C&F Bank. The accumulated other comprehensive loss related to the Corporation’s securities available for sale, net of deferred income taxes, increased to $11.7 million at March 31, 2026, compared to $10.2 million at December 31, 2025 due primarily to fluctuations in debt security market interest rates.

The Corporation’s Board of Directors declared a quarterly cash dividend of 48 cents per share during the first quarter of 2026, which was paid on April 1, 2026. This dividend represents a payout ratio of 23.1 percent of earnings per share for the first quarter of 2026. The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital levels and requirements and expected future earnings. In making its decision on the payment of dividends on the Corporation’s common stock, the Corporation’s Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, growth expectations and other factors.

The Corporation has a share repurchase program, effective January 1, 2026 through December 31, 2026, that was authorized by the Board of Directors to repurchase up to $5.0 million of the Corporation’s common stock (the 2026 Repurchase Program).  During the first quarter of 2026, the Corporation repurchased 4,279 shares, or $309,000, of its common stock under the 2026 Repurchase Program.

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

For further information concerning accounting policies, refer to Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 1: Summary of Significant Accounting Policies” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2025.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three months ended March 31, 2026 and 2025. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented. Average balances of securities available for sale are included at amortized cost. Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect for all periods presented.

TABLE 2: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended March 31,
	2026			2025
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans:
Community banking segment	$1,602,769	$22,004	5.57%	$1,467,555	$19,966	5.52%
Mortgage banking segment	38,738	540	5.65	20,968	339	6.56
Consumer finance segment	464,541	12,218	10.67	465,526	12,123	10.56
Total loans	2,106,048	34,762	6.69	1,954,049	32,428	6.73
Securities:
Taxable	344,936	2,686	3.11	339,450	2,193	2.58
Tax-exempt	131,702	1,385	4.21	119,033	1,153	3.87
Total securities	476,638	4,071	3.42	458,483	3,346	2.92
Interest-bearing deposits in other banks	79,426	651	3.32	55,830	502	3.65
Total earning assets	2,662,112	39,484	6.01	2,468,362	36,276	5.95
Allowance for credit losses	(40,516)			(40,605)
Total non-earning assets	170,659			154,554
Total assets	$2,792,255			$2,582,311

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$351,066	621	0.72	$332,341	600	0.67
Savings and money market deposit accounts	550,647	1,642	1.21	489,217	1,205	1.00
Time deposits	908,808	7,586	3.39	821,949	7,964	3.93
Total interest-bearing deposits	1,810,521	9,849	2.21	1,643,507	9,769	2.40
Borrowings:
Repurchase agreements	—	—	—	28,192	112	1.59
Other borrowings	112,324	1,588	5.66	93,597	1,097	4.69
Total borrowings	112,324	1,588	5.66	121,789	1,209	3.97
Total interest-bearing liabilities	1,922,845	11,437	2.41	1,765,296	10,978	2.51
Noninterest-bearing demand deposits	558,877			545,346
Other liabilities	43,770			40,874
Total liabilities	2,525,492			2,351,516
Equity	266,763			230,795
Total liabilities and equity	$2,792,255			$2,582,311
Net interest income		$28,047			$25,298
Interest rate spread			3.60%			3.44%
Interest expense to average earning assets			1.74%			1.79%
Net interest margin			4.27%			4.16%

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

TABLE 3: Rate-Volume Recap

	Three Months Ended March 31, 2026 from 2025
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans:
Community banking segment	$183	$1,855	$2,038
Mortgage banking segment	(52)	253	201
Consumer finance segment	122	(27)	95
Securities - available for sale:
Taxable	457	36	493
Tax-exempt	105	127	232
Interest-bearing deposits in other banks	(48)	197	149
Total interest income	767	2,441	3,208
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	12	9	21
Savings and money market deposit accounts	274	163	437
Time deposits	(1,165)	787	(378)
Borrowings:
Repurchase agreements	(56)	(56)	(112)
Other borrowings	249	242	491
Total interest expense	(686)	1,145	459
Change in net interest income	$1,453	$1,296	$2,749

Net interest income, on a taxable-equivalent basis, for the first quarter of 2026 increased to $28.0 million compared to $25.3 million for the same period in 2025 due primarily to higher average balances of interest-earning assets and higher net interest margin. Annualized net interest margin increased 11 basis points to 4.27 percent for the first quarter of 2026 compared to the same period of 2025 due primarily to higher average interest rates on securities and lower average interest rates on deposits, partially offset by higher average cost of borrowings. The Federal Reserve Bank (FRB) target federal funds interest rate was at an upper limit of 4.50 percent at December 31, 2024 until the FRB began decreasing it in September 2025, decreasing it to 3.75 percent by December 31, 2025, where it remained during the first quarter of 2026. The yield on interest-earning assets increased by 6 basis points for the first quarter of 2026 compared to the same period in 2025. The cost of interest-bearing liabilities decreased by 10 basis points for the first quarter of 2026 compared to the same period in 2025. Average earning assets increased $193.8 million for the first quarter of 2026 compared to the same period in 2025. Average interest-bearing liabilities increased $157.5 million for the first quarter of 2026 compared to the same period in 2025. Average noninterest-bearing demand deposits increased $13.5 million for the first quarter of 2026 compared to the same period in 2025.

Average loans, which includes both loans held for investment and loans held for sale, increased $152.0 million to $2.11 billion for the first quarter of 2026 compared to the same period in 2025. Average loans at the community banking segment increased $135.2 million, or 9.2 percent, for the first quarter of 2026 compared to the same period in 2025 due primarily to growth in the commercial real estate, land acquisition and development, and equity lines segments of the loan portfolio. Average loans at the consumer finance segment decreased $1.0 million, or less than one percent, for the first quarter of 2026 compared to the same period in 2025 due primarily to a decrease in marine and recreational vehicle loans as the third party administrator of that program significantly decreased sales of those loans to outside parties during 2025, which led to the consumer finance segment ending future purchases under the program during the third quarter of 2025. The marine and recreational vehicle (RV) portfolio is expected to run off over the next several years as scheduled borrower payments are made on the existing loans. Average loans at the mortgage banking segment, which consist of loans held for sale, increased $17.8 million, or 84.7 percent, for the first quarter of 2026 compared to the same period in 2025.

The community banking segment average loan yield increased 5 basis points to 5.57 percent for the first quarter of 2026 compared to the same period in 2025 due primarily to renewals of fixed rate loans originated during periods of lower interest rates. The consumer finance segment average loan yield increased 11 basis points to 10.67 percent for the first quarter of 2026 compared to the same period in 2025 due primarily to a mix shift in the loan portfolio with the termination of the marine and RV loans program and the portfolio composition in general shifting towards originations within the past three years, when interest rates were higher, as balances on loans originated prior to that in periods of lower interest rates decline. The mortgage banking segment average loan yield decreased 91 basis points to 5.65 percent for the first quarter of 2026 compared to the same period in 2025 due to fluctuations in mortgage interest rates.

Average securities available for sale increased $18.2 million to $476.6 million for the first quarter of 2026 compared to the same period in 2025 due primarily to purchases of corporate debt and mortgage-backed securities outpacing maturities, calls and paydowns. The average yield on the securities portfolio on a taxable-equivalent basis increased 50 basis points to 3.42 percent for the first quarter of 2026 compared to the same period in 2025 due primarily to purchases of securities during recent periods at higher average yields relative to the average yield of the portfolio as a whole.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the FRB, increased $23.6 million to $79.4 million for the first quarter of 2026 compared to the same period in 2025. The average yield on interest-bearing deposits in other banks decreased 33 basis points for the first quarter of 2026 due primarily to the decreases in the federal funds interest rate beginning in September 2025.

Average savings and money market and interest-bearing demand deposits combined increased $80.2 million to $901.7 million for the first quarter of 2026 compared to the same period in 2025. Average noninterest-bearing demand deposits increased $13.5 million to $558.9 million for the first quarter of 2026 compared to the same period in 2025. Average time deposits increased $86.9 million to $908.8 million for the first quarter of 2026 compared to the same period in 2025. The average cost of interest-bearing deposits decreased 19 basis points to 2.21 percent for the first quarter of 2026 compared to the same period in 2025 due primarily to decreases in interest rates paid on time deposits. A portion of the increases in average deposits was due to the wind-down of the repurchase agreement program with certain commercial deposit customers during the third quarter of 2025. The average balance of these repurchase agreements was $28.2 million at March 31, 2025.

Average borrowings decreased $9.5 million to $112.3 million for the first quarter of 2026 compared to the same period in 2025 due primarily the wind-down of the repurchase agreement program, partially offset by higher average balances of subordinated debt. The average cost of borrowings increased 169 basis points for the first quarter of 2026 compared to the same period in 2025 due primarily to higher rates paid on subordinated debt and a shift in the mix of borrowings. The Corporation issued new subordinated notes with an aggregate principal amount of $40.0 million in the second quarter of 2025, which initially bear interest at a fixed rate of 7.50%, and concurrently repurchased its previously issued subordinated notes with aggregate principal amount of $20.0 million, which were to transition from a fixed rate of 4.875% to a floating rate at the then current three-month SOFR plus 475.5 basis points during the third quarter of 2025.

The Corporation believes that the effects of declining market interest rates, if continued in 2026, could adversely affect its net interest margin in the short term as its assets typically reprice downward more quickly than its deposits and borrowings. The majority of the Corporation’s time deposits have repriced within the past year and while some further declines in the cost of deposits are anticipated as certain time deposits reprice following the Federal Reserve’s lowering of the target federal funds interest rate during the third and fourth quarters of 2025, significant further decreases are not expected unless there are additional decreases in market interest rates or shifts in the mix of deposits. The Corporation also believes any such adverse impacts could be somewhat mitigated by renewals of fixed rate loans originated during periods of lower interest rates and purchases of securities available for sale with higher interest rates. The interest rate environment has grown increasingly uncertain during the first quarter of 2026 and the ultimate effect of market factors, including monetary policy actions taken by the Federal Reserve, on the Corporation’s net interest margin will also depend on other factors, including the Corporation’s ability to grow loans at the community banking and consumer finance segments, to compete for deposits, and the extent of its reliance on borrowings. The Corporation gives no assurance as to the timing or extent of changes in market interest rates or the impact of those changes or any other factor on the Corporation's ability to compete for loans and deposits or on its net interest margin. If market interest rates were to rise, net interest margin could be positively affected in the short term as the Corporation generally expects its assets to reprice upward more quickly than its deposits and borrowings.

Noninterest Income

TABLE 4: Noninterest Income

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Gains on sales of loans	$2,545	$1,847
Interchange income	1,577	1,475
Service charges on deposit accounts	1,020	990
Mortgage banking fee income	850	570
Mortgage lender services income	820	536
Wealth management services income, net	808	732
Other service charges and fees	504	498
Investment income from other equity interests	372	207
Unrealized (loss) gain on investments held in rabbi trust	(312)	211
Other income, net	366	507
Total noninterest income	$8,550	$7,573

Total noninterest income increased $977,000, or 12.9 percent, for the first quarter of 2026 compared to the same period in 2025 due primarily to higher volume of mortgage loan production at the mortgage banking segment which resulted in higher gains on sales of loans and higher mortgage banking fee income, higher mortgage lender services income, and higher investment income from other equity interests, partially offset by fluctuations in unrealized gains and losses on investments held in the rabbi trust.

The Corporation uses a rabbi trust to fund liabilities under its nonqualified deferred compensation plan. Unrealized gains and losses on investments held in the Corporation’s rabbi trust are offset by changes in deferred compensation liabilities, recorded in salaries and employee benefits expense.

Noninterest Expense

TABLE 5: Noninterest Expense

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Salaries and employee benefits:
Compensation, payroll taxes and employee benefits	$14,669	$13,272
(Decrease) increase in nonqualified deferred compensation plan liabilities	(312)	211
Total salaries and employee benefits	14,357	13,483

Occupancy expense	2,215	2,193
Data processing	3,175	2,866
Professional fees	917	921
Insurance expense	430	491
Marketing and advertising expenses	547	529
Loan processing and collection expenses	873	683
Other expenses:
Licenses and taxes expense	371	305
Telecommunication expenses	298	371
Postage and courier expenses	276	260
Travel and educational expenses	224	266
Other components of net periodic pension cost	(199)	(163)
Provision for indemnifications	(35)	(25)
All other noninterest expenses	866	879
Total other noninterest expenses	1,801	1,893
Total noninterest expense	$24,315	$23,059

Total noninterest expenses increased $1.3 million, or 5.4 percent, in the first quarter of 2026 compared to the same period in 2025 due primarily to higher salaries and employee benefits due to the addition of a seasoned lending team with the expansion into Southwest Virginia in the third quarter of 2025, annual compensation adjustments, and higher commissions from increased volume of mortgage loan production, as well as higher data processing and loan processing and collection expenses, partially offset by fluctuations in deferred compensation liabilities.

Changes in deferred compensation liabilities are offset by unrealized gains and losses on investments held in the Corporation’s rabbi trust and are recorded in noninterest income.

Income Taxes

The Corporation’s consolidated effective income tax rate was 18.6 percent for the first quarter of 2026 compared to 17.3 percent for the same period in 2025 due primarily to a higher share of income at the mortgage banking segment, which is subject to state income taxes, and lower income tax windfall related to the amount deductible upon vesting of restricted stock awards.

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

TABLE 6: Community Banking Segment Operating Results

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Interest income	$26,172	$23,384
Interest expense	10,335	10,381
Net interest income before allocation	15,837	13,003
Net interest allocation[1]	5,784	5,754
Net interest income	21,621	18,757
Provision for credit losses	300	100
Net interest income after provision for credit losses	21,321	18,657
Noninterest income:
Interchange income	1,577	1,475
Service charges on deposit accounts	1,038	1,007
Wealth management services income, net	808	732
Other service charges and fees	504	497
Investment income from other equity interests	372	207
Other income, net	197	312
Total noninterest income	4,496	4,230
Noninterest expense:
Salaries and employee benefits	10,117	9,279
Occupancy expense	1,854	1,830
Data processing	2,473	2,342
Professional fees	640	724
Insurance expense	380	416
Marketing and advertising expenses	420	384
Loan processing and collection expenses	39	42
Other expenses	1,157	1,215
Total noninterest expenses	17,080	16,232
Income before income taxes	8,737	6,655
Income tax expense	1,627	1,210
Net income	$7,110	$5,445
1	Interest expense is allocated to the mortgage banking and consumer finance segments through borrowings from the community banking segment.

The community banking segment reported net income of $7.1 million for the first quarter of 2026 compared to $5.4 million for the same period in 2025 due primarily to:

●	higher interest income resulting from higher average balances of loans and cash reserves and higher average interest rates on securities;

partially offset by:

●	higher salaries and employee benefits due primarily to the addition of a seasoned lending team with the expansion into Southwest Virginia in the third quarter of 2025 and annual compensation adjustments.

Net interest income for the community banking segment increased by $2.9 million to $21.6 million for the first quarter of 2026 compared to the same period in 2025 due primarily to an increase in net interest margin and higher average balances of earning assets. Average interest-earning asset yields were higher for the first quarter of 2026 compared to the same period in 2025 due primarily to higher average interest rates on securities available for sale. The average cost of interest-

bearing liabilities were lower for the first quarter of 2026 compared to the same period in 2025 due primarily to decreases in interest rates paid on time deposits. Interest income allocated to the community banking segment includes interest income on loans to the consumer finance and mortgage banking segments. These transactions are eliminated to reach consolidated totals.

The community banking segment recorded provision for credit losses of $300,000 for the first quarter of 2026 compared to provision for credit losses of $100,000 for the same period in 2025. Management believes that the level of the allowance for credit losses is adequate to reflect the net amount expected to be collected.

Noninterest income increased for the first quarter of 2026 compared to the same period in 2025 due primarily to higher investment income from other equity interests and higher interchange income. Noninterest expenses increased for the first quarter of 2026 compared to the same period in 2025 due primarily to higher salaries and employee benefits and higher data processing expenses.

Mortgage Banking:  The following table presents the mortgage banking operating results for the periods indicated.

TABLE 7: Mortgage Banking Segment Operating Results

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Interest income	$540	$339
Interest expense	—	—
Net interest income before allocation	540	339
Net interest allocation[1]	(232)	(72)
Net interest income	308	267
Provision for credit losses	—	—
Net interest income after provision for credit losses	308	267
Noninterest income:
Gains of sales of loans	2,729	1,985
Mortgage banking fee income	882	592
Mortgage lender services fee income	820	541
Other income	3	3
Total noninterest income	4,434	3,121
Noninterest expense:
Salaries and employee benefits	2,262	1,792
Occupancy expense	215	213
Data processing	372	226
Professional fees	28	26
Insurance expense	19	30
Marketing and advertising expenses	112	140
Loan processing and collection expenses	360	230
Provision for indemnifications	(35)	(25)
Other expenses	189	177
Total noninterest expenses	3,522	2,809
Income before income taxes	1,220	579
Income tax expense	310	148
Net income	$910	$431
1	Interest expense is allocated to the mortgage banking segment through borrowings from the community banking segment.

The mortgage banking segment reported net income of $910,000 for the first quarter of 2026 compared to $431,000 for the same period in 2025 due primarily to:

●	higher gains on sales of loans and higher mortgage banking fee income due to higher volume of mortgage loan originations; and
●	higher mortgage lender services fee income;

partially offset by:

●	higher variable expenses tied to mortgage loan origination volume such as commissions and bonuses, reported in salaries and employee benefits.

The following table presents mortgage loan originations and mortgage loans sold for the periods indicated.

TABLE 8: Mortgage Loan Originations

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Mortgage loan originations:
Purchases	$142,526	$101,640
Refinancings	37,076	12,110
Total mortgage loan originations[1]	$179,602	$113,750

Lock-adjusted originations[2]	$223,066	$142,340
1	Total mortgage loan originations does not include mortgage lender services.
2	Lock-adjusted originations includes the effect of changes in the volume of mortgage loan applications in process that have not closed, net of an estimated volume not expected to close.

Mortgage banking segment loan originations increased 57.9 percent for the first quarter of 2026 compared to the same period in 2025 as the mortgage interest rate environment has become more favorable, which led to an increase in both purchases and refinancings. Gains on sales of loans, while driven in part by mortgage loan originations, also includes the effects of changes in locked loan commitments, which reflect the volume of mortgage loan applications that are in process and have not closed. Lock-adjusted originations for the mortgage banking segment increased 56.7 percent for the first quarter of 2026 compared to the same period in 2025. Locked loan commitments were $90.9 million at March 31, 2026 compared to $44.6 million and $71.8 million at December 31, 2025 and March 31, 2025, respectively. Mortgage banking segment loan originations include originations of loans sold to the community banking segment, at prices similar to those paid by third-party investors. All interest expense at the mortgage banking segment is from variable rate borrowings from the community banking segment. These transactions are eliminated to reach consolidated totals.

Through the Lender Solutions division of the mortgage banking segment, mortgage lender services fee income is derived from providing mortgage origination functions to third-party mortgage lenders for a fee. Mortgage lender services fee income increased to $820,000 for the first quarter of 2026 compared to $541,000 for the same period in 2025 due primarily to increased mortgage loan volume in the industry.

During the first quarter of 2026, the mortgage banking segment recorded net reversals of provision for indemnification losses of $35,000 compared to net reversals of provision for indemnification losses of $25,000 for the same period in 2025. The release of indemnification reserves in 2026 and 2025 was due primarily to lower volume of mortgage loan originations in recent years compared to years prior when the indemnification reserve was increased due to higher volume coming out of the pandemic, improvement in the mortgage banking segment’s assessment of borrower payment performance and other factors affecting expected losses on mortgage loans sold in the secondary market, such as time since origination. Management believes that the indemnification reserve is sufficient to absorb losses related to loans that have been sold in the secondary market.

Consumer Finance:  The following table presents the consumer finance operating results for the periods indicated.

TABLE 9: Consumer Finance Segment Operating Results

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Interest income	$12,218	$12,123
Interest expense	—	—
Net interest income before allocation	12,218	12,123
Net interest allocation[1]	(5,552)	(5,682)
Net interest income	6,666	6,441
Provision for credit losses	3,300	2,900
Net interest income after provision for credit losses	3,366	3,541
Noninterest income	154	177
Noninterest expense:
Salaries and employee benefits	2,032	1,977
Occupancy expense	146	150
Data processing	321	290
Professional fees	194	91
Insurance expense	31	45
Marketing and advertising expenses	15	5
Loan processing and collection expenses	474	411
Other expenses	415	436
Total noninterest expenses	3,628	3,405
Income before income taxes	(108)	313
Income tax expense	(27)	87
Net income	$(81)	$226
1	Interest expense is allocated to the consumer finance segment through borrowings from the community banking segment.

The consumer finance segment reported a net loss of $81,000 for the first quarter of 2026 compared to net income of $226,000 for the same period in 2025 due primarily to:

●	higher provision for credit losses due primarily to higher net charge-offs; and
●	higher professional fees and higher loan processing and collection expenses;

partially offset by:

●	higher interest income resulting from higher loan yields due primarily to a shift in the mix of the loan portfolio with the termination of the lower-yielding marine and recreational vehicle loan program; and
●	lower interest expense allocation on borrowings from the community banking segment as a result of lower average interest rates.

Average loans decreased $1.0 million, or less than one percent, for the first quarter of 2026 compared to the same period in 2025 due primarily to a decrease in marine and recreational vehicle loans as the third party administrator of that program significantly decreased sales of those loans to outside parties during 2025, which led to the consumer finance segment ending future purchases under the program during the third quarter of 2025. The marine and recreational vehicle portfolio is expected to run off over the next several years as scheduled borrower payments are made on the existing loans. All interest expense at the consumer finance segment is from fixed and variable rate borrowings from the community banking segment. These transactions are eliminated to reach consolidated totals.

The consumer finance segment recorded $3.3 million in provision for credit losses for the first quarter of 2026 compared to $2.9 million for the same period in 2025. Net charge-offs increased due primarily to an increase in delinquent loans and repossessions. If loan performance deteriorates, resulting in further elevated delinquencies or net charge-offs, the provision for credit losses may increase in future periods.

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

The following tables present the Corporation’s credit loss experience for the periods indicated.

TABLE 10: Allowance for Credit Losses

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
For the three months ended March 31, 2026:
Balance at December 31, 2025	$13,239	$4,179	$22,259	$39,677
Provision charged to operations	146	4	3,300	3,450
Loans charged off	—	(65)	(4,626)	(4,691)
Recoveries of loans previously charged off	26	35	1,168	1,229
Balance at March 31, 2026	$13,411	$4,153	$22,101	$39,665

Average loans[2]	$1,200,935	$401,834	$464,541	$2,067,310
Ratio of annualized net (recoveries) charge-offs to average loans	(0.01)%	0.03%	2.98%	0.67%

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
For the three months ended March 31, 2025:
Balance at December 31, 2024	$13,347	$4,032	$22,708	$40,087
Provision charged to operations	69	81	2,900	3,050
Loans charged off	—	(61)	(4,073)	(4,134)
Recoveries of loans previously charged off	9	34	997	1,040
Balance at March 31, 2025	$13,425	$4,086	$22,532	$40,043

Average loans[2]	$1,088,690	$380,535	$465,526	$1,934,751
Ratio of annualized net (recoveries) charge-offs to average loans	(0.00)%	0.03%	2.64%	0.64%

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

TABLE 11: Allocation of Allowance for Credit Losses

	March 31,	December 31,
(Dollars in thousands)	2026	2025
Allocation of allowance for credit losses:
Commercial	$13,411	$13,239
Consumer	4,153	4,179
Consumer Finance	22,101	22,259
Total allowance for credit losses	$39,665	$39,677
Ratio of loans to total period-end loans:
Commercial	58%	57%
Consumer	19	20
Consumer Finance	23	23
	100%	100%

Loans are required to be measured at amortized cost and to be presented at the net amount expected to be collected. Credit losses on available for sale debt securities are accounted for as an allowance for credit losses, which is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value and the amount expected to be collected on the financial asset. The Corporation concluded that a credit loss did not exist in its securities portfolio at March 31, 2026, and no allowance for credit losses has been recognized. Off balance sheet credit exposures, including loan commitments, are not recorded on balance sheet, but expected credit losses arising from off balance sheet credit exposures are recorded as a reserve for unfunded commitments and reported in Other Liabilities. The following table presents the Corporation’s reserve for unfunded commitments for the periods indicated.

TABLE 12: Reserve for Unfunded Commitments

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Balance at the beginning of period	$1,600	$1,800
Provision charged to operations	150	(50)
Total	$1,750	$1,750

The allowance for credit losses on loans and available for sale debt securities and the reserve for unfunded commitments are established through a provision for credit losses charged against earnings. The following table presents a breakdown of the provision for credit losses for the periods indicated.

TABLE 13: Provision for Credit Losses

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Provision for credit losses:
Provision for loans	$3,450	$3,050
Provision for unfunded commitments	150	(50)
Total	$3,600	$3,000

TABLE 14: Credit Quality Indicators

Loans by credit quality indicators as of March 31, 2026 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Commercial real estate	$870,573	$70	$—	$—	$870,643
Commercial business	118,518	107	—	2	118,627
Construction - commercial real estate	75,262	—	—	—	75,262
Land acquisition and development	82,475	—	—	—	82,475
Builder lines	31,058	—	—	—	31,058
Construction - consumer real estate	32,540	—	—	—	32,540
Residential mortgage	314,913	607	60	1,097	316,677
Equity lines	76,826	94	—	—	76,920
Other consumer	10,204	—	—	—	10,204
	$1,612,369	$878	$60	$1,099	$1,614,406

(Dollars in thousands)	Very Good	Good	Fairly Good	Fair	Marginal	Total
Consumer finance - automobiles	$50,462	$117,494	$133,941	$83,974	$19,602	$405,473
Consumer finance - marine and recreational vehicles	36,532	18,237	404	—	—	55,173
	$86,994	$135,731	$134,345	$83,974	$19,602	$460,646
1At March 31, 2026, the Corporation did not have any loans classified as Doubtful or Loss.

Loans by credit quality indicators as of December 31, 2025 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Commercial real estate	$835,360	$72	$—	$—	$835,432
Commercial business	115,710	—	—	—	115,710
Construction - commercial real estate	99,604	—	—	—	99,604
Land acquisition and development	66,248	—	—	—	66,248
Builder lines	37,938	—	—	—	37,938
Construction - consumer real estate	29,288	—	—	—	29,288
Residential mortgage	317,686	655	60	1,135	319,536
Equity lines	76,359	101	—	—	76,460
Other consumer	10,085	—	—	—	10,085
	$1,588,278	$828	$60	$1,135	$1,590,301

(Dollars in thousands)	Very Good	Good	Fairly Good	Fair	Marginal	Total
Consumer finance - automobiles	$49,347	$114,539	$135,569	$86,336	$20,521	$406,312
Consumer finance - marine and recreational vehicles	38,531	19,023	409	—	—	57,963
	$87,878	$133,562	$135,978	$86,336	$20,521	$464,275
1	At December 31, 2025, the Corporation did not have any loans classified as Doubtful or Loss.

Table 15 summarizes the Corporation’s credit ratios on a consolidated basis and Table 16 summarizes nonperforming assets by principal business segment as of March 31, 2026 and December 31, 2025.  The mortgage banking segment did not have any nonperforming assets as March 31, 2026 or December 31, 2025.

TABLE 15: Consolidated Credit Ratios

	March 31,	December 31,
(Dollars in thousands)	2026	2025
Total loans[1]	$2,075,052	$2,054,576
Nonaccrual loans	$2,012	$2,157
Allowance for credit losses (ACL)	$39,665	$39,677
Nonaccrual loans to total loans	0.10%	0.10%
ACL to total loans	1.91%	1.93%
ACL to nonaccrual loans	1,971.42%	1,839.45%
1Total loans does not include loans held for sale at the mortgage banking segment.

TABLE 16: Nonperforming Assets

Community Banking Segment

	March 31,	December 31,
(Dollars in thousands)	2026	2025
Total loans	$1,614,406	$1,590,301
Nonaccrual loans	$1,099	$1,135
ACL	$17,564	$17,418
Nonaccrual loans to total loans	0.07%	0.07%
ACL to total loans	1.09%	1.10%
ACL to nonaccrual loans	1,598.18%	1,534.63%
Annualized year-to-date net charge-offs to average total loans	0.00%	0.01%

Consumer Finance Segment

	March 31,	December 31,
(Dollars in thousands)	2026	2025
Total loans	$460,646	$464,275
Nonaccrual loans	$913	$1,022
Repossessed assets	$879	$937
ACL	$22,101	$22,259
Nonaccrual loans to total loans	0.20%	0.22%
ACL to total loans	4.80%	4.79%
ACL to nonaccrual loans	2,420.70%	2,177.98%
Annualized year-to-date net charge-offs to average total loans	2.98%	2.59%

The community banking segment’s nonaccrual loans were $1.1 million at both March 31, 2026 and December 31, 2025. The community banking segment recorded a provision for credit losses of $300,000 for the first quarter of 2026 compared to a provision for credit losses of $100,000 for the same period in 2025. At March 31, 2026, the allowance for credit losses increased to $17.6 million compared to $17.4 million at December 31, 2025. The allowance for credit losses as a percentage of total loans decreased to 1.09 percent at March 31, 2026 from 1.10 percent at December 31, 2025. Management believes that the level of the allowance for credit losses is adequate to reflect the net amount expected to be collected.

Nonaccrual loans at the consumer finance segment were $913,000 at March 31, 2026 compared to $1.0 million at December 31, 2025. Nonaccrual consumer finance loans remain low relative to the allowance for credit losses and the total consumer finance loan portfolio because the consumer finance segment generally initiates repossession of loan collateral once a loan becomes more than 60 days delinquent. Repossessed vehicles of the consumer finance segment are classified as other assets and consist only of vehicles the Corporation has the legal right to sell. Prior to the reclassification from loans to repossessed vehicles, the difference between the carrying amount of each loan and the fair value of each vehicle

(i.e. the deficiency) is charged against the allowance for credit losses. At March 31, 2026, repossessed vehicles available for sale totaled $879,000 compared to $937,000 at December 31, 2025.

The consumer finance segment experienced net charge-offs at an annualized rate of 2.98 percent of average total loans for the first quarter of 2026 compared to 2.64 percent for the same period of 2025 due primarily to an increase in delinquent loans and repossessions. At March 31, 2026, total delinquent loans as a percentage of total loans was 3.35 percent compared to 4.38 percent at December 31, 2025 and 3.05 percent at March 31, 2025. The allowance for credit losses was $22.1 million, or 4.80 percent of total loans, at March 31, 2026 compared to $22.3 million, or 4.79 percent of total loans, at December 31, 2025.

The consumer finance segment at times offers payment deferrals to borrowers as a portfolio management technique to achieve higher ultimate cash collections on select loan accounts. A significant reliance on deferrals as a means of managing collections may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio. Average amounts of payment deferrals of automobile loans on a monthly basis, which are not included in delinquent loans, were 1.34 percent of average automobile loans outstanding during the first quarter of 2026 compared to 2.50 percent during the fourth quarter of 2025 and 1.75 percent during the first quarter of 2025.

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

The consumer finance segment’s focus has included “non-prime” borrowers and, therefore, the anticipated rates of delinquencies, defaults, repossessions and losses on the consumer finance loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by changes in general economic conditions. Changes in economic conditions may also affect consumer demand for used automobiles and values of automobiles securing outstanding loans, due to changes in demand or changes in levels of inventory of used automobiles, which may directly affect the amount of a loss incurred by the consumer finance segment in the event of default. While we manage the higher risk inherent in loans made to “non-prime” borrowers through the underwriting criteria, portfolio management and collection methods employed by the consumer finance segment, we cannot guarantee that these criteria or methods will afford adequate protection against these risks. With the consumer finance segment’s scorecard model for purchasing loan contracts, the credit-worthiness of borrowers at origination has improved for automobile loans purchased, however, we cannot provide any assurances regarding the level of the consumer finance segment’s net charge-off ratio in future periods. However, we believe that the current allowance for credit losses is adequate to reflect the net amount expected to be collected on existing consumer finance segment loans that may become uncollectible. If factors influencing the consumer finance segment result in higher net charge-off ratios in future periods, the consumer finance segment may need to increase the level of its allowance for credit losses through additional provisions for credit losses, which could negatively affect future earnings of the consumer finance segment.

FINANCIAL CONDITION

At March 31, 2026, the Corporation had total assets of $2.8 billion, an increase of $45.3 million since December 31, 2025. The increase was attributable primarily to growth in loans held for investment, loans held for sale and available for sale securities, funded by growth in deposits. The significant components of the Corporation’s Consolidated Balance Sheets are discussed below.

Loan Portfolio

Tables 17, 18 and 19 present information pertaining to the composition of loans held for investment, the composition of commercial real estate and construction commercial real estate loans, and the maturity/repricing of certain loans held for investment, respectively.

TABLE 17: Summary of Loans Held for Investment

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$870,643	42%	$835,432	41%
Commercial business	118,627	5	115,710	5
Construction - commercial real estate	75,262	4	99,604	5
Land acquisition and development	82,475	4	66,248	3
Builder lines	31,058	1	37,938	2
Construction - consumer real estate	32,540	2	29,288	1
Residential mortgage	316,677	15	319,536	16
Equity lines	76,920	3	76,460	3
Other consumer	10,204	1	10,085	1
Consumer finance - automobiles	405,473	20	406,312	20
Consumer finance - marine and recreational vehicles	55,173	3	57,963	3
Subtotal	2,075,052	100%	2,054,576	100%
Less allowance for credit losses	(39,665)		(39,677)
Loans, net	$2,035,387		$2,014,899

During the first quarter of 2026, loans held for investment increased $20.5 million to $2.04 billion at March 31, 2026 due primarily to growth in commercial real estate and land acquisition and development loans, partially offset by a decrease in construction loans at the community banking segment.

TABLE 18: Commercial Real Estate and Construction Commercial Real Estate Loans

	March 31, 2026
(Dollars in thousands)	Amount	% of Commercial Real Estate and Construction Commercial Real Estate Loans	% of Total
Multifamily	$175,804	18.6%	8.5%
Retail	159,662	16.9	7.7
Office	122,183	12.9	5.9
1-4 family investment properties	105,083	11.1	5.1
Hotels	102,136	10.8	4.9
Industrial/warehouse	87,322	9.2	4.2
Mini-storage	69,409	7.3	3.3
Medical office	45,284	4.8	2.2
Other	79,022	8.4	3.8
	$945,905	100%	45.6%

	December 31, 2025
(Dollars in thousands)	Amount	% of Commercial Real Estate and Construction Commercial Real Estate Loans	% of Total
Multifamily	$177,215	19.0%	8.6%
Retail	162,677	17.4	7.9
Office	123,274	13.2	6.0
1-4 family investment properties	99,526	10.6	4.8
Hotels	100,858	10.8	4.9
Industrial/warehouse	85,479	9.1	4.2
Mini-storage	66,983	7.2	3.3
Medical office	43,447	4.6	2.1
Other	75,577	8.1	3.7
	$935,036	100%	45.5%

TABLE 19: Maturity/Repricing Schedule of Loans Held for Investment

	March 31, 2026
(Dollars in thousands)	Commercial	Consumer	Consumer Finance	Total
Variable Rate:
Within 1 year	$357,547	$77,892	$—	$435,439
1 to 5 years	87,732	748	—	88,480
5 to 15 years	7,498	—	—	7,498
After 15 years	—	—	—	—
Fixed Rate:
Within 1 year	117,658	7,897	4,559	130,114
1 to 5 years	412,923	110,058	220,517	743,498
5 to 15 years	213,705	167,037	235,570	616,312
After 15 years	13,542	40,169	—	53,711

	$1,210,605	$403,801	$460,646	$2,075,052

Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At March 31, 2026 and December 31, 2025, all debt securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 20: Securities Available for Sale

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. Treasury securities	$4,908	1%	$4,887	1%
U.S. government agencies and corporations	53,650	11	55,710	12
Mortgage-backed securities	220,423	47	205,832	45
Obligations of states and political subdivisions	157,874	34	157,091	34
Corporate and other debt securities	33,764	7	34,591	8
Total available for sale securities at fair value	$470,619	100%	$458,111	100%

During the first quarter of 2026, securities available for sale increased $12.5 million to $470.6 million at March 31, 2026 due primarily to an increase in mortgage-backed securities, partially offset by a decrease in U.S. government agencies and corporations securities. Net unrealized losses in the market value of securities available for sale increased to $14.8 million at March 31, 2026 compared to $12.9 million at December 31, 2025.

For more information about the Corporation’s securities available for sale, including information about securities in an unrealized loss position at March 31, 2026 and December 31, 2025, see Part I, Item 1, “Financial Statements” under the heading “Note 2: Securities” in this Quarterly Report on Form 10-Q.

The following table presents additional information pertaining to the composition of the securities portfolio at amortized cost, by the earlier of contractual maturity or expected maturity.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties. The total effective duration of the investment portfolio was 3.7 years as of March 31, 2026.

TABLE 21: Maturity of Securities

	March 31, 2026
		Weighted
	Amortized	Average
(Dollars in thousands)	Cost	Yield [1]
U.S. Treasury securities:
Maturing within 1 year	$4,995	1.38%
Total U.S. Treasury securities	4,995	1.38
U.S. government agencies and corporations:
Maturing within 1 year	6,607	1.63
Maturing after 1 year, but within 5 years	32,459	1.40
Maturing after 5 years, but within 10 years	18,438	2.04
Maturing after 10 years	1,101	2.46
Total U.S. government agencies and corporations	58,605	1.65
Mortgage-backed securities:
Maturing within 1 year	31,870	2.74
Maturing after 1 year, but within 5 years	93,064	2.89
Maturing after 5 years, but within 10 years	61,906	3.28
Maturing after 10 years	40,446	4.52
Total mortgage-backed securities	227,286	3.27
States and municipals:[1]
Maturing within 1 year	30,486	3.78
Maturing after 1 year, but within 5 years	50,202	2.90
Maturing after 5 years, but within 10 years	50,926	4.50
Maturing after 10 years	28,257	4.73
Total states and municipals	159,871	3.90
Corporate and other debt securities:
Maturing within 1 year	9,500	3.28
Maturing after 1 year, but within 5 years	10,929	6.43
Maturing after 5 years, but within 10 years	14,204	7.06
Total corporate and other debt securities	34,633	5.82
Total securities:
Maturing within 1 year	83,458	3.01
Maturing after 1 year, but within 5 years	186,654	2.84
Maturing after 5 years, but within 10 years	145,474	3.92
Maturing after 10 years	69,804	4.57
Total securities	$485,390	3.44
1.	Yields on tax-exempt securities have been computed on a taxable-equivalent basis using the federal corporate income tax rate of 21 percent. The weighted average yield is calculated based on the relative amortized costs of the securities.

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first quarter of 2026, deposits increased $53.7 million to $2.40 billion at March 31, 2026 due primarily to increases in time deposits and noninterest-bearing demand deposits. The increase in deposits was due in part to higher average balances within deposit accounts and the opening of new deposit accounts. The Corporation had $143.5 million in municipal deposits at March 31, 2026 compared to $162.4 million at December 31, 2025.

The Corporation had $18.0 million and $25.0 million in brokered time deposits outstanding at March 31, 2026 and December 31, 2025, respectively.  The Corporation may continue to use brokered deposits on a limited basis as a means of maintaining and diversifying liquidity and funding sources.

Borrowings

During the first quarter of 2026, borrowings decreased $10.0 million to $103.3 million at March 31, 2026 due primarily to the repayment of FHLB advances during the first quarter of 2026.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available for sale, totaled $428.9 million at March 31, 2026 compared to $406.4 million at December 31, 2025. The Corporation’s funding sources, including capacity, amount outstanding and amount available at March 31, 2026 are presented in Table 22. The Corporation’s capacity decreased $3.4 million from December 31, 2025 due primarily to fluctuations in loans pledged to the FRB and FHLB and the Corporation’s amount available increased $6.6 million from December 31, 2025 due primarily to the repayment of FHLB advances during the first quarter of 2026.

TABLE 22: Funding Sources

	March 31, 2026
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$75,000	$—	$75,000
Borrowings from FHLB	282,641	30,000	252,641
Borrowings from FRB	353,760	—	353,760
Total	$711,401	$30,000	$681,401

	December 31, 2025
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$75,000	$—	$75,000
Borrowings from FHLB	276,703	40,000	236,703
Borrowings from FRB	363,100	—	363,100
Total	$714,803	$40,000	$674,803

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

Uninsured deposits represent an estimate of amounts above the Federal Deposit Insurance Corporation (FDIC) insurance coverage limit of $250,000. As of March 31, 2026, the Corporation’s uninsured deposits were approximately $745.7 million, or 31.1 percent of total deposits. Excluding intercompany cash holdings and municipal deposits which are secured with pledged securities, amounts uninsured were approximately $578.4 million, or 24.1 percent of total deposits as of March 31, 2026, compared to $527.8 million, or 22.5 percent of total deposits as of December 31, 2025. The Corporation’s liquid assets and borrowing availability as of March 31, 2026 totaled $1.1 billion, exceeding uninsured deposits, excluding intercompany cash holdings and secured municipal deposits, by $531.9 million.

The Corporation’s internal policy limits brokered deposits to 20 percent of total deposits, representing approximately $577.4 million of additional net availability for additional brokered deposits as of March 31, 2026.

In the ordinary course of business, the Corporation has entered into contractual obligations and has made other commitments to make future payments.  For further information concerning the Corporation’s expected timing of such payments refer to “Item 8. Financial Statements and Supplementary Data,” under the headings “Note 9: Leases,” “Note 11: Borrowings,” and “Note 18: Commitments and Contingent Liabilities” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2025.

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

The disclosure below presents the Corporation’s and the Bank’s actual capital amounts and ratios under currently applicable regulatory capital standards.  Under the small bank holding company policy statement of the Federal Reserve Board, which applies to certain bank holding companies with consolidated total assets of less than $3 billion, the Corporation was not subject to regulatory capital requirements at March 31, 2026. The following tables reflect the Corporation’s consolidated capital as determined under regulations that apply to bank holding companies that are not small bank holding companies and minimum capital requirements that would apply to the Corporation if it were not a small bank holding company.  Although the minimum regulatory capital requirements are not applicable to the Corporation, the Corporation calculates these ratios for its own planning and monitoring purposes. Total risk-weighted assets at March 31, 2026 for the Corporation were $2.31 billion and for the Bank were $2.28 billion. Total risk-weighted assets at December 31, 2025 for the Corporation were $2.26 billion and for the Bank were $2.23 billion. As of March 31, 2026, the Bank met all capital adequacy requirements to which it is subject.

TABLE 23: Regulatory Capital

	March 31, 2026
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$348,629	15.1%	$184,653	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	279,622	12.1	138,490	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	254,622	11.0	103,867	4.5		N/A	N/A
Tier 1 leverage ratio	279,622	10.1	111,230	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$334,896	14.7%	$182,430	8.0%		$228,037	10.0%
Tier 1 risk-based capital ratio	306,232	13.4	136,822	6.0		182,430	8.0
Common Equity Tier 1 capital ratio	306,232	13.4	102,617	4.5		148,224	6.5
Tier 1 leverage ratio	306,232	11.1	110,342	4.0		137,928	5.0

	December 31, 2025
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$342,856	15.2%	$180,649	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	274,469	12.2	135,487	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	249,469	11.0	101,615	4.5		N/A	N/A
Tier 1 leverage ratio	274,469	10.0	110,060	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$330,859	14.8%	$178,421	8.0%		$223,026	10.0%
Tier 1 risk-based capital ratio	302,815	13.6	133,816	6.0		178,421	8.0
Common Equity Tier 1 capital ratio	302,815	13.6	100,362	4.5		144,967	6.5
Tier 1 leverage ratio	302,815	11.1	109,173	4.0		136,466	5.0

The regulatory risk-based capital amounts presented above include:  (1) common equity tier 1 capital (CET1) which consists principally of common stock (including surplus) and retained earnings with adjustments for goodwill and intangible assets; (2) Tier 1 capital which consists principally of CET1 plus the Corporation’s “grandfathered” trust preferred securities; and (3) Tier 2 capital which consists principally of Tier 1 capital plus a limited amount of the allowance for credit losses and $40.0 million of outstanding subordinated notes of the Corporation. The Total Capital ratio, Tier 1 Capital ratio and CET1 ratio are calculated as a percentage of risk-weighted assets. The Tier 1 Leverage ratio is calculated as a percentage of average tangible assets. In addition, the Corporation has made the one-time irrevocable election to continue treating accumulated other comprehensive income (AOCI) under regulatory standards that were in place prior to the Basel III Final Rule in order to eliminate volatility of regulatory capital that can result from fluctuations in AOCI and the inclusion of AOCI in regulatory capital, as would otherwise be required under the Basel III Capital Rule. As a result of this election, changes in AOCI, including unrealized losses on securities available for sale, do not affect regulatory capital amounts shown in the table above for the Corporation or the Bank. For additional information about the Basel III Final Rules, see “Item 1. Business” under the heading “Regulation and Supervision” and “Item 8. Financial Statements and Supplementary Data,” under the heading “Note 17: Regulatory Requirements and Restrictions” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2025.

In addition to the regulatory risk-based capital requirements, the Bank must maintain a capital conservation buffer of 2.5 percent of risk-weighted assets as required by the Basel III Final Rule. Including the capital conservation buffer, the minimum ratios are a common equity Tier 1 risk-based capital ratio of 7.0 percent, a Tier 1 risk-based capital ratio of 8.5 percent, and a total risk-based capital ratio of 10.5 percent. The Corporation and the Bank exceeded these ratios at March 31, 2026 and December 31, 2025.

The Corporation’s capital resources are impacted by its share repurchase programs. The Board of Directors authorized a program, effective January 1, 2026 through December 31, 2026, to repurchase up to $5.0 million of the Corporation’s common stock (the 2026 Repurchase Program). Repurchases under the 2026 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, (Exchange Act) and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions, and there is no assurance that the Corporation will purchase any shares under the 2026 Repurchase Program. During the three months ended March 31, 2026, the Corporation repurchased 4,279 shares, or $309,000, of its common stock under the 2026 Repurchase Program. As of March 31, 2026, there was $4.7 million remaining available for repurchases of the Corporation’s common stock under the 2026 Repurchase Program.

USE OF CERTAIN NON-GAAP FINANCIAL MEASURES

The accounting and reporting policies of the Corporation conform to GAAP in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of the Corporation’s performance. These include net tangible income attributable to the Corporation, ROTCE, tangible book value per share, and the following fully-taxable equivalent (FTE) measures: interest and fees on loans-FTE, interest and dividends on securities-FTE, total interest income-FTE and net interest income-FTE. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented.

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

TABLE 24: Non-GAAP Table

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Reconciliation of Certain Non-GAAP Financial Measures
Return on Average Tangible Common Equity
Average total equity, as reported	$266,763	$230,795
Average goodwill	(25,191)	(25,191)
Average other intangible assets	(896)	(1,118)
Average noncontrolling interest	(590)	(637)
Average tangible common equity	$240,086	$203,849

Net income	$6,794	$5,395
Amortization of intangibles	25	62
Net income attributable to noncontrolling interest	(47)	(27)
Net tangible income attributable to C&F Financial Corporation	$6,772	$5,430

Annualized return on average equity, as reported	10.19%	9.35%
Annualized return on average tangible common equity	11.28%	10.65%

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Fully Taxable Equivalent Net Interest Income[1]
Interest and fees on loans	$34,715	$32,382
FTE adjustment	47	46
FTE interest and fees on loans	$34,762	$32,428

Interest and dividends on securities	$3,780	$3,104
FTE adjustment	291	242
FTE interest and dividends on securities	$4,071	$3,346

Total interest income	$39,146	$35,988
FTE adjustment	338	288
FTE interest income	$39,484	$36,276

Net interest income	$27,709	$25,010
FTE adjustment	338	288
FTE net interest income	$28,047	$25,298
1	Assuming a tax rate of 21%.

	March 31,	December 31,
(Dollars in thousands except for per share amounts)	2026	2025
Tangible Book Value Per Share
Equity attributable to C&F Financial Corporation	$265,470	$261,753
Less goodwill	(25,191)	(25,191)
Less other intangible assets	(884)	(909)
Tangible equity attributable to C&F Financial Corporation	$239,395	$235,653

Shares outstanding	3,248,149	3,245,972

Book value per share	$81.73	$80.64
Tangible book value per share	$73.70	$72.60

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Corporation’s expectations, plans, objectives or beliefs regarding future financial performance and other statements that are not historical facts, which may constitute “forward-looking statements” as defined by federal securities laws.  Forward-looking statements generally can be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “may,” “might,” “will,” “intend,” “target,” “should,” “could,” or similar expressions, are not statements of historical fact, and are based on management’s beliefs, assumptions and expectations regarding future events or performance as of the date of this report, taking into account all information currently available.  These statements may include, but are not limited to: statements regarding expected future operations and financial performance; expected trends in yields on loans; expected future recovery of investments in debt securities; future dividend payments and share repurchases; deposit trends; charge-offs and delinquencies; changes in cost of funds and net interest margin and items affecting net interest margin; strategic business initiatives, including our expansion into Southwest Virginia, and the anticipated effects thereof; changes in interest rates and the effects thereof on net interest income; expected impact of unrealized losses on earnings and regulatory capital of the Corporation or the Bank; expected renewal of unsecured federal funds agreements; expected impact of unrealized losses on earnings and regulatory capital of the Corporation or the Bank; mortgage loan originations; expectations regarding the Bank’s regulatory risk-based capital requirement levels; competition; our loan portfolio; our digital services; the adoption of artificial intelligence; deposit trends; improving operational efficiencies; retention of qualified loan officers and expectations regarding new mortgage loan originations; higher quality automobile loan contracts; expectations regarding the runoff of the marine and recreational vehicle portfolio; technology initiatives; our diversified business strategy; asset quality; credit quality; adequacy of allowances for credit losses and the level of future charge-offs; market interest rates and housing inventory and resulting effects on mortgage loan origination volume; sources of liquidity; adequacy of the reserve for indemnification losses related to loans sold in the secondary market; capital levels; the effect of future market and industry trends and conditions; the effects of future interest rate levels and fluctuations; cybersecurity risks; inflation; statements regarding the Transaction, including the Corporation’s expected gain to be recognized on the Transaction, and statements regarding the Corporation’s strategic restructuring of its securities available for sale portfolio following completion of the Transaction.  These forward-looking statements are subject to significant risks and uncertainties due to factors that could have a material adverse effect on the operations and future prospects of the Corporation including, but not limited to, changes in:

●	interest rates, such as volatility in short-term interest rates or yields on U.S. Treasury bonds, fluctuations in interest rates following actions by the Federal Reserve and increases or volatility in mortgage interest rates
●general business conditions, as well as conditions within the financial markets
●general economic conditions, including unemployment levels, inflation rates, supply chain disruptions, slowdowns in economic growth and government shutdowns
●general market conditions, including disruptions due to pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, changes in trade policy and the implementation of tariffs, geopolitical tensions, war and other military conflicts (including the conflict in the Middle East and potential associated impacts on interest rates and energy prices) or other major events, or the prospect of these events
●average loan yields and securities yields and average costs of interest-bearing deposits and borrowings
●financial services industry conditions, including bank failures or rumors of such failures, the soundness of other financial institutions or concerns involving liquidity, along with actions taken by governmental agencies to address such conditions, and the effects on financial institutions, including us, on, among other things, the ability to attract or retain depositors and to borrow or raise capital
●labor market conditions, including attracting, hiring, training, motivating and retaining qualified employees
●the legislative and regulatory climate, regulatory initiatives with respect to financial institutions, products and services, the Consumer Financial Protection Bureau (the CFPB) and the regulatory and enforcement activities of the CFPB
●monetary and fiscal policies of the U.S. Government, including policies of the FDIC, U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System (the Federal Reserve Board), and the effect of these policies on interest rates and business in our markets
●demand for financial services in the Corporation’s market areas
●the value of securities held in the Corporation’s investment portfolios

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
●deposit flows
●the possibility that the expected financial impacts of the Transaction or the Corporation’s strategic restructuring of its securities available for sale portfolio following completion of the Transaction may differ from current expectations, including as a result of post-closing price or other adjustments to consideration received with respect to the Transaction, as well as business, economic, tax and other factors affecting the Transaction and the strategic restructuring of the Corporation’s securities portfolio
●the strength of the Corporation’s counterparties
●the availability of lines of credit from the FHLB and other counterparties
●competition from both banks and non-banks, including competition in the automobile finance market
●services provided by, or the level of the Corporation’s reliance upon, third parties for key services
●the commercial and residential real estate markets, including changes in property values
●the demand for residential mortgages and conditions in the secondary residential mortgage loan markets
●the Corporation’s technology initiatives and other strategic initiatives
●the Corporation’s branch expansion, relocation and consolidation plans
●cyber threats, attacks or events, including emerging issues related to the development and use of artificial intelligence that could give rise to legal or regulatory action or increase cybersecurity threats
●C&F Bank’s product offerings
●accounting principles, policies and guidelines, and elections made by the Corporation thereunder

These risks and uncertainties, and the risks discussed in more detail in Item 1A. “Risk Factors,” of Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2025 and other reports filed with the SEC should be considered in evaluating the forward-looking statements contained herein.

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

The simulation analysis results, based on a measurement date balance sheet as of March 31, 2026, for hypothetical changes in net interest income over the next twelve months are presented in the following table.

 One-Year Net Interest Income Simulation (dollars in thousands)

	Hypothetical Change in Net
	Interest Income
	Over the Next Twelve Months
	as of
	March 31, 2026		December 31, 2025
Assumed Market Interest Rate Shift	Dollars	Percentage	Dollars	Percentage
-300 BP shock	$(11,543)	(9.23)%	$(11,464)	(9.41)%
-200 BP shock	(8,047)	(6.43)	(7,971)	(6.54)
-100 BP shock	(3,697)	(2.95)	(3,669)	(3.01)
+100 BP shock	1,165	0.93	1,233	1.01
+200 BP shock	2,282	1.82	2,177	1.79
+300 BP shock	3,319	2.65	3,010	2.47

These results indicate that the Corporation would expect net interest income to decrease over the next twelve months assuming an immediate downward shift in market interest rates of 100 BP to 300 BP and to increase if rates shifted upward to the same degree. As of March 31, 2026, the Corporation’s net interest income sensitivity to both an increase and decrease in market interest rates is similar to its position as of December 31, 2025 as the shifts in the mix of earning assets and in the mix of deposits and borrowings had minimal impact over the first three months of 2026.

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

Static EVE Change (dollars in thousands)

	Hypothetical Change in EVE
	as of
	March 31, 2026		December 31, 2025
Assumed Market Interest Rate Shift	Dollars	Percentage	Dollars	Percentage
-300 BP shock	$(42,802)	(9.30)%	$(44,627)	(10.12)%
-200 BP shock	(21,508)	(4.67)	(22,242)	(5.05)
-100 BP shock	(5,448)	(1.18)	(6,307)	(1.43)
+100 BP shock	(1,784)	(0.39)	(1,088)	(0.25)
+200 BP shock	(6,369)	(1.38)	(5,618)	(1.27)
+300 BP shock	(12,359)	(2.69)	(11,934)	(2.71)

These results as of March 31, 2026 indicate that the EVE would decrease assuming an immediate downward or upward shift in market interest rates of 100 BP to 300 BP. As of March 31, 2026, the Corporation’s EVE is slightly less sensitive to a decrease in market interest rates and slightly more sensitive to an increase in market interest rates as compared to its position as of December 31, 2025 due primarily to changes in the duration of both assets and liabilities as a result of shifts in the mix of earning assets and in the mix of deposits and borrowings.

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

ITEM 4.CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2026 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

There were no changes in the Corporation’s internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

In the normal course of business, the Corporation is subject to various legal and administrative proceedings and claims. Legal and administrative proceedings are subject to inherent uncertainties and unfavorable rulings could occur, and the timing and outcome of any legal or administrative proceeding cannot be predicted with certainty. As of March 31, 2026, the Corporation is not involved in any material pending or threatened legal proceedings other than proceedings occurring in the ordinary course of business.

ITEM 1A.RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors authorized a program, effective January 1, 2026 through December 31, 2026, to repurchase up to $5.0 million of the Corporation’s common stock (the 2026 Repurchase Program).  Repurchases under the 2026 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the 2026 Repurchase Program, if any, will be determined by management in its discretion and will depend on a number of factors including the market price of the shares, general market and economic conditions, applicable legal requirements, and other conditions, and there is no assurance that the Corporation will purchase any shares under the 2026 Repurchase Program. There were 4,279 shares repurchased under the 2026 Repurchase Program during the first quarter of 2026 for an aggregate cost of $309,000 under the 2026 Repurchase Program.

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended March 31, 2026.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased[1]	per Share	Programs	Programs
January 1, 2026 - January 31, 2026	—	$—	—	$5,000,000
February 1, 2026 - February 28, 2026	596	$77.07	—	$5,000,000
March 1, 2026 - March 31, 2026	7,850	$72.47	4,279	$4,691,170
Total	8,446	$72.79	4,279

1	During the three months ended March 31, 2026, 4,167 shares were withheld upon the vesting of restricted shares granted to employees of the Corporation and its subsidiaries in order to satisfy tax withholding obligations.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

101

The following financial statements from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL, filed herewith: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included within Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	May 11, 2026	By:	/s/ Thomas F. Cherry
Thomas F. Cherry
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2026		/s/ Jason E. Long
Jason E. Long
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)