Form 10-Q
period 2026-06-30
C & F FINANCIAL CORP
filed 2026-08-10
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

or

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

At August 6, 2026, the latest practicable date for determination, 3,251,691 shares of common stock, $1.00 par value, of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2026	2025
Assets
Cash and due from banks	$19,371	$13,622
Interest-bearing deposits in other banks	42,739	65,510
Total cash and cash equivalents	62,110	79,132
Securities—available for sale at fair value, amortized cost of $466,683 and $471,036, respectively	458,252	458,111
Loans held for sale, at fair value	44,066	40,911
Loans, net of allowance for credit losses of $39,675 and $39,677, respectively	2,073,114	2,014,899
Restricted stock, at cost	4,059	3,680
Corporate premises and equipment, net	40,329	39,200
Other real estate owned, net of valuation allowance of $0 and $215, respectively	—	1,316
Accrued interest receivable	11,769	11,726
Goodwill	25,191	25,191
Other intangible assets, net	859	909
Bank-owned life insurance	22,032	21,808
Net deferred tax asset	13,046	14,039
Other assets	55,141	57,572
Total assets	$2,809,968	$2,768,494

Liabilities
Deposits
Noninterest-bearing demand deposits	$561,160	$543,673
Savings, money market and interest-bearing demand deposits	884,584	905,683
Time deposits	919,614	896,367
Total deposits	2,365,358	2,345,723
FHLB advances	45,000	40,000
Subordinated notes	65,510	65,493
Other borrowings	7,664	7,842
Accrued interest payable	3,948	3,745
Other liabilities	44,096	43,343
Total liabilities	2,531,576	2,506,146

Commitments and contingent liabilities (Note 12)

Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,250,307 and 3,245,972 shares issued and outstanding, respectively, includes 98,973 and 100,578 of unvested shares, respectively)	3,151	3,145
Additional paid-in capital	1,237	1,078
Retained earnings	280,884	268,696
Accumulated other comprehensive loss, net	(7,487)	(11,166)
Equity attributable to C&F Financial Corporation	277,785	261,753
Noncontrolling interest	607	595
Total equity	278,392	262,348
Total liabilities and equity	$2,809,968	$2,768,494

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income
Interest and fees on loans	$35,690	$33,716	$70,405	$66,098
Interest on interest-bearing deposits in other banks	471	413	1,122	915
Interest and dividends on securities
U.S. treasury, government agencies and corporations	181	278	440	567
Mortgage-backed securities	2,102	1,533	3,762	2,927
Tax-exempt obligations of states and political subdivisions	1,128	953	2,222	1,864
Taxable obligations of states and political subdivisions	213	197	407	392
Corporate and other	566	317	1,139	632
Total interest income	40,351	37,407	79,497	73,395
Interest expense
Savings and interest-bearing deposits	2,240	2,006	4,503	3,811
Time deposits	7,526	7,547	15,112	15,511
FHLB advances	328	447	757	887
Subordinated notes	1,110	756	2,212	1,353
Other borrowings	57	143	114	315
Total interest expense	11,261	10,899	22,698	21,877
Net interest income	29,090	26,508	56,799	51,518
Provision for credit losses	2,650	2,100	6,250	5,100
Net interest income after provision for credit losses	26,440	24,408	50,549	46,418
Noninterest income
Gains on sales of loans	2,436	2,458	4,981	4,305
Interchange income	1,673	1,621	3,250	3,096
Service charges on deposit accounts	1,061	1,022	2,081	2,012
Investment income from other equity interests	8,332	127	8,704	334
Mortgage banking fee income	985	888	1,835	1,458
Wealth management services income, net	847	756	1,655	1,488
Mortgage lender services income	969	762	1,789	1,298
Other service charges and fees	517	551	1,021	1,049
Net losses on sales, maturities and calls of available for sale securities	(7,129)	—	(7,129)	—
Other income, net	2,085	1,663	2,139	2,381
Total noninterest income	11,776	9,848	20,326	17,421
Noninterest expenses
Salaries and employee benefits	16,501	14,846	30,858	28,329
Occupancy	2,402	2,099	4,617	4,292
Data processing	3,403	2,989	6,578	5,855
Professional fees	943	1,001	1,860	1,922
Insurance expense	440	416	870	907
Marketing and advertising expenses	639	549	1,186	1,078
Loan processing and collection expenses	918	745	1,791	1,428
Other	2,101	1,985	3,902	3,878
Total noninterest expenses	27,347	24,630	51,662	47,689
Income before income taxes	10,869	9,626	19,213	16,150
Income tax expense	2,243	1,859	3,793	2,988
Net income	8,626	7,767	15,420	13,162
Less net income attributable to noncontrolling interest	63	76	110	103
Net income attributable to C&F Financial Corporation	$8,563	$7,691	$15,310	$13,059
Net income per share - basic and diluted	$2.63	$2.37	$4.71	$4.03

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$8,626	$7,767	$15,420	$13,162
Other comprehensive income (loss), net of tax:
Securities available for sale	5,009	(822)	3,551	3,788
Defined benefit plan	(14)	—	(27)	(9)
Cash flow hedges	95	(188)	155	(476)
Other comprehensive income (loss), net of tax	5,090	(1,010)	3,679	3,303
Comprehensive income	13,716	6,757	19,099	16,465
Less comprehensive income attributable to noncontrolling interest	63	76	110	103
Comprehensive income attributable to C&F Financial Corporation	$13,653	$6,681	$18,989	$16,362

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

(Dollars in thousands, except per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance March 31, 2026	$3,148	$1,016	$273,883	$(12,577)	$642	$266,112
Comprehensive income:
Net income	—	—	8,563	—	63	8,626
Other comprehensive income	—	—	—	5,090	—	5,090
Share-based compensation	—	547	—	—	—	547
Restricted stock vested	8	(8)	—	—	—	—
Common stock issued	—	44	—	—	—	44
Common stock purchased	(5)	(362)	—	—	—	(367)
Cash dividends declared ($0.48 per share)	—	—	(1,562)	—	—	(1,562)
Distributions to noncontrolling interest	—	—	—	—	(98)	(98)
Balance June 30, 2026	$3,151	$1,237	$280,884	$(7,487)	$607	$278,392

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance March 31, 2025	$3,123	$108	$251,694	$(20,291)	$637	$235,271
Comprehensive income:
Net income	—	—	7,691	—	76	7,767
Other comprehensive loss	—	—	—	(1,010)	—	(1,010)
Share-based compensation	—	455	—	—	—	455
Restricted stock vested	7	(7)	—	—	—	—
Common stock issued	1	41	—	—	—	42
Common stock purchased	(1)	(9)	—	—	—	(10)
Cash dividends declared ($0.46 per share)	—	—	(1,489)	—	—	(1,489)
Distributions to noncontrolling interest	—	—	—	—	(110)	(110)
Balance June 30, 2025	$3,130	$588	$257,896	$(21,301)	$603	$240,916

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

(Dollars in thousands, except per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2025	$3,145	$1,078	$268,696	$(11,166)	$595	$262,348
Comprehensive income:
Net income	—	—	15,310	—	110	15,420
Other comprehensive income	—	—	—	3,679	—	3,679
Share-based compensation	—	1,061	—	—	—	1,061
Restricted stock vested	18	(18)	—	—	—	—
Common stock issued	1	84	—	—	—	85
Common stock purchased	(13)	(968)	—	—	—	(981)
Cash dividends declared ($0.96 per share)	—	—	(3,122)	—	—	(3,122)
Distributions to noncontrolling interest	—	—	—	—	(98)	(98)
Balance June 30, 2026	$3,151	$1,237	$280,884	$(7,487)	$607	$278,392

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2024	$3,114	$36	$247,814	$(24,604)	$610	$226,970
Comprehensive income:
Net income	—	—	13,059	—	103	13,162
Other comprehensive income	—	—	—	3,303	—	3,303
Share-based compensation	—	916	—	—	—	916
Restricted stock vested	20	(20)	—	—	—	—
Common stock issued	2	86	—	—	—	88
Common stock purchased	(6)	(430)	—	—	—	(436)
Cash dividends declared ($0.92 per share)	—	—	(2,977)	—	—	(2,977)
Distributions to noncontrolling interest	—	—	—	—	(110)	(110)
Balance June 30, 2025	$3,130	$588	$257,896	$(21,301)	$603	$240,916

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income	$15,420	$13,162
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Provision for credit losses	6,250	5,100
Accretion of certain acquisition-related discounts, net	(112)	(199)
Share-based compensation	1,061	916
Depreciation and amortization	1,890	1,984
Accretion of discounts on securities, net	(469)	(88)
Deferred income taxes	(4)	—
Reversal of provision for indemnifications	(60)	(60)
Income from bank-owned life insurance	(192)	(212)
Pension expense	276	359
Proceeds from sales of loans held for sale	412,582	306,756
Origination of loans held for sale	(414,688)	(326,348)
Gains on sales of loans held for sale	(4,981)	(4,305)
Gain on sale of Bearing equity interest	(8,282)	—
Loss on sale of securities available for sale	7,129	—
Other gains, net	1	48
Change in other assets and liabilities:
Accrued interest receivable	(43)	(342)
Other assets	95	2,308
Accrued interest payable	203	(331)
Other liabilities	1,046	75
Net cash provided by (used by) operating activities	17,122	(1,177)
Investing activities:
Proceeds from sales, maturities and calls of securities available for sale and payments on mortgage-backed securities	101,219	31,333
Purchases of securities available for sale	(103,525)	(42,331)
Purchases of time deposits, net	(994)	(254)
Repayments on loans held for investment by non-bank affiliates	90,279	82,921
Purchases of loans held for investment by non-bank affiliates	(88,441)	(83,286)
Net increase in community banking loans held for investment	(63,763)	(76,490)
Purchases of corporate premises and equipment	(2,730)	(833)
Proceeds from sale of Bearing equity interest	12,662	—
Other investing activities, net	922	(672)
Net cash used in investing activities	(54,371)	(89,612)
Financing activities:
Net (decrease) increase in demand, savings and money market deposits	(3,612)	60,841
Net increase in time deposits	23,247	24,613
Proceeds from borrowings	15,000	52,000
Repayments of borrowings	(10,000)	(28,352)
Repurchases of common stock	(981)	(436)
Cash dividends paid	(3,122)	(2,977)
Other financing activities, net	(305)	(291)
Net cash provided by financing activities	20,227	105,398
Net (decrease) increase in cash and cash equivalents	(17,022)	14,609
Cash and cash equivalents at beginning of period	79,132	65,586
Cash and cash equivalents at end of period	$62,110	$80,195
Supplemental cash flow disclosures:
Interest paid	$22,477	$22,190
Income taxes paid	2,193	2,113
Supplemental disclosure of noncash investing and financing activities:
Liabilities assumed to acquire right of use assets at lease commencement	134	190
Transfers from loans held for sale to loans held for investment	2,104	—

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

C&F Bank has five wholly-owned subsidiaries: C&F Mortgage Corporation (C&F Mortgage), C&F Finance Company (C&F Finance), C&F Wealth Management Corporation (C&F Wealth Management), C&F Insurance Services, LLC (C&F Insurance), and CVB Title Services, Inc. (CVB Title), all incorporated or organized under the laws of the Commonwealth of Virginia. C&F Mortgage, organized in September 1995, originates and sells residential mortgages, provides mortgage loan origination services to third-party lenders and, through its subsidiary Certified Appraisals, LLC, provides ancillary mortgage loan production services for residential appraisals. C&F Mortgage owns a 51 percent interest in C&F Select, LLC, which was organized in January 2019 and is also engaged in the business of originating and selling residential mortgages. C&F Finance, acquired in September 2002, is a finance company purchasing automobile loans through indirect lending programs. C&F Wealth Management, organized in April 1995, is a full-service brokerage firm offering a comprehensive range of wealth management services through third-party service providers. C&F Insurance and CVB Title were organized for the primary purpose of owning equity interests in an independent insurance agency and a full service title and settlement agency, respectively. Business segment data is presented in Note 11.

Basis of Presentation: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

NOTE 2: Securities

The Corporation’s debt securities, all of which are classified as available for sale, are summarized in the following tables. The Corporation has elected to exclude accrued interest receivable, totaling $2.68 million and $2.67 million at June 30, 2026 and December 31, 2025, respectively, from the amortized cost basis of securities.

	June 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$4,997	$—	$(63)	$4,934
U.S. government agencies and corporations	25,270	—	(1,412)	23,858
Mortgage-backed securities	249,519	843	(6,632)	243,730
Obligations of states and political subdivisions	153,509	1,656	(1,947)	153,218
Corporate and other debt securities	33,388	180	(1,056)	32,512
Total	$466,683	$2,679	$(11,110)	$458,252

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$4,992	$—	$(105)	$4,887
U.S. government agencies and corporations	60,605	—	(4,895)	55,710
Mortgage-backed securities	211,653	2,009	(7,830)	205,832
Obligations of states and political subdivisions	158,158	1,417	(2,484)	157,091
Corporate and other debt securities	35,628	150	(1,187)	34,591
Total	$471,036	$3,576	$(16,501)	$458,111

The amortized cost and estimated fair value of securities at June 30, 2026, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	June 30, 2026
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$81,668	$79,912
Due after one year through five years	173,996	169,229
Due after five years through ten years	145,830	144,577
Due after ten years	65,189	64,534
Total	$466,683	$458,252

The following table presents the gross realized gains and losses on and the proceeds from the sales, maturities and calls of securities. During the three and six months ended June 30, 2026, the Corporation received $69.2 million of proceeds related to sales of securities with a book value of $76.3 million, resulting in a pre-tax loss of $7.1 million.  There were no sales of securities during the three and six months ended June 30, 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Realized gains from sales, maturities and calls of securities:
Gross realized gains	$—	$—	$—	$—
Gross realized losses	(7,129)	—	(7,129)	—
Net realized losses	$(7,129)	$—	$(7,129)	$—
Proceeds from sales, maturities, calls and paydowns of securities	$86,629	$14,157	$101,219	$31,333

The Corporation pledges securities primarily to secure municipal deposits and lines of credit that provide liquidity to the Corporation and C&F Bank. Securities with an aggregate amortized cost of $120.85 million and an aggregate fair value of $118.50 million were pledged at June 30, 2026. Securities with an aggregate amortized cost of $138.43 million and an aggregate fair value of $130.88 million were pledged at December 31, 2025.

Securities in an unrealized loss position at June 30, 2026, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$4,934	$63	$4,934	$63
U.S. government agencies and corporations	—	—	23,858	1,412	23,858	1,412
Mortgage-backed securities	119,889	1,339	62,989	5,293	182,878	6,632
Obligations of states and political subdivisions	25,683	267	28,662	1,680	54,345	1,947
Corporate and other debt securities	13,076	131	12,825	925	25,901	1,056
Total	$158,648	$1,737	$133,268	$9,373	$291,916	$11,110

There were 336 debt securities with a fair value below the amortized cost basis, totaling $291.92 million of aggregate fair value as of June 30, 2026. The Corporation concluded that a credit loss did not exist in its securities portfolio at June 30, 2026, and no allowance for credit losses has been recognized based on the fact that as of June 30, 2026 (1) changes in fair value were caused primarily by fluctuations in interest rates or other market factors, such as changes in demand, (2) securities with unrealized losses had generally high credit quality, (3) the Corporation intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Corporation will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Corporation’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S.

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

The Corporation’s investment in restricted stock totaled $4.06 million at June 30, 2026 and $3.68 million at December 31, 2025 and consisted of Federal Home Loan Bank of Atlanta (FHLB) stock.  Restricted stock is generally viewed as a long-term investment, which is carried at cost because there is no market for the stock other than to be redeemed or repurchased by the FHLB. Therefore, when evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing any temporary decline in value. The Corporation did not consider its investment in restricted stock to be impaired at June 30, 2026 and no impairment has been recognized.

NOTE 3: Loans

The Corporation’s loans are stated at their face amount, net of deferred fees and costs and discounts, and consist of the classes of loans included in the following table. The Corporation has elected to exclude accrued interest receivable, totaling $9.08 million and $9.04 million at June 30, 2026 and December 31, 2025, respectively, from the recorded balance of loans.

	June 30,	December 31,
(Dollars in thousands)	2026	2025
Commercial real estate	$919,472	$835,432
Commercial business	125,231	115,710
Construction - commercial real estate	40,851	99,604
Land acquisition and development	87,096	66,248
Builder lines	32,576	37,938
Construction - consumer real estate	32,015	29,288
Residential mortgage	325,799	319,536
Equity lines	82,495	76,460
Other consumer	10,657	10,085
Consumer finance - automobiles	404,918	406,312
Consumer finance - marine and recreational vehicles	51,679	57,963
Subtotal	2,112,789	2,054,576
Less allowance for credit losses	(39,675)	(39,677)
Loans, net	$2,073,114	$2,014,899

Other consumer loans included $259,000 and $240,000 of demand deposit overdrafts at June 30, 2026 and December 31, 2025, respectively.

The following table shows the aging of the Corporation’s loan portfolio, by class, at June 30, 2026.

	30-59	60-89	90+				90+ Days
	Days	Days	Days	Total			Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current[1]	Total Loans	Accruing
Commercial real estate	$—	$—	$—	$—	$919,472	$919,472	$—
Commercial business	57	—	—	57	125,174	125,231	—
Construction - commercial real estate	—	—	—	—	40,851	40,851	—
Land acquisition and development	—	—	—	—	87,096	87,096	—
Builder lines	—	—	—	—	32,576	32,576	—
Construction - consumer real estate	—	—	—	—	32,015	32,015	—
Residential mortgage	677	101	1,102	1,880	323,919	325,799	142
Equity lines	125	41	75	241	82,254	82,495	75
Other consumer	78	41	12	131	10,526	10,657	—
Consumer finance - automobiles	13,263	1,983	645	15,891	389,027	404,918	—
Consumer finance - marine and recreational vehicles	343	—	—	343	51,336	51,679	—
Total	$14,543	$2,166	$1,834	$18,543	$2,094,246	$2,112,789	$217
1	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $74,000, 30-59 days past due of $10,000, 60-89 days past due of $117,000 and 90+ days past due of $1.62 million.

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

The following table shows the Corporation’s recorded balance of loans on nonaccrual status as of June 30, 2026 and December 31, 2025. The Corporation recognized $12,000 and $25,000 in interest income for the three and six months ended June 30, 2026 on loans on nonaccrual status as of June 30, 2026 and had $9,000 reversals of interest income upon placing loans on nonaccrual status during both of the three and six months ended June 30, 2026. All nonaccrual loans at June 30, 2026 and December 31, 2025 had an allowance for credit losses, with none individually evaluated.

	June 30,	December 31,
(Dollars in thousands)	2026	2025
Residential mortgage	$1,111	$1,135
Other consumer	62	—
Consumer finance - automobiles	645	1,022
Total	$1,818	$2,157

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

The following tables present the amortized cost basis of loans as of June 30, 2026 and 2025 that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
		% of Total		% of Total
	Amortized	Class of	Amortized	Class of
(Dollars in thousands)	Cost	Loans	Cost	Loans
Term Extension
Builder lines	$69	0.2%	$69	0.2%
Total Term Extension	$69	0.2%	$69	0.2%
Combination Term Extension and Interest Rate Reduction
Residential mortgage	$114	0.0%	$114	0.0%
Total Combination Term Extension and Interest Rate Reduction	$114	0.0%	$114	0.0%

Total	$183	0.0%	$183	0.0%

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
		% of Total		% of Total
	Amortized	Class of	Amortized	Class of
(Dollars in thousands)	Cost	Loans	Cost	Loans
Term Extension
Commercial real estate	$3,554	0.5%	$3,554	0.5%
Total Term Extension	$3,554		$3,554

Total	$3,554	0.2%	$3,554	0.2%

The following tables present the financial effects of the loan modifications presented above to borrowers experiencing financial difficulty for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Weighted-	Weighted-	Weighted-	Weighted-
	Average	Average	Average	Average
	Interest	Term	Interest	Term
	Rate	Extension	Rate	Extension
	Reduction	(in years)	Reduction	(in years)
Builder lines	—%	0.3	—%	0.3
Residential mortgage	1.13	2.0	1.13	2.0
Total	1.13%	1.3	1.13%	1.3

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Weighted-	Weighted-	Weighted-	Weighted-
	Average	Average	Average	Average
	Interest	Term	Interest	Term
	Rate	Extension	Rate	Extension
	Reduction	(in years)	Reduction	(in years)
Commercial real estate	—%	1.1	—%	1.1
Total	—%	1.1	—%	1.1

The Corporation closely monitors the performance of modified loans to understand the effectiveness of its modification efforts.  Upon the determination that all or a portion of a modified loan is uncollectible, that amount is charged against the allowance for credit losses. There were no payment defaults during the three and six months ended June 30, 2026 and 2025 of loans to borrowers experiencing financial difficulties that were modified during the previous twelve months and all were current as of June 30, 2026.

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

The following table shows the allowance for credit losses activity by loan portfolio for the six months ended June 30, 2026 and 2025.

			Consumer
(Dollars in thousands)	Commercial	Consumer	Finance	Total
Balance at December 31, 2025	$13,239	$4,179	$22,259	$39,677
Provision charged to operations	247	53	5,800	6,100
Loans charged off	(101)	(101)	(8,493)	(8,695)
Recoveries of loans previously charged off	35	61	2,497	2,593
Balance at June 30, 2026	$13,420	$4,192	$22,063	$39,675

			Consumer
(Dollars in thousands)	Commercial	Consumer	Finance	Total
Balance at December 31, 2024	$13,347	$4,032	$22,708	$40,087
Provision charged to operations	(324)	174	5,300	5,150
Loans charged off	(20)	(116)	(7,719)	(7,855)
Recoveries of loans previously charged off	23	77	2,096	2,196
Balance at June 30, 2025	$13,026	$4,167	$22,385	$39,578

The following table presents a breakdown of the provision for credit losses for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Provision for credit losses:
Provision for loans	$2,650	$2,100	$6,100	$5,150
Provision for unfunded commitments	—	—	150	(50)
Total	$2,650	$2,100	$6,250	$5,100

The following table details the recorded balance of the classes of loans within the commercial and consumer loan portfolios by loan rating, which is reviewed on a quarterly basis, and year of origination as of June 30, 2026:

							Revolving	Revolving
	Term Loans Recorded Balance by Origination Year						Loans	Loans
							Recorded	Converted
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Balance	to Term[1]	Total
Commercial real estate:
Loan Rating
Pass	$63,921	$72,316	$132,094	$144,995	$162,386	$343,442	$—	$249	$919,403
Special Mention	—	—	—	—	—	69	—	—	69
Total	$63,921	$72,316	$132,094	$144,995	$162,386	$343,511	$—	$249	$919,472

Commercial business:
Loan Rating
Pass	$16,750	$7,884	$7,048	$8,415	$12,562	$33,752	$38,663	$54	$125,128
Special Mention	—	—	—	—	—	103	—	—	103
Total	$16,750	$7,884	$7,048	$8,415	$12,562	$33,855	$38,663	$54	$125,231

Construction - commercial real estate:
Loan Rating
Pass	$4,578	$8,696	$27,192	$385	$—	$—	$—	$—	$40,851
Total	$4,578	$8,696	$27,192	$385	$—	$—	$—	$—	$40,851

Land acquisition and development:
Loan Rating
Pass	$15,051	$25,884	$42,179	$—	$—	$3,982	$—	$—	$87,096
Total	$15,051	$25,884	$42,179	$—	$—	$3,982	$—	$—	$87,096

Builder lines:
Loan Rating
Pass	$13,738	$13,517	$4,505	$266	$550	$—	$—	$—	$32,576
Total	$13,738	$13,517	$4,505	$266	$550	$—	$—	$—	$32,576

Construction - consumer real estate:
Loan Rating
Pass	$7,310	$21,392	$3,313	$—	$—	$—	$—	$—	$32,015
Total	$7,310	$21,392	$3,313	$—	$—	$—	$—	$—	$32,015

Residential mortgage:
Loan Rating
Pass	$29,605	$46,835	$53,209	$39,791	$65,537	$89,177	$—	$—	$324,154
Special Mention	114	—	—	21	170	170	—	—	475
Substandard	—	—	—	—	—	59	—	—	59
Substandard Nonaccrual	—	—	161	800	74	76	—	—	1,111
Total	$29,719	$46,835	$53,370	$40,612	$65,781	$89,482	$—	$—	$325,799

Equity lines:
Loan Rating
Pass	$—	$—	$—	$—	$—	$460	$80,768	$1,225	$82,453
Special Mention	—	—	—	—	—	—	—	42	42
Total	$—	$—	$—	$—	$—	$460	$80,768	$1,267	$82,495

Other consumer:
Loan Rating
Pass	$3,427	$3,588	$1,851	$929	$473	$254	$42	$—	$10,564
Special Mention	31	—	—	—	—	—	—	—	31
Substandard Nonaccrual	9	41	—	—	12	—	—	—	62
Total	$3,467	$3,629	$1,851	$929	$485	$254	$42	$—	$10,657

Total:
Loan Rating
Pass	$154,380	$200,112	$271,391	$194,781	$241,508	$471,067	$119,473	$1,528	$1,654,240
Special Mention	145	—	—	21	170	342	—	42	720
Substandard	—	—	—	—	—	59	—	—	59
Substandard Nonaccrual	9	41	161	800	86	76	—	—	1,173
Total	$154,534	$200,153	$271,552	$195,602	$241,764	$471,544	$119,473	$1,570	$1,656,192
1	Commercial business includes $0 and $18,000 of revolving loans converted to term during the three and six months ended June 30, 2026, respectively. Commercial real estate includes $126,000 of revolving loans converted to term during both the three and six months ended June 30, 2026. Equity lines include $387,000 and $554,000 of revolving loans converted to term during the three and six months ended June 30, 2026, respectively.

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

The following table details the recorded balance of the classes of loans within the consumer finance loan portfolio by credit rating at the time of origination and year of origination as of June 30, 2026:

								Revolving
	Term Loans Recorded Balance by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Loans	to Term	Total
Consumer finance - automobiles:
Credit rating[1]
Very good	$13,914	$18,108	$11,380	$4,682	$3,102	$726	$—	$—	$51,912
Good	26,906	39,605	23,013	13,014	13,101	3,259	—	—	118,898
Fairly good	25,859	41,949	24,388	18,251	16,906	6,557	—	—	133,910
Fair	13,580	26,124	15,460	10,884	10,165	5,379	—	—	81,592
Marginal	2,576	6,200	3,056	2,138	2,364	2,272	—	—	18,606
Total	$82,835	$131,986	$77,297	$48,969	$45,638	$18,193	$—	$—	$404,918

Consumer finance - marine and recreational vehicles:
Credit rating[1]
Very good	$—	$1,166	$5,540	$4,510	$9,778	$13,130	$—	$—	$34,124
Good	—	1,296	3,392	5,219	5,057	2,224	—	—	17,188
Fairly good	—	—	—	132	168	67	—	—	367
Total	$—	$2,462	$8,932	$9,861	$15,003	$15,421	$—	$—	$51,679

Total:
Credit rating[1]
Very good	$13,914	$19,274	$16,920	$9,192	$12,880	$13,856	$—	$—	$86,036
Good	26,906	40,901	26,405	18,233	18,158	5,483	—	—	136,086
Fairly good	25,859	41,949	24,388	18,383	17,074	6,624	—	—	134,277
Fair	13,580	26,124	15,460	10,884	10,165	5,379	—	—	81,592
Marginal	2,576	6,200	3,056	2,138	2,364	2,272	—	—	18,606
Total	$82,835	$134,448	$86,229	$58,830	$60,641	$33,614	$—	$—	$456,597
1	Credit ratings with a FICO score greater than 739 are considered Very Good, FICO scores ranging from 670-739 are considered Good, FICO scores ranging from 625-669 are considered Fairly Good, FICO scores ranging from 580-624 are considered Fair and FICO scores less than 580 are considered Marginal.

The following table details the recorded balance of the classes of loans within the consumer finance loan portfolio by credit rating at the time of origination and year of origination as of December 31, 2025:

								Revolving
	Term Loans Recorded Balance by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Loans	to Term	Total
Consumer finance - automobiles:
Credit rating[1]
Very good	$22,600	$14,758	$6,212	$4,543	$1,123	$111	$—	$—	$49,347
Good	46,079	28,573	17,066	17,449	4,853	519	—	—	114,539
Fairly good	48,871	29,704	23,209	23,345	9,043	1,397	—	—	135,569
Fair	29,774	18,942	14,528	14,266	7,011	1,815	—	—	86,336
Marginal	6,960	3,751	2,893	3,243	2,626	1,048	—	—	20,521
Total	$154,284	$95,728	$63,908	$62,846	$24,656	$4,890	$—	$—	$406,312

Consumer finance - marine and recreational vehicles:
Credit rating[1]
Very good	$1,339	$6,231	$4,999	$10,700	$6,473	$8,789	$—	$—	$38,531
Good	1,442	3,937	5,533	5,604	1,066	1,441	—	—	19,023
Fairly good	—	—	165	173	32	39	—	—	409
Total	$2,781	$10,168	$10,697	$16,477	$7,571	$10,269	$—	$—	$57,963

Total:
Credit rating[1]
Very good	$23,939	$20,989	$11,211	$15,243	$7,596	$8,900	$—	$—	$87,878
Good	47,521	32,510	22,599	23,053	5,919	1,960	—	—	133,562
Fairly good	48,871	29,704	23,374	23,518	9,075	1,436	—	—	135,978
Fair	29,774	18,942	14,528	14,266	7,011	1,815	—	—	86,336
Marginal	6,960	3,751	2,893	3,243	2,626	1,048	—	—	20,521
Total	$157,065	$105,896	$74,605	$79,323	$32,227	$15,159	$—	$—	$464,275
1	Credit ratings with a FICO score greater than 739 are considered Very Good, FICO scores ranging from 670-739 are considered Good, FICO scores ranging from 625-669 are considered Fairly Good, FICO scores ranging from 580-624 are considered Fair and FICO scores less than 580 are considered Marginal.

The following table details the current period gross charge-offs of loans by year of origination for the six months ended June 30, 2026.

								Revolving
	Current Period Gross Charge-offs by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Loans	to Term	Total
Commercial business	$—	$99	$—	$—	$—	$2	$—	$—	$101
Equity lines	—	—	—	5	—	6	—	—	11
Other consumer[1]	78	5	7	—	—	—	—	—	90
Consumer finance - automobiles	33	1,292	1,663	2,244	2,170	831	—	—	8,233
Consumer finance - marine and recreational vehicles	—	—	95	58	95	12	—	—	260
Total	$111	$1,396	$1,765	$2,307	$2,265	$851	$—	$—	$8,695
1	Gross charge-offs of other consumer loans for the six months ended June 30, 2026 included $78,000 of demand deposit overdrafts that originated in 2026.

The following table details the current period gross charge-offs of loans by year of origination for the six months ended June 30, 2025.

								Revolving
	Current Period Gross Charge-offs by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Loans	to Term	Total
Commercial business	$—	$—	$—	$—	$10	$10	$—	$—	$20
Residential mortgage	6	—	—	—	—	—	—	—	6
Other consumer[1]	96	10	4	—	—	—	—	—	110
Consumer finance - automobiles	71	1,238	1,968	2,777	1,062	350	—	—	7,466
Consumer finance - marine and recreational vehicles	—	56	13	152	10	22	—	—	253
Total	$173	$1,304	$1,985	$2,929	$1,082	$382	$—	$—	$7,855
1	Gross charge-offs of other consumer loans for the six months ended June 30, 2025 included $96,000 of demand deposit overdrafts that originated in 2025.

As of June 30, 2026 and December 31, 2025, the Corporation had no collateral dependent loans for which repayment was expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty.

NOTE 5: Goodwill and Other Intangible Assets

The carrying amount of goodwill was $25.19 million at June 30, 2026 and December 31, 2025. There were no changes in the recorded balance of goodwill during the three and six months ended June 30, 2026 or 2025.

The Corporation had $859,000 and $909,000 of other intangible assets as of June 30, 2026 and December 31, 2025, respectively. Other intangible assets were recognized in connection with the core deposits acquired from Peoples Bankshares, Incorporated in 2020 and customer relationships acquired by C&F Wealth Management in 2016.

The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets.

	June 30,		December 31,
	2026		2025
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Core deposit intangibles	$1,711	$(852)	$1,711	$(802)
Other amortizable intangibles	1,405	(1,405)	1,405	(1,405)
Total	$3,116	$(2,257)	$3,116	$(2,207)

Amortization expense was $25,000 and $62,000 for the three months ended June 30, 2026 and 2025, respectively, and $50,000 and $125,000 for the six months ended June 30, 2026 and 2025, respectively.

NOTE 6: Borrowings

Short-term borrowings consisted of $45.00 million and $20.00 million of FHLB advances at June 30, 2026 and December 31, 2025, respectively.

Long-term borrowings consisted of $40.00 million of the Corporation’s subordinated notes, $25.51 million of the Corporation’s trust preferred capital notes and $7.66 million of other borrowings at June 30, 2026. Long-term borrowings consisted of $20.00 million of FHLB advances, $40.00 million of the Corporation’s subordinated notes, $25.49 million of the Corporation’s trust preferred capital notes and $7.84 million of other borrowings at December 31, 2025. The Corporation’s subordinated notes and trust preferred capital notes are included in “Subordinated Notes” in the Consolidated Balance Sheets.

NOTE 7: Equity, Other Comprehensive Income and Earnings Per Share

Equity and Noncontrolling Interest

The Board of Directors authorized a program, effective January 1, 2026 through December 31, 2026, to repurchase up to $5.0 million of the Corporation’s common stock (the 2026 Repurchase Program). During the three and six months ended June 30, 2026, the Corporation repurchased 4,095 shares and 8,374 shares of its common stock under the 2026 Repurchase Program, respectively.  As of June 30, 2026, there was $4.4 million remaining available for repurchases of the Corporation’s common stock under the 2026 Repurchase Program. The Corporation did not repurchase any of its common stock during the three and six months ended June 30, 2025 under the Corporation’s previous share repurchase program, effective January 1, 2025 through December 31, 2025 (the 2025 Repurchase Program).

Additionally, during the six months ended June 30, 2026 and 2025, the Corporation withheld 4,898 shares and 5,502 shares of its common stock, respectively, from employees to satisfy tax withholding obligations upon vesting of restricted stock.

Noncontrolling interest represents an ownership interest in C&F Select LLC, a subsidiary of C&F Mortgage, held by an unrelated investor.

Accumulated Other Comprehensive Loss, Net

Changes in each component of accumulated other comprehensive loss were as follows for the three months ended June 30, 2026 and 2025.

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at March 31, 2026	$(11,670)	$(1,271)	$364	$(12,577)

Other comprehensive (loss) income arising during the period	(788)	—	128	(660)
Related income tax effects	165	—	(33)	132
	(623)	—	95	(528)

Reclassifications into net income	7,129	(17)	—	7,112
Related income tax effects	(1,497)	3	—	(1,494)
	5,632	(14)	—	5,618

Other comprehensive income (loss), net of tax	5,009	(14)	95	5,090

Accumulated other comprehensive (loss) income at June 30, 2026	$(6,661)	$(1,285)	$459	$(7,487)

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at March 31, 2025	$(19,083)	$(1,806)	$598	$(20,291)

Other comprehensive loss arising during the period	(1,040)	—	(272)	(1,312)
Related income tax effects	218	—	70	288
	(822)	—	(202)	(1,024)

Reclassifications into net income	—	1	19	20
Related income tax effects	—	(1)	(5)	(6)
	—	—	14	14

Other comprehensive loss, net of tax	(822)	—	(188)	(1,010)

Accumulated other comprehensive (loss) income at June 30, 2025	$(19,905)	$(1,806)	$410	$(21,301)

Changes in each component of accumulated other comprehensive loss were as follows for the six months ended June 30, 2026 and 2025.

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at December 31, 2025	$(10,212)	$(1,258)	$304	$(11,166)

Other comprehensive (loss) income arising during the period	(2,634)	—	210	(2,424)
Related income tax effects	553	—	(54)	499
	(2,081)	—	156	(1,925)

Reclassifications into net income	7,129	(34)	(2)	7,093
Related income tax effects	(1,497)	7	1	(1,489)
	5,632	(27)	(1)	5,604

Other comprehensive income (loss), net of tax	3,551	(27)	155	3,679

Accumulated other comprehensive (loss) income at June 30, 2026	$(6,661)	$(1,285)	$459	$(7,487)

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at December 31, 2024	$(23,693)	$(1,797)	$886	$(24,604)

Other comprehensive income (loss) arising during the period	4,795	—	(659)	4,136
Related income tax effects	(1,007)	—	170	(837)
	3,788	—	(489)	3,299

Reclassifications into net income	—	(11)	17	6
Related income tax effects	—	2	(4)	(2)
	—	(9)	13	4

Other comprehensive income (loss), net of tax	3,788	(9)	(476)	3,303

Accumulated other comprehensive (loss) income at June 30, 2025	$(19,905)	$(1,806)	$410	$(21,301)

The following table provides information regarding reclassifications from accumulated other comprehensive loss into net income for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,		Line Item In the Consolidated
(Dollars in thousands)	2026	2025	2026	2025	Statements of Income
Securities available for sale:
Reclassification of net realized losses into net income	$(7,129)	$—	$(7,129)	$—	Net losses on sales, maturities and calls of available for sale securities
Related income tax effects	1,497	—	1,497	—	Income tax expense
	(5,632)	—	(5,632)	—	Net of tax

Defined benefit plan:[1]
Reclassification of recognized net actuarial losses into net income	—	(18)	—	(23)	Noninterest expenses - Other
Amortization of prior service credit into net income	17	17	34	34	Noninterest expenses - Other
Related income tax effects	(3)	1	(7)	(2)	Income tax expense
	14	—	27	9	Net of tax

Cash flow hedges:
Amortization of hedging gains into net income	—	(19)	2	(17)	Interest expense - Trust preferred capital notes
Related income tax effects	—	5	(1)	4	Income tax expense
	—	(14)	1	(13)	Net of tax

Total	$(5,618)	$(14)	$(5,604)	$(4)
1	See “Note 9: Employee Benefit Plans,” for additional information.

Earnings Per Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Three Months Ended June 30,
(Dollars in thousands)	2026	2025
Net income attributable to C&F Financial Corporation	$8,563	$7,691
Weighted average shares outstanding—basic and diluted	3,252,163	3,238,765

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Net income attributable to C&F Financial Corporation	$15,310	$13,059
Weighted average shares outstanding—basic and diluted	3,250,334	3,236,849

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

	2026
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2025	100,578	$65.57
Granted	16,635	74.92
Vested	(18,030)	63.09
Forfeited	(210)	71.73
Unvested, June 30, 2026	98,973	67.58

	2025
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2024	119,778	$54.56
Granted	12,800	76.99
Vested	(19,975)	47.54
Forfeited	(4,105)	57.77
Unvested, June 30, 2025	108,498	58.38

The fair value of shares that vested during the three and six months ended June 30, 2026 was $598,000 and $1.34 million, respectively, and was $430,000 and $1.45 million during the three and six months ended June 30, 2025, respectively. Compensation is accounted for using the fair value of the Corporation’s common stock on the date the restricted shares are awarded. Compensation expense, net of forfeitures, is charged to income ratably over the required service periods and was $546,000 ($381,000 after income taxes) and $1.06 million ($758,000 after income taxes) for the three and six months ended June 30, 2026, respectively, and was $456,000 ($316,000 after income taxes) and $916,000 ($587,000 after income taxes) for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, there was $3.85 million of total unrecognized compensation cost related to restricted stock granted under the plans, which is expected to be recognized through 2031, with a weighted-average remaining service period of 2.7 years.

NOTE 9: Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost for the Bank’s non-contributory cash balance pension plan.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Components of net periodic benefit cost:
Service cost, included in salaries and employee benefits	$309	$314	$662	$660

Other components of net periodic benefit cost:
Interest cost	222	214	450	432
Expected return on plan assets	(392)	(353)	(802)	(722)
Amortization of prior service credit	(17)	(17)	(34)	(34)
Recognized net actuarial losses	—	18	—	23
Other components of net periodic benefit cost, included in other noninterest expense	(187)	(138)	(386)	(301)

Net periodic benefit cost	$122	$176	$276	$359

NOTE 10: Fair Value of Assets and Liabilities

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. GAAP also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels. These levels are:

●	Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 assets and liabilities include debt securities traded in an active exchange market.

●	Level 2—Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3—Valuation is determined using model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect the Corporation’s estimates of assumptions that market participants would use in pricing the respective asset or liability. Valuation techniques may include the use of pricing models, discounted cash flow models and similar techniques.

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At June 30, 2026 and December 31, 2025, the Corporation’s entire securities portfolio was comprised of investments in debt securities classified as available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are ICE Data Services (ICE), London Stock Exchange Group (LSEG) and Bloomberg Valuation Service (BVAL).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. ICE provides evaluated prices for the Corporation’s obligations of states and political subdivisions category of securities.  ICE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  LSEG and BVAL provide evaluated prices for the Corporation’s U.S. treasury, government agencies and corporations, mortgage-backed, and corporate categories of securities.  U.S. treasury securities and fixed-rate callable securities of U.S. government agencies and corporations are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate category is benchmarked to relative to-be-announced mortgage-backed securities (TBA securities) or other benchmark prices. TBA securities prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables. Fixed-rate securities issued by the Small Business Association in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.

Other investments. The Corporation holds equity investments in funds that provide debt and equity financing to small businesses. These investments are recorded at fair value and included in “Other Assets” in the Consolidated Balance Sheets.  Changes in fair value are recognized in “Investment income from other equity interests” on the Consolidated Statements of Income. The funds are managed by investment companies, and the net asset value of each fund is reported regularly by the investment companies. At June 30, 2026 and December 31, 2025, the combined fair value of these investments was $1.64 million and $1.66 million, respectively.  These investments, measured at net asset value, are not presented in the tables below related to fair value measurements. Changes in fair value of these investments resulted in the recognition of unrealized gains of $19,000 and $90,000 for the three and six months ended June 30, 2026, respectively, and unrealized gains of $12,000 and $71,000 for the three and six months ended June 30, 2025, respectively.

The Corporation also holds an equity investment consisting of an equity interest in a full-service title and settlement agency (the title agency) at June 30, 2026, and previously held an equity interest in Bearing Insurance Group, LLC, an independent insurance agency (the insurance agency). During the second quarter of 2026, the Corporation completed the sale of its membership interest in the insurance agency, resulting in a pre-tax gain of $8.3 million. The investment in the title agency is, and previously the investment in the insurance agency was, subject to a contractual sale restriction that only permits the sale of the investment back to the respective agency itself.  At June 30, 2026 and December 31, 2025, the fair value of these investments was $59,000 and $4.09 million, respectively. The investment in the title agency is, and previously the investment in the insurance agency was, recorded at fair value based on the contractual redemption value of the Corporation’s proportionate share of the respective agency’s equity.  The gain on sale of the insurance agency and changes in fair value of the investments are recognized in “Investment income from other equity interests” on the Consolidated Statements of Income and resulted in the recognition of a gain on sale of $8.3 million for the three and six months ended June 30, 2026 and unrealized gains of $24,000 and $325,000 for the three and six months ended June 30, 2026. Changes in fair value resulted in the recognition of unrealized gains of $116,000 and $264,000 for the three and six months ended June 30, 2025, respectively. The Corporation’s investment in the title agency is, and previously in the insurance agency was, classified as Level 2.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis. The fair value of forward sales of mortgage loans were not material to the consolidated financial statements of the Corporation at June 30, 2026 or December 31, 2025.

	June 30, 2026
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$4,934	$—	$4,934
U.S. government agencies and corporations	—	23,858	—	23,858
Mortgage-backed securities	—	243,730	—	243,730
Obligations of states and political subdivisions	—	153,218	—	153,218
Corporate and other debt securities	—	32,512	—	32,512
Total securities available for sale	—	458,252	—	458,252
Loans held for sale	—	44,066	—	44,066
Other investments	—	59	—	59
Rabbi trust assets	18,783	—	—	18,783
Derivatives
IRLC	—	1,050	—	1,050
Interest rate swaps on loans	—	2,404	—	2,404
Cash flow hedges	—	627	—	627
Total assets	$18,783	$506,458	$—	$525,242

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$2,404	$—	$2,404
Cash flow hedges	—	25	—	25
Total liabilities	$—	$2,429	$—	$2,429

	December 31, 2025
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$4,887	$—	$4,887
U.S. government agencies and corporations	—	55,710	—	55,710
Mortgage-backed securities	—	205,832	—	205,832
Obligations of states and political subdivisions	—	157,091	—	157,091
Corporate and other debt securities	—	34,591	—	34,591
Total securities available for sale	—	458,111	—	458,111
Loans held for sale	—	40,911	—	40,911
Other investments	—	4,428	—	4,428
Rabbi trust assets	17,510	—	—	17,510
Derivatives
IRLC	—	574	—	574
Interest rate swaps on loans	—	2,503	—	2,503
Cash flow hedges	—	598	—	598
Total assets	$17,510	$507,125	$—	$524,635

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$2,503	$—	$2,503
Cash flow hedges	—	208	—	208
Total liabilities	$—	$2,711	$—	$2,711

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

Collateral dependent loans. When a borrower is experiencing financial difficulty and repayment is expected substantially through the sale of the collateral, the loan is individually evaluated for purposes of estimating the allowance for credit losses and may be recorded at the fair value of the underlying collateral less estimated costs to sell. The level of the allowance for credit losses is recorded to reflect the net amount expected to be collected. The Corporation obtains an appraisal from independent licensed appraisers with relevant industry experience. When a collateral dependent loan is measured at fair value based solely on observable market prices or a current appraisal without further adjustments for unobservable inputs, the nonrecurring fair value measurement is classified as Level 2. The Corporation may adjust the appraised value based on recent sales of similar properties or general market conditions when appropriate and as such, records the collateral dependent loan where the borrower is experiencing financial difficulty as a nonrecurring fair value measurement classified as Level 3. At June 30, 2026 and December 31, 2025, the Corporation had no collateral dependent loans where the borrower is experiencing financial difficulty.

The following table presents the balances of assets measured at fair value on a nonrecurring basis at December 31, 2025. There were no assets measured at fair value on a nonrecurring basis at June 30, 2026.

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

	Carrying	Fair Value Measurements at June 30, 2026 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$63,887	$62,110	$1,777	$—	$63,887
Securities available for sale	458,252	—	458,252	—	458,252
Loans, net	2,073,114	—	—	2,070,956	2,070,956
Loans held for sale	44,066	—	44,066	—	44,066
Other investments	59	—	59	—	59
Rabbi trust assets	18,783	18,783	—	—	18,783
Derivatives
IRLC	1,050	—	1,050	—	1,050
Interest rate swaps on loans	2,404	—	2,404	—	2,404
Cash flow hedges	627	—	627	—	627
Bank-owned life insurance	22,032	—	22,032	—	22,032
Accrued interest receivable	11,769	11,769	—	—	11,769
Financial liabilities:
Demand and savings deposits	1,445,744	1,445,744	—	—	1,445,744
Time deposits	919,614	—	917,181	—	917,181
Borrowings	110,510	—	107,034	—	107,034
Derivatives
Interest rate swaps on loans	2,404	—	2,404	—	2,404
Cash flow hedges	25	—	25	—	25
Accrued interest payable	3,948	3,948	—	—	3,948

	Carrying	Fair Value Measurements at December 31, 2025 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$79,916	$79,132	$784	$—	$79,916
Securities available for sale	458,111	—	458,111	—	458,111
Loans, net	2,014,899	—	—	2,008,199	2,008,199
Loans held for sale	40,911	—	40,911	—	40,911
Other investments	4,428	—	4,428	—	4,428
Rabbi trust assets	17,510	17,510	—	—	17,510
Derivatives
IRLC	574	—	574	—	574
Interest rate swaps on loans	2,503	—	2,503	—	2,503
Cash flow hedges	598	—	598	—	598
Bank-owned life insurance	21,808	—	21,808	—	21,808
Accrued interest receivable	11,726	11,726	—	—	11,726
Financial liabilities:
Demand and savings deposits	1,449,356	1,449,356	—	—	1,449,356
Time deposits	896,367	—	895,898	—	895,898
Borrowings	105,493	—	102,881	—	102,881
Derivatives
Interest rate swaps on loans	2,503	—	2,503	—	2,503
Forward sales of TBA securities	208	—	208	—	208
Accrued interest payable	3,745	3,745	—	—	3,745

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

	Three Months Ended June 30, 2026
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$27,215	$818	$12,086	$—	$232	$40,351
Interest expense	10,151	—	—	1,110	—	11,261
Net interest income before allocation	17,064	818	12,086	(1,110)	232	29,090
Net interest allocation[1]	5,934	(416)	(5,518)	—	—	—
Net interest income	22,998	402	6,568	(1,110)	232	29,090
Gain on sales of loans	—	2,655	—	—	(219)	2,436
Other noninterest income	5,578	2,007	149	1,652	(46)	9,340
Net revenue	28,576	5,064	6,717	542	(33)	40,866

Provision for credit losses	150	—	2,500	—	—	2,650

Salaries and employee benefits	10,485	2,105	2,014	1,897	—	16,501
Occupancy expense	2,012	231	159	—	—	2,402
Data processing	2,610	434	349	10	—	3,403
Professional fees	665	50	157	71	—	943
Insurance expense	391	17	32	—	—	440
Marketing and advertising expenses	491	140	8	—	—	639
Loan processing and collection expenses	75	499	344	—	—	918
Provision for indemnifications	—	(25)	—	—	—	(25)
Other segment items[2]	1,457	196	410	82	(19)	2,126
Total noninterest expense	18,186	3,647	3,473	2,060	(19)	27,347

Income (loss) before taxes	10,240	1,417	744	(1,518)	(14)	10,869
Income tax expense (benefit)	2,067	357	206	(384)	(3)	2,243
Net income (loss)	$8,173	$1,060	$538	$(1,134)	$(11)	$8,626

Other data:
Capital expenditures	$2,311	$85	$12	$—	$—	$2,408
Depreciation and amortization	835	40	75	—	—	950
1	Interest expense is allocated to the mortgage banking and consumer finance segments through borrowings from the community banking segment.
2	Other segment items for each reportable segment include:
a.	Community banking – licenses and other taxes expense, travel and education expense, telecommunications expense, other real estate owned losses and expense, net periodic pension cost, office supplies, and certain overhead expenses.
b.	Mortgage banking – licenses and other taxes expense, travel and education expense, telecommunications expense, office supplies, and certain overhead expenses.
c.	Consumer finance – licenses and other taxes expense, travel and education expense, telecommunications expense, payment processing expense, office supplies, and certain overhead expenses.

	Three Months Ended June 30, 2025
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$24,378	$732	$12,144	$—	$153	$37,407
Interest expense	10,143	—	—	756	—	10,899
Net interest income before allocation	14,235	732	12,144	(756)	153	26,508
Net interest allocation[1]	6,110	(374)	(5,736)	—	—	—
Net interest income	20,345	358	6,408	(756)	153	26,508
Gain on sales of loans	—	2,573	—	—	(115)	2,458
Other noninterest income	4,378	1,700	149	1,225	(62)	7,390
Net revenue	24,723	4,631	6,557	469	(24)	36,356

Provision for credit losses	(300)	—	2,400	—	—	2,100

Salaries and employee benefits	9,421	1,971	2,018	1,436	—	14,846
Occupancy expense	1,669	290	140	—	—	2,099
Data processing	2,300	358	321	10	—	2,989
Professional fees	680	67	135	119	—	1,001
Insurance expense	345	37	34	—	—	416
Marketing and advertising expenses	415	125	9	—	—	549
Loan processing and collection expenses	26	327	392	—	—	745
Provision for indemnifications	—	(35)	—	—	—	(35)
Other segment items[2]	1,419	181	364	74	(18)	2,020
Total noninterest expense	16,275	3,321	3,413	1,639	(18)	24,630

Income (loss) before taxes	8,748	1,310	744	(1,170)	(6)	9,626
Income tax expense (benefit)	1,632	325	205	(302)	(1)	1,859
Net income (loss)	$7,116	$985	$539	$(868)	$(5)	$7,767

Other data:
Capital expenditures	$482	$84	$—	$—	$—	$566
Depreciation and amortization	878	39	79	—	—	996
1	Interest expense is allocated to the mortgage banking and consumer finance segments through borrowings from the community banking segment.
2	Other segment items for each reportable segment include:
a.	Community banking – licenses and other taxes expense, travel and education expense, telecommunications expense, other real estate owned losses and expense, net periodic pension cost, office supplies, and certain overhead expenses.
b.	Mortgage banking – licenses and other taxes expense, travel and education expense, telecommunications expense, office supplies, and certain overhead expenses.
c.	Consumer finance – licenses and other taxes expense, travel and education expense, telecommunications expense, payment processing expense, office supplies, and certain overhead expenses.

	Six Months Ended June 30, 2026
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$53,387	$1,358	$24,304	$—	$448	$79,497
Interest expense	20,486	—	—	2,212	—	22,698
Net interest income before allocation	32,901	1,358	24,304	(2,212)	448	56,799
Net interest allocation[1]	11,718	(648)	(11,070)	—	—	—
Net interest income	44,619	710	13,234	(2,212)	448	56,799
Gain on sales of loans	—	5,384	—	—	(403)	4,981
Other noninterest income	10,074	3,712	303	1,352	(96)	15,345
Net revenue	54,693	9,806	13,537	(860)	(51)	77,125

Provision for credit losses	450	—	5,800	—	—	6,250

Salaries and employee benefits	20,602	4,367	4,046	1,843	—	30,858
Occupancy expense	3,866	446	305	—	—	4,617
Data processing	5,083	806	670	19	—	6,578
Professional fees	1,305	78	351	126	—	1,860
Insurance expense	771	36	63	—	—	870
Marketing and advertising expenses	911	252	23	—	—	1,186
Loan processing and collection expenses	114	859	818	—	—	1,791
Provision for indemnifications	—	(60)	—	—	—	(60)
Other segment items[2]	2,614	385	825	175	(37)	3,962
Total noninterest expense	35,266	7,169	7,101	2,163	(37)	51,662

Income (loss) before taxes	18,977	2,637	636	(3,023)	(14)	19,213
Income tax expense (benefit)	3,694	667	179	(744)	(3)	3,793
Net income (loss)	$15,283	$1,970	$457	$(2,279)	$(11)	$15,420

Other data:
Capital expenditures	$2,631	$87	$12	$—	$—	$2,730
Depreciation and amortization	1,666	70	154	—	—	1,890

1	Interest expense is allocated to the mortgage banking and consumer finance segments through borrowings from the community banking segment.
2	Other segment items for each reportable segment include:
a.	Community banking – licenses and other taxes expense, travel and education expense, telecommunications expense, other real estate owned losses and expense, net periodic pension cost, office supplies, and certain overhead expenses.
b.	Mortgage banking – licenses and other taxes expense, travel and education expense, telecommunications expense, office supplies, and certain overhead expenses.
c.	Consumer finance – licenses and other taxes expense, travel and education expense, telecommunications expense, payment processing expense, office supplies, and certain overhead expenses.

	Six Months Ended June 30, 2025
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$47,762	$1,071	$24,267	$—	$295	$73,395
Interest expense	20,524	—	—	1,353	—	21,877
Net interest income before allocation	27,238	1,071	24,267	(1,353)	295	51,518
Net interest allocation[1]	11,864	(446)	(11,418)	—	—	—
Net interest income	39,102	625	12,849	(1,353)	295	51,518
Gain on sales of loans	—	4,558	—	—	(253)	4,305
Other noninterest income	8,608	2,836	326	1,447	(101)	13,116
Net revenue	47,710	8,019	13,175	94	(59)	68,939

Provision for credit losses	(200)	—	5,300	—	—	5,100

Salaries and employee benefits	18,700	3,763	3,995	1,871	—	28,329
Occupancy expense	3,499	503	290	—	—	4,292
Data processing	4,642	584	611	18	—	5,855
Professional fees	1,404	93	226	199	—	1,922
Insurance expense	761	67	79	—	—	907
Marketing and advertising expenses	799	265	14	—	—	1,078
Loan processing and collection expenses	68	557	803	—	—	1,428
Provision for indemnifications	—	(60)	—	—	—	(60)
Other segment items[2]	2,634	358	800	181	(35)	3,938
Total noninterest expense	32,507	6,130	6,818	2,269	(35)	47,689

Income (loss) before taxes	15,403	1,889	1,057	(2,175)	(24)	16,150
Income tax expense (benefit)	2,842	473	292	(614)	(5)	2,988
Net income (loss)	$12,561	$1,416	$765	$(1,561)	$(19)	$13,162

Other data:
Capital expenditures	$718	$115	$—	$—	$—	$833
Depreciation and amortization	1,753	72	159	—	—	1,984

1	Interest expense is allocated to the mortgage banking and consumer finance segments through borrowings from the community banking segment.
2	Other segment items for each reportable segment include:
a.	Community banking – licenses and other taxes expense, travel and education expense, telecommunications expense, other real estate owned losses and expense, net periodic pension cost, office supplies, and certain overhead expenses.
b.	Mortgage banking – licenses and other taxes expense, travel and education expense, telecommunications expense, office supplies, and certain overhead expenses.
c.	Consumer finance – licenses and other taxes expense, travel and education expense, telecommunications expense, payment processing expense, office supplies, and certain overhead expenses.

	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
At June 30, 2026:
Total assets	$2,687,166	$56,059	$463,408	$36,481	$(433,146)	$2,809,968
Total loans held for investment, net	1,634,738	—	434,534	—	3,842	2,073,114
Total loans held for sale	—	47,935	—	—	(3,869)	44,066
Total deposits	2,384,453	—	—	—	(19,095)	2,365,358

At December 31, 2025:
Total assets	$2,651,694	$51,275	$469,942	$31,218	$(435,635)	$2,768,494
Total loans held for investment, net	1,569,530	—	442,016	—	3,353	2,014,899
Total loans held for sale	—	44,286	—	—	(3,375)	40,911
Total deposits	2,359,650	—	—	—	(13,927)	2,345,723

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of loan commitments at the Bank was $463.28 million at June 30, 2026 and $443.28 million at December 31, 2025, which does not include IRLCs at the mortgage banking segment, which are discussed in Note 13. Off balance sheet credit exposures, including loan commitments, are not recorded on balance sheet, but expected credit losses arising from off balance sheet credit exposures are recorded as a reserve for unfunded commitments and reported in Other Liabilities. The following table presents the Corporation’s reserve for unfunded commitments for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Balance at the beginning of period	$1,750	$1,750	$1,600	$1,800
Provision charged to operations	—	—	150	(50)
Total	$1,750	$1,750	$1,750	$1,750

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $17.30 million at June 30, 2026 and $22.21 million at December 31, 2025.

The mortgage banking segment sells the majority of the residential mortgage loans it originates to third-party investors. Additionally, the community banking segment purchases residential mortgage loans from the mortgage banking segment under terms and conditions similar to third-party investors. As is customary in the industry, the agreements with these investors require the mortgage banking segment to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the investors are entitled to make loss claims and repurchase requests of the mortgage banking segment for loans that contain covered deficiencies. The mortgage banking segment has obtained early payment default recourse waivers for a portion of its business. Recourse periods for early payment default for the remaining investors vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud, or underwriting error do not have a stated time limit. The mortgage banking segment maintains an allowance for indemnifications that represents management’s estimate of losses that are probable of arising under these recourse provisions. As performance data for loans that have been sold is not made available to the mortgage banking segment by the investors, the estimate of potential losses is inherently subjective and is based on historical indemnification payments and management’s assessment of current conditions that may contribute to indemnified losses on mortgage loans that have been sold in the secondary market.  For the three and six months ended June 30, 2026, the Corporation recorded net reversals of provision for indemnifications of $25,000 and $60,000, respectively, compared to a net reversal of provision for indemnifications of $35,000 and $60,000 for the three and six months ended June 30, 2025, respectively, which is included in “Noninterest Expenses – Other” on the Consolidated Statements of Income. No indemnification payments were made during the three and six months ended June 30, 2026 and 2025. The allowance for indemnifications was $1.10 million and $1.16 million at June 30, 2026 and December 31, 2025, respectively.

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

Cash flow hedges.  The Corporation designates interest rate swaps as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Corporation’s trust preferred capital notes. These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Corporation’s borrowings for fixed-rate interest payments.  Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Corporation assesses the effectiveness of each hedging relationship quarterly. If the Corporation determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of June 30, 2026, the Corporation has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods through June 2029.

All interest rate swaps were entered into with counterparties that met the Corporation’s credit standards and the agreements contain collateral provisions protecting the at-risk party. The Corporation believes that the credit risk inherent in these derivative contracts is not significant.

These cash flow hedges are reported at fair value in “other assets” in the Consolidated Balance Sheets. Unrealized gains or losses recorded in other comprehensive income (loss) related to cash flow hedges are reclassified into earnings in the same period(s) during which the hedged interest payments affect earnings. When a designated hedging instrument is terminated and the hedged interest payments remain probable of occurring, any remaining unrecognized gain or loss in other comprehensive income (loss) is reclassified into earnings in the period(s) during which the forecasted interest payments affect earnings.  Amounts reclassified into earnings and interest receivable or payable under designated interest rate swaps are reported in interest expense.  The Corporation does not expect any unrealized losses related to cash flow hedges to be reclassified into earnings in the next twelve months. Refer to Note 7 for additional information on amounts reclassified into net income related to these cash flow hedges.

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

At June 30, 2026, the mortgage banking segment had $74.42 million of IRLCs and $44.07 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $118.49 million in mortgage loans.

At December 31, 2025, the mortgage banking segment had $44.64 million of IRLCs and $40.91 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $85.55 million in mortgage loans.

The following tables summarize key elements of the Corporation’s derivative instruments.

	June 30, 2026
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$20,000	$627	$25
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	63,047	50	2,354
Matched interest rate swaps with counterparty	63,047	2,354	50
Mortgage banking contracts:
IRLCs	74,419	1,050	—

	December 31, 2025
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$598	$208
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	83,462	224	2,279
Matched interest rate swaps with counterparty	83,462	2,279	224
Mortgage banking contracts:
IRLCs	44,642	574	—

The Corporation and the Bank are required to maintain cash collateral with dealer counterparties for interest rate swap relationships in a loss position.  At both June 30, 2026 and December 31, 2025, there was no cash collateral maintained with dealer counterparties.

NOTE 14: Other Noninterest Expenses

The following table presents the significant components in the Consolidated Statements of Income line “Noninterest Expenses-Other.”

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Licenses and taxes expense	$408	$295	$779	$600
Travel and educational expenses	457	305	681	571
Postage and courier expenses	306	288	582	548
Telecommunication expenses	271	327	569	698
Other components of net periodic pension cost	(187)	(138)	(386)	(301)
Provision for indemnifications	(25)	(35)	(60)	(60)
All other noninterest expenses	871	943	1,737	1,822
Total	$2,101	$1,985	$3,902	$3,878

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

TABLE 1: Financial Performance Highlights

(Dollars in thousands, except for per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income (Loss):
Community Banking	$8,173	$7,116	$15,283	$12,561
Mortgage Banking	1,060	985	1,970	1,416
Consumer Finance	538	539	457	765
Other	(1,145)	(873)	(2,290)	(1,580)
Consolidated net income	$8,626	$7,767	$15,420	$13,162

Adjusted net income[1]	$7,883	$7,767	$14,677	$13,162

Earnings per share - basic and diluted	$2.63	$2.37	$4.71	$4.03
Adjusted earnings per share - basic and diluted[1]	$2.40	$2.37	$4.48	$4.03

Annualized ROA	1.23%	1.18%	1.10%	1.01%
Annualized adjusted ROA[1]	1.13%	1.18%	1.05%	1.01%
Annualized ROE	12.75%	13.06%	11.48%	11.23%
Annualized adjusted ROE[1]	11.65%	13.06%	10.92%	11.23%
Annualized return on average tangible common equity (ROTCE)[1]	14.08%	14.70%	12.69%	12.72%
Annualized adjusted ROTCE[1]	12.86%	14.70%	12.08%	12.72%
[1]

Refer to “Use of Certain Non-GAAP Financial Measures,” below, for information about these non-GAAP financial measures, including a quantitative reconciliation to the most directly comparable financial measures calculated in accordance with GAAP.

Consolidated net income increased $859,000 and $2.3 million for the second quarter and first six months of 2026 compared to the same periods in 2025 due primarily to higher net income at the community banking and mortgage banking segments, partially offset by lower net income at the standalone Corporation, included in “Other” in the table above, and consumer finance segment. A discussion of the performance of our business segments is included under the heading “Business Segments” in the “Results of Operations” section of this discussion and analysis.

Included in net income for the second quarter and first six months of 2026 were the effects of the sale of an equity interest in Bearing Insurance Group, LLC (the Bearing equity interest), resulting in an after-tax gain of $6.4 million, and a strategic restructuring of a portion of the Corporation’s securities portfolio restructuring (the Portfolio Restructuring), which resulted in an after-tax loss of $5.6 million.  No such effects impacted the Corporation’s financial results for the three and six months ended June 30, 2025. Excluding the effects of these items, adjusted net income was $7.9 million, or $2.40 per share, for the second quarter of 2026 compared to $7.8 million, or $2.37 per share, for the second quarter of 2025 and adjusted net income was $14.7 million, or $4.48 per share, for the first six months of 2026 compared to $13.2 million, or $4.03 per share, for the first six months of 2025.

The Corporation uses non-GAAP measures of financial performance, including adjusted net income, adjusted earnings per share, annualized adjusted ROA, annualized adjusted ROE, annualized ROTCE and annualized adjusted ROTCE, to provide meaningful information about operating performance by excluding the effects of certain items that management does not expect to have an ongoing impact on consolidated net income. Each of the non-GAAP measures listed in the prior sentence, for the three and six months ended June 30, 2026, exclude the effects of the sale of the Bearing equity interest and the Portfolio Restructuring. For further information regarding non-GAAP measures, including the impact of the above items on each year, refer to “Use of Certain Non-GAAP Financial Measures” and the accompanying disclosure below within this Item 2.

Key factors affecting comparison for the second quarter and first six months of 2026 are as follows.

●	Community banking segment loans grew $65.9 million, or 8.3 percent annualized, compared to December 31, 2025;
●	Consumer finance segment loans decreased $7.7 million, or 3.3 percent annualized, compared to December 31, 2025;
●	Deposits increased $19.6 million, or 1.7 percent annualized, compared to December 31, 2025;
●	Consolidated annualized net interest margin was 4.41 percent for the second quarter of 2026 compared to 4.27 percent for the second quarter of 2025 and 4.27 percent for the first quarter of 2026;
●	The consumer finance segment experienced net charge-offs at an annualized rate of 2.21 percent and 2.60 percent of average total loans for the second quarter and first six months of 2026, respectively, compared to 2.19 percent and 2.42 percent for the same periods of 2025 and 2.98 percent for the first quarter of 2026;
●	Mortgage banking segment loan originations increased $20.2 million, or 9.5 percent, to $233.7 million and increased $86.1 million, or 26.3 percent, to $413.3 million for the second quarter and first six months of 2026 compared to the same periods of 2025;
●	During the second quarter of 2026, the community banking segment completed the sale of its Bearing equity interest, resulting in an after-tax gain of $6.4 million. Following the sale of the Bearing equity interest, the community banking segment executed the Portfolio Restructuring, resulting in an after-tax loss of $5.6 million. The community banking segment sold $72.6 million in book value of securities with a weighted average yield of 1.40% and purchased approximately $67.8 million of securities with a weighted average yield of 4.70%;
●	Following the 2025 opening of a loan production office in Roanoke, the community banking segment continued its growth in Southwest Virginia with the opening of a retail branch in Roanoke; and
●	The Corporation continued its expansion into the western part of Virginia with the July 2026 announcement of the hiring of a veteran lender in Lynchburg, Virginia.

Capital Management and Dividends

Under regulatory capital standards, the Corporation’s tier 1 risk-based capital and total risk-based capital ratios at June 30, 2026 were 12.3 percent and 15.3 percent, respectively, compared to 12.2 percent and 15.2 percent, respectively, at December 31, 2025. At June 30, 2026, the book value per share of the Corporation’s common stock was $85.46 and tangible book value per share, which is a non-GAAP financial measure, was $77.45, compared to $80.64 and $72.60, respectively, at December 31, 2025.

Total consolidated equity increased $16.1 million to $278.4 million at June 30, 2026 compared to $262.3 million at December 31, 2025 due primarily to net income and lower unrealized losses in the market value of securities available for sale, which are recognized as a component of other comprehensive income, partially offset by dividends paid on the Corporation’s common stock. The Corporation’s securities available for sale are fixed income debt securities and their net unrealized loss position is a result of increased market interest rates since they were purchased. The Corporation expects to recover its investments in debt securities through scheduled payments of principal and interest. Unrealized losses are not expected to affect the earnings or regulatory capital of the Corporation or C&F Bank. The accumulated other comprehensive loss related to the Corporation’s securities available for sale, net of deferred income taxes, decreased to $6.7 million at June 30, 2026 compared to $10.2 million at December 31, 2025 due primarily to the Portfolio Restructuring in the second quarter of 2026.

The Corporation’s Board of Directors declared a quarterly cash dividend of 48 cents per share during the second quarter of 2026, which was paid on July 1, 2026. This dividend represents a payout ratio of 18.3 percent of earnings per share for the second quarter of 2026. The Board of Directors of the Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital levels and requirements and expected future earnings. In making its decision on the payment of dividends on the Corporation’s common stock, the Corporation’s Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, growth expectations and other factors.

The Corporation has a share repurchase program, effective January 1, 2026 through December 31, 2026, that was authorized by the Board of Directors to repurchase up to $5.0 million of the Corporation’s common stock (the 2026 Repurchase Program).  During the second quarter and first six months of 2026, the Corporation repurchased 4,095 and 8,374 shares, or $312,000 and $621,000, respectively, of its common stock under the 2026 Repurchase Program.

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

Management’s judgment in determining the level of the allowance is based on evaluations of historical loan losses, current conditions and reasonable and supportable forecasts relevant to the collectability of loans. The measurement of the allowance for credit losses on commercial and consumer loans is based in part on the twelve-month forecast of the national unemployment rate, which we believe to be indicative of risk factors related to the collectability of commercial and consumer loans. Forecasts of the national unemployment rate are derived from the Federal Open Market Committee of the Federal Reserve Board. For periods beyond those for which reasonable and supportable forecasts are available, projections are based on a reversion of the national unemployment rate from the last forecast to a historical average level over the following six months. In addition, management’s estimate of expected credit losses is based on the remaining life of loans held for investment, which is affected in part by changes in expected prepayment behavior and in the nature and volume of the loan portfolio. Management also assesses the risk of credit losses arising from external factors, such as changes in general market, economic and business conditions and the value of underlying collateral, to make qualitative adjustments in determining the recorded balance of the allowance for credit losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. These factors outside of the Corporation’s control are difficult to predict and can have significant impacts on the level of allowance that is required, which can be different than the level recorded based on the then-existing loan portfolio, unemployment rate forecast and other external factors that were used in the qualitative adjustments at that time.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three and six months ended June 30, 2026 and 2025. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented. Average balances of securities available for sale are included at amortized cost. Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect for all periods presented.

TABLE 2: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended June 30,
	2026			2025
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans:
Community banking segment	$1,631,487	$22,836	5.61%	$1,499,272	$20,893	5.59%
Mortgage banking segment	53,878	818	6.09	45,948	731	6.38
Consumer finance segment	459,447	12,085	10.55	464,193	12,144	10.49
Total loans	2,144,812	35,739	6.68	2,009,413	33,768	6.74
Securities:
Taxable	346,303	3,062	3.54	342,023	2,325	2.72
Tax-exempt	127,487	1,426	4.47	120,281	1,205	4.01
Total securities	473,790	4,488	3.79	462,304	3,530	3.05
Interest-bearing deposits in other banks	61,530	471	3.07	48,237	413	3.43
Total earning assets	2,680,132	40,698	6.09	2,519,954	37,711	6.00
Allowance for credit losses	(40,256)			(41,284)
Total non-earning assets	162,193			157,307
Total assets	$2,802,069			$2,635,977

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$341,300	552	0.65	$312,905	476	0.61
Savings and money market deposit accounts	553,814	1,688	1.22	522,453	1,530	1.17
Time deposits	920,692	7,526	3.28	830,425	7,547	3.65
Total interest-bearing deposits	1,815,806	9,766	2.16	1,665,783	9,553	2.30
Borrowings:
FHLB advances	30,165	328	4.30	40,132	447	4.41
Subordinated notes	65,507	1,110	6.78	50,962	756	5.94
Other borrowings	7,784	57	2.94	31,988	143	1.79
Total borrowings	103,456	1,495	5.77	123,082	1,346	4.38
Total interest-bearing liabilities	1,919,262	11,261	2.35	1,788,865	10,899	2.44
Noninterest-bearing demand deposits	567,762			568,372
Other liabilities	44,379			40,917
Total liabilities	2,531,403			2,398,154
Equity	270,666			237,823
Total liabilities and equity	$2,802,069			$2,635,977
Net interest income		$29,437			$26,812
Interest rate spread			3.74%			3.56%
Interest expense to average earning assets			1.68%			1.73%
Net interest margin			4.41%			4.27%

	Six Months Ended June 30,
	2026			2025
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans:
Community banking segment	$1,617,208	$44,837	5.59%	$1,483,501	$40,858	5.55%
Mortgage banking segment	46,350	1,358	5.91	33,527	1,071	6.44
Consumer finance segment	461,980	24,304	10.61	464,856	24,267	10.53
Total loans	2,125,538	70,499	6.69	1,981,884	66,196	6.74
Securities - available for sale:
Taxable	345,623	5,748	3.33	340,744	4,518	2.65
Tax-exempt	129,583	2,812	4.34	119,661	2,358	3.94
Total securities - available for sale	475,206	8,560	3.60	460,405	6,876	2.99
Interest-bearing deposits in other banks	70,428	1,122	3.21	52,012	915	3.55
Total earning assets	2,671,172	80,181	6.05	2,494,301	73,987	5.98
Allowance for credit losses	(40,385)			(40,947)
Total non-earning assets	166,403			155,937
Total assets	$2,797,190			$2,609,291

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$346,156	$1,172	0.68%	$322,569	$1,076	0.67%
Savings and money market deposit accounts	552,239	3,331	1.22	505,926	2,735	1.09
Time deposits	914,782	15,112	3.33	826,211	15,511	3.79
Total interest-bearing deposits	1,813,177	19,615	2.18	1,654,706	19,322	2.35
Borrowings:
FHLB advances	34,558	757	4.36	40,066	887	4.40
Subordinated notes	65,502	2,212	6.77	48,221	1,353	5.64
Other borrowings	7,806	114	2.95	34,151	315	1.87
Total borrowings	107,866	3,083	5.72	122,438	2,555	4.18
Total interest-bearing liabilities	1,921,043	22,698	2.38	1,777,144	21,877	2.48
Noninterest-bearing demand deposits	563,344			556,923
Other liabilities	44,078			40,896
Total liabilities	2,528,465			2,374,963
Equity	268,725			234,328
Total liabilities and equity	$2,797,190			$2,609,291
Net interest income		$57,483			$52,110
Interest rate spread			3.67%			3.50%
Interest expense to average earning assets			1.71%			1.77%
Net interest margin			4.34%			4.21%

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

TABLE 3: Rate-Volume Recap

	Three Months Ended June 30, 2026 from 2025
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans:
Community banking segment	$76	$1,867	$1,943
Mortgage banking segment	(34)	121	87
Consumer finance segment	68	(127)	(59)
Securities - available for sale:
Taxable	708	29	737
Tax-exempt	145	76	221
Interest-bearing deposits in other banks	(47)	105	58
Total interest income	916	2,071	2,987
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	32	44	76
Savings and money market deposit accounts	66	92	158
Time deposits	(803)	782	(21)
Borrowings:
FHLB advances	(11)	(108)	(119)
Subordinated notes	118	236	354
Other borrowings	60	(146)	(86)
Total interest expense	(538)	900	362
Change in net interest income	$1,454	$1,171	$2,625

	Six Months Ended June 30, 2026 from 2025
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans:
Community banking segment	$294	$3,685	$3,979
Mortgage banking segment	(94)	381	287
Consumer finance segment	186	(149)	37
Securities - available for sale:
Taxable	1,165	65	1,230
Tax-exempt	250	204	454
Interest-bearing deposits in other banks	(94)	301	207
Total interest income	1,707	4,487	6,194
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	16	80	96
Savings and money market deposit accounts	337	259	596
Time deposits	(1,980)	1,581	(399)
Total interest-bearing deposits	(1,627)	1,920	293
Borrowings:
FHLB advances	(8)	(122)	(130)
Subordinated notes	308	551	859
Other borrowings	123	(324)	(201)
Total interest expense	(1,204)	2,025	821
Change in net interest income	$2,911	$2,462	$5,373

Net interest income, on a taxable-equivalent basis, for the second quarter and first six months of 2026 increased to $29.4 million and $57.5 million, respectively, compared to $26.8 million and $52.1 million for the same periods in 2025 due primarily to higher average balances of interest-earning assets and higher net interest margin. Annualized net interest margin increased 14 basis points to 4.41 percent for the second quarter of 2026 compared to the same period of 2025 and increased 13 basis points to 4.34 percent for the first six months of 2026 compared to the same period of 2025 due primarily to higher average interest rates on securities and lower average interest rates on deposits, partially offset by higher average cost of borrowings. The Federal Reserve Bank (FRB) target federal funds interest rate was at an upper limit of 4.50 percent at December 31, 2024 until the Federal Open Market Committee began decreasing it in September 2025, decreasing it to

3.75 percent by December 31, 2025, where it remained during the first six months of 2026. The yield on interest-earning assets increased by 9 basis points and 7 basis points for the second quarter and first six months of 2026, respectively, compared to the same periods in 2025. The cost of interest-bearing liabilities decreased by 9 basis points and 10 basis points for the second quarter and first six months of 2026, respectively, compared to the same periods in 2025. Average earning assets increased $160.2 million and $176.9 million for the second quarter and first six months of 2026, respectively, compared to the same periods in 2025. Average interest-bearing liabilities increased $130.4 million and $143.9 million for the second quarter and first six months of 2026, respectively, compared to the same periods in 2025. Average noninterest-bearing demand deposits decreased $610,000 and increased $6.4 million for the second quarter and first six months of 2026, respectively, compared to the same periods in 2025.

Average loans, which includes both loans held for investment and loans held for sale, increased $135.4 million to $2.14 billion for the second quarter of 2026 and increased $143.7 million to $2.13 billion for the first six months of 2026 compared to the same periods in 2025. Average loans at the community banking segment increased $132.2 million, or 8.8 percent, for the second quarter of 2026 and increased $133.7 million, or 9.0 percent, for the first six months of 2026 compared to the same periods in 2025 due primarily to growth in the commercial real estate and land acquisition and development segments of the loan portfolio. Average loans at the consumer finance segment decreased $4.7 million, or 1.0 percent, for the second quarter of 2026 and decreased $2.9 million, or less than one percent, for the first six months of 2026 compared to the same periods in 2025 due primarily to a decrease in marine and recreational vehicle (RV) loans as the third party administrator of that program significantly decreased sales of those loans to outside parties during 2025, which led to the consumer finance segment ending future purchases under the program during the third quarter of 2025. The marine and RV portfolio is expected to run off over time, subject to normal repayment activity and credit performance. Average loans at the mortgage banking segment, which consist of loans held for sale, increased $7.9 million, or 17.3 percent, for the second quarter of 2026 and increased $12.8 million, or 38.3 percent, for the first six months of 2026 compared to the same periods in 2025.

Average loan yields decreased 6 basis points to 6.68 percent for the second quarter of 2026 and decreased 5 basis points to 6.69 percent for the first six months of 2026 compared to the same periods in 2025 due primarily to a mix shift in the portfolio with growth in loans at the community banking segment, which has lower yields than loans at the consumer finance segment. The community banking segment average loan yield increased 2 basis points to 5.61 percent for the second quarter of 2026 and increased 4 basis points to 5.59 percent for the first six months of 2026 compared to the same periods in 2025 due primarily to renewals of fixed rate loans originated during periods of lower interest rates. The consumer finance segment average loan yield increased 6 basis points to 10.55 percent for the second quarter of 2026 and increased 8 basis points to 10.61 percent for the first six months of 2026 compared to the same periods in 2025 due primarily to a mix shift in the loan portfolio with the termination of the marine and RV loans program and the portfolio composition in general shifting towards originations within the past three years, when interest rates were higher, as balances on loans originated prior to that in periods of lower interest rates decline. The mortgage banking segment average loan yield decreased 29 basis points to 6.09 percent for the second quarter of 2026 and decreased 53 basis points to 5.91 percent for the first six months of 2026 compared to the same periods in 2025 due to fluctuations in mortgage interest rates.

Average securities available for sale increased $11.5 million to $473.8 million for the second quarter of 2026 and increased $14.8 million to $475.2 million for the first six months of 2026 compared to the same periods in 2025. The average yield on the securities portfolio, on a taxable-equivalent basis, increased 74 basis points to 3.79 percent for the second quarter of 2026 and increased 61 basis points to 3.60 percent for the first six months of 2026 compared to the same periods in 2025 due primarily to the Portfolio Restructuring during the second quarter of 2026. In the Portfolio Restructuring, the community banking segment sold $72.6 million in book value of securities with a weighted average yield of 1.40% and representing approximately 14.7% of the entire securities portfolio, and purchased approximately $67.8 million of securities with a weighted average yield of 4.70%.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the FRB, increased $13.3 million to $61.5 million for the second quarter of 2026 and increased $18.4 million to $70.4 million for the first six months of 2026 compared to the same periods in 2025. The average yield on interest-bearing deposits in other banks decreased 36 basis points for the second quarter of 2026 and decreased 34 basis points for the first six months of 2026 compared to the same periods of 2025 due primarily to the decreases in the federal funds interest rate beginning in September 2025.

Average savings and money market and interest-bearing demand deposits combined increased $59.8 million to $895.1 million for the second quarter of 2026 and increased $69.9 million to $898.4 million for the first six months of 2026 compared to the same periods in 2025. Average noninterest-bearing demand deposits decreased $610,000 to $567.8 million for the second quarter of 2026 and increased $6.4 million to $563.3 million for the first six months of 2026 compared to the same periods in 2025. Average time deposits increased $90.3 million to $920.7 million for the second quarter of 2026 and increased $88.6 million to $914.8 million for the first six months of 2026 compared to the same periods in 2025. The average cost of interest-bearing deposits decreased 14 basis points to 2.16 percent for the second quarter of 2026 and decreased 17 basis points to 2.18 percent for the first six months of 2026 compared to the same periods in 2025 due primarily to decreases in interest rates paid on time deposits. A portion of the increases in average deposits was due to the wind-down of the repurchase agreement program with certain commercial deposit customers during the third quarter of 2025. The average balance of these repurchase agreements was $23.9 million at June 30, 2025.

Average borrowings decreased $19.6 million to $103.5 million for the second quarter of 2026 and decreased $14.6 million to $107.9 million for the first six months of 2026 compared to the same periods in 2025 due primarily to the wind-down of the repurchase agreement program and decreases in FHLB advances, partially offset by higher average balances of subordinated notes. The average cost of borrowings increased 139 basis points to 5.77 percent for the second quarter of 2026 and increased 154 basis points to 5.72 percent for the first six months of 2026 compared to the same periods in 2025 due primarily to higher rates paid on subordinated notes and a shift in the mix of borrowings. The Corporation issued new subordinated notes with an aggregate principal amount of $40.0 million in the second quarter of 2025, which initially bear interest at a fixed rate of 7.50%, and concurrently repurchased its previously issued subordinated notes with aggregate principal amount of $20.0 million, which were to transition from a fixed rate of 4.875% to a floating rate at the then current three-month SOFR plus 475.5 basis points during the third quarter of 2025.

The Corporation gives no assurance as to the timing or extent of changes in market interest rates or the impact of those changes or any other factor on the Corporation's ability to compete for loans and deposits or on its net interest margin. The Corporation believes that if market interest rates were to decline, net interest margin could be adversely affected in the short term as its assets typically reprice downward more quickly than its deposits and borrowings. The majority of the Corporation’s time deposits have repriced within the past year and significant further decreases are not expected unless there are additional decreases in market interest rates or shifts in the mix of deposits. The Corporation also believes any such adverse impacts could be somewhat mitigated by renewals of fixed rate loans originated during periods of lower interest rates and purchases of securities available for sale with higher interest rates, including those purchased in the Portfolio Restructuring. If market interest rates were to rise, net interest margin could be positively affected in the short term as the Corporation generally expects its assets to reprice upward more quickly than its deposits and borrowings. The interest rate environment has grown increasingly uncertain during the first six months of 2026 and the ultimate effect of market factors, including monetary policy actions taken by the Federal Reserve, on the Corporation’s net interest margin will also depend on other factors, including the Corporation’s ability to grow loans at the community banking and consumer finance segments, to compete for deposits, and the extent of its reliance on borrowings.

Noninterest Income

TABLE 4: Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Gains on sales of loans	$2,436	$2,458	$4,981	$4,305
Interchange income	1,673	1,621	3,250	3,096
Service charges on deposit accounts	1,061	1,022	2,081	2,012
Investment income from other equity interests	8,332	127	8,704	334
Net losses on sales, maturities and calls of available for sale securities	(7,129)	—	(7,129)	—
Mortgage banking fee income	985	888	1,835	1,458
Wealth management services income, net	847	756	1,655	1,488
Mortgage lender services income	969	762	1,789	1,298
Other service charges and fees	517	551	1,021	1,049
Unrealized gain on investments held in rabbi trust	1,638	1,212	1,326	1,423
Other income, net	447	451	813	958
Total noninterest income	$11,776	$9,848	$20,326	$17,421

Total noninterest income increased $1.9 million, or 19.6 percent, for the second quarter of 2026 compared to the same period in 2025 due primarily to higher investment income from other equity interests related to the sale of the Bearing equity interest, fluctuations in unrealized gains and losses on investments held in the rabbi trust and higher volume of mortgage loan production at the mortgage banking segment which resulted in higher mortgage banking fee income and higher mortgage lender services income, partially offset by net losses on the Portfolio Restructuring.

Total noninterest income increased $2.9 million, or 16.7 percent, for the first six months of 2026 compared to the same period in 2025 due primarily to higher investment income from other equity interests related to the sale of the Bearing equity interest and higher volume of mortgage loan production at the mortgage banking segment which resulted in higher gains on sales of loans, higher mortgage banking fee income and higher mortgage lender services income, partially offset by net losses on the Portfolio Restructuring.

The Corporation uses a rabbi trust to fund liabilities under its nonqualified deferred compensation plan. Unrealized gains and losses on investments held in the Corporation’s rabbi trust are offset by changes in deferred compensation liabilities, recorded in salaries and employee benefits expense.

Noninterest Expense

TABLE 5: Noninterest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Salaries and employee benefits:
Compensation, payroll taxes and employee benefits	$14,863	$13,634	$29,532	$26,906
Increase in nonqualified deferred compensation plan liabilities	1,638	1,212	1,326	1,423
Total salaries and employee benefits	16,501	14,846	30,858	28,329

Occupancy expense	2,402	2,099	4,617	4,292
Data processing	3,403	2,989	6,578	5,855
Professional fees	943	1,001	1,860	1,922
Insurance expense	440	416	870	907
Marketing and advertising expenses	639	549	1,186	1,078
Loan processing and collection expenses	918	745	1,791	1,428
Other expenses:
Licenses and taxes expense	408	295	779	600
Telecommunication expenses	271	327	569	698
Postage and courier expenses	306	288	582	548
Travel and educational expenses	457	305	681	571
Other components of net periodic pension cost	(187)	(138)	(386)	(301)
Provision for indemnifications	(25)	(35)	(60)	(60)
All other noninterest expenses	871	943	1,737	1,822
Total other noninterest expenses	2,101	1,985	3,902	3,878
Total noninterest expense	$27,347	$24,630	$51,662	$47,689

Total noninterest expenses increased $2.7 million, or 11.0 percent, in the second quarter of 2026 and increased $4.0 million, or 8.3 percent, for the first six months of 2026 compared to the same periods in 2025 due primarily to higher salaries and employee benefits due to the addition of a seasoned lending team with the expansion into Southwest Virginia in the third quarter of 2025, annual compensation adjustments, increased employee incentive accruals associated with improved financial performance and higher commissions from increased volume of mortgage loan production, as well as higher data processing, occupancy expense and loan processing and collection expenses.

Changes in deferred compensation plan liabilities are offset by unrealized gains and losses on investments held in the Corporation’s rabbi trust and are recorded in noninterest income.

Income Taxes

The Corporation’s consolidated effective income tax rate was 20.6 percent and 19.7 percent for the second quarter and first six months of 2026, respectively, compared to 19.3 percent and 18.5 percent for the same periods in 2025 due primarily to the tax impact of the sale of the Bearing equity interest and lower income tax windfall related to the amount deductible upon vesting of restricted stock awards.

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

TABLE 6: Community Banking Segment Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Interest income	$27,215	$24,378	$53,387	$47,762
Interest expense	10,151	10,143	20,486	20,524
Net interest income before allocation	17,064	14,235	32,901	27,238
Net interest allocation[1]	5,934	6,110	11,718	11,864
Net interest income	22,998	20,345	44,619	39,102
Provision for credit losses	150	(300)	450	(200)
Net interest income after provision for credit losses	22,848	20,645	44,169	39,302
Noninterest income:
Interchange income	1,673	1,621	3,250	3,096
Service charges on deposit accounts	1,080	1,039	2,118	2,046
Wealth management services income, net	847	756	1,655	1,488
Other service charges and fees	517	550	1,021	1,047
Investment income from other equity interests	8,332	127	8,704	334
Net losses on sales, maturities and calls of available for sale securities	(7,129)	—	(7,129)	—
Other income, net	258	285	455	597
Total noninterest income	5,578	4,378	10,074	8,608
Noninterest expense:
Salaries and employee benefits	10,485	9,421	20,602	18,700
Occupancy expense	2,012	1,669	3,866	3,499
Data processing	2,610	2,300	5,083	4,642
Professional fees	665	680	1,305	1,404
Insurance expense	391	345	771	761
Marketing and advertising expenses	491	415	911	799
Loan processing and collection expenses	75	26	114	68
Other expenses	1,457	1,419	2,614	2,634
Total noninterest expenses	18,186	16,275	35,266	32,507
Income before income taxes	10,240	8,748	18,977	15,403
Income tax expense	2,067	1,632	3,694	2,842
Net income	$8,173	$7,116	$15,283	$12,561
1	Interest expense is allocated to the mortgage banking and consumer finance segments through borrowings from the community banking segment.

The community banking segment reported net income of $8.2 million and $15.3 million for the second quarter and first six months of 2026, respectively, compared to $7.1 million and $12.6 million for the same periods in 2025 due primarily to:

●	higher interest income resulting from higher average balances of loans, securities and cash reserves and higher average interest rates on securities; and
●	a pre-tax gain of $8.3 million on the sale of the Bearing equity interest in the second quarter of 2026, reported in investment income from other equity interests;

partially offset by:

●	higher salaries and employee benefits due primarily to the addition of a seasoned lending team with the expansion into Southwest Virginia in the third quarter of 2025, annual compensation adjustments and increased employee incentive accruals associated with improved financial performance;
●	a pre-tax loss of $7.1 million on the Portfolio Restructuring in the second quarter of 2026, reported in net loss on sales of available for sale securities; and
●	higher provision for losses due primarily to the reversal of a specific reserve in the second quarter of 2025 upon the resolution of a nonperforming commercial real estate loan.

Adjusted net income for the community banking segment, which excludes the effects of the sale of the Bearing equity interest and the Portfolio Restructuring, was $7.4 million and $14.5 million for the second quarter and first six months of 2026, respectively, compared to $7.1 million and $12.6 million for the same periods in 2025. Adjusted net income for the community banking segment increased $314,000 and $2.0 million for the second quarter and first six months of 2026, respectively, compared to the same periods in 2025 due primarily to the items discussed above.

Net interest income for the community banking segment increased by $2.7 million to $23.0 million for the second quarter of 2026 and increased $5.5 million to $44.6 million for the first six months of 2026 compared to the same periods in 2025 due primarily to an increase in net interest margin and higher average balances of earning assets. Average interest-earning asset yields were higher for the second quarter and first six months of 2026 compared to the same periods in 2025 due primarily to higher average interest rates on securities available for sale. In the Portfolio Restructuring, the community banking segment sold $72.6 million in book value of securities with a weighted average yield of 1.40% and representing approximately 14.7% of the entire securities portfolio, and purchased approximately $67.8 million of securities with a weighted average yield of 4.70%. The average cost of interest-bearing liabilities was lower for the second quarter and first six months of 2026 compared to the same periods in 2025 due primarily to decreases in interest rates paid on time deposits. Interest income allocated to the community banking segment includes interest income on loans to the consumer finance and mortgage banking segments. These transactions are eliminated to reach consolidated totals.

The community banking segment recorded provision for credit losses of $150,000 and $450,000 for the second quarter and first six months of 2026 compared to net reversals of provision for credit losses of $300,000 and $200,000 for the same periods in 2025. Management believes that the level of the allowance for credit losses is adequate to reflect the net amount expected to be collected.

Noninterest income increased for the second quarter and first six months of 2026 compared to the same periods in 2025 due primarily to higher investment income from other equity interests from the sale of the Bearing equity interest, partially offset by net losses on sales of available for sale securities from the Portfolio Restructuring. Noninterest expenses increased for the second quarter and first six months of 2026 compared to the same periods in 2025 due primarily to higher salaries and employee benefits, occupancy expense and data processing expenses.

Mortgage Banking:  The following table presents the mortgage banking operating results for the periods indicated.

TABLE 7: Mortgage Banking Segment Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Interest income	$818	$732	$1,358	$1,071
Interest expense	—	—	—	—
Net interest income before allocation	818	732	1,358	1,071
Net interest allocation[1]	(416)	(374)	(648)	(446)
Net interest income	402	358	710	625
Provision for credit losses	—	—	—	—
Net interest income after provision for credit losses	402	358	710	625
Noninterest income:
Gains on sales of loans	2,655	2,573	5,384	4,558
Mortgage banking fee income	1,012	933	1,894	1,525
Mortgage lender services fee income	969	764	1,789	1,305
Other income	26	3	29	6
Total noninterest income	4,662	4,273	9,096	7,394
Noninterest expense:
Salaries and employee benefits	2,105	1,971	4,367	3,763
Occupancy expense	231	290	446	503
Data processing	434	358	806	584
Professional fees	50	67	78	93
Insurance expense	17	37	36	67
Marketing and advertising expenses	140	125	252	265
Loan processing and collection expenses	499	327	859	557
Provision for indemnifications	(25)	(35)	(60)	(60)
Other expenses	196	181	385	358
Total noninterest expenses	3,647	3,321	7,169	6,130
Income before income taxes	1,417	1,310	2,637	1,889
Income tax expense	357	325	667	473
Net income	$1,060	$985	$1,970	$1,416
1	Interest expense is allocated to the mortgage banking segment through borrowings from the community banking segment.

The mortgage banking segment reported net income of $1.1 million and $2.0 million for the second quarter and first six months of 2026, respectively, compared to $985,000 and $1.4 million for the same periods in 2025 due primarily to:

●	higher gains on sales of loans and higher mortgage banking fee income due to higher volume of mortgage loan originations; and
●	higher mortgage lender services fee income;

partially offset by:

●	higher variable expenses tied to mortgage loan origination volume such as commissions and bonuses, reported in salaries and employee benefits and higher loan processing and collection expenses.

The following table presents mortgage loan originations and mortgage loans sold for the periods indicated.

TABLE 8: Mortgage Loan Originations

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Mortgage loan originations:
Purchases	$209,255	$197,222	$351,781	$298,862
Refinancings	24,479	16,301	61,555	28,411
Total mortgage loan originations[1]	$233,734	$213,523	$413,336	$327,273

Lock-adjusted originations[2]	$218,706	$199,980	$441,772	$342,320
1	Total mortgage loan originations does not include mortgage lender services.
2	Lock-adjusted originations includes the effect of changes in the volume of mortgage loan applications in process that have not closed, net of an estimated volume not expected to close.

Mortgage banking segment loan originations increased 9.5 percent and 26.3 percent for the second quarter and first six months of 2026, respectively, compared to the same periods in 2025 as the mortgage interest rate environment was generally more favorable during the 2026 periods than the comparable periods of 2025, which led to an increase in both purchases and refinancings. Gains on sales of loans, while driven in part by mortgage loan originations, also includes the effects of changes in locked loan commitments, which reflect the volume of mortgage loan applications that are in process and have not closed. Lock-adjusted originations for the mortgage banking segment increased 9.4 percent and 29.1 percent for the second quarter and first six months of 2026, respectively, compared to the same periods in 2025. Locked loan commitments were $74.4 million at June 30, 2026 compared to $44.6 million and $56.4 million at December 31, 2025 and June 30, 2025, respectively. Mortgage banking segment loan originations include originations of loans sold to the community banking segment, at prices similar to those paid by third-party investors. All interest expense at the mortgage banking segment is from variable rate borrowings from the community banking segment. These transactions are eliminated to reach consolidated totals.

Through the Lender Solutions division of the mortgage banking segment, mortgage lender services fee income is derived from providing mortgage origination functions to third-party mortgage lenders for a fee. Mortgage lender services fee income increased to $969,000 and $1.8 million for the second quarter and first six months of 2026, respectively, compared to $764,000 and $1.3 million for the same periods in 2025 due primarily to increased mortgage loan volume in the industry. Mortgage originations functions were also previously provided to the community banking segment, at prices similar to those paid by third-party lenders. These transactions are eliminated to reach consolidated totals.

During the second quarter and first six months of 2026, the mortgage banking segment recorded net reversals of provision for indemnification losses of $25,000 and $60,000, respectively, compared to net reversals of provision for indemnification losses of $35,000 and $60,000 for the same periods in 2025. Management believes that the indemnification reserve is sufficient to absorb losses related to loans that have been sold in the secondary market.

Consumer Finance:  The following table presents the consumer finance operating results for the periods indicated.

TABLE 9: Consumer Finance Segment Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Interest income	$12,086	$12,144	$24,304	$24,267
Interest expense	—	—	—	—
Net interest income before allocation	12,086	12,144	24,304	24,267
Net interest allocation[1]	(5,518)	(5,736)	(11,070)	(11,418)
Net interest income	6,568	6,408	13,234	12,849
Provision for credit losses	2,500	2,400	5,800	5,300
Net interest income after provision for credit losses	4,068	4,008	7,434	7,549
Noninterest income	149	149	303	326
Noninterest expense:
Salaries and employee benefits	2,014	2,018	4,046	3,995
Occupancy expense	159	140	305	290
Data processing	349	321	670	611
Professional fees	157	135	351	226
Insurance expense	32	34	63	79
Marketing and advertising expenses	8	9	23	14
Loan processing and collection expenses	344	392	818	803
Other expenses	410	364	825	800
Total noninterest expenses	3,473	3,413	7,101	6,818
Income before income taxes	744	744	636	1,057
Income tax expense	206	205	179	292
Net income	$538	$539	$457	$765
1	Interest expense is allocated to the consumer finance segment through borrowings from the community banking segment.

The consumer finance segment reported net income of $538,000 and $457,000 for the second quarter and first six months of 2026, respectively, compared to net income of $539,000 and $765,000 for the same periods in 2025 due primarily to:

●	higher provision for credit losses due primarily to higher net charge-offs;

partially offset by:

●	lower interest expense allocation on borrowings from the community banking segment as a result of lower average interest rates.

Average loans decreased $4.7 million, or 1.0 percent, for the second quarter of 2026 and decreased $2.9 million, or less than one percent, for the first six months of 2026 compared to the same periods in 2025 due primarily to a decrease in marine and recreational vehicle loans as the third party administrator of that program significantly decreased sales of those loans to outside parties during 2025, which led to the consumer finance segment ending future purchases under the program during the third quarter of 2025. The marine and recreational vehicle portfolio is expected to run off over time, subject to normal repayment activity and credit performance. All interest expense at the consumer finance segment is from fixed and variable rate borrowings from the community banking segment. These transactions are eliminated to reach consolidated totals.

The consumer finance segment recorded $2.5 million and $5.8 million in provision for credit losses for the second quarter and first six months of 2026, respectively, compared to $2.4 million and $5.3 million for the same periods in 2025. Net charge-offs as a percentage of total loans increased due primarily to an increase in delinquent loans experienced during 2026 and, for the second quarter, a mix shift in the portfolio as the marine and RV loans balance continued to decrease. If loan performance deteriorates, resulting in further elevated delinquencies or net charge-offs, the provision for credit losses may increase in future periods.

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

The following tables present the Corporation’s credit loss experience for the periods indicated.

TABLE 10: Allowance for Credit Losses

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
For the three months ended June 30, 2026:
Balance at March 31, 2026	$13,411	$4,153	$22,101	$39,665
Provision charged to operations	101	49	2,500	2,650
Loans charged off	(101)	(36)	(3,867)	(4,004)
Recoveries of loans previously charged off	9	26	1,329	1,364
Balance at June 30, 2026	$13,420	$4,192	$22,063	$39,675

Average loans[2]	$1,225,513	$405,974	$459,447	$2,090,934
Ratio of annualized net charge-offs to average loans	0.03%	0.01%	2.21%	0.51%

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
For the three months ended June 30, 2025:
Balance at March 31, 2025	$13,425	$4,086	$22,532	$40,043
Provision charged to operations	(393)	93	2,400	2,100
Loans charged off	(20)	(55)	(3,646)	(3,721)
Recoveries of loans previously charged off	14	43	1,099	1,156
Balance at June 30, 2025	$13,026	$4,167	$22,385	$39,578

Average loans[2]	$1,115,424	$383,848	$464,193	$1,963,465
Ratio of annualized net charge-offs to average loans	0.00%	0.01%	2.19%	0.52%
1Consumer loans includes provision, charge-offs and recoveries related to demand deposit overdrafts.
2Average loans does not include loans held for sale at the mortgage banking segment.

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
For the six months ended June 30, 2026:
Balance at December 31, 2025	$13,239	$4,179	$22,259	$39,677
Provision charged to operations	247	53	5,800	6,100
Loans charged off	(101)	(101)	(8,493)	(8,695)
Recoveries of loans previously charged off	35	61	2,497	2,593
Balance at June 30, 2026	$13,420	$4,192	$22,063	$39,675

Average loans[2]	$1,213,293	$403,915	$461,980	$2,079,188
Ratio of net charge-offs to average loans	0.01%	0.02%	2.61%	0.59%

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
For the six months ended June 30, 2025:
Balance at December 31, 2024	$13,347	$4,032	$22,708	$40,087
Provision charged to operations	(324)	174	5,300	5,150
Loans charged off	(20)	(116)	(7,719)	(7,855)
Recoveries of loans previously charged off	23	77	2,096	2,196
Balance at June 30, 2025	$13,026	$4,167	$22,385	$39,578

Average loans[2]	$1,102,131	$381,370	$464,856	$1,948,357
Ratio of net charge-offs to average loans	0.00%	0.02%	2.42%	0.58%

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

TABLE 11: Allocation of Allowance for Credit Losses

	June 30,	December 31,
(Dollars in thousands)	2026	2025
Allocation of allowance for credit losses:
Commercial	$13,420	$13,239
Consumer	4,192	4,179
Consumer Finance	22,063	22,259
Total allowance for credit losses	$39,675	$39,677
Ratio of loans to total period-end loans:
Commercial	59%	57%
Consumer	20	20
Consumer Finance	21	23
	100%	100%

Loans are required to be measured at amortized cost and to be presented at the net amount expected to be collected. Credit losses on available for sale debt securities are accounted for as an allowance for credit losses, which is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value and the amount expected to be collected on the financial asset. The Corporation concluded that a credit loss did not exist in its securities portfolio at June 30, 2026, and no allowance for credit losses has been recognized. Off balance sheet credit exposures, including loan commitments, are not recorded on balance sheet, but expected credit losses arising from off balance sheet credit exposures are recorded as a reserve for unfunded commitments and reported in Other Liabilities.

The following table presents the Corporation’s reserve for unfunded commitments for the periods indicated.

TABLE 12: Reserve for Unfunded Commitments

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Balance at the beginning of period	$1,750	$1,750	$1,600	$1,800
Provision charged to operations	—	—	150	(50)
Total	$1,750	$1,750	$1,750	$1,750

The allowance for credit losses on loans and available for sale debt securities and the reserve for unfunded commitments are established through a provision for credit losses charged against earnings. The following table presents a breakdown of the provision for credit losses for the periods indicated.

TABLE 13: Provision for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Provision for credit losses:
Provision for loans	$2,650	$2,100	$6,100	$5,150
Provision for unfunded commitments	—	—	150	(50)
Total	$2,650	$2,100	$6,250	$5,100

TABLE 14: Credit Quality Indicators

Loans by credit quality indicators as of June 30, 2026 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Commercial real estate	$919,403	$69	$—	$—	$919,472
Commercial business	125,128	103	—	—	125,231
Construction - commercial real estate	40,851	—	—	—	40,851
Land acquisition and development	87,096	—	—	—	87,096
Builder lines	32,576	—	—	—	32,576
Construction - consumer real estate	32,015	—	—	—	32,015
Residential mortgage	324,154	475	59	1,111	325,799
Equity lines	82,453	42	—	—	82,495
Other consumer	10,564	31	—	62	10,657
	$1,654,240	$720	$59	$1,173	$1,656,192

(Dollars in thousands)	Very Good	Good	Fairly Good	Fair	Marginal	Total
Consumer finance - automobiles	$51,912	$118,898	$133,910	$81,592	$18,606	$404,918
Consumer finance - marine and recreational vehicles	34,124	17,188	367	—	—	51,679
	$86,036	$136,086	$134,277	$81,592	$18,606	$456,597
1At June 30, 2026, the Corporation did not have any loans classified as Doubtful or Loss.

Loans by credit quality indicators as of December 31, 2025 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Commercial real estate	$835,360	$72	$—	$—	$835,432
Commercial business	115,710	—	—	—	115,710
Construction - commercial real estate	99,604	—	—	—	99,604
Land acquisition and development	66,248	—	—	—	66,248
Builder lines	37,938	—	—	—	37,938
Construction - consumer real estate	29,288	—	—	—	29,288
Residential mortgage	317,686	655	60	1,135	319,536
Equity lines	76,359	101	—	—	76,460
Other consumer	10,085	—	—	—	10,085
	$1,588,278	$828	$60	$1,135	$1,590,301

(Dollars in thousands)	Very Good	Good	Fairly Good	Fair	Marginal	Total
Consumer finance - automobiles	$49,347	$114,539	$135,569	$86,336	$20,521	$406,312
Consumer finance - marine and recreational vehicles	38,531	19,023	409	—	—	57,963
	$87,878	$133,562	$135,978	$86,336	$20,521	$464,275
1	At December 31, 2025, the Corporation did not have any loans classified as Doubtful or Loss.

Table 15 summarizes the Corporation’s credit ratios on a consolidated basis and Table 16 summarizes nonperforming assets by principal business segment as of June 30, 2026 and December 31, 2025.  The mortgage banking segment did not have any nonperforming assets as of June 30, 2026 or December 31, 2025.

TABLE 15: Consolidated Credit Ratios

	June 30,	December 31,
(Dollars in thousands)	2026	2025
Total loans[1]	$2,112,789	$2,054,576
Nonaccrual loans	$1,818	$2,157
Allowance for credit losses (ACL)	$39,675	$39,677
Nonaccrual loans to total loans	0.09%	0.10%
ACL to total loans	1.88%	1.93%
ACL to nonaccrual loans	2,182.34%	1,839.45%
1Total loans does not include loans held for sale at the mortgage banking segment.

TABLE 16: Nonperforming Assets

Community Banking Segment

	June 30,	December 31,
(Dollars in thousands)	2026	2025
Total loans	$1,656,192	$1,590,301
Nonaccrual loans	$1,173	$1,135
ACL	$17,612	$17,418
Nonaccrual loans to total loans	0.07%	0.07%
ACL to total loans	1.06%	1.10%
ACL to nonaccrual loans	1,501.45%	1,534.63%
Annualized year-to-date net charge-offs to average total loans	0.01%	0.01%

Consumer Finance Segment

	June 30,	December 31,
(Dollars in thousands)	2026	2025
Total loans	$456,597	$464,275
Nonaccrual loans	$645	$1,022
Repossessed assets	$782	$937
ACL	$22,063	$22,259
Nonaccrual loans to total loans	0.14%	0.22%
ACL to total loans	4.83%	4.79%
ACL to nonaccrual loans	3,420.62%	2,177.98%
Annualized year-to-date net charge-offs to average total loans	2.60%	2.59%

The community banking segment’s nonaccrual loans were $1.2 million at June 30, 2026 compared to $1.1 million at December 31, 2025. The community banking segment recorded provision for credit losses of $150,000 and $450,000 for the second quarter and first six months of 2026, respectively, compared to net reversals of provision for credit losses of $300,000 and $200,000 for the same periods in 2025. At June 30, 2026, the allowance for credit losses increased to $17.6 million compared to $17.4 million at December 31, 2025. The allowance for credit losses as a percentage of total loans decreased to 1.06 percent at June 30, 2026 from 1.10 percent at December 31, 2025 due primarily to changes in the forecast of key credit loss model assumptions, which includes the forecast of the national unemployment rate derived from the Federal Open Market Committee of the Federal Reserve Board. Management believes that the level of the allowance for credit losses is adequate to reflect the net amount expected to be collected.

Nonaccrual loans at the consumer finance segment were $645,000 at June 30, 2026 compared to $1.0 million at December 31, 2025. Nonaccrual consumer finance loans remain low relative to the allowance for credit losses and the total consumer finance loan portfolio because the consumer finance segment generally initiates repossession of loan collateral once a loan becomes more than 60 days delinquent. Repossessed vehicles of the consumer finance segment are classified as other assets and consist only of vehicles the Corporation has the legal right to sell. Prior to the reclassification from loans to repossessed vehicles, the difference between the carrying amount of each loan and the fair value of each vehicle (i.e. the deficiency) is charged against the allowance for credit losses. At June 30, 2026, repossessed vehicles available for sale totaled $782,000 compared to $937,000 at December 31, 2025.

The consumer finance segment experienced net charge-offs at an annualized rate of 2.60 percent of average total loans for the first six months of 2026 compared to 2.42 percent for the same period of 2025 due primarily to an increase in delinquent loans experienced during 2026 and, for the second quarter, a mix shift in the portfolio as the marine and RV loans balance continued to decrease. At June 30, 2026, total delinquent loans as a percentage of total loans was 3.56 percent compared to 4.38 percent at December 31, 2025 and 3.81 percent at June 30, 2025. The allowance for credit losses was $22.1 million, or 4.83 percent of total loans, at June 30, 2026 compared to $22.3 million, or 4.79 percent of total loans, at December 31, 2025.

The consumer finance segment at times offers payment deferrals to borrowers as a portfolio management technique to achieve higher ultimate cash collections on select loan accounts. Average amounts of payment deferrals of automobile loans on a monthly basis, which are not included in delinquent loans, were 1.40 percent and 1.37 percent of average automobile loans outstanding during the second quarter and first six months of 2026, respectively, compared to 1.73 percent and 1.74 percent during the same periods of 2025, and 1.34 percent during the first quarter of 2026.

The consumer finance segment is an indirect lender that provides automobile financing through lending programs that are designed to serve customers in both the “prime” and “non-prime” markets, including those who may have limited access to traditional automobile financing due to having experienced prior credit difficulties. The preferred automobile is a later model, low mileage used vehicle because the value of new vehicles typically depreciates rapidly. In addition to automobile financing, marine and RV loan contracts were also previously purchased on an indirect basis through a referral program administered by a third party. The marine and RV loan contracts were for “prime” loans averaging less than $50,000 made to individuals with higher credit scores. The third party administrator of that program significantly decreased sales of those loans to outside parties during 2025, which led to the consumer finance segment ending future purchases during the third quarter of 2025. The marine and RV portfolio is expected to run off over time, subject to normal repayment activity and credit performance.

The consumer finance segment’s borrowers have included those considered “non-prime” and, therefore, the anticipated rates of delinquencies, defaults, repossessions and losses on the consumer finance loans may be higher than those experienced in the general automobile finance industry and could be more dramatically affected by changes in general economic conditions. Changes in economic conditions may also affect consumer demand for used automobiles and values of automobiles securing outstanding loans, due to changes in demand or changes in levels of inventory of used automobiles, which may directly affect the amount of a loss incurred by the consumer finance segment in the event of default. While we manage the higher risk inherent in loans made to “non-prime” borrowers through the underwriting criteria, portfolio management and collection methods employed by the consumer finance segment, we cannot guarantee that these criteria or methods will afford adequate protection against these risks. With the consumer finance segment’s scorecard model for purchasing loan contracts, the credit-worthiness of borrowers at origination has improved for automobile loans purchased, however, we cannot provide any assurances regarding the level of the consumer finance segment’s net charge-off ratio in future periods. However, we believe that the current allowance for credit losses is adequate to reflect the net amount expected to be collected on existing consumer finance segment loans that may become uncollectible. If factors influencing the consumer finance segment result in higher net charge-off ratios in future periods, the consumer finance segment may need to increase the level of its allowance for credit losses through additional provisions for credit losses, which could negatively affect future earnings of the consumer finance segment.

FINANCIAL CONDITION

At June 30, 2026, the Corporation had total assets of $2.8 billion, an increase of $41.5 million since December 31, 2025. The increase was attributable primarily to growth in loans held for investment and loans held for sale, funded by growth in deposits and earnings. The significant components of the Corporation’s Consolidated Balance Sheets are discussed below.

Loan Portfolio

Tables 17, 18 and 19 present information pertaining to the composition of loans held for investment, the composition of commercial real estate and construction commercial real estate loans, and the maturity/repricing of certain loans held for investment, respectively.

TABLE 17: Summary of Loans Held for Investment

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$919,472	43%	$835,432	41%
Commercial business	125,231	6	115,710	5
Construction - commercial real estate	40,851	2	99,604	5
Land acquisition and development	87,096	4	66,248	3
Builder lines	32,576	2	37,938	2
Construction - consumer real estate	32,015	2	29,288	1
Residential mortgage	325,799	15	319,536	16
Equity lines	82,495	4	76,460	3
Other consumer	10,657	1	10,085	1
Consumer finance - automobiles	404,918	19	406,312	20
Consumer finance - marine and recreational vehicles	51,679	2	57,963	3
Subtotal	2,112,789	100%	2,054,576	100%
Less allowance for credit losses	(39,675)		(39,677)
Loans, net	$2,073,114		$2,014,899

During the first six months of 2026, loans held for investment increased $58.2 million to $2.1 billion at June 30, 2026 due primarily to growth in commercial real estate and land acquisition and development loans, partially offset by a decrease in construction loans at the community banking segment.

TABLE 18: Commercial Real Estate and Construction Commercial Real Estate Loans

	June 30, 2026
(Dollars in thousands)	Amount	% of Commercial Real Estate and Construction Commercial Real Estate Loans	% of Total
Multifamily	$181,884	18.9%	8.6%
Retail	160,421	16.7	7.6
Office	127,421	13.3	6.0
1-4 family investment properties	104,301	10.9	4.9
Hotels	101,609	10.6	4.8
Industrial/warehouse	92,294	9.6	4.4
Mini-storage	72,011	7.5	3.4
Medical office	44,910	4.7	2.1
Other	75,472	7.8	3.7
	$960,323	100%	45.5%

	December 31, 2025
(Dollars in thousands)	Amount	% of Commercial Real Estate and Construction Commercial Real Estate Loans	% of Total
Multifamily	$177,215	19.0%	8.6%
Retail	162,677	17.4	7.9
Office	123,274	13.2	6.0
1-4 family investment properties	99,526	10.6	4.8
Hotels	100,858	10.8	4.9
Industrial/warehouse	85,479	9.1	4.2
Mini-storage	66,983	7.2	3.3
Medical office	43,447	4.6	2.1
Other	75,577	8.1	3.7
	$935,036	100%	45.5%

TABLE 19: Maturity/Repricing Schedule of Loans Held for Investment

	June 30, 2026
(Dollars in thousands)	Commercial	Consumer	Consumer Finance	Total
Variable Rate:
Within 1 year	$353,513	$83,320	$—	$436,833
1 to 5 years	89,051	867	—	89,918
5 to 15 years	8,212	—	—	8,212
After 15 years	—	—	—	—
Fixed Rate:
Within 1 year	113,293	9,904	4,826	128,023
1 to 5 years	481,157	116,718	212,491	810,366
5 to 15 years	178,493	165,596	239,280	583,369
After 15 years	13,522	42,546	—	56,068

	$1,237,241	$418,951	$456,597	$2,112,789

Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At June 30, 2026 and December 31, 2025, all debt securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 20: Securities Available for Sale

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. Treasury securities	$4,934	1%	$4,887	1%
U.S. government agencies and corporations	23,858	5	55,710	12
Mortgage-backed securities	243,730	53	205,832	45
Obligations of states and political subdivisions	153,218	34	157,091	34
Corporate and other debt securities	32,512	7	34,591	8
Total available for sale securities at fair value	$458,252	100%	$458,111	100%

During the first six months of 2026, securities available for sale increased $141,000 to $458.3 million at June 30, 2026. Net unrealized losses in the market value of securities available for sale decreased to $8.4 million at June 30, 2026 compared to $12.9 million at December 31, 2025, due primarily to the Portfolio Restructuring in the second quarter of 2026. In the Portfolio Restructuring, the Corporation sold $72.6 million in book value of securities with a weighted average yield of 1.40%, recognizing a pre-tax loss of $7.1 million, and representing approximately 14.7% of the entire securities portfolio, and purchased approximately $67.8 million of securities with a weighted average yield of 4.70%.

For more information about the Corporation’s securities available for sale, including information about securities in an unrealized loss position at June 30, 2026 and December 31, 2025, see Part I, Item 1, “Financial Statements” under the heading “Note 2: Securities” in this Quarterly Report on Form 10-Q.

The following table presents additional information pertaining to the composition of the securities portfolio at amortized cost, by the earlier of contractual maturity or expected maturity.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties. The total effective duration of the investment portfolio was 3.7 years as of June 30, 2026.

TABLE 21: Maturity of Securities

	June 30, 2026
		Weighted
	Amortized	Average
(Dollars in thousands)	Cost	Yield [1]
U.S. Treasury securities:
Maturing within 1 year	$4,997	1.38%
Total U.S. Treasury securities	4,997	1.38
U.S. government agencies and corporations:
Maturing within 1 year	4,077	1.41
Maturing after 1 year, but within 5 years	19,007	1.56
Maturing after 5 years, but within 10 years	2,075	3.98
Maturing after 10 years	111	2.35
Total U.S. government agencies and corporations	25,270	1.74
Mortgage-backed securities:
Maturing within 1 year	33,341	3.47
Maturing after 1 year, but within 5 years	100,795	3.61
Maturing after 5 years, but within 10 years	68,799	4.06
Maturing after 10 years	46,584	4.76
Total mortgage-backed securities	249,519	3.93
States and municipals:[1]
Maturing within 1 year	28,821	4.12
Maturing after 1 year, but within 5 years	46,195	3.70
Maturing after 5 years, but within 10 years	59,999	4.71
Maturing after 10 years	18,494	4.81
Total states and municipals	153,509	4.31
Corporate and other debt securities:
Maturing within 1 year	10,432	3.55
Maturing after 1 year, but within 5 years	7,999	6.87
Maturing after 5 years, but within 10 years	14,957	7.11
Total corporate and other debt securities	33,388	5.94
Total securities:
Maturing within 1 year	81,668	3.48
Maturing after 1 year, but within 5 years	173,996	3.56
Maturing after 5 years, but within 10 years	145,830	4.64
Maturing after 10 years	65,189	4.77
Total securities	$466,683	4.05
1.	Yields on tax-exempt securities have been computed on a taxable-equivalent basis using the federal corporate income tax rate of 21 percent. The weighted average yield is calculated based on the relative amortized costs of the securities.

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first six months of 2026, deposits increased $19.6 million to $2.37 billion at June 30, 2026 due primarily to increases in time deposits and noninterest-bearing demand deposits, partially offset by a decrease in savings, money market and interest-bearing demand deposits. The increase in deposits was due in part to higher average balances within deposit accounts and the opening of new deposit accounts. Municipal deposits decreased $22.7 million to $139.7 million at June 30, 2026 due primarily to seasonal factors caused by the timing of tax collections.

The Corporation had $18.0 million and $25.0 million in brokered time deposits outstanding at June 30, 2026 and December 31, 2025, respectively.  The Corporation may continue to use brokered deposits on a limited basis as a means of maintaining and diversifying liquidity and funding sources.

Borrowings

During the first six months of 2026, borrowings increased $4.8 million to $118.2 million at June 30, 2026 due primarily to an increase in FHLB advances during the first six months of 2026 that were used to help fund loan growth.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and nonpledged securities available for sale, totaled $401.9 million at June 30, 2026 compared to $406.4 million at December 31, 2025. The Corporation’s funding sources, including capacity, amount outstanding and amount available at June 30, 2026 are presented in Table 22. The Corporation’s capacity was $714.8 million at both June 30, 2026 and December 31, 2025 and the Corporation’s amount available decreased $5.0 million from December 31, 2025 due primarily to an increase in FHLB advances during the first six months of 2026.

TABLE 22: Funding Sources

	June 30, 2026
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$75,000	$—	$75,000
Borrowings from FHLB	286,074	45,000	241,074
Borrowings from FRB	353,729	—	353,729
Total	$714,803	$45,000	$669,803

	December 31, 2025
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$75,000	$—	$75,000
Borrowings from FHLB	276,703	40,000	236,703
Borrowings from FRB	363,100	—	363,100
Total	$714,803	$40,000	$674,803

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

Uninsured deposits represent an estimate of amounts above the Federal Deposit Insurance Corporation (FDIC) insurance coverage limit of $250,000. As of June 30, 2026, the Corporation’s uninsured deposits were approximately $726.4 million, or 30.7 percent of total deposits. Excluding intercompany cash holdings and municipal deposits which are secured with pledged securities, amounts uninsured were approximately $560.9 million, or 23.7 percent of total deposits as of June 30, 2026, compared to $527.8 million, or 22.5 percent of total deposits as of December 31, 2025. The Corporation’s liquid assets and borrowing availability as of June 30, 2026 totaled $1.07 billion, exceeding uninsured deposits, excluding intercompany cash holdings and secured municipal deposits, by $510.8 million.

The Corporation’s internal policy limits brokered deposits to 20 percent of total deposits, representing approximately $568.9 million of net availability for additional brokered deposits as of June 30, 2026.

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

The disclosure below presents the Corporation’s and the Bank’s actual capital amounts and ratios under currently applicable regulatory capital standards.  Under the small bank holding company policy statement of the Federal Reserve Board, which applies to certain bank holding companies with consolidated total assets of less than $3 billion, the Corporation was not subject to regulatory capital requirements at June 30, 2026. The following tables reflect the Corporation’s consolidated capital as determined under regulations that apply to bank holding companies that are not small bank holding companies and minimum capital requirements that would apply to the Corporation if it were not a small bank holding company.  Although the minimum regulatory capital requirements are not applicable to the Corporation, the Corporation calculates these ratios for its own planning and monitoring purposes. Total risk-weighted assets at June 30, 2026 for the Corporation were $2.32 billion and for the Bank were $2.29 billion. Total risk-weighted assets at December 31, 2025 for the Corporation were $2.26 billion and for the Bank were $2.23 billion. As of June 30, 2026, the Bank met all capital adequacy requirements to which it is subject.

TABLE 23: Regulatory Capital

	June 30, 2026
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$356,061	15.3%	$185,833	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	286,872	12.3	139,375	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	261,872	11.3	104,531	4.5		N/A	N/A
Tier 1 leverage ratio	286,872	10.3	111,473	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$339,277	14.8%	$183,466	8.0%		$229,332	10.0%
Tier 1 risk-based capital ratio	310,453	13.5	137,599	6.0		183,466	8.0
Common Equity Tier 1 capital ratio	310,453	13.5	103,199	4.5		149,066	6.5
Tier 1 leverage ratio	310,453	11.2	110,835	4.0		138,543	5.0

	December 31, 2025
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$342,856	15.2%	$180,649	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	274,469	12.2	135,487	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	249,469	11.0	101,615	4.5		N/A	N/A
Tier 1 leverage ratio	274,469	10.0	110,060	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$330,859	14.8%	$178,421	8.0%		$223,026	10.0%
Tier 1 risk-based capital ratio	302,815	13.6	133,816	6.0		178,421	8.0
Common Equity Tier 1 capital ratio	302,815	13.6	100,362	4.5		144,967	6.5
Tier 1 leverage ratio	302,815	11.1	109,173	4.0		136,466	5.0

The regulatory risk-based capital amounts presented above include:  (1) common equity tier 1 capital (CET1) which consists principally of common stock (including surplus) and retained earnings with adjustments for goodwill and intangible assets; (2) Tier 1 capital which consists principally of CET1 plus the Corporation’s “grandfathered” trust preferred securities of $25.0 million; and (3) Tier 2 capital which consists principally of Tier 1 capital plus a limited amount of the allowance for credit losses and $40.0 million of outstanding subordinated notes of the Corporation. The Total Capital ratio, Tier 1 Capital ratio and CET1 ratio are calculated as a percentage of risk-weighted assets. The Tier 1 Leverage ratio is calculated as a percentage of average tangible assets. In addition, the Corporation has made the one-time irrevocable election to continue treating accumulated other comprehensive income (AOCI) under regulatory standards that were in place prior to the Basel III Final Rule in order to eliminate volatility of regulatory capital that can result from fluctuations in AOCI and the inclusion of AOCI in regulatory capital, as would otherwise be required under the Basel III Capital Rule. As a result of this election, changes in AOCI, including unrealized losses on securities available for sale, do not affect regulatory capital amounts shown in the table above for the Corporation or the Bank. For additional information about the Basel III Final Rules, see “Item 1. Business” under the heading “Regulation and Supervision” and “Item 8. Financial Statements and Supplementary Data,” under the heading “Note 17: Regulatory Requirements and Restrictions” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2025.

In addition to the regulatory risk-based capital requirements, the Bank must maintain a capital conservation buffer of 2.5 percent of risk-weighted assets as required by the Basel III Final Rule. Including the capital conservation buffer, the minimum ratios are a common equity Tier 1 risk-based capital ratio of 7.0 percent, a Tier 1 risk-based capital ratio of 8.5 percent, and a total risk-based capital ratio of 10.5 percent. The Corporation and the Bank exceeded these ratios at June 30, 2026 and December 31, 2025.

The Corporation’s capital resources are impacted by its share repurchase programs. The Board of Directors authorized a program, effective January 1, 2026 through December 31, 2026, to repurchase up to $5.0 million of the Corporation’s common stock (the 2026 Repurchase Program). Repurchases under the 2026 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, (Exchange Act) and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions, and there is no assurance that the Corporation will purchase any shares under the 2026 Repurchase Program. During the six months ended June 30, 2026, the Corporation repurchased 8,374 shares, or $621,000, of its common stock under the 2026 Repurchase Program. As of June 30, 2026, there was $4.4 million remaining available for repurchases of the Corporation’s common stock under the 2026 Repurchase Program.

USE OF CERTAIN NON-GAAP FINANCIAL MEASURES

The accounting and reporting policies of the Corporation conform to GAAP in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of the Corporation’s performance. These include adjusted net income for the Corporation and for the community banking segment, adjusted earnings per share, annualized adjusted ROE, annualized ROTCE, annualized adjusted ROTCE, annualized adjusted ROA, net tangible income attributable to the Corporation, ROTCE, tangible book value per share, and the following fully-taxable equivalent (FTE) measures: interest and fees on loans-FTE, interest and dividends on securities-FTE, total interest income-FTE and net interest income-FTE. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented.

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

TABLE 24: Non-GAAP Table

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2026	2025	2026	2025
Reconciliation of Certain Non-GAAP Financial Measures
Adjusted Net Income and Adjusted Earnings Per Share
Net income, as reported	$8,626	$7,767	$15,420	$13,162
Gain on sale of other equity interest[1]	(6,375)	-	(6,375)	-
Loss on securities portfolio restructuring[2]	5,632	-	5,632	-
Adjusted net income	$7,883	$7,767	$14,677	$13,162

Weighted average shares - basic and diluted	3,252,163	3,238,765	3,250,334	3,236,849

Earnings per share - basic and diluted, as reported	$2.63	$2.37	$4.71	$4.03
Gain on sale of other equity interest[1]	(1.96)	-	(1.96)	-
Loss on securities portfolio restructuring[2]	1.73	-	1.73	-
Adjusted earnings per share - basic and diluted	$2.40	$2.37	$4.48	$4.03

Adjusted Net Income, Community Banking Segment
Net income, community banking segment, as reported	$8,173	$7,116	$15,283	$12,561
Gain on sale of other equity interest[1]	(6,375)	-	(6,375)	-
Loss on securities portfolio restructuring[2]	5,632	-	5,632	-
Adjusted net income, community banking segment	$7,430	$7,116	$14,540	$12,561

1	Sale of other equity interest is net of related income tax expense of $1.9 million for both the three and six months ended June 30, 2026.
2	Securities portfolio restructuring is net of related income tax benefit of $1.5 million for both the three and six months ended June 30, 2026.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2026	2025	2026	2025
Adjusted ROE
Average total equity, as reported	$270,666	$237,823	$268,725	$234,328

Annualized ROE, as reported	12.75%	13.06%	11.48%	11.23%
Annualized Adjusted ROE	11.65%	13.06%	10.92%	11.23%

Adjusted ROA
Average total assets, as reported	$2,802,069	$2,635,977	$2,797,190	$2,609,291

Annualized ROA, as reported	1.23%	1.18%	1.10%	1.01%
Annualized Adjusted ROA	1.13%	1.18%	1.05%	1.01%

Return on Average Tangible Common Equity
Average total equity, as reported	$270,666	$237,823	$268,725	$234,328
Average goodwill	(25,191)	(25,191)	(25,191)	(25,191)
Average other intangible assets	(868)	(1,045)	(882)	(1,081)
Average noncontrolling interest	(626)	(652)	(663)	(696)
Average tangible common equity	$243,981	$210,935	$241,989	$207,360

Net income	$8,626	$7,767	$15,420	$13,162
Amortization of intangibles	25	63	50	125
Net income attributable to noncontrolling interest	(63)	(76)	(110)	(103)
Net tangible income attributable to C&F Financial Corporation	$8,588	$7,754	$15,360	$13,184

Adjusted net income	$7,883	$7,767	$14,677	$13,162
Amortization of intangibles	25	63	50	125
Net loss (income) attributable to noncontrolling interest	(63)	(76)	(110)	(103)
Adjusted net tangible income attributable to C&F Financial Corporation	$7,845	$7,754	$14,617	$13,184

Annualized ROE, as reported	12.75%	13.06%	11.48%	11.23%
Annualized return on average tangible common equity	14.08%	14.70%	12.69%	12.72%
Annualized adjusted return on average tangible common equity	12.86%	14.70%	12.08%	12.72%

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Fully Taxable Equivalent Net Interest Income[1]	2026	2025	2026	2025
Interest and fees on loans	$35,690	$33,716	$70,405	$66,098
FTE adjustment	49	52	94	98
FTE interest and fees on loans	$35,739	$33,768	$70,499	$66,196

Interest and dividends on securities	$4,190	$3,278	$7,970	$6,382
FTE adjustment	298	252	590	494
FTE interest and dividends on securities	$4,488	$3,530	$8,560	$6,876

Total interest income	$40,351	$37,407	$79,497	$73,395
FTE adjustment	347	304	684	592
FTE interest income	$40,698	$37,711	$80,181	$73,987

Net interest income	$29,090	$26,508	$56,799	$51,518
FTE adjustment	347	304	684	592
FTE net interest income	$29,437	$26,812	$57,483	$52,110

1	Assuming a tax rate of 21%.

	June 30,	December 31,
(Dollars in thousands, except per share amounts)	2026	2025
Tangible Book Value Per Share
Equity attributable to C&F Financial Corporation	$277,785	$261,753
Less goodwill	(25,191)	(25,191)
Less other intangible assets	(859)	(909)
Tangible equity attributable to C&F Financial Corporation	$251,735	$235,653

Shares outstanding	3,250,307	3,245,972

Book value per share	$85.46	$80.64
Tangible book value per share	$77.45	$72.60

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Corporation’s expectations, plans, objectives or beliefs regarding future financial performance and other statements that are not historical facts, which may constitute “forward-looking statements” as defined by federal securities laws.  Forward-looking statements generally can be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “may,” “might,” “will,” “intend,” “target,” “should,” “could,” or similar expressions, are not statements of historical fact, and are based on management’s beliefs, assumptions and expectations regarding future events or performance as of the date of this report, taking into account all information currently available.  These statements may include, but are not limited to: statements regarding expected future operations and financial performance; expected trends in yields on loans; expected future recovery of investments in debt securities; future dividend payments and share repurchases; deposit trends; charge-offs and delinquencies; changes in cost of funds and net interest margin and items affecting net interest margin; strategic business initiatives, including our expansion into Southwest Virginia, and the anticipated effects thereof; the Portfolio Restructuring, including the anticipated benefits therefrom; expected impact of unrealized losses on earnings and regulatory capital of the Corporation or the Bank; expected renewal of unsecured federal funds agreements; mortgage loan originations; expectations regarding the Bank’s regulatory risk-based capital requirement levels; competition; our loan portfolio; our digital services; the adoption of artificial intelligence; deposit trends; improving operational efficiencies; retention of qualified loan officers and expectations regarding new mortgage loan originations; expectations regarding the runoff of the marine and recreational vehicle portfolio; technology initiatives; our diversified business strategy; asset quality; credit quality; adequacy of allowances for credit losses and the level of future charge-offs; market interest rates and housing inventory and resulting effects on mortgage loan origination volume; sources of liquidity; adequacy of the reserve for indemnification losses related to loans sold in the secondary market; capital levels; the effect of future market and industry trends and conditions; the effects of future interest rate levels and fluctuations; cybersecurity risks; and inflation. These forward-looking statements are subject to significant risks and uncertainties due to factors that could have a material adverse effect on the operations and future prospects of the Corporation including, but not limited to, changes in:

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
●deposit flows
●the possibility that the expected financial impacts of the Portfolio Restructuring may differ from current expectations, as well as business, economic, tax and other factors affecting the Portfolio Restructuring
●the strength of the Corporation’s counterparties
●the availability of lines of credit from the FHLB and other counterparties
●competition from both banks and non-banks, including competition in the automobile finance market
●services provided by, or the level of the Corporation’s reliance upon, third parties for key services
●the commercial and residential real estate markets, including changes in property values
●the demand for residential mortgages and conditions in the secondary residential mortgage loan markets
●the Corporation’s technology initiatives and other strategic initiatives
●the Corporation’s branch expansion, relocation and consolidation plans
●cyber threats, attacks or events, including emerging issues related to the development and use of artificial intelligence that could give rise to legal or regulatory action or increase cybersecurity threats
●C&F Bank’s product offerings
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

The simulation analysis results, based on a measurement date balance sheet as of June 30, 2026, for hypothetical changes in net interest income over the next twelve months are presented in the following table.

 One-Year Net Interest Income Simulation (dollars in thousands)

	Hypothetical Change in Net
	Interest Income
	Over the Next Twelve Months
	as of
	June 30, 2026		December 31, 2025
Assumed Market Interest Rate Shift	Dollars	Percentage	Dollars	Percentage
-300 BP shock	$(8,770)	(6.82)%	$(11,464)	(9.41)%
-200 BP shock	(6,028)	(4.69)	(7,971)	(6.54)
-100 BP shock	(2,773)	(2.16)	(3,669)	(3.01)
+100 BP shock	361	0.28	1,233	1.01
+200 BP shock	741	0.58	2,177	1.79
+300 BP shock	1,058	0.82	3,010	2.47

These results indicate that the Corporation would expect net interest income to decrease over the next twelve months assuming an immediate downward shift in market interest rates of 100 BP to 300 BP and to increase if rates shifted upward to the same degree. As of June 30, 2026, the Corporation’s net interest income sensitivity to both an increase and decrease in market interest rates is slightly less sensitive as compared to its position as of December 31, 2025 driven by an increase in asset duration during the first six months of 2026 due primarily to the Portfolio Restructuring and repricing of loans.

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

Static EVE Change (dollars in thousands)

	Hypothetical Change in EVE
	as of
	June 30, 2026		December 31, 2025
Assumed Market Interest Rate Shift	Dollars	Percentage	Dollars	Percentage
-300 BP shock	$(37,598)	(7.91)%	$(44,627)	(10.12)%
-200 BP shock	(18,156)	(3.82)	(22,242)	(5.05)
-100 BP shock	(2,970)	(0.62)	(6,307)	(1.43)
+100 BP shock	(5,857)	(1.23)	(1,088)	(0.25)
+200 BP shock	(13,809)	(2.90)	(5,618)	(1.27)
+300 BP shock	(22,947)	(4.83)	(11,934)	(2.71)

These results as of June 30, 2026 indicate that the EVE would decrease assuming an immediate downward or upward shift in market interest rates of 100 BP to 300 BP. As of June 30, 2026, the Corporation’s EVE is slightly less sensitive to a decrease in market interest rates and slightly more sensitive to an increase in market interest rates as compared to its position as of December 31, 2025 due primarily to changes in the duration of both assets and liabilities as a result of shifts in the mix of earning assets and in the mix of deposits and borrowings.

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

The Corporation uses interest rate swaps to manage select exposures to interest rate risk. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. The Corporation has interest rate swaps that qualify as cash flow hedges. The cash flow hedges effectively modify the Corporation’s exposure to interest rate risk associated with $20.0 million of the Corporation’s trust preferred capital notes by converting variable rates of interest on the trust preferred capital notes to fixed rates of interest for periods through June 2029. The remaining $5.0 million of the trust preferred capital notes are not subject to cash flow hedges and subject to variable rates of interest. Also, as part of the Corporation’s overall strategy for maximizing net interest income while managing interest rate risk, the Corporation enters into interest rate swaps in connection with originating loans to certain commercial borrowers as a means to offer a fixed-rate instrument to the borrower while effectively retaining a variable-rate exposure.

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

ITEM 4.CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2026 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

There were no changes in the Corporation’s internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

In the normal course of business, the Corporation is subject to various legal and administrative proceedings and claims. Legal and administrative proceedings are subject to inherent uncertainties and unfavorable rulings could occur, and the timing and outcome of any legal or administrative proceeding cannot be predicted with certainty. As of June 30, 2026, the Corporation is not involved in any material pending or threatened legal proceedings other than proceedings occurring in the ordinary course of business.

ITEM 1A.RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors authorized a program, effective January 1, 2026 through December 31, 2026, to repurchase up to $5.0 million of the Corporation’s common stock (the 2026 Repurchase Program).  Repurchases under the 2026 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the 2026 Repurchase Program, if any, will be determined by management in its discretion and will depend on a number of factors including the market price of the shares, general market and economic conditions, applicable legal requirements, and other conditions, and there is no assurance that the Corporation will purchase any shares under the 2026 Repurchase Program. There were 4,095 shares repurchased under the 2026 Repurchase Program during the second quarter of 2026 for an aggregate cost of $312,000 under the 2026 Repurchase Program.

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended June 30, 2026.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased[1]	per Share	Programs	Programs
April 1, 2026 - April 30, 2026	582	$72.67	211	$4,675,820
May 1, 2026 - May 31, 2026	363	$75.16	3	$4,675,602
June 1, 2026 - June 30, 2026	3,881	$76.51	3,881	$4,378,682
Total	4,826	$75.94	4,095

1	During the three months ended June 30, 2026, 731 shares were withheld upon the vesting of restricted shares granted to employees of the Corporation and its subsidiaries in order to satisfy tax withholding obligations.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6.EXHIBITS

3.1	Amended and Restated Articles of Incorporation of C&F Financial Corporation, effective March 7, 1994 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed November 8, 2017)

3.1.1	Amendment to Articles of Incorporation of C&F Financial Corporation, effective January 8, 2009 (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed January 14, 2009)

3.2	Amended and Restated Bylaws of C&F Financial Corporation, as adopted December 15, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 17, 2020)

10.1	Transition Agreement by and between C&F Finance Company and S. Dustin Crone, effective as of June 30, 2026 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 18, 2026)

10.2

Nonqualified Supplemental Deferred Compensation Plan Adoption Agreement (As amended and restated effective January 1, 2026) for C&F Financial Corporation Non-Qualified Deferred Compensation Plan for Directors and Executives (As amended and restated effective January 1, 2026) (incorporated by reference to Exhibit 10.2 to Form 8-K filed June 18, 2026)

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350

101

The following financial statements from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL, filed herewith: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included within Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	August 10, 2026	By:	/s/ Thomas F. Cherry
Thomas F. Cherry
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2026		/s/ Jason E. Long
Jason E. Long
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)