Form 10-Q
period 2026-09-30
C & F FINANCIAL CORP
filed 2026-11-05
CIK 913341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number 000-23423

C&F FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1680165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3600 La Grange Parkway, Toano, VA	23168
(Address of principal executive offices)	(Zip Code)

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

At November 4, 2026, the latest practicable date for determination, 3,249,776 shares of common stock, $1.00 par value, of the registrant were outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2026	2025
Assets
Cash and due from banks	$15,190	$13,622
Interest-bearing deposits in other banks	30,785	65,510
Total cash and cash equivalents	45,975	79,132
Securities—available for sale at fair value, amortized cost of $483,466 and $471,036, respectively	454,057	458,111
Loans held for sale, at fair value	26,757	40,911
Loans, net of allowance for credit losses of $39,638 and $39,677, respectively	2,104,930	2,014,899
Restricted stock, at cost	5,009	3,680
Corporate premises and equipment, net	42,444	39,200
Other real estate owned, net of valuation allowance of $0 and $215, respectively	—	1,316
Accrued interest receivable	12,310	11,726
Goodwill	25,191	25,191
Other intangible assets, net	834	909
Bank-owned life insurance	21,438	21,808
Net deferred tax asset	17,357	14,039
Other assets	54,886	57,572
Total assets	$2,811,188	$2,768,494

Liabilities
Deposits
Noninterest-bearing demand deposits	$552,739	$543,673
Savings, money market and interest-bearing demand deposits	878,404	905,683
Time deposits	924,937	896,367
Total deposits	2,356,080	2,345,723
FHLB advances	65,000	40,000
Subordinated notes	65,519	65,493
Other borrowings	7,576	7,842
Accrued interest payable	4,530	3,745
Other liabilities	43,165	43,343
Total liabilities	2,541,870	2,506,146

Commitments and contingent liabilities (Note 12)

Equity
Common stock ($1.00 par value, 8,000,000 shares authorized, 3,251,123 and 3,245,972 shares issued and outstanding, respectively, includes 98,943 and 100,578 of unvested shares, respectively)	3,152	3,145
Additional paid-in capital	1,803	1,078
Retained earnings	287,599	268,696
Accumulated other comprehensive loss, net	(23,801)	(11,166)
Equity attributable to C&F Financial Corporation	268,753	261,753
Noncontrolling interest	565	595
Total equity	269,318	262,348
Total liabilities and equity	$2,811,188	$2,768,494

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income
Interest and fees on loans	$36,693	$34,683	$107,098	$100,781
Interest on interest-bearing deposits in other banks	272	719	1,394	1,634
Interest and dividends on securities
U.S. treasury, government agencies and corporations	125	273	565	840
Mortgage-backed securities	2,507	1,610	6,269	4,537
Tax-exempt obligations of states and political subdivisions	1,169	990	3,391	2,854
Taxable obligations of states and political subdivisions	256	186	663	578
Corporate and other	554	322	1,693	954
Total interest income	41,576	38,783	121,073	112,178
Interest expense
Savings and interest-bearing deposits	2,260	2,226	6,763	6,037
Time deposits	7,617	7,725	22,729	23,236
FHLB advances	322	450	1,079	1,337
Subordinated notes	1,139	1,112	3,351	2,465
Other borrowings	64	96	178	411
Total interest expense	11,402	11,609	34,100	33,486
Net interest income	30,174	27,174	86,973	78,692
Provision for credit losses	2,750	2,900	9,000	8,000
Net interest income after provision for credit losses	27,424	24,274	77,973	70,692
Noninterest income
Gains on sales of loans	1,365	1,896	6,346	6,201
Interchange income	1,652	1,610	4,902	4,706
Service charges on deposit accounts	1,123	1,049	3,204	3,061
Investment income from other equity interests	80	197	8,784	531
Mortgage banking fee income	757	735	2,592	2,193
Wealth management services income, net	917	795	2,572	2,283
Mortgage lender services income	907	768	2,696	2,066
Other service charges and fees	502	520	1,523	1,569
Net losses on sales, maturities and calls of available for sale securities	—	—	(7,129)	—
Other income, net	733	1,274	2,872	3,655
Total noninterest income	8,036	8,844	28,362	26,265
Noninterest expenses
Salaries and employee benefits	14,758	14,420	45,616	42,749
Occupancy	2,416	2,245	7,033	6,537
Data processing	3,421	3,026	9,999	8,881
Professional fees	785	901	2,645	2,823
Insurance expense	481	399	1,351	1,306
Marketing and advertising expenses	604	660	1,790	1,738
Loan processing and collection expenses	847	831	2,638	2,259
Other	1,969	1,808	5,871	5,686
Total noninterest expenses	25,281	24,290	76,943	71,979
Income before income taxes	10,179	8,828	29,392	24,978
Income tax expense	1,922	1,715	5,715	4,703
Net income	8,257	7,113	23,677	20,275
Less net (loss) income attributable to noncontrolling interest	(18)	38	92	141
Net income attributable to C&F Financial Corporation	$8,275	$7,075	$23,585	$20,134
Net income per share - basic and diluted	$2.55	$2.18	$7.26	$6.22

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$8,257	$7,113	$23,677	$20,275
Other comprehensive (loss) income, net of tax:
Securities available for sale	(16,573)	6,974	(13,022)	10,762
Defined benefit plan	(13)	(4)	(40)	(13)
Cash flow hedges	272	(70)	427	(546)
Other comprehensive (loss) income, net of tax	(16,314)	6,900	(12,635)	10,203
Comprehensive (loss) income	(8,057)	14,013	11,042	30,478
Less comprehensive (loss) income attributable to noncontrolling interest	(18)	38	92	141
Comprehensive (loss) income attributable to C&F Financial Corporation	$(8,039)	$13,975	$10,950	$30,337

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

(Dollars in thousands, except per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance June 30, 2026	$3,151	$1,237	$280,884	$(7,487)	$607	$278,392
Comprehensive loss:
Net income (loss)	—	—	8,275	—	(18)	8,257
Other comprehensive loss	—	—	—	(16,314)	—	(16,314)
Share-based compensation	—	537	—	—	—	537
Restricted stock vested	1	(1)	—	—	—	—
Common stock issued	—	44	—	—	—	44
Common stock purchased	—	(14)	—	—	—	(14)
Cash dividends declared ($0.48 per share)	—	—	(1,560)	—	—	(1,560)
Distributions to noncontrolling interest	—	—	—	—	(24)	(24)
Balance September 30, 2026	$3,152	$1,803	$287,599	$(23,801)	$565	$269,318

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance June 30, 2025	$3,130	$588	$257,896	$(21,301)	$603	$240,916
Comprehensive income:
Net income	—	—	7,075	—	38	7,113
Other comprehensive income	—	—	—	6,900	—	6,900
Share-based compensation	—	444	—	—	—	444
Restricted stock vested	1	(1)	—	—	—	—
Common stock issued	—	40	—	—	—	40
Common stock purchased	—	—	—	—	—	—
Cash dividends declared ($0.46 per share)	—	—	(1,489)	—	—	(1,489)
Distributions to noncontrolling interest	—	—	—	—	(37)	(37)
Balance September 30, 2025	$3,131	$1,071	$263,482	$(14,401)	$604	$253,887

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

(Dollars in thousands, except per share amounts)

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2025	$3,145	$1,078	$268,696	$(11,166)	$595	$262,348
Comprehensive income:
Net income	—	—	23,585	—	92	23,677
Other comprehensive loss	—	—	—	(12,635)	—	(12,635)
Share-based compensation	—	1,598	—	—	—	1,598
Restricted stock vested	19	(19)	—	—	—	—
Common stock issued	1	128	—	—	—	129
Common stock purchased	(13)	(982)	—	—	—	(995)
Cash dividends declared ($1.44 per share)	—	—	(4,682)	—	—	(4,682)
Distributions to noncontrolling interest	—	—	—	—	(122)	(122)
Balance September 30, 2026	$3,152	$1,803	$287,599	$(23,801)	$565	$269,318

	Attributable to C&F Financial Corporation
				Accumulated
		Additional		Other
	Common	Paid - In	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss, Net	Interest	Equity
Balance December 31, 2024	$3,114	$36	$247,814	$(24,604)	$610	$226,970
Comprehensive income:
Net income	—	—	20,134	—	141	20,275
Other comprehensive income	—	—	—	10,203	—	10,203
Share-based compensation	—	1,360	—	—	—	1,360
Restricted stock vested	21	(21)	—	—	—	—
Common stock issued	2	126	—	—	—	128
Common stock purchased	(6)	(430)	—	—	—	(436)
Cash dividends declared ($1.38 per share)	—	—	(4,466)	—	—	(4,466)
Distributions to noncontrolling interest	—	—	—	—	(147)	(147)
Balance September 30, 2025	$3,131	$1,071	$263,482	$(14,401)	$604	$253,887

See notes to consolidated interim financial statements.

C&F FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income	$23,677	$20,275
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9,000	8,000
Accretion of certain acquisition-related discounts, net	(165)	(278)
Share-based compensation	1,598	1,360
Depreciation and amortization	2,870	2,952
Accretion of discounts on securities, net	(863)	(245)
Deferred income taxes	(4)	—
Reversal of provision for indemnifications	(95)	(135)
Income from bank-owned life insurance	(300)	(323)
Pension expense	415	539
Proceeds from sales of loans held for sale	604,379	486,906
Origination of loans held for sale	(588,509)	(491,695)
Gains on sales of loans held for sale	(6,346)	(6,201)
Gain on sale of Bearing equity interest	(8,282)	—
Loss on sale of securities available for sale	7,129	—
Other gains, net	(58)	(135)
Change in other assets and liabilities:
Accrued interest receivable	(584)	(373)
Other assets	1,011	896
Accrued interest payable	785	411
Other liabilities	728	307
Net cash provided by operating activities	46,386	22,261
Investing activities:
Proceeds from sales, maturities and calls of securities available for sale and payments on mortgage-backed securities	116,263	50,567
Purchases of securities available for sale	(134,959)	(57,107)
Purchases of time deposits, net	(997)	(10)
Repayments on loans held for investment by non-bank affiliates	136,167	124,639
Purchases of loans held for investment by non-bank affiliates	(132,184)	(129,909)
Net increase in community banking loans held for investment	(100,513)	(91,130)
Proceeds from bank-owned life insurance	479	—
Purchases of corporate premises and equipment	(5,683)	(1,573)
Proceeds from sale of Bearing equity interest	12,662	—
Other investing activities, net	(30)	(72)
Net cash used in investing activities	(108,795)	(104,595)
Financing activities:
Net (decrease) increase in demand, savings and money market deposits	(18,213)	75,749
Net increase in time deposits	28,570	51,426
Proceeds from borrowings	65,000	40,000
Repayments of borrowings	(40,000)	(48,994)
Repurchases of common stock	(995)	(436)
Cash dividends paid	(4,682)	(4,466)
Other financing activities, net	(428)	(440)
Net cash provided by financing activities	29,252	112,839
Net (decrease) increase in cash and cash equivalents	(33,157)	30,505
Cash and cash equivalents at beginning of period	79,132	65,586
Cash and cash equivalents at end of period	$45,975	$96,091
Supplemental cash flow disclosures:
Interest paid	$33,289	$33,049
Income taxes paid	4,491	5,113
Supplemental disclosure of noncash investing and financing activities:
Liabilities assumed to acquire right of use assets at lease commencement	98	190
Transfers from loans held for sale to loans held for investment	2,104	—

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

Basis of Presentation: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

Reclassification: Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.  None of these reclassifications are considered material.

Recent Significant Accounting Pronouncements: In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures.” The amendments in ASU 2024-03 require disaggregated disclosure of income statement expenses for public business entities. Such disclosures must be made on an annual and interim basis in a tabular format in the footnotes to the financial statements. The amendments require companies to disclose disaggregated information about specific natural expense categories that are considered relevant and applicable, including (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) oil and gas activities. The amendments also provide clarification regarding identifying relevant expenses captions and require disclosure of selling expenses on an annual and interim basis. Entities are required to apply the guidance in ASU 2024-03 consistently for all periods presented and the guidance is effective for all public business entities for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027.  Early adoption is permitted. The amendments are to be applied on a prospective basis; however, retrospective application is permitted. The Corporation does not expect the adoption of ASU 2024-03 to have a material effect on its consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not currently expected to have a material effect on the Corporation’s financial position, results of operations or cash flows.

NOTE 2: Securities

The Corporation’s debt securities, all of which are classified as available for sale, are summarized in the following tables. The Corporation has elected to exclude accrued interest receivable, totaling $3.10 million and $2.67 million at September 30, 2026 and December 31, 2025, respectively, from the amortized cost basis of securities.

	September 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$4,998	$—	$(34)	$4,964
U.S. government agencies and corporations	23,713	—	(1,725)	21,988
Mortgage-backed securities	260,379	88	(15,966)	244,501
Obligations of states and political subdivisions	159,482	6	(10,621)	148,867
Corporate and other debt securities	34,894	33	(1,190)	33,737
Total	$483,466	$127	$(29,536)	$454,057

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$4,992	$—	$(105)	$4,887
U.S. government agencies and corporations	60,605	—	(4,895)	55,710
Mortgage-backed securities	211,653	2,009	(7,830)	205,832
Obligations of states and political subdivisions	158,158	1,417	(2,484)	157,091
Corporate and other debt securities	35,628	150	(1,187)	34,591
Total	$471,036	$3,576	$(16,501)	$458,111

The amortized cost and estimated fair value of securities at September 30, 2026, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	September 30, 2026
	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$68,587	$65,643
Due after one year through five years	163,430	153,576
Due after five years through ten years	124,063	117,074
Due after ten years	127,386	117,764
Total	$483,466	$454,057

The following table presents the gross realized gains and losses on and the proceeds from the sales, maturities and calls of securities. During the nine months ended September 30, 2026, the Corporation received $69.2 million of proceeds related to sales of securities with a book value of $76.3 million, resulting in a pre-tax loss of $7.1 million.  There were no sales of securities during the three months ended September 30, 2026 and the three and nine months ended September 30, 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Realized gains from sales, maturities and calls of securities:
Gross realized gains	$—	$—	$—	$—
Gross realized losses	—	—	(7,129)	—
Net realized losses	$—	$—	$(7,129)	$—
Proceeds from sales, maturities, calls and paydowns of securities	$15,044	$19,234	$116,263	$50,567

The Corporation pledges securities primarily to secure municipal deposits and lines of credit that provide liquidity to the Corporation and C&F Bank. Securities with an aggregate amortized cost of $118.59 million and an aggregate fair value of $110.62 million were pledged at September 30, 2026. Securities with an aggregate amortized cost of $138.43 million and an aggregate fair value of $130.88 million were pledged at December 31, 2025.

Securities in an unrealized loss position at September 30, 2026, by duration of the period of the unrealized loss, are shown below.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$4,964	$34	$4,964	$34
U.S. government agencies and corporations	—	—	21,988	1,725	21,988	1,725
Mortgage-backed securities	183,370	9,233	57,908	6,733	241,278	15,966
Obligations of states and political subdivisions	114,421	7,756	26,385	2,865	140,806	10,621
Corporate and other debt securities	19,088	371	10,681	819	29,769	1,190
Total	$316,879	$17,360	$121,926	$12,176	$438,805	$29,536

There were 635 debt securities with a fair value below the amortized cost basis, totaling $438.81 million of aggregate fair value as of September 30, 2026. The Corporation concluded that a credit loss did not exist in its securities portfolio at September 30, 2026, and no allowance for credit losses has been recognized based on the fact that as of September 30, 2026 (1) changes in fair value were caused primarily by fluctuations in interest rates or other market factors, such as changes in demand, (2) securities with unrealized losses had generally high credit quality, (3) the Corporation intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Corporation will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Corporation’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

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

The Corporation’s investment in restricted stock totaled $5.01 million at September 30, 2026 and $3.68 million at December 31, 2025 and consisted of Federal Home Loan Bank of Atlanta (FHLB) stock.  Restricted stock is generally viewed as a long-term investment, which is carried at cost because there is no market for the stock other than to be redeemed or repurchased by the FHLB. Therefore, when evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing any temporary decline in value. The Corporation did not consider its investment in restricted stock to be impaired at September 30, 2026 and no impairment has been recognized.

NOTE 3: Loans

The Corporation’s loans are stated at their face amount, net of deferred fees and costs and discounts, and consist of the classes of loans included in the following table. The Corporation has elected to exclude accrued interest receivable, totaling $9.19 million and $9.04 million at September 30, 2026 and December 31, 2025, respectively, from the recorded balance of loans.

	September 30,	December 31,
(Dollars in thousands)	2026	2025
Commercial real estate	$946,676	$835,432
Commercial business	127,220	115,710
Construction - commercial real estate	34,562	99,604
Land acquisition and development	90,267	66,248
Builder lines	33,353	37,938
Construction - consumer real estate	31,654	29,288
Residential mortgage	335,440	319,536
Equity lines	84,269	76,460
Other consumer	9,657	10,085
Consumer finance - automobiles	402,588	406,312
Consumer finance - marine and recreational vehicles	48,882	57,963
Subtotal	2,144,568	2,054,576
Less allowance for credit losses	(39,638)	(39,677)
Loans, net	$2,104,930	$2,014,899

Other consumer loans included $244,000 and $240,000 of demand deposit overdrafts at September 30, 2026 and December 31, 2025, respectively.

The following table shows the aging of the Corporation’s loan portfolio, by class, at September 30, 2026.

	30-59	60-89	90+				90+ Days
	Days	Days	Days	Total			Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current[1]	Total Loans	Accruing
Commercial real estate	$—	$—	$—	$—	$946,676	$946,676	$—
Commercial business	93	—	—	93	127,127	127,220	—
Construction - commercial real estate	—	—	—	—	34,562	34,562	—
Land acquisition and development	—	—	—	—	90,267	90,267	—
Builder lines	—	—	—	—	33,353	33,353	—
Construction - consumer real estate	—	—	—	—	31,654	31,654	—
Residential mortgage	1,769	403	874	3,046	332,394	335,440	—
Equity lines	36	41	24	101	84,168	84,269	24
Other consumer	—	6	—	6	9,651	9,657	—
Consumer finance - automobiles	12,050	1,932	919	14,901	387,687	402,588	—
Consumer finance - marine and recreational vehicles	371	43	—	414	48,468	48,882	—
Total	$14,319	$2,425	$1,817	$18,561	$2,126,007	$2,144,568	$24
1	For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $227,000 and 90+ days past due of $1.79 million.

The following table shows the aging of the Corporation’s loan portfolio, by class, at December 31, 2025.

	30-59	60-89	90+				90+ Days
	Days	Days	Days	Total			Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current[1]	Total Loans	Accruing
Commercial real estate	$—	$262	$—	$262	$835,170	$835,432	$—
Commercial business	8	—	—	8	115,702	115,710	—
Construction - commercial real estate	—	—	—	—	99,604	99,604	—
Land acquisition and development	—	—	—	—	66,248	66,248	—
Builder lines	—	—	—	—	37,938	37,938	—
Construction - consumer real estate	—	—	—	—	29,288	29,288	—
Residential mortgage	1,019	111	813	1,943	317,593	319,536	—
Equity lines	155	65	23	243	76,217	76,460	23
Other consumer	17	—	—	17	10,068	10,085	—
Consumer finance - automobiles	16,741	2,129	1,022	19,892	386,420	406,312	—
Consumer finance - marine and recreational vehicles	429	37	—	466	57,497	57,963	—
Total	$18,369	$2,604	$1,858	$22,831	$2,031,745	$2,054,576	$23
1For the purposes of the table above, “Current” includes loans that are 1-29 days past due.

The table above includes nonaccrual loans that are current of $219,000, 30-59 days past due of $17,000, 60-89 days past due of $86,000 and 90+ days past due of $1.84 million.

The following table shows the Corporation’s recorded balance of loans on nonaccrual status as of September 30, 2026 and December 31, 2025. The Corporation recognized $14,000 and $39,000 in interest income for the three and nine months ended September 30, 2026 on loans on nonaccrual status as of September 30, 2026, respectively, and had none and $9,000 reversals of interest income upon placing loans on nonaccrual status during the three and nine months ended September 30, 2026, respectively. All nonaccrual loans at September 30, 2026 and December 31, 2025 had an allowance for credit losses, with none individually evaluated.

	September 30,	December 31,
(Dollars in thousands)	2026	2025
Residential mortgage	$1,095	$1,135
Other consumer	6	—
Consumer finance - automobiles	919	1,022
Total	$2,020	$2,157

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

The following tables present the amortized cost basis of loans as of September 30, 2026 and 2025 that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
		% of Total		% of Total
	Amortized	Class of	Amortized	Class of
(Dollars in thousands)	Cost	Loans	Cost	Loans
Term Extension
Construction - commercial real estate	$189	0.5%	$189	0.5%
Builder lines	1,170	3.5%	1,170	3.5%
Total Term Extension	$1,359	0.1%	$1,359	0.1%
Combination Term Extension and Interest Rate Reduction
Residential mortgage	$—	—%	$114	0.0%
Total Combination Term Extension and Interest Rate Reduction	$—	—%	$114	0.0%

Total	$1,359	0.1%	$1,473	0.1%

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
		% of Total		% of Total
	Amortized	Class of	Amortized	Class of
(Dollars in thousands)	Cost	Loans	Cost	Loans
Term Extension
Commercial real estate	$—	—%	$3,545	0.4%
Total Term Extension	$—	—%	$3,545	0.4%

Total	$—	—%	$3,545	0.2%

The following tables present the financial effects of the loan modifications presented above to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Weighted-	Weighted-	Weighted-	Weighted-
	Average	Average	Average	Average
	Interest	Term	Interest	Term
	Rate	Extension	Rate	Extension
	Reduction	(in years)	Reduction	(in years)
Construction - commercial real estate	—%	0.5	—%	0.5
Builder lines	—	0.5	—	0.5
Residential mortgage	—	—	1.13	2.0
Total	—%	0.5	1.13%	0.6

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Weighted-	Weighted-	Weighted-	Weighted-
	Average	Average	Average	Average
	Interest	Term	Interest	Term
	Rate	Extension	Rate	Extension
	Reduction	(in years)	Reduction	(in years)
Commercial real estate	—%	—	—%	1.1
Total	—%	—	—%	1.1

The Corporation closely monitors the performance of modified loans to understand the effectiveness of its modification efforts.  Upon the determination that all or a portion of a modified loan is uncollectible, that amount is charged against the allowance for credit losses. There were no payment defaults during the three and nine months ended September 30, 2026 and 2025 of loans to borrowers experiencing financial difficulties that were modified during the previous twelve months and all were current as of September 30, 2026.

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

The following table shows the allowance for credit losses activity by loan portfolio for the nine months ended September 30, 2026 and 2025.

			Consumer
(Dollars in thousands)	Commercial	Consumer	Finance	Total
Balance at December 31, 2025	$13,239	$4,179	$22,259	$39,677
Provision charged to operations	118	282	8,550	8,950
Loans charged off	(101)	(234)	(12,803)	(13,138)
Recoveries of loans previously charged off	235	89	3,825	4,149
Balance at September 30, 2026	$13,491	$4,316	$21,831	$39,638

			Consumer
(Dollars in thousands)	Commercial	Consumer	Finance	Total
Balance at December 31, 2024	$13,347	$4,032	$22,708	$40,087
Provision charged to operations	(362)	212	8,300	8,150
Loans charged off	(35)	(167)	(11,985)	(12,187)
Recoveries of loans previously charged off	36	107	3,253	3,396
Balance at September 30, 2025	$12,986	$4,184	$22,276	$39,446

The following table presents a breakdown of the provision for credit losses for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Provision for credit losses:
Provision for loans	$2,850	$3,000	$8,950	$8,150
Provision for unfunded commitments	(100)	(100)	50	(150)
Total	$2,750	$2,900	$9,000	$8,000

The following table details the recorded balance of the classes of loans within the commercial and consumer loan portfolios by loan rating, which is reviewed on a quarterly basis, and year of origination as of September 30, 2026:

							Revolving	Revolving
	Term Loans Recorded Balance by Origination Year						Loans	Loans
							Recorded	Converted
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Balance	to Term[1]	Total
Commercial real estate:
Loan Rating
Pass	$96,480	$70,403	$132,896	$143,664	$160,911	$334,195	$—	$245	$938,794
Special Mention	—	—	7,814	—	—	68	—	—	7,882
Total	$96,480	$70,403	$140,710	$143,664	$160,911	$334,263	$—	$245	$946,676

Commercial business:
Loan Rating
Pass	$23,043	$7,499	$6,452	$7,664	$11,938	$31,206	$39,282	$30	$127,114
Special Mention	—	—	5	—	—	101	—	—	106
Total	$23,043	$7,499	$6,457	$7,664	$11,938	$31,307	$39,282	$30	$127,220

Construction - commercial real estate:
Loan Rating
Pass	$9,276	$10,736	$13,758	$792	$—	$—	$—	$—	$34,562
Total	$9,276	$10,736	$13,758	$792	$—	$—	$—	$—	$34,562

Land acquisition and development:
Loan Rating
Pass	$17,832	$26,592	$34,766	$—	$—	$3,283	$—	$—	$82,473
Special Mention	—	—	7,794	—	—	—	—	—	7,794
Total	$17,832	$26,592	$42,560	$—	$—	$3,283	$—	$—	$90,267

Builder lines:
Loan Rating
Pass	$17,134	$11,214	$4,170	$53	$550	$—	$232	$—	$33,353
Total	$17,134	$11,214	$4,170	$53	$550	$—	$232	$—	$33,353

Construction - consumer real estate:
Loan Rating
Pass	$13,087	$14,488	$4,079	$—	$—	$—	$—	$—	$31,654
Total	$13,087	$14,488	$4,079	$—	$—	$—	$—	$—	$31,654

Residential mortgage:
Loan Rating
Pass	$46,606	$49,682	$51,029	$38,207	$63,385	$84,721	$—	$—	$333,630
Special Mention	113	—	189	20	167	168	—	—	657
Substandard	—	—	—	—	—	58	—	—	58
Substandard Nonaccrual	—	—	149	800	72	74	—	—	1,095
Total	$46,719	$49,682	$51,367	$39,027	$63,624	$85,021	$—	$—	$335,440

Equity lines:
Loan Rating
Pass	$—	$—	$—	$—	$—	$398	$82,373	$1,474	$84,245
Special Mention	—	—	—	—	—	24	—	—	24
Total	$—	$—	$—	$—	$—	$422	$82,373	$1,474	$84,269

Other consumer:
Loan Rating
Pass	$4,300	$2,536	$1,453	$721	$406	$187	$42	$—	$9,645
Special Mention	—	—	—	—	6	—	—	—	6
Substandard Nonaccrual	—	—	—	—	6	—	—	—	6
Total	$4,300	$2,536	$1,453	$721	$418	$187	$42	$—	$9,657

Total:
Loan Rating
Pass	$227,758	$193,150	$248,603	$191,101	$237,190	$453,990	$121,929	$1,749	$1,675,470
Special Mention	113	—	15,802	20	173	361	—	—	16,469
Substandard	—	—	—	—	—	58	—	—	58
Substandard Nonaccrual	—	—	149	800	78	74	—	—	1,101
Total	$227,871	$193,150	$264,554	$191,921	$237,441	$454,483	$121,929	$1,749	$1,693,098
1	Commercial real estate includes $0 and $125,000 of revolving loans converted to term during the three and nine months ended September 30, 2026, respectively. Equity lines include $462,000 and $929,000 of revolving loans converted to term during the three and nine months ended September 30, 2026, respectively.

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

The following table details the recorded balance of the classes of loans within the consumer finance loan portfolio by credit rating at the time of origination and year of origination as of September 30, 2026:

								Revolving
	Term Loans Recorded Balance by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Loans	to Term	Total
Consumer finance - automobiles:
Credit rating[1]
Very good	$19,922	$16,099	$10,035	$4,142	$2,566	$549	$—	$—	$53,313
Good	38,284	35,493	20,404	11,250	10,917	2,497	—	—	118,845
Fairly good	38,390	38,401	21,909	15,756	14,135	5,057	—	—	133,648
Fair	19,598	24,080	13,637	9,695	8,399	4,108	—	—	79,517
Marginal	3,486	5,673	2,658	1,818	1,975	1,655	—	—	17,265
Total	$119,680	$119,746	$68,643	$42,661	$37,992	$13,866	$—	$—	$402,588

Consumer finance - marine and recreational vehicles:
Credit rating[1]
Very good	$—	$1,152	$5,184	$4,339	$9,215	$12,201	$—	$—	$32,091
Good	—	1,248	3,272	4,926	4,872	2,135	—	—	16,453
Fairly good	—	—	—	130	143	65	—	—	338
Total	$—	$2,400	$8,456	$9,395	$14,230	$14,401	$—	$—	$48,882

Total:
Credit rating[1]
Very good	$19,922	$17,251	$15,219	$8,481	$11,781	$12,750	$—	$—	$85,404
Good	38,284	36,741	23,676	16,176	15,789	4,632	—	—	135,298
Fairly good	38,390	38,401	21,909	15,886	14,278	5,122	—	—	133,986
Fair	19,598	24,080	13,637	9,695	8,399	4,108	—	—	79,517
Marginal	3,486	5,673	2,658	1,818	1,975	1,655	—	—	17,265
Total	$119,680	$122,146	$77,099	$52,056	$52,222	$28,267	$—	$—	$451,470
1	Credit ratings with a FICO score greater than 739 are considered Very Good, FICO scores ranging from 670-739 are considered Good, FICO scores ranging from 625-669 are considered Fairly Good, FICO scores ranging from 580-624 are considered Fair and FICO scores less than 580 are considered Marginal.

The following table details the recorded balance of the classes of loans within the consumer finance loan portfolio by credit rating at the time of origination and year of origination as of December 31, 2025:

								Revolving
	Term Loans Recorded Balance by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Loans	to Term	Total
Consumer finance - automobiles:
Credit rating[1]
Very good	$22,600	$14,758	$6,212	$4,543	$1,123	$111	$—	$—	$49,347
Good	46,079	28,573	17,066	17,449	4,853	519	—	—	114,539
Fairly good	48,871	29,704	23,209	23,345	9,043	1,397	—	—	135,569
Fair	29,774	18,942	14,528	14,266	7,011	1,815	—	—	86,336
Marginal	6,960	3,751	2,893	3,243	2,626	1,048	—	—	20,521
Total	$154,284	$95,728	$63,908	$62,846	$24,656	$4,890	$—	$—	$406,312

Consumer finance - marine and recreational vehicles:
Credit rating[1]
Very good	$1,339	$6,231	$4,999	$10,700	$6,473	$8,789	$—	$—	$38,531
Good	1,442	3,937	5,533	5,604	1,066	1,441	—	—	19,023
Fairly good	—	—	165	173	32	39	—	—	409
Total	$2,781	$10,168	$10,697	$16,477	$7,571	$10,269	$—	$—	$57,963

Total:
Credit rating[1]
Very good	$23,939	$20,989	$11,211	$15,243	$7,596	$8,900	$—	$—	$87,878
Good	47,521	32,510	22,599	23,053	5,919	1,960	—	—	133,562
Fairly good	48,871	29,704	23,374	23,518	9,075	1,436	—	—	135,978
Fair	29,774	18,942	14,528	14,266	7,011	1,815	—	—	86,336
Marginal	6,960	3,751	2,893	3,243	2,626	1,048	—	—	20,521
Total	$157,065	$105,896	$74,605	$79,323	$32,227	$15,159	$—	$—	$464,275
1	Credit ratings with a FICO score greater than 739 are considered Very Good, FICO scores ranging from 670-739 are considered Good, FICO scores ranging from 625-669 are considered Fairly Good, FICO scores ranging from 580-624 are considered Fair and FICO scores less than 580 are considered Marginal.

The following table details the current period gross charge-offs of loans by year of origination for the nine months ended September 30, 2026.

								Revolving
	Current Period Gross Charge-offs by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Loans	to Term	Total
Commercial business	$—	$99	$—	$—	$—	$2	$—	$—	$101
Equity lines	—	—	—	5	—	6	—	—	11
Other consumer[1]	171	45	7	—	—	—	—	—	223
Consumer finance - automobiles	256	2,314	2,494	3,120	3,105	1,140	—	—	12,429
Consumer finance - marine and recreational vehicles	—	10	128	83	136	17	—	—	374
Total	$427	$2,468	$2,629	$3,208	$3,241	$1,165	$—	$—	$13,138
1	Gross charge-offs of other consumer loans for the nine months ended September 30, 2026 included $131,000 of demand deposit overdrafts that originated in 2026.

The following table details the current period gross charge-offs of loans by year of origination for the nine months ended September 30, 2025.

								Revolving
	Current Period Gross Charge-offs by Origination Year							Loans
							Revolving	Converted
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Loans	to Term	Total
Commercial business	$15	$—	$—	$—	$10	$10	$—	$—	$35
Residential mortgage	6	—	—	—	—	—	—	—	6
Other consumer[1]	143	14	4	—	—	—	—	—	161
Consumer finance - automobiles	265	2,001	3,027	4,293	1,629	458	—	—	11,673
Consumer finance - marine and recreational vehicles	—	70	13	168	33	28	—	—	312
Total	$429	$2,085	$3,044	$4,461	$1,672	$496	$—	$—	$12,187
1	Gross charge-offs of other consumer loans for the nine months ended September 30, 2025 included $142,000 of demand deposit overdrafts that originated in 2025.

As of September 30, 2026 and December 31, 2025, the Corporation had no collateral dependent loans for which repayment was expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty.

NOTE 5: Goodwill and Other Intangible Assets

The carrying amount of goodwill was $25.19 million at September 30, 2026 and December 31, 2025. There were no changes in the recorded balance of goodwill during the three and nine months ended September 30, 2026 and 2025.

The Corporation had $834,000 and $909,000 of other intangible assets as of September 30, 2026 and December 31, 2025, respectively. Other intangible assets were recognized in connection with the core deposits acquired from Peoples Bankshares, Incorporated in 2020 and customer relationships acquired by C&F Wealth Management in 2016.

The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets.

	September 30,		December 31,
	2026		2025
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Core deposit intangibles	$1,711	$(877)	$1,711	$(802)
Other amortizable intangibles	1,405	(1,405)	1,405	(1,405)
Total	$3,116	$(2,282)	$3,116	$(2,207)

Amortization expense was $25,000 and $63,000 for the three months ended September 30, 2026 and 2025, respectively, and $75,000 and $188,000 for the nine months ended September 30, 2026 and 2025, respectively.

NOTE 6: Borrowings

Short-term borrowings consisted of $65.00 million and $20.00 million of FHLB advances at September 30, 2026 and December 31, 2025, respectively.

Long-term borrowings consisted of $40.00 million of the Corporation’s subordinated notes, $25.52 million of the Corporation’s trust preferred capital notes and $7.58 million of other borrowings at September 30, 2026. Long-term borrowings consisted of $20.00 million of FHLB advances, $40.00 million of the Corporation’s subordinated notes, $25.49 million of the Corporation’s trust preferred capital notes and $7.84 million of other borrowings at December 31, 2025. The Corporation’s subordinated notes and trust preferred capital notes are included in “Subordinated Notes” in the Consolidated Balance Sheets.

NOTE 7: Equity, Other Comprehensive Income and Earnings Per Share

Equity and Noncontrolling Interest

The Board of Directors authorized a program, effective January 1, 2026 through December 31, 2026, to repurchase up to $5.0 million of the Corporation’s common stock (the 2026 Repurchase Program). During the three and nine months ended September 30, 2026, the Corporation repurchased 3 shares and 8,377 shares of its common stock under the 2026 Repurchase Program, respectively.  As of September 30, 2026, there was $4.38 million remaining available for repurchases of the Corporation’s common stock under the 2026 Repurchase Program. The Corporation did not repurchase any of its common stock during the three and nine months ended September 30, 2025 under the Corporation’s previous share repurchase program, effective January 1, 2025 through December 31, 2025 (the 2025 Repurchase Program).

Additionally, during the nine months ended September 30, 2026 and 2025, the Corporation withheld 5,069 shares and 5,502 shares of its common stock, respectively, from employees to satisfy tax withholding obligations upon vesting of restricted stock.

Noncontrolling interest represents an ownership interest in C&F Select LLC, a subsidiary of C&F Mortgage, held by an unrelated investor.

Accumulated Other Comprehensive Loss, Net

Changes in each component of accumulated other comprehensive loss were as follows for the three months ended September 30, 2026 and 2025.

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at June 30, 2026	$(6,661)	$(1,285)	$459	$(7,487)

Other comprehensive (loss) income arising during the period	(20,979)	—	371	(20,608)
Related income tax effects	4,406	—	(96)	4,310
	(16,573)	—	275	(16,298)

Reclassifications into net income	—	(17)	(4)	(21)
Related income tax effects	—	4	1	5
	—	(13)	(3)	(16)

Other comprehensive (loss) income, net of tax	(16,573)	(13)	272	(16,314)

Accumulated other comprehensive (loss) income at September 30, 2026	$(23,234)	$(1,298)	$731	$(23,801)

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at June 30, 2025	$(19,905)	$(1,806)	$410	$(21,301)

Other comprehensive income (loss) arising during the period	8,829	—	(93)	8,736
Related income tax effects	(1,855)	—	24	(1,831)
	6,974	—	(69)	6,905

Reclassifications into net income	—	(6)	(1)	(7)
Related income tax effects	—	2	—	2
	—	(4)	(1)	(5)

Other comprehensive income (loss), net of tax	6,974	(4)	(70)	6,900

Accumulated other comprehensive (loss) income at September 30, 2025	$(12,931)	$(1,810)	$340	$(14,401)

Changes in each component of accumulated other comprehensive loss were as follows for the nine months ended September 30, 2026 and 2025.

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at December 31, 2025	$(10,212)	$(1,258)	$304	$(11,166)

Other comprehensive (loss) income arising during the period	(23,613)	—	581	(23,032)
Related income tax effects	4,959	—	(150)	4,809
	(18,654)	—	431	(18,223)

Reclassifications into net income	7,129	(51)	(6)	7,072
Related income tax effects	(1,497)	11	2	(1,484)
	5,632	(40)	(4)	5,588

Other comprehensive (loss) income, net of tax	(13,022)	(40)	427	(12,635)

Accumulated other comprehensive (loss) income at September 30, 2026	$(23,234)	$(1,298)	$731	$(23,801)

	Securities	Defined	Cash
	Available	Benefit	Flow
(Dollars in thousands)	For Sale	Plan	Hedges	Total
Accumulated other comprehensive (loss) income at December 31, 2024	$(23,693)	$(1,797)	$886	$(24,604)

Other comprehensive income (loss) arising during the period	13,624	—	(752)	12,872
Related income tax effects	(2,862)	—	194	(2,668)
	10,762	—	(558)	10,204

Reclassifications into net income	—	(17)	16	(1)
Related income tax effects	—	4	(4)	—
	—	(13)	12	(1)

Other comprehensive income (loss), net of tax	10,762	(13)	(546)	10,203

Accumulated other comprehensive (loss) income at September 30, 2025	$(12,931)	$(1,810)	$340	$(14,401)

The following table provides information regarding reclassifications from accumulated other comprehensive loss into net income for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,		Line Item In the Consolidated
(Dollars in thousands)	2026	2025	2026	2025	Statements of Income
Securities available for sale:
Reclassification of net realized losses into net income	$—	$—	$(7,129)	$—	Net losses on sales, maturities and calls of available for sale securities
Related income tax effects	—	—	1,497	—	Income tax expense
	—	—	(5,632)	—	Net of tax

Defined benefit plan:[1]
Reclassification of recognized net actuarial losses into net income	—	(11)	—	(34)	Noninterest expenses - Other
Amortization of prior service credit into net income	17	17	51	51	Noninterest expenses - Other
Related income tax effects	(4)	(2)	(11)	(4)	Income tax expense
	13	4	40	13	Net of tax

Cash flow hedges:
Amortization of hedging gains into net income	4	1	6	(16)	Interest expense - Subordinated notes
Related income tax effects	(1)	—	(2)	4	Income tax expense
	3	1	4	(12)	Net of tax

Total	$16	$5	$(5,588)	$1
1	See “Note 9: Employee Benefit Plans” for additional information.

Earnings Per Share (EPS)

The components of the Corporation’s EPS calculations are as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2026	2025
Net income attributable to C&F Financial Corporation	$8,275	$7,075
Weighted average shares outstanding—basic and diluted	3,251,418	3,238,057

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Net income attributable to C&F Financial Corporation	$23,585	$20,134
Weighted average shares outstanding—basic and diluted	3,250,699	3,237,256

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

NOTE 8: Share-Based Plans

Under the 2022 Stock and Incentive Compensation Plan, the Corporation is permitted to award, and previously under the 2013 Stock and Incentive Compensation Plan until April 19, 2022, the Corporation was permitted to award, shares of restricted stock to certain key employees, non-employee directors and consultants. Restricted shares awarded to employees generally vest over periods up to five years, and restricted shares awarded to non-employee directors generally vest over periods up to three years.  A summary of the activity for restricted stock awards for the periods indicated is presented below:

	2026
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2025	100,578	$65.57
Granted	17,605	75.07
Vested	(18,510)	63.11
Forfeited	(730)	69.09
Unvested, September 30, 2026	98,943	67.69

	2025
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2024	119,778	$54.56
Granted	14,080	75.75
Vested	(20,985)	47.73
Forfeited	(6,510)	57.59
Unvested, September 30, 2025	106,363	58.53

The fair value of shares that vested during the three and nine months ended September 30, 2026 was $40,000 and $1.38 million, respectively, and was $64,000 and $1.51 million during the three and nine months ended September 30, 2025, respectively. Compensation is accounted for using the fair value of the Corporation’s common stock on the date the restricted shares are awarded. Compensation expense, net of forfeitures, is charged to income ratably over the required service periods and was $537,000 ($404,000 after income taxes) and $1.60 million ($1.16 million after income taxes) for the three and nine months ended September 30, 2026, respectively, and was $444,000 ($330,000 after income taxes) and $1.36 million ($916,000 after income taxes) for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, there was $3.35 million of total unrecognized compensation cost related to restricted stock granted under the plans, which is expected to be recognized through 2031, with a weighted average remaining service period of 2.6 years.

NOTE 9: Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost for the Bank’s non-contributory cash balance pension plan.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Components of net periodic benefit cost:
Service cost, included in salaries and employee benefits	$332	$330	$994	$990

Other components of net periodic benefit cost:
Interest cost	225	216	675	648
Expected return on plan assets	(401)	(360)	(1,203)	(1,082)
Amortization of prior service credit	(17)	(17)	(51)	(51)
Recognized net actuarial losses	—	11	—	34
Other components of net periodic benefit cost, included in other noninterest expense	(193)	(150)	(579)	(451)

Net periodic benefit cost	$139	$180	$415	$539

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

Securities available for sale. The Corporation primarily values its investment portfolio using Level 2 fair value measurements, but may also use Level 1 or Level 3 measurements if required by the composition of the portfolio. At September 30, 2026 and December 31, 2025, the Corporation’s entire securities portfolio was comprised of investments in debt securities classified as available for sale, which were valued using Level 2 fair value measurements. The Corporation has contracted with third party portfolio accounting service vendors for valuation of its securities portfolio. The vendors’ sources for security valuation are ICE Data Services (ICE), London Stock Exchange Group (LSEG) and Bloomberg Valuation Service (BVAL).  Each source provides opinions, known as evaluated prices, as to the value of individual securities based on model-based pricing techniques that are partially based on available market data, including prices for similar instruments in active markets and prices for identical assets in markets that are not active. ICE provides evaluated prices for the Corporation’s obligations of states and political subdivisions category of securities.  ICE uses proprietary pricing models and pricing systems, mathematical tools and judgment to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics.  LSEG and BVAL provide evaluated prices for the Corporation’s U.S. treasury, government agencies and corporations, mortgage-backed, and corporate categories of securities.  U.S. treasury securities and fixed-rate callable securities of U.S. government agencies and corporations are individually evaluated on an option adjusted spread basis for callable issues or on a nominal spread basis incorporating the term structure of agency market spreads and the appropriate risk free benchmark curve for non-callable issues.  Pass-through mortgage-backed securities (MBS) in the mortgage-backed category are grouped into aggregate categories defined by issuer program, weighted average coupon, and weighted average maturity.  Each aggregate category is benchmarked to relative to-be-announced mortgage-backed securities (TBA securities) or other benchmark prices. TBA securities prices are obtained from market makers and live trading systems. Collateralized mortgage obligations in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.  Each evaluation is determined using an option adjusted spread and prepayment model based on volatility-driven, multi-dimensional spread tables. Fixed-rate securities issued by the Small Business Administration in the mortgage-backed category are individually evaluated based upon a hierarchy of security specific information and market data regarding that security or securities with similar characteristics.

Other investments. The Corporation holds equity investments in funds that provide debt and equity financing to small businesses. These investments are recorded at fair value and included in “Other Assets” in the Consolidated Balance Sheets.  Changes in fair value are recognized in “Investment income from other equity interests” on the Consolidated Statements of Income. The funds are managed by investment companies, and the net asset value of each fund is reported regularly by the investment companies. At September 30, 2026 and December 31, 2025, the combined fair value of these investments was $1.69 million and $1.66 million, respectively.  These investments, measured at net asset value, are not presented in the tables below related to fair value measurements. Changes in fair value of these investments resulted in the recognition of unrealized gains of $69,000 and $158,000 for the three and nine months ended September 30, 2026, respectively, and unrealized gains of $34,000 and $105,000 for the three and nine months ended September 30, 2025, respectively.

The Corporation also holds an equity investment consisting of an equity interest in a full-service title and settlement agency (the title agency) at September 30, 2026, and previously held an equity interest in Bearing Insurance Group, LLC, an independent insurance agency (the insurance agency). During the first nine months of 2026, the Corporation completed the sale of its membership interest in the insurance agency, resulting in a pre-tax gain of $8.3 million. The investment in the title agency is, and previously the investment in the insurance agency was, subject to a contractual sale restriction that only permits the sale of the investment back to the respective agency itself.  At September 30, 2026 and December 31, 2025, the fair value of these investments was $58,000 and $4.09 million, respectively. The investment in the title agency is, and previously the investment in the insurance agency was, recorded at fair value based on the contractual redemption value of the Corporation’s proportionate share of the respective agency’s equity.  The gain on sale of the insurance agency and changes in fair value of the investments are recognized in “Investment income from other equity interests” on the Consolidated Statements of Income and resulted in the recognition of a gain on sale of $8.3 million for the nine months ended September 30, 2026 and unrealized gains of $11,000 and $337,000 for the three and nine months ended September 30, 2026, respectively. Changes in fair value resulted in the recognition of unrealized gains of $162,000 and $426,000 for the three and nine months ended September 30, 2025, respectively. The Corporation’s investment in the title agency is, and previously in the insurance agency was, classified as Level 2.

Loans held for sale. Fair value of the Corporation’s LHFS is based on observable market prices for similar instruments traded in the secondary mortgage loan markets in which the Corporation conducts business. The Corporation’s portfolio of LHFS is classified as Level 2.

Derivative asset - IRLCs. The Corporation recognizes interest rate lock commitments (IRLCs) at fair value. Fair value of IRLCs is based on either (i) the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis or (ii) the observable price for individual loans traded in the secondary market for loans that will be delivered on a mandatory basis. All of the Corporation’s IRLCs are classified as Level 2.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis. The fair value of forward sales of mortgage loans was not material to the consolidated financial statements of the Corporation at September 30, 2026 or December 31, 2025.

	September 30, 2026
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$4,964	$—	$4,964
U.S. government agencies and corporations	—	21,988	—	21,988
Mortgage-backed securities	—	244,501	—	244,501
Obligations of states and political subdivisions	—	148,867	—	148,867
Corporate and other debt securities	—	33,737	—	33,737
Total securities available for sale	—	454,057	—	454,057
Loans held for sale	—	26,757	—	26,757
Other investments	—	58	—	58
Rabbi trust assets	18,050	—	—	18,050
Derivatives
IRLC	—	688	—	688
Interest rate swaps on loans	—	4,084	—	4,084
Cash flow hedges	—	970	—	970
Total assets	$18,050	$486,614	$—	$504,665

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$4,084	$—	$4,084
Total liabilities	$—	$4,084	$—	$4,084

	December 31, 2025
	Fair Value Measurements Classified as			Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale
U.S. Treasury securities	$—	$4,887	$—	$4,887
U.S. government agencies and corporations	—	55,710	—	55,710
Mortgage-backed securities	—	205,832	—	205,832
Obligations of states and political subdivisions	—	157,091	—	157,091
Corporate and other debt securities	—	34,591	—	34,591
Total securities available for sale	—	458,111	—	458,111
Loans held for sale	—	40,911	—	40,911
Other investments	—	4,428	—	4,428
Rabbi trust assets	17,510	—	—	17,510
Derivatives
IRLC	—	574	—	574
Interest rate swaps on loans	—	2,503	—	2,503
Cash flow hedges	—	598	—	598
Total assets	$17,510	$507,125	$—	$524,635

Liabilities:
Derivatives
Interest rate swaps on loans	$—	$2,503	$—	$2,503
Cash flow hedges	—	208	—	208
Total liabilities	$—	$2,711	$—	$2,711

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

OREO. Other real estate owned (OREO) is held for sale and initially recorded at fair value less estimated costs to sell. Initial fair value is based upon appraisals the Corporation obtains from independent licensed appraisers or recent sales of similar properties and general market conditions. Subsequently, management periodically performs valuations of the assets based on updated appraisals, general market conditions, recent sales of similar properties, length of time the properties have been held, and our ability and intent with regard to continued ownership of the properties. The Corporation may incur additional write-downs of OREO to fair value less estimated costs to sell if valuations indicate a further deterioration in market conditions. As such, the Corporation records OREO as a nonrecurring fair value measurement classified as Level 3. At December 31, 2025, OREO was comprised of a property previously used by the Bank as a branch, which was consolidated into a nearby branch in 2024.

Collateral dependent loans. When a borrower is experiencing financial difficulty and repayment is expected substantially through the sale of the collateral, the loan is individually evaluated for purposes of estimating the allowance for credit losses and may be recorded at the fair value of the underlying collateral less estimated costs to sell. The level of the allowance for credit losses is recorded to reflect the net amount expected to be collected. The Corporation obtains an appraisal from independent licensed appraisers with relevant industry experience. When a collateral dependent loan is measured at fair value based solely on observable market prices or a current appraisal without further adjustments for unobservable inputs, the nonrecurring fair value measurement is classified as Level 2. The Corporation may adjust the appraised value based on recent sales of similar properties or general market conditions when appropriate and as such, records the collateral dependent loan where the borrower is experiencing financial difficulty as a nonrecurring fair value measurement classified as Level 3. At September 30, 2026 and December 31, 2025, the Corporation had no collateral dependent loans where the borrower is experiencing financial difficulty.

The following table presents the balances of assets measured at fair value on a nonrecurring basis at December 31, 2025. There were no assets measured at fair value on a nonrecurring basis at September 30, 2026.

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

	Carrying	Fair Value Measurements at September 30, 2026 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$47,755	$45,975	$1,780	$—	$47,755
Securities available for sale	454,057	—	454,057	—	454,057
Loans, net	2,104,930	—	—	2,083,006	2,083,006
Loans held for sale	26,757	—	26,757	—	26,757
Other investments	58	—	58	—	58
Rabbi trust assets	18,050	18,050	—	—	18,050
Derivatives
IRLC	688	—	688	—	688
Interest rate swaps on loans	4,084	—	4,084	—	4,084
Cash flow hedges	970	—	970	—	970
Bank-owned life insurance	21,438	—	21,438	—	21,438
Accrued interest receivable	12,310	12,310	—	—	12,310
Financial liabilities:
Demand and savings deposits	1,431,143	1,431,143	—	—	1,431,143
Time deposits	924,937	—	922,212	—	922,212
Borrowings	130,519	—	124,058	—	124,058
Derivatives
Interest rate swaps on loans	4,084	—	4,084	—	4,084
Accrued interest payable	4,530	4,530	—	—	4,530

	Carrying	Fair Value Measurements at December 31, 2025 Classified as			Total Fair
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and short-term investments	$79,916	$79,132	$784	$—	$79,916
Securities available for sale	458,111	—	458,111	—	458,111
Loans, net	2,014,899	—	—	2,008,199	2,008,199
Loans held for sale	40,911	—	40,911	—	40,911
Other investments	4,428	—	4,428	—	4,428
Rabbi trust assets	17,510	17,510	—	—	17,510
Derivatives
IRLC	574	—	574	—	574
Interest rate swaps on loans	2,503	—	2,503	—	2,503
Cash flow hedges	598	—	598	—	598
Bank-owned life insurance	21,808	—	21,808	—	21,808
Accrued interest receivable	11,726	11,726	—	—	11,726
Financial liabilities:
Demand and savings deposits	1,449,356	1,449,356	—	—	1,449,356
Time deposits	896,367	—	895,898	—	895,898
Borrowings	105,493	—	102,881	—	102,881
Derivatives
Interest rate swaps on loans	2,503	—	2,503	—	2,503
Forward sales of TBA securities	208	—	208	—	208
Accrued interest payable	3,745	3,745	—	—	3,745

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

The standalone Corporation’s revenues and expenses are comprised primarily of interest expense associated with the Corporation’s trust preferred capital notes and subordinated debt, general corporate expenses, and changes in the value of investments held in the rabbi trust and the deferred compensation liability related to its nonqualified deferred compensation plan.  The results of the Corporation, which include funding and operating costs that are not allocated to the business segments, are included in the column labeled “Other” in the tables below.

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

Interest expense is allocated to the mortgage banking and consumer finance segments through borrowings from the community banking segment. The community banking segment extends two warehouse lines of credit to the mortgage banking segment, providing a portion of the funds needed to originate mortgage loans, that carry interest rates at the daily FHLB advance rate plus a spread ranging from 50 basis points to 175 basis points. The community banking segment also provides the consumer finance segment with a portion of the funds needed to purchase loan contracts by means of a variable rate line of credit that carries interest at one-month term SOFR plus 211.5 basis points, with a floor of 3.5 percent and a ceiling of 6.0 percent, and fixed rate notes that carry interest at 4.0 percent. The community banking segment acquires certain residential real estate loans from the mortgage banking segment at prices similar to those paid by third-party investors. Intercompany loan balances, interest income, interest expense, intercompany gains, losses, and other income and expenses related to these transactions are eliminated to reach consolidated totals. In addition to unallocated expenses recorded by the holding company, certain overhead costs are incurred by the community banking segment and are not allocated to the mortgage banking and consumer finance segments.

	Three Months Ended September 30, 2026
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$28,648	$616	$12,107	$—	$205	$41,576
Interest expense	10,264	—	—	1,138	—	11,402
Net interest income before allocation	18,384	616	12,107	(1,138)	205	30,174
Net interest allocation[1]	5,806	(242)	(5,564)	—	—	—
Net interest income	24,190	374	6,543	(1,138)	205	30,174
Gain on sales of loans	—	1,606	—	—	(241)	1,365
Other noninterest income	4,682	1,682	146	195	(34)	6,671
Net revenue	28,872	3,662	6,689	(943)	(70)	38,210

Provision for credit losses	—	—	2,750	—	—	2,750

Salaries and employee benefits	10,417	1,878	2,021	442	—	14,758
Occupancy expense	2,006	270	140	—	—	2,416
Data processing	2,669	391	351	10	—	3,421
Professional fees	520	64	128	73	—	785
Insurance expense	408	42	31	—	—	481
Marketing and advertising expenses	450	148	6	—	—	604
Loan processing and collection expenses	74	368	405	—	—	847
Provision for indemnifications	—	(35)	—	—	—	(35)
Other segment items[2]	1,341	165	437	82	(21)	2,004
Total noninterest expense	17,885	3,291	3,519	607	(21)	25,281

Income (loss) before taxes	10,987	371	420	(1,550)	(49)	10,179
Income tax expense (benefit)	2,073	105	117	(362)	(11)	1,922
Net income (loss)	$8,914	$266	$303	$(1,188)	$(38)	$8,257

Other data:
Capital expenditures	$2,937	$8	$8	$—	$—	$2,953
Depreciation and amortization	859	42	79	—	—	980
1	Interest expense is allocated to the mortgage banking and consumer finance segments through borrowings from the community banking segment.
2	Other segment items for each reportable segment include:
a.	Community banking – licenses and other taxes expense, travel and education expense, telecommunications expense, other real estate owned losses and expense, net periodic pension cost, office supplies, and certain overhead expenses.
b.	Mortgage banking – licenses and other taxes expense, travel and education expense, telecommunications expense, office supplies, and certain overhead expenses.
c.	Consumer finance – licenses and other taxes expense, travel and education expense, telecommunications expense, payment processing expense, office supplies, and certain overhead expenses.

	Three Months Ended September 30, 2025
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$25,610	$625	$12,404	$—	$144	$38,783
Interest expense	10,498	—	—	1,111	—	11,609
Net interest income before allocation	15,112	625	12,404	(1,111)	144	27,174
Net interest allocation[1]	6,080	(287)	(5,793)	—	—	—
Net interest income	21,192	338	6,611	(1,111)	144	27,174
Gain on sales of loans	—	2,074	—	—	(178)	1,896
Other noninterest income	4,430	1,546	149	874	(51)	6,948
Net revenue	25,622	3,958	6,760	(237)	(85)	36,018

Provision for credit losses	(100)	—	3,000	—	—	2,900

Salaries and employee benefits	9,503	1,899	1,934	1,084	—	14,420
Occupancy expense	1,878	222	145	—	—	2,245
Data processing	2,365	324	327	10	—	3,026
Professional fees	642	83	168	8	—	901
Insurance expense	350	15	34	—	—	399
Marketing and advertising expenses	496	152	12	—	—	660
Loan processing and collection expenses	46	335	450	—	—	831
Provision for indemnifications	—	(75)	—	—	—	(75)
Other segment items[2]	1,310	144	369	72	(12)	1,883
Total noninterest expense	16,590	3,099	3,439	1,174	(12)	24,290

Income (loss) before taxes	9,132	859	321	(1,411)	(73)	8,828
Income tax expense (benefit)	1,754	218	90	(331)	(16)	1,715
Net income (loss)	$7,378	$641	$231	$(1,080)	$(57)	$7,113

Other data:
Capital expenditures	$698	$42	$—	$—	$—	$740
Depreciation and amortization	851	38	79	—	—	968
1	Interest expense is allocated to the mortgage banking and consumer finance segments through borrowings from the community banking segment.
2	Other segment items for each reportable segment include:
a.	Community banking – licenses and other taxes expense, travel and education expense, telecommunications expense, other real estate owned losses and expense, net periodic pension cost, office supplies, and certain overhead expenses.
b.	Mortgage banking – licenses and other taxes expense, travel and education expense, telecommunications expense, office supplies, and certain overhead expenses.
c.	Consumer finance – licenses and other taxes expense, travel and education expense, telecommunications expense, payment processing expense, office supplies, and certain overhead expenses.

	Nine Months Ended September 30, 2026
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$82,035	$1,974	$36,411	$—	$653	$121,073
Interest expense	30,750	—	—	3,350	—	34,100
Net interest income before allocation	51,285	1,974	36,411	(3,350)	653	86,973
Net interest allocation[1]	17,524	(890)	(16,634)	—	—	—
Net interest income	68,809	1,084	19,777	(3,350)	653	86,973
Gain on sales of loans	—	6,990	—	—	(644)	6,346
Other noninterest income	14,756	5,394	449	1,547	(130)	22,016
Net revenue	83,565	13,468	20,226	(1,803)	(121)	115,335

Provision for credit losses	450	—	8,550	—	—	9,000

Salaries and employee benefits	31,019	6,245	6,067	2,285	—	45,616
Occupancy expense	5,872	716	445	—	—	7,033
Data processing	7,752	1,197	1,021	29	—	9,999
Professional fees	1,825	142	479	199	—	2,645
Insurance expense	1,179	78	94	—	—	1,351
Marketing and advertising expenses	1,361	400	29	—	—	1,790
Loan processing and collection expenses	188	1,227	1,223	—	—	2,638
Provision for indemnifications	—	(95)	—	—	—	(95)
Other segment items[2]	3,955	550	1,262	257	(58)	5,966
Total noninterest expense	53,151	10,460	10,620	2,770	(58)	76,943

Income (loss) before taxes	29,964	3,008	1,056	(4,573)	(63)	29,392
Income tax expense (benefit)	5,767	772	296	(1,106)	(14)	5,715
Net income (loss)	$24,197	$2,236	$760	$(3,467)	$(49)	$23,677

Other data:
Capital expenditures	$5,568	$95	$20	$—	$—	$5,683
Depreciation and amortization	2,525	112	233	—	—	2,870

1	Interest expense is allocated to the mortgage banking and consumer finance segments through borrowings from the community banking segment.
2	Other segment items for each reportable segment include:
a.	Community banking – licenses and other taxes expense, travel and education expense, telecommunications expense, other real estate owned losses and expense, net periodic pension cost, office supplies, and certain overhead expenses.
b.	Mortgage banking – licenses and other taxes expense, travel and education expense, telecommunications expense, office supplies, and certain overhead expenses.
c.	Consumer finance – licenses and other taxes expense, travel and education expense, telecommunications expense, payment processing expense, office supplies, and certain overhead expenses.

	Nine Months Ended September 30, 2025
	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
Interest income	$73,372	$1,696	$36,671	$—	$439	$112,178
Interest expense	31,022	—	—	2,464	—	33,486
Net interest income before allocation	42,350	1,696	36,671	(2,464)	439	78,692
Net interest allocation[1]	17,944	(733)	(17,211)	—	—	—
Net interest income	60,294	963	19,460	(2,464)	439	78,692
Gain on sales of loans	—	6,632	—	—	(431)	6,201
Other noninterest income	13,038	4,382	475	2,321	(152)	20,064
Net revenue	73,332	11,977	19,935	(143)	(144)	104,957

Provision for credit losses	(300)	—	8,300	—	—	8,000

Salaries and employee benefits	28,203	5,662	5,929	2,955	—	42,749
Occupancy expense	5,377	725	435	—	—	6,537
Data processing	7,007	908	938	28	—	8,881
Professional fees	2,046	176	394	207	—	2,823
Insurance expense	1,111	82	113	—	—	1,306
Marketing and advertising expenses	1,295	417	26	—	—	1,738
Loan processing and collection expenses	114	892	1,253	—	—	2,259
Provision for indemnifications	—	(135)	—	—	—	(135)
Other segment items[2]	3,944	502	1,169	253	(47)	5,821
Total noninterest expense	49,097	9,229	10,257	3,443	(47)	71,979

Income (loss) before taxes	24,535	2,748	1,378	(3,586)	(97)	24,978
Income tax expense (benefit)	4,596	691	382	(945)	(21)	4,703
Net income (loss)	$19,939	$2,057	$996	$(2,641)	$(76)	$20,275

Other data:
Capital expenditures	$1,416	$157	$—	$—	$—	$1,573
Depreciation and amortization	2,604	110	238	—	—	2,952

1	Interest expense is allocated to the mortgage banking and consumer finance segments through borrowings from the community banking segment.
2	Other segment items for each reportable segment include:
a.	Community banking – licenses and other taxes expense, travel and education expense, telecommunications expense, other real estate owned losses and expense, net periodic pension cost, office supplies, and certain overhead expenses.
b.	Mortgage banking – licenses and other taxes expense, travel and education expense, telecommunications expense, office supplies, and certain overhead expenses.
c.	Consumer finance – licenses and other taxes expense, travel and education expense, telecommunications expense, payment processing expense, office supplies, and certain overhead expenses.

	Community	Mortgage	Consumer
(Dollars in thousands)	Banking	Banking	Finance	Other	Eliminations	Consolidated
At September 30, 2026:
Total assets	$2,686,725	$39,744	$458,476	$40,359	$(414,116)	$2,811,188
Total loans held for investment, net	1,669,644	—	429,639	—	5,647	2,104,930
Total loans held for sale	—	32,458	—	—	(5,701)	26,757
Total deposits	2,379,752	—	—	—	(23,672)	2,356,080

At December 31, 2025:
Total assets	$2,651,694	$51,275	$469,942	$31,218	$(435,635)	$2,768,494
Total loans held for investment, net	1,569,530	—	442,016	—	3,353	2,014,899
Total loans held for sale	—	44,286	—	—	(3,375)	40,911
Total deposits	2,359,650	—	—	—	(13,927)	2,345,723

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of loan commitments at the Bank was $445.77 million at September 30, 2026 and $443.28 million at December 31, 2025, which does not include IRLCs at the mortgage banking segment, which are discussed in Note 13. Off balance sheet credit exposures, including loan commitments, are not recorded on balance sheet, but expected credit losses arising from off balance sheet credit exposures are recorded as a reserve for unfunded commitments and reported in Other Liabilities. The following table presents the Corporation’s reserve for unfunded commitments for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Balance at the beginning of period	$1,750	$1,750	$1,600	$1,800
Provision charged to operations	(100)	(100)	50	(150)
Total	$1,650	$1,650	$1,650	$1,650

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit, whose contract amounts represent credit risk, was $16.62 million at September 30, 2026 and $22.21 million at December 31, 2025.

The mortgage banking segment sells the majority of the residential mortgage loans it originates to third-party investors. Additionally, the community banking segment purchases residential mortgage loans from the mortgage banking segment under terms and conditions similar to third-party investors. As is customary in the industry, the agreements with these investors require the mortgage banking segment to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance. Under the agreements, the investors are entitled to make loss claims and repurchase requests of the mortgage banking segment for loans that contain covered deficiencies. The mortgage banking segment has obtained early payment default recourse waivers for a portion of its business. Recourse periods for early payment default for the remaining investors vary from 90 days up to one year. Recourse periods for borrower misrepresentation or fraud or underwriting error do not have a stated time limit. The mortgage banking segment maintains an allowance for indemnifications that represents management’s estimate of losses that are probable of arising under these recourse provisions. As performance data for loans that have been sold is not made available to the mortgage banking segment by the investors, the estimate of potential losses is inherently subjective and is based on historical indemnification payments and management’s assessment of current conditions that may contribute to indemnified losses on mortgage loans that have been sold in the secondary market.  For the three and nine months ended September 30, 2026, the Corporation recorded net reversals of provision for indemnifications of $35,000 and $95,000, respectively, compared to net reversals of provision for indemnifications of $75,000 and $135,000 for the three and nine months ended September 30, 2025, respectively, which is included in “Noninterest Expenses – Other” on the Consolidated Statements of Income. No indemnification payments were made during the three and nine months ended September 30, 2026 and 2025. The allowance for indemnifications was $1.06 million and $1.16 million at September 30, 2026 and December 31, 2025, respectively.

NOTE 13: Derivative Financial Instruments

The Corporation uses derivative financial instruments primarily to manage risks to the Corporation associated with changing interest rates, and to assist customers with their risk management objectives. The Corporation recognizes derivative financial instruments at fair value as either an other asset or other liability in the Consolidated Balance Sheets. The Corporation’s derivative financial instruments include (1) interest rate swaps that qualify and are designated as cash flow hedges on the Corporation’s trust preferred capital notes, (2) interest rate swaps with certain qualifying commercial loan customers and dealer counterparties and (3) interest rate contracts arising from mortgage banking activities, including IRLCs on mortgage loans. The gain or loss on the Corporation’s cash flow hedges is reported as a component of other comprehensive income (loss), net of deferred income taxes, and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. IRLCs and interest rate swaps with loan customers and dealer counterparties are not designated as hedging instruments and therefore changes in the fair value of these instruments are reported as noninterest income.

Cash flow hedges.  The Corporation designates interest rate swaps as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Corporation’s trust preferred capital notes. These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Corporation’s borrowings for fixed-rate interest payments.  Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Corporation assesses the effectiveness of each hedging relationship quarterly. If the Corporation determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of September 30, 2026, the Corporation has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods through June 2029.

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

At September 30, 2026, the mortgage banking segment had $57.74 million of IRLCs and $26.76 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $84.50 million in mortgage loans.

At December 31, 2025, the mortgage banking segment had $44.64 million of IRLCs and $40.91 million of unpaid principal on mortgage loans held for sale for which it managed interest rate risk using best-efforts forward sales contracts for $85.55 million in mortgage loans.

The following tables summarize key elements of the Corporation’s derivative instruments.

	September 30, 2026
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$20,000	$970	$—
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	62,891	—	4,084
Matched interest rate swaps with counterparty	62,891	4,084	—
Mortgage banking contracts:
IRLCs	57,742	688	—

	December 31, 2025
	Notional
(Dollars in thousands)	Amount	Assets	Liabilities
Cash flow hedges:
Interest rate swap contracts	$25,000	$598	$208
Not designated as hedges:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	83,462	224	2,279
Matched interest rate swaps with counterparty	83,462	2,279	224
Mortgage banking contracts:
IRLCs	44,642	574	—

The Corporation and the Bank are required to maintain cash collateral with dealer counterparties for interest rate swap relationships in a loss position.  At both September 30, 2026 and December 31, 2025, there was no cash collateral maintained with dealer counterparties.

NOTE 14: Other Noninterest Expenses

The following table presents the significant components in the Consolidated Statements of Income line “Noninterest Expenses-Other.”

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Licenses and taxes expense	$391	$284	$1,170	$884
Travel and educational expenses	363	312	1,044	883
Telecommunication expenses	315	313	884	1,011
Postage and courier expenses	293	264	875	812
Other components of net periodic pension cost	(193)	(150)	(579)	(451)
Provision for indemnifications	(35)	(75)	(95)	(135)
All other noninterest expenses	835	860	2,572	2,682
Total	$1,969	$1,808	$5,871	$5,686

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

TABLE 1: Financial Performance Highlights

(Dollars in thousands, except for per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income (Loss):
Community Banking	$8,914	$7,378	$24,197	$19,939
Mortgage Banking	266	641	2,236	2,057
Consumer Finance	303	231	760	996
Other	(1,226)	(1,137)	(3,516)	(2,717)
Consolidated net income	$8,257	$7,113	$23,677	$20,275

Adjusted net income[1]	$8,257	$7,113	$22,934	$20,275

Earnings per share - basic and diluted	$2.55	$2.18	$7.26	$6.22
Adjusted earnings per share - basic and diluted[1]	$2.55	$2.18	$7.03	$6.22

Annualized ROA	1.18%	1.06%	1.13%	1.02%
Annualized adjusted ROA[1]	1.18%	1.06%	1.09%	1.02%
Annualized ROE	11.86%	11.60%	11.60%	11.36%
Annualized adjusted ROE[1]	11.86%	11.60%	11.24%	11.36%
Annualized return on average tangible common equity (ROTCE)[1]	13.18%	13.07%	12.86%	12.84%
Annualized adjusted ROTCE[1]	13.18%	13.07%	12.45%	12.84%
[1]

Refer to “Use of Certain Non-GAAP Financial Measures,” below, for information about these non-GAAP financial measures, including a quantitative reconciliation to the most directly comparable financial measures calculated in accordance with GAAP.

Consolidated net income increased $1.1 million for the third quarter of 2026 compared to the same period in 2025 due primarily to higher net income at the community banking segment, partially offset by lower net income at the mortgage banking segment. Consolidated net income increased $3.4 million for the first nine months of 2026 compared to the same period in 2025 due primarily to higher net income at the community banking segment, partially offset by lower net income at the standalone Corporation, included in “Other” in the table above. A discussion of the performance of our business segments is included under the heading “Business Segments” in the “Results of Operations” section of this discussion and analysis.

Included in net income for the first nine months of 2026 were the effects of the sale of an equity interest in Bearing Insurance Group, LLC (the Bearing equity interest), resulting in an after-tax gain of $6.4 million, and a strategic restructuring of a portion of the Corporation’s securities portfolio (the Portfolio Restructuring), which resulted in an after-tax loss of $5.6 million.  No such effects impacted the Corporation’s financial results for the three months ended September 30, 2026 or the three and nine months ended September 30, 2025. Excluding the effects of these items, adjusted net income was $22.9 million, or $7.03 per share, for the first nine months of 2026 compared to $20.3 million, or $6.22 per share, for the first nine months of 2025.

The Corporation uses non-GAAP measures of financial performance, including adjusted net income, adjusted earnings per share, annualized adjusted ROA, annualized adjusted ROE, annualized ROTCE, annualized adjusted ROTCE, annualized adjusted ROA, net tangible income attributable to the Corporation, ROTCE, tangible book value per share, and the following fully-taxable equivalent (FTE) measures: interest and fees on loans-FTE, interest and dividends on securities-FTE, total interest income-FTE, net interest income-FTE and net interest margin-FTE, to provide meaningful information about operating performance by excluding the effects of certain items that management does not expect to have an ongoing impact on consolidated net income. Each of the non-GAAP measures listed in the prior sentence, for the nine months ended September 30, 2026, excludes the effects of the sale of the Bearing equity interest and the Portfolio Restructuring. For further information regarding non-GAAP measures, including the impact of the above items on each year, refer to “Use of Certain Non-GAAP Financial Measures” and the accompanying disclosure below within this Item 2.

Key factors affecting comparison for the third quarter and first nine months of 2026 are as follows.

●	Community banking segment loans grew $102.8 million, or 8.6 percent annualized, compared to December 31, 2025;
●	Consumer finance segment loans decreased $12.8 million, or 3.7 percent annualized, compared to December 31, 2025;
●	Deposits increased $10.4 million, or 1.0 percent annualized, compared to December 31, 2025;
●	Consolidated annualized net interest margin was 4.53 percent for the third quarter of 2026 compared to 4.24 percent for the third quarter of 2025 and 4.41 percent for the second quarter of 2026;
●	The consumer finance segment experienced net charge-offs at an annualized rate of 2.63 percent and 2.61 percent of average total loans for the third quarter and first nine months of 2026, respectively, compared to 2.68 percent and 2.51 percent for the same periods of 2025 and 2.21 percent for the second quarter of 2026;
●	Mortgage banking segment loan originations increased $5.7 million, or 3.4 percent, to $172.8 million and increased $91.8 million, or 18.6 percent, to $586.1 million for the third quarter and first nine months of 2026 compared to the same periods of 2025;
●	During the first nine months of 2026, the community banking segment sold its Bearing equity interest, resulting in a pre-tax gain of $8.3 million. Following the sale, the community banking segment executed the Portfolio Restructuring, resulting in a pre-tax loss of $7.1 million. The community banking segment sold securities with a book value of $72.6 million and purchased approximately $67.8 million of securities; and
●	The Corporation expanded into the Lynchburg, Virginia market with the hiring of an experienced lender in the third quarter of 2026.

Capital Management and Dividends

Under regulatory capital standards, the Corporation’s tier 1 risk-based capital and total risk-based capital ratios at September 30, 2026 were 12.7 percent and 15.7 percent, respectively, compared to 12.2 percent and 15.2 percent, respectively, at December 31, 2025. At September 30, 2026, the book value per share of the Corporation’s common stock was $82.66 and tangible book value per share, which is a non-GAAP financial measure, was $74.66, compared to $80.64 and $72.60, respectively, at December 31, 2025.

Total consolidated equity increased $7.0 million to $269.3 million at September 30, 2026 compared to $262.3 million at December 31, 2025 due primarily to net income, partially offset by higher unrealized losses in the market value of securities available for sale, which are recognized as a component of other comprehensive income, and by dividends paid on the Corporation’s common stock. The Corporation’s securities available for sale are fixed income debt securities and their net unrealized loss position is a result of increased market interest rates since they were purchased. The Corporation expects to recover its investments in debt securities through scheduled payments of principal and interest. Unrealized losses are not expected to affect the earnings or regulatory capital of the Corporation or C&F Bank. The accumulated other comprehensive loss related to the Corporation’s securities available for sale, net of deferred income taxes, increased to $23.2 million at September 30, 2026 compared to $10.2 million at December 31, 2025 due primarily to an increase in debt security market interest rates.

The Corporation’s Board of Directors declared a quarterly cash dividend of 48 cents per share during the third quarter of 2026, which was paid on October 1, 2026. This dividend represents a payout ratio of 18.8 percent of earnings per share for the third quarter of 2026. The Corporation continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital levels and requirements and expected future earnings. In making its decision on the payment of dividends on the Corporation’s common stock, the Corporation’s Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, growth expectations and other factors.

The Corporation has a share repurchase program, effective January 1, 2026 through December 31, 2026, that was authorized by the Board of Directors to repurchase up to $5.0 million of the Corporation’s common stock (the 2026 Repurchase Program).  During the third quarter and first nine months of 2026, the Corporation repurchased 3 and 8,377 shares, or less than $1,000 and $622,000, respectively, of its common stock under the 2026 Repurchase Program.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table shows the average balance sheets, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, for the three and nine months ended September 30, 2026 and 2025. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented. Average balances of securities available for sale are included at amortized cost. Loans include loans held for sale. Loans placed on a nonaccrual status are included in the balances and are included in the computation of yields, but had no material effect for all periods presented.

TABLE 2: Average Balances, Income and Expense, Yields and Rates

	Three Months Ended September 30,
	2026			2025
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans:
Community banking segment	$1,671,177	$24,018	5.70%	$1,538,149	$21,706	5.60%
Mortgage banking segment	37,526	615	6.50	37,596	625	6.60
Consumer finance segment	453,770	12,107	10.59	463,761	12,404	10.61
Total loans	2,162,473	36,740	6.74	2,039,506	34,735	6.76
Securities - available for sale:
Taxable	349,838	3,442	3.94	338,354	2,391	2.82
Tax-exempt	126,802	1,480	4.67	122,605	1,256	4.10
Total securities - available for sale	476,640	4,922	4.13	460,959	3,647	3.16
Interest-bearing deposits in other banks	38,104	272	2.83	74,629	719	3.83
Total earning assets	2,677,217	41,934	6.22	2,575,094	39,101	6.03
Allowance for credit losses	(40,283)			(40,389)
Total non-earning assets	167,386			156,558
Total assets	$2,804,320			$2,691,263

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$333,619	538	0.64%	$312,095	448	0.57%
Savings and money market deposit accounts	553,500	1,722	1.23	545,055	1,778	1.29
Time deposits	923,258	7,617	3.27	865,439	7,725	3.54
Total interest-bearing deposits	1,810,377	9,877	2.16	1,722,589	9,951	2.29
Borrowings:
FHLB advances	29,293	322	4.30	40,000	450	4.40
Subordinated notes	65,516	1,139	6.93	65,480	1,112	6.77
Other borrowings	8,501	64	2.99	19,832	96	1.92
Total borrowings	103,310	1,525	5.86	125,312	1,658	5.30
Total interest-bearing liabilities	1,913,687	11,402	2.36	1,847,901	11,609	2.50
Noninterest-bearing demand deposits	566,391			555,090
Other liabilities	45,802			43,054
Total liabilities	2,525,880			2,446,045
Equity	278,440			245,218
Total liabilities and equity	$2,804,320			$2,691,263
Net interest income		$30,532			$27,492
Interest rate spread			3.86%			3.53%
Interest expense to average earning assets			1.69%			1.79%
Net interest margin (FTE)			4.53%			4.24%

	Nine Months Ended September 30,
	2026			2025
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans:
Community banking segment	$1,635,395	$68,856	5.63%	$1,501,919	$62,562	5.57%
Mortgage banking segment	43,376	1,974	6.08	34,898	1,696	6.50
Consumer finance segment	459,213	36,410	10.60	464,487	36,671	10.56
Total loans	2,137,984	107,240	6.71	2,001,304	100,929	6.74
Securities - available for sale:
Taxable	347,044	9,190	3.53	339,938	6,909	2.71
Tax-exempt	128,645	4,291	4.45	120,653	3,614	3.99
Total securities - available for sale	475,689	13,481	3.78	460,591	10,523	3.05
Interest-bearing deposits in other banks	59,536	1,394	3.13	59,633	1,634	3.66
Total earning assets	2,673,209	122,115	6.11	2,521,528	113,086	5.99
Allowance for credit losses	(40,351)			(40,759)
Total non-earning assets	166,741			156,147
Total assets	$2,799,599			$2,636,916

Liabilities and Equity
Interest-bearing deposits:
Interest-bearing demand deposits	$341,931	$1,710	0.67%	$319,039	$1,524	0.64%
Savings and money market deposit accounts	552,664	5,053	1.22	519,113	4,513	1.16
Time deposits	917,638	22,729	3.31	839,431	23,236	3.70
Total interest-bearing deposits	1,812,233	29,492	2.18	1,677,583	29,273	2.33
Borrowings:
FHLB advances	32,784	1,079	4.34	40,044	1,337	4.40
Subordinated notes	65,507	3,351	6.83	54,038	2,465	6.09
Other borrowings	8,039	178	2.96	29,326	411	1.87
Total borrowings	106,330	4,608	5.77	123,408	4,213	4.55
Total interest-bearing liabilities	1,918,563	34,100	2.37	1,800,991	33,486	2.49
Noninterest-bearing demand deposits	564,371			556,305
Other liabilities	44,666			41,622
Total liabilities	2,527,600			2,398,918
Equity	271,999			237,998
Total liabilities and equity	$2,799,599			$2,636,916
Net interest income		$88,015			$79,600
Interest rate spread			3.74%			3.50%
Interest expense to average earning assets			1.70%			1.78%
Net interest margin (FTE)			4.41%			4.21%

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

TABLE 3: Rate-Volume Recap

	Three Months Ended September 30, 2026 from 2025
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans:
Community banking segment	$396	$1,916	$2,312
Mortgage banking segment	(9)	(1)	(10)
Consumer finance segment	(24)	(273)	(297)
Securities - available for sale:
Taxable	968	83	1,051
Tax-exempt	180	44	224
Interest-bearing deposits in other banks	(155)	(292)	(447)
Total interest income	1,356	1,477	2,833
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	58	32	90
Savings and money market deposit accounts	(83)	27	(56)
Time deposits	(608)	500	(108)
Borrowings:
FHLB advances	(10)	(118)	(128)
Subordinated notes	26	1	27
Other borrowings	38	(70)	(32)
Total interest expense	(579)	372	(207)
Change in net interest income	$1,935	$1,105	$3,040

	Nine Months Ended September 30, 2026 from 2025
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans:
Community banking segment	$680	$5,614	$6,294
Mortgage banking segment	(115)	393	278
Consumer finance segment	143	(404)	(261)
Securities - available for sale:
Taxable	2,134	147	2,281
Tax-exempt	430	247	677
Interest-bearing deposits in other banks	(237)	(3)	(240)
Total interest income	3,035	5,994	9,029
Interest expense:
Interest-bearing deposits:
Interest-bearing demand deposits	74	112	186
Savings and money market deposit accounts	240	300	540
Time deposits	(2,567)	2,060	(507)
Borrowings:
FHLB advances	(18)	(240)	(258)
Subordinated notes	323	563	886
Other borrowings	162	(395)	(233)
Total interest expense	(1,786)	2,400	614
Change in net interest income	$4,821	$3,594	$8,415

Net interest income, on a taxable-equivalent basis, for the third quarter and first nine months of 2026 increased to $30.5 million and $88.0 million, respectively, compared to $27.5 million and $79.6 million for the same periods in 2025 due primarily to higher average balances of interest-earning assets and higher net interest margin. Annualized net interest margin increased 29 basis points to 4.53 percent for the third quarter of 2026 compared to the same period of 2025 and increased 20 basis points to 4.41 percent for the first nine months of 2026 compared to the same period of 2025 due primarily to higher average interest rates on securities and lower average interest rates on deposits, partially offset by higher average cost of borrowings. The Federal Reserve Bank (FRB) target federal funds interest rate was at an upper limit of 4.50 percent at December 31, 2024 until the Federal Open Market Committee began decreasing it in September 2025, decreasing it to 3.75 percent by December 31, 2025, where it remained until it was increased to 4.00 percent in September

2026. The yield on interest-earning assets increased by 19 basis points and 12 basis points for the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025. The cost of interest-bearing liabilities decreased by 14 basis points and 12 basis points for the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025. Average earning assets increased $102.1 million and $151.7 million for the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025. Average interest-bearing liabilities increased $65.8 million and $117.6 million for the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025. Average noninterest-bearing demand deposits increased $11.3 million and $8.1 million for the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025.

Average loans, which includes both loans held for investment and loans held for sale, increased $123.0 million to $2.16 billion for the third quarter of 2026 and increased $136.7 million to $2.14 billion for the first nine months of 2026 compared to the same periods in 2025. Average loans at the community banking segment increased $133.0 million, or 8.6 percent, for the third quarter of 2026 and increased $133.5 million, or 8.9 percent, for the first nine months of 2026 compared to the same periods in 2025 due primarily to growth in the commercial real estate and land acquisition and development segments of the loan portfolio, partially offset by a decrease in construction loans. Average loans at the consumer finance segment decreased $10.0 million, or 2.2 percent, for the third quarter of 2026 and decreased $5.3 million, or 1.1 percent, for the first nine months of 2026 compared to the same periods in 2025 due primarily to a decrease in marine and recreational vehicle (RV) loans as the third party administrator of that program significantly decreased sales of those loans to outside parties during 2025, which led to the consumer finance segment ending future purchases under the program during the third quarter of 2025. The marine and RV portfolio is expected to run off over time, subject to normal repayment activity and credit performance. Average loans at the mortgage banking segment, which consist of loans held for sale, decreased $70,000, or less than one percent, for the third quarter of 2026 and increased $8.5 million, or 24.3 percent, for the first nine months of 2026 compared to the same periods in 2025.

Average loan yields decreased 2 basis points to 6.74 percent for the third quarter of 2026 and decreased 3 basis points to 6.71 percent for the first nine months of 2026 compared to the same periods in 2025 due primarily to a mix shift in the portfolio with growth in loans at the community banking segment, which has lower yields than loans at the consumer finance segment, partially offset by an increase in loan yields at the community banking segment. The community banking segment average loan yield increased 10 basis points to 5.70 percent for the third quarter of 2026 and increased 6 basis points to 5.63 percent for the first nine months of 2026 compared to the same periods in 2025 due primarily to an increase in market interest rates and renewals of fixed rate loans originated during periods of lower interest rates. The consumer finance segment average loan yield decreased 2 basis points to 10.59 percent for the third quarter of 2026 compared to the same period of 2025 due primarily to lower yields on automobile loans, partially offset by a mix shift in the loan portfolio with the termination of the marine and RV loans program.  The consumer finance segment average loan yield increased 4 basis points to 10.60 percent for the first nine months of 2026 compared to the same period in 2025 due primarily to a mix shift in the loan portfolio with the termination of the marine and RV loans program and the portfolio composition in general shifting towards originations within the past three years, when interest rates have generally been higher, as balances on loans originated prior to that in periods of lower interest rates decline. The mortgage banking segment average loan yield decreased 10 basis points to 6.50 percent for the third quarter of 2026 and decreased 42 basis points to 6.08 percent for the first nine months of 2026 compared to the same periods in 2025 due to fluctuations in mortgage market interest rates.

Average securities available for sale increased $15.7 million to $476.6 million for the third quarter of 2026 and increased $15.1 million to $475.7 million for the first nine months of 2026 compared to the same periods in 2025. The average yield on the securities portfolio, on a taxable-equivalent basis, increased 97 basis points to 4.13 percent for the third quarter of 2026 and increased 73 basis points to 3.78 percent for the first nine months of 2026 compared to the same periods in 2025 due primarily to the Portfolio Restructuring during the second quarter of 2026. In the Portfolio Restructuring, the community banking segment sold $72.6 million in book value of securities with a weighted average yield of 1.40% and representing approximately 14.7% of the entire securities portfolio and purchased approximately $67.8 million of securities with a weighted average yield of 4.70%.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the FRB, decreased $36.5 million to $38.1 million for the third quarter of 2026 and decreased $97,000 to $59.5 million for the first nine months of 2026 compared to the same periods in 2025. The average yield on interest-bearing deposits in other banks decreased 100 basis points for the third quarter of 2026 and decreased 53 basis points for the first nine months of 2026 compared to the same periods of 2025 due primarily to the decreases in the federal funds interest rate beginning in September 2025.

Average savings and money market and interest-bearing demand deposits combined increased $30.0 million to $887.1 million for the third quarter of 2026 and increased $56.4 million to $894.6 million for the first nine months of 2026 compared to the same periods in 2025. Average noninterest-bearing demand deposits increased $11.3 million to $566.4 million for the third quarter of 2026 and increased $8.1 million to $564.4 million for the first nine months of 2026 compared to the same periods in 2025. Average time deposits increased $57.8 million to $923.3 million for the third quarter of 2026 and increased $78.2 million to $917.6 million for the first nine months of 2026 compared to the same periods in 2025. The average cost of interest-bearing deposits decreased 13 basis points to 2.16 percent for the third quarter of 2026 and decreased 15 basis points to 2.18 percent for the first nine months of 2026 compared to the same periods in 2025 due primarily to decreases in interest rates paid on time deposits. A portion of the increases in average deposits was due to the wind-down of the repurchase agreement program with certain commercial deposit customers during the third quarter of 2025. The average balance of these repurchase agreements was $11.9 million and $21.3 million for the third quarter and first nine months of 2025, respectively.

Average borrowings decreased $22.0 million to $103.3 million for the third quarter of 2026 compared to the same period in 2025 due primarily to the wind-down of the repurchase agreement program and a decrease in average balances of FHLB advances. Average borrowings decreased $17.1 million to $106.3 million for the first nine months of 2026 compared to the same period in 2025 due primarily to the wind-down of the repurchase agreement program and a decrease in average balances of FHLB advances, partially offset by higher average balances of subordinated notes. The average cost of borrowings increased 56 basis points to 5.86 percent for the third quarter of 2026 and increased 122 basis points to 5.77 percent for the first nine months of 2026 compared to the same periods in 2025 due primarily to a shift in the mix of borrowings and higher rates paid on subordinated notes. The Corporation issued new subordinated notes with an aggregate principal amount of $40.0 million in the second quarter of 2025, which initially bear interest at a fixed rate of 7.50%, and concurrently repurchased its previously issued subordinated notes with aggregate principal amount of $20.0 million, which were to transition from a fixed rate of 4.875% to a floating rate at the then current three-month SOFR plus 475.5 basis points during the third quarter of 2025.

The Corporation gives no assurance as to the timing or extent of changes in market interest rates or the impact of those changes or any other factor on the Corporation's ability to compete for loans and deposits or on its funding costs, liquidity, and net interest margin. The Corporation believes that if market interest rates were to continue to rise, net interest margin could be positively affected in the short term as the Corporation generally expects its assets to reprice upward more quickly than its deposits and borrowings, in each case as of the date of this report. The Corporation believes renewals of fixed rate loans originated during periods of lower interest rates and purchases of securities available for sale with higher interest rates would contribute to increased yields on interest-earning assets. While recent increases in market interest rates and increased competition for deposits may result in higher funding costs, the Corporation believes the impact on cost of interest-bearing deposits would occur over time as the majority of the Corporation’s time deposits have repriced within the past year. Additionally, if market interest rates were to remain elevated or increase further, other aspects of the Corporation’s business, such as mortgage loan demand, may also be adversely affected. If market interest rates were to decline, net interest margin could be adversely affected in the short term as the Corporation generally expects its assets to reprice downward more quickly than its deposits and borrowings, although mortgage loan demand may be positively affected. The interest rate environment has grown increasingly uncertain during the first nine months of 2026. The ultimate impact on the Corporation’s net interest margin of changes in market interest rates and other market factors, including monetary policy actions taken by the Federal Reserve, will also depend on other factors, some of which may be outside of the Corporation’s control, including the Corporation’s ability to grow loans at the community banking and consumer finance segments, the Corporation’s ability to compete for deposits, the Corporation’s use of borrowings to fund its operations, economic conditions nationally and within the Corporations’ markets, other factors discussed in this report, including the risks discussed under “Cautionary Statement About Forward-Looking Statements,” and the risks discussed in more detail in Item 1A. “Risk Factors” of Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025 and other reports filed with the SEC.

Noninterest Income

TABLE 4: Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Gains on sales of loans	$1,365	$1,896	$6,346	$6,201
Interchange income	1,652	1,610	4,902	4,706
Service charges on deposit accounts	1,123	1,049	3,204	3,061
Investment income from other equity interests	80	197	8,784	531
Net losses on sales, maturities and calls of available for sale securities	—	—	(7,129)	—
Mortgage banking fee income	757	735	2,592	2,193
Wealth management services income, net	917	795	2,572	2,283
Mortgage lender services income	907	768	2,696	2,066
Other service charges and fees	502	520	1,523	1,569
Unrealized gain on investments held in rabbi trust	184	860	1,510	2,283
Other income, net	549	414	1,362	1,372
Total noninterest income	$8,036	$8,844	$28,362	$26,265

Total noninterest income decreased $808,000, or 9.1 percent, for the third quarter of 2026 compared to the same period in 2025 due primarily to fluctuations in unrealized gains and losses on investments held in the rabbi trust and lower gains on sales of loans.

Total noninterest income increased $2.1 million, or 8.0 percent, for the first nine months of 2026 compared to the same period in 2025 due primarily to higher investment income from other equity interests related to the sale of the Bearing equity interest, higher mortgage lender services income and higher mortgage banking fee income, partially offset by net losses on the Portfolio Restructuring and fluctuations in unrealized gains and losses on investments held in the rabbi trust.

The Corporation uses a rabbi trust to fund liabilities under its nonqualified deferred compensation plan. Unrealized gains and losses on investments held in the Corporation’s rabbi trust are offset by changes in deferred compensation liabilities, which are recorded in salaries and employee benefits expense.

Noninterest Expense

TABLE 5: Noninterest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Salaries and employee benefits:
Compensation, payroll taxes and employee benefits	$14,574	$13,560	$44,106	$40,466
Increase in nonqualified deferred compensation plan liabilities	184	860	1,510	2,283
Total salaries and employee benefits	14,758	14,420	45,616	42,749

Occupancy expense	2,416	2,245	7,033	6,537
Data processing	3,421	3,026	9,999	8,881
Professional fees	785	901	2,645	2,823
Insurance expense	481	399	1,351	1,306
Marketing and advertising expenses	604	660	1,790	1,738
Loan processing and collection expenses	847	831	2,638	2,259
Other expenses:
Licenses and taxes expense	391	284	1,170	884
Telecommunication expenses	315	313	884	1,011
Postage and courier expenses	293	264	875	812
Travel and educational expenses	363	312	1,044	883
Other components of net periodic pension cost	(193)	(150)	(579)	(451)
Provision for indemnifications	(35)	(75)	(95)	(135)
All other noninterest expenses	835	860	2,572	2,682
Total other noninterest expenses	1,969	1,808	5,871	5,686
Total noninterest expense	$25,281	$24,290	$76,943	$71,979

Total noninterest expenses increased $1.0 million, or 4.1 percent, in the third quarter of 2026 and increased $5.0 million, or 6.9 percent, for the first nine months of 2026 compared to the same periods in 2025 due primarily to higher salaries and employee benefits due to the addition of seasoned lending teams with the expansion into the Roanoke and Lynchburg,  Virginia markets in the third quarters of 2025 and 2026, respectively, annual compensation adjustments, increased employee incentive accruals associated with improved financial performance and higher commissions from increased volume of mortgage loan production, as well as higher data processing and occupancy expense, partially offset by fluctuations in deferred compensation liabilities.

Changes in deferred compensation plan liabilities are offset by unrealized gains and losses on investments held in the Corporation’s rabbi trust, which are recorded in noninterest income.

Income Taxes

The Corporation’s consolidated effective income tax rate was 18.9 percent for the third quarter of 2026 compared to 19.4 percent for the same period in 2025 due primarily to a higher share of income at the community banking segment, which is not subject to state income taxes. The Corporation’s consolidated effective income tax rate was 19.4 percent for the first nine months of 2026 compared to 18.8 percent for the same period in 2025 due primarily to the tax impact of the sale of the Bearing equity interest in the second quarter of 2026.

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

TABLE 6: Community Banking Segment Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Interest income	$28,648	$25,610	$82,035	$73,372
Interest expense	10,264	10,498	30,750	31,022
Net interest income before allocation	18,384	15,112	51,285	42,350
Net interest allocation[1]	5,806	6,080	17,524	17,944
Net interest income	24,190	21,192	68,809	60,294
Provision for credit losses	—	(100)	450	(300)
Net interest income after provision for credit losses	24,190	21,292	68,359	60,594
Noninterest income:
Interchange income	1,652	1,610	4,902	4,706
Service charges on deposit accounts	1,143	1,061	3,261	3,107
Wealth management services income, net	917	795	2,572	2,283
Other service charges and fees	501	520	1,522	1,567
Investment income from other equity interests	80	197	8,784	531
Net losses on sales, maturities and calls of available for sale securities	—	—	(7,129)	—
Other income, net	389	247	844	844
Total noninterest income	4,682	4,430	14,756	13,038
Noninterest expense:
Salaries and employee benefits	10,417	9,503	31,019	28,203
Occupancy expense	2,006	1,878	5,872	5,377
Data processing	2,669	2,365	7,752	7,007
Professional fees	520	642	1,825	2,046
Insurance expense	408	350	1,179	1,111
Marketing and advertising expenses	450	496	1,361	1,295
Loan processing and collection expenses	74	46	188	114
Other expenses	1,341	1,310	3,955	3,944
Total noninterest expenses	17,885	16,590	53,151	49,097
Income before income taxes	10,987	9,132	29,964	24,535
Income tax expense	2,073	1,754	5,767	4,596
Net income	$8,914	$7,378	$24,197	$19,939
1	Interest expense is allocated to the mortgage banking and consumer finance segments through borrowings from the community banking segment.

The community banking segment reported net income of $8.9 million and $24.2 million for the third quarter and first nine months of 2026, respectively, compared to $7.4 million and $19.9 million for the same periods in 2025 due primarily to:

●	higher interest income resulting from higher average balances of loans and securities and higher average interest rates on loans and securities, due primarily to an increase in market interest rates and the Portfolio Restructuring; and
●	a pre-tax gain of $8.3 million on the sale of the Bearing equity interest in the first nine months of 2026, reported in investment income from other equity interests;

partially offset by:

●	higher salaries and employee benefits due primarily to the addition of seasoned lending teams with the expansion into the Roanoke and Lynchburg, Virginia markets in the third quarters of 2025 and 2026, respectively, annual compensation adjustments, and increased employee incentive accruals associated with improved financial performance;
●	the Portfolio Restructuring, which resulted in a pre-tax loss of $7.1 million for the first nine months of 2026, reported in net loss on sales of available for sale securities;
●	higher provision for credit losses for the first nine months of 2026 as compared to the same period of 2025 due primarily to the reversal of a specific reserve in the second quarter of 2025 upon the resolution of a nonperforming commercial real estate loan; and
●	higher data processing expenses associated with investments in information technology infrastructure projects.

Adjusted net income for the community banking segment, which excludes the effects of the sale of the Bearing equity interest and the Portfolio Restructuring, was $23.5 million for the first nine months of 2026, compared to $19.9 million for the same period in 2025. Adjusted net income for the community banking segment increased $3.5 million for the first nine months of 2026, compared to the same period in 2025 due primarily to the other items discussed above.

Net interest income for the community banking segment increased by $3.0 million to $24.2 million for the third quarter of 2026 and increased $8.5 million to $68.8 million for the first nine months of 2026 compared to the same periods in 2025 due primarily to an increase in net interest margin and higher average balances of earning assets. Average interest-earning asset yields at the community banking segment were higher for the third quarter and first nine months of 2026 compared to the same periods in 2025 due primarily to higher average interest rates on securities available for sale and loans and a mix shift in interest-earning assets to loans, which have higher yields than securities available for sale or interest-bearing deposits in other banks. In the Portfolio Restructuring, the community banking segment sold $72.6 million in book value of securities with a weighted average yield of 1.40% and representing approximately 14.7% of the entire securities portfolio, and purchased approximately $67.8 million of securities with a weighted average yield of 4.70%. Average loan yields increased for the third quarter and first nine months of 2026 at the community banking segment due primarily to higher average market interest rates. The average cost of interest-bearing liabilities was lower for the third quarter and first nine months of 2026 compared to the same periods in 2025 due primarily to a decrease in interest rates paid on time deposits. Interest income allocated to the community banking segment includes interest income on loans to the consumer finance and mortgage banking segments. Intercompany loan balances, interest income, and interest expense related to these transactions are eliminated to reach consolidated totals.

The community banking segment recorded no provision for credit losses in the third quarter of 2026 compared to a net reversal of $100,000 in the third quarter of 2025. For the first nine months of 2026, the community banking segment recorded $450,000 of provision for credit losses compared to a net reversal of $300,000 for the first nine months of 2025. Management believes that the level of the allowance for credit losses is adequate to reflect the net amount expected to be collected.

Noninterest income increased for the third quarter and first nine months of 2026 compared to the same periods in 2025 due primarily to higher wealth management services income and for the first nine months of 2026, higher investment income from other equity interests from the sale of the Bearing equity interest partially offset by net losses on sales of available for sale securities from the Portfolio Restructuring. Noninterest expenses increased for the third quarter and first nine months of 2026 compared to the same periods in 2025 due primarily to higher salaries and employee benefits, occupancy expense and data processing expenses.

Mortgage Banking:  The following table presents the mortgage banking operating results for the periods indicated.

TABLE 7: Mortgage Banking Segment Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Interest income	$616	$625	$1,974	$1,696
Interest expense	—	—	—	—
Net interest income before allocation	616	625	1,974	1,696
Net interest allocation[1]	(242)	(287)	(890)	(733)
Net interest income	374	338	1,084	963
Provision for credit losses	—	—	—	—
Net interest income after provision for credit losses	374	338	1,084	963
Noninterest income:
Gains on sales of loans	1,606	2,074	6,990	6,632
Mortgage banking fee income	771	774	2,665	2,299
Mortgage lender services fee income	907	768	2,696	2,073
Other income	4	4	33	10
Total noninterest income	3,288	3,620	12,384	11,014
Noninterest expense:
Salaries and employee benefits	1,878	1,899	6,245	5,662
Occupancy expense	270	222	716	725
Data processing	391	324	1,197	908
Professional fees	64	83	142	176
Insurance expense	42	15	78	82
Marketing and advertising expenses	148	152	400	417
Loan processing and collection expenses	368	335	1,227	892
Provision for indemnifications	(35)	(75)	(95)	(135)
Other expenses	165	144	550	502
Total noninterest expenses	3,291	3,099	10,460	9,229
Income before income taxes	371	859	3,008	2,748
Income tax expense	105	218	772	691
Net income	$266	$641	$2,236	$2,057
1	Interest expense is allocated to the mortgage banking segment through borrowings from the community banking segment.

The mortgage banking segment reported net income of $266,000 for the third quarter of 2026 compared to $641,000 for the same period in 2025 due primarily to:

●	lower gains on sales of loans due primarily to lower margins;

partially offset by:

●	higher mortgage lender services fee income.

The mortgage banking segment reported net income of $2.2 million for the first nine months of 2026 compared to $2.1 million for the same period of 2025 due primarily to:

●	higher gains on sales of loans and higher mortgage banking fee income due to higher volume of mortgage loan originations; and
●	higher mortgage lender services fee income;

partially offset by:

●	higher variable expenses tied to mortgage loan origination volume such as commissions and bonuses, reported in salaries and employee benefits, and loan processing expenses, reported in loan processing and collection expenses.

The following table presents mortgage loan originations and mortgage loans sold for the periods indicated.

TABLE 8: Mortgage Loan Originations

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Mortgage loan originations:
Purchases	$158,242	$148,245	$510,023	$447,107
Refinancings	14,519	18,773	76,074	47,184
Total mortgage loan originations[1]	$172,761	$167,018	$586,097	$494,291

Lock-adjusted originations[2]	$157,585	$172,245	$599,357	$514,565
1	Total mortgage loan originations does not include mortgage lender services.
2	Lock-adjusted originations includes the effect of changes in the volume of mortgage loan applications in process that have not closed, net of an estimated volume not expected to close.

Mortgage banking segment loan originations increased 3.4 percent and 18.6 percent for the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025 as the mortgage interest rate environment was generally more favorable during the first nine months of 2026 compared to the first nine months of 2025. With interest rates rising in the third quarter of 2026, refinancings decreased during the quarter by 22.7 percent compared to the third quarter of 2025. Gains on sales of loans, while driven in part by mortgage loan originations, also includes the effects of changes in locked loan commitments, which reflect the volume of mortgage loan applications that are in process and have not closed. Lock-adjusted originations for the mortgage banking segment decreased 8.5 percent and increased 16.5 percent for the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025. Locked loan commitments were $57.7 million at September 30, 2026 compared to $44.6 million and $62.3 million at December 31, 2025 and September 30, 2025, respectively. Mortgage banking segment originations include originations of loans sold to the community banking segment, at prices similar to those paid by third-party investors. All interest expense at the mortgage banking segment is from variable rate borrowings from the community banking segment. Intercompany loan balances, interest income, interest expense, intercompany gains, losses, and other income and expenses related to these transactions are eliminated to reach consolidated totals.

Through the Lender Solutions division of the mortgage banking segment, mortgage lender services fee income is derived from providing mortgage origination functions to third-party mortgage lenders for a fee. Mortgage lender services fee income increased to $907,000 and $2.7 million for the third quarter and first nine months of 2026, respectively, compared to $768,000 and $2.1 million for the same periods in 2025 due primarily to an increase in the number of third-party mortgage lenders serviced and increased mortgage loan volume in the industry.

During the third quarter and first nine months of 2026, the mortgage banking segment recorded net reversals of provision for indemnification losses of $35,000 and $95,000, respectively, compared to net reversals of provision for indemnification losses of $75,000 and $135,000 for the same periods in 2025. Management believes that the indemnification reserve is sufficient to absorb losses related to loans that have been sold in the secondary market.

Consumer Finance:  The following table presents the consumer finance operating results for the periods indicated.

TABLE 9: Consumer Finance Segment Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Interest income	$12,107	$12,404	$36,411	$36,671
Interest expense	—	—	—	—
Net interest income before allocation	12,107	12,404	36,411	36,671
Net interest allocation[1]	(5,564)	(5,793)	(16,634)	(17,211)
Net interest income	6,543	6,611	19,777	19,460
Provision for credit losses	2,750	3,000	8,550	8,300
Net interest income after provision for credit losses	3,793	3,611	11,227	11,160
Noninterest income	146	149	449	475
Noninterest expense:
Salaries and employee benefits	2,021	1,934	6,067	5,929
Occupancy expense	140	145	445	435
Data processing	351	327	1,021	938
Professional fees	128	168	479	394
Insurance expense	31	34	94	113
Marketing and advertising expenses	6	12	29	26
Loan processing and collection expenses	405	450	1,223	1,253
Other expenses	437	369	1,262	1,169
Total noninterest expenses	3,519	3,439	10,620	10,257
Income before income taxes	420	321	1,056	1,378
Income tax expense	117	90	296	382
Net income	$303	$231	$760	$996
1	Interest expense is allocated to the consumer finance segment through borrowings from the community banking segment.

The consumer finance segment reported net income of $303,000 for the third quarter of 2026 compared to net income of $231,000 for the same period in 2025 due primarily to:

●	lower provision for credit losses due primarily to a decrease in the balance of loans; and
●	lower interest expense allocation on borrowings from the community banking segment as a result of lower average balance of borrowings and lower average interest rates;

partially offset by:

●	lower interest income resulting from lower average balances of loans and lower loan yields.

The consumer finance segment reported net income of $760,000 for the first nine months of 2026 compared to $996,000 for the same period of 2025 due primarily to:

●	higher provision for credit losses due primarily to higher net charge-offs;

partially offset by:

●	lower interest expense allocation on borrowings from the community banking segment as a result of lower average interest rates and lower average balance of borrowings.

Average loans decreased $10.0 million, or 2.2 percent, for the third quarter of 2026 and decreased $5.3 million, or 1.1 percent, for the first nine months of 2026 compared to the same periods in 2025 due primarily to a decrease in marine and RV loans as the third party administrator of that program significantly decreased sales of those loans to outside parties during 2025, which led to the consumer finance segment ending future purchases under the program during the third quarter of 2025. The marine and recreational vehicle portfolio is expected to run off over time, subject to normal repayment activity and credit performance. All interest expense at the consumer finance segment is from fixed and variable rate borrowings from the community banking segment. Intercompany loan balances, interest income, and interest expense related to these transactions are eliminated to reach consolidated totals.

The consumer finance segment at times offers payment deferrals to borrowers as a portfolio management technique to achieve higher ultimate cash collections on select loan accounts. Average amounts of payment deferrals of automobile loans on a monthly basis, which are not included in delinquent loans, were 2.05 percent and 1.59 percent of average automobile loans outstanding during the third quarter and first nine months of 2026, respectively, compared to 1.88 percent and 1.79 percent during the same periods of 2025, and 1.40 percent during the second quarter of 2026.

The consumer finance segment recorded $2.8 million and $8.6 million in provision for credit losses for the third quarter and first nine months of 2026, respectively, compared to $3.0 million and $8.3 million for the same periods in 2025. Net charge-offs as a percentage of total loans increased for the first nine months of 2026 compared to the same period in 2025 due primarily to a mix shift in the portfolio as balances of marine and recreational vehicle loans, which historically have had lower charge-off rates than the automobile portfolio, continued to decrease and increased charge-offs within the automobile portfolio. If loan performance deteriorates, resulting in further elevated delinquencies or net charge-offs, the provision for credit losses may increase in future periods.

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

TABLE 10: Allowance for Credit Losses

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
For the three months ended September 30, 2026:
Balance at June 30, 2026	$13,420	$4,192	$22,063	$39,675
Provision charged to operations	(129)	229	2,750	2,850
Loans charged off	—	(133)	(4,310)	(4,443)
Recoveries of loans previously charged off	200	28	1,328	1,556
Balance at September 30, 2026	$13,491	$4,316	$21,831	$39,638

Average loans[2]	$1,252,094	$419,083	$453,770	$2,124,947
Ratio of annualized net (recoveries) charge-offs to average loans	(0.06)%	0.10%	2.63%	0.54%

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
For the three months ended September 30, 2025:
Balance at June 30, 2025	$13,026	$4,167	$22,385	$39,578
Provision charged to operations	(38)	38	3,000	3,000
Loans charged off	(15)	(51)	(4,266)	(4,332)
Recoveries of loans previously charged off	13	30	1,157	1,200
Balance at September 30, 2025	$12,986	$4,184	$22,276	$39,446

Average loans[2]	$1,148,245	$389,904	$463,761	$2,001,910
Ratio of annualized net charge-offs to average loans	0.00%	0.02%	2.68%	0.63%
1Consumer loans includes provision, charge-offs and recoveries related to demand deposit overdrafts.
2Average loans does not include loans held for sale at the mortgage banking segment.

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
For the nine months ended September 30, 2026:
Balance at December 31, 2025	$13,239	$4,179	$22,259	$39,677
Provision charged to operations	118	282	8,550	8,950
Loans charged off	(101)	(234)	(12,803)	(13,138)
Recoveries of loans previously charged off	235	89	3,825	4,149
Balance at September 30, 2026	$13,491	$4,316	$21,831	$39,638

Average loans[2]	$1,226,369	$409,026	$459,213	$2,094,608
Ratio of annualized net (recoveries) charge-offs to average loans	(0.01)%	0.05%	2.61%	0.57%

			Consumer
(Dollars in thousands)	Commercial	Consumer[1]	Finance	Total
For the nine months ended September 30, 2025:
Balance at December 31, 2024	$13,347	$4,032	$22,708	$40,087
Provision charged to operations	(362)	212	8,300	8,150
Loans charged off	(35)	(167)	(11,985)	(12,187)
Recoveries of loans previously charged off	36	107	3,253	3,396
Balance at September 30, 2025	$12,986	$4,184	$22,276	$39,446

Average loans[2]	$1,117,673	$384,246	$464,487	$1,966,406
Ratio of net annualized charge-offs to average loans	0.00%	0.02%	2.51%	0.60%
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

TABLE 11: Allocation of Allowance for Credit Losses

	September 30,	December 31,
(Dollars in thousands)	2026	2025
Allocation of allowance for credit losses:
Commercial	$13,491	$13,239
Consumer	4,316	4,179
Consumer Finance	21,831	22,259
Total allowance for credit losses	$39,638	$39,677
Ratio of loans to total period-end loans:
Commercial	59%	57%
Consumer	20	20
Consumer Finance	21	23
	100%	100%

Loans are required to be measured at amortized cost and to be presented at the net amount expected to be collected. Credit losses on available for sale debt securities are accounted for as an allowance for credit losses, which is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value and the amount expected to be collected on the financial asset. The Corporation concluded that a credit loss did not exist in its securities portfolio at September 30, 2026, and no allowance for credit losses has been recognized. Off balance sheet credit exposures, including loan commitments, are not recorded on balance sheet, but expected credit losses arising from off balance sheet credit exposures are recorded as a reserve for unfunded commitments and reported in Other Liabilities. The following table presents the Corporation’s reserve for unfunded commitments for the periods indicated.

TABLE 12: Reserve for Unfunded Commitments

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Balance at the beginning of period	$1,750	$1,750	$1,600	$1,800
Provision charged to operations	(100)	(100)	50	(150)
Total	$1,650	$1,650	$1,650	$1,650

The allowance for credit losses on loans and available for sale debt securities and the reserve for unfunded commitments are established through a provision for credit losses charged against earnings. The following table presents a breakdown of the provision for credit losses for the periods indicated.

TABLE 13: Provision for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Provision for credit losses:
Provision for loans	$2,850	$3,000	$8,950	$8,150
Provision for unfunded commitments	(100)	(100)	50	(150)
Total	$2,750	$2,900	$9,000	$8,000

TABLE 14: Credit Quality Indicators

Loans by credit quality indicators as of September 30, 2026 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Commercial real estate	$938,794	$7,882	$—	$—	$946,676
Commercial business	127,114	106	—	—	127,220
Construction - commercial real estate	34,562	—	—	—	34,562
Land acquisition and development	82,473	7,794	—	—	90,267
Builder lines	33,353	—	—	—	33,353
Construction - consumer real estate	31,654	—	—	—	31,654
Residential mortgage	333,630	657	58	1,095	335,440
Equity lines	84,245	24	—	—	84,269
Other consumer	9,645	6	—	6	9,657
	$1,675,470	$16,469	$58	$1,101	$1,693,098

(Dollars in thousands)	Very Good	Good	Fairly Good	Fair	Marginal	Total
Consumer finance - automobiles	$53,313	$118,845	$133,648	$79,517	$17,265	$402,588
Consumer finance - marine and recreational vehicles	32,091	16,453	338	—	—	48,882
	$85,404	$135,298	$133,986	$79,517	$17,265	$451,470
1At September 30, 2026, the Corporation did not have any loans classified as Doubtful or Loss.

Loans by credit quality indicators as of December 31, 2025 were as follows:

		Special		Substandard
(Dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total[1]
Commercial real estate	$835,360	$72	$—	$—	$835,432
Commercial business	115,710	—	—	—	115,710
Construction - commercial real estate	99,604	—	—	—	99,604
Land acquisition and development	66,248	—	—	—	66,248
Builder lines	37,938	—	—	—	37,938
Construction - consumer real estate	29,288	—	—	—	29,288
Residential mortgage	317,686	655	60	1,135	319,536
Equity lines	76,359	101	—	—	76,460
Other consumer	10,085	—	—	—	10,085
	$1,588,278	$828	$60	$1,135	$1,590,301

(Dollars in thousands)	Very Good	Good	Fairly Good	Fair	Marginal	Total
Consumer finance - automobiles	$49,347	$114,539	$135,569	$86,336	$20,521	$406,312
Consumer finance - marine and recreational vehicles	38,531	19,023	409	—	—	57,963
	$87,878	$133,562	$135,978	$86,336	$20,521	$464,275
1	At December 31, 2025, the Corporation did not have any loans classified as Doubtful or Loss.

The increase in loans classified as Special Mention at the community banking segment as of September 30, 2026 compared to December 31, 2025 was due primarily to one commercial relationship that was downgraded during the third quarter of 2026.

Table 15 summarizes the Corporation’s credit ratios on a consolidated basis and Table 16 summarizes nonperforming assets by principal business segment as of September 30, 2026 and December 31, 2025.  The mortgage banking segment did not have any nonperforming assets as of September 30, 2026 or December 31, 2025.

TABLE 15: Consolidated Credit Ratios

	September 30,	December 31,
(Dollars in thousands)	2026	2025
Total loans[1]	$2,144,568	$2,054,576
Nonaccrual loans	$2,020	$2,157
Allowance for credit losses (ACL)	$39,638	$39,677
Nonaccrual loans to total loans	0.09%	0.10%
ACL to total loans	1.85%	1.93%
ACL to nonaccrual loans	1,962.28%	1,839.45%
1Total loans does not include loans held for sale at the mortgage banking segment.

TABLE 16: Nonperforming Assets

Community Banking Segment

	September 30,	December 31,
(Dollars in thousands)	2026	2025
Total loans	$1,693,098	$1,590,301
Nonaccrual loans	$1,101	$1,135
ACL	$17,807	$17,418
Nonaccrual loans to total loans	0.07%	0.07%
ACL to total loans	1.05%	1.10%
ACL to nonaccrual loans	1,617.35%	1,534.63%
Annualized year-to-date net charge-offs to average total loans	0.00%	0.01%

Consumer Finance Segment

	September 30,	December 31,
(Dollars in thousands)	2026	2025
Total loans	$451,470	$464,275
Nonaccrual loans	$919	$1,022
Repossessed assets	$782	$937
ACL	$21,831	$22,259
Nonaccrual loans to total loans	0.20%	0.22%
ACL to total loans	4.84%	4.79%
ACL to nonaccrual loans	2,375.52%	2,177.98%
Annualized year-to-date net charge-offs to average total loans	2.61%	2.59%

The community banking segment’s nonaccrual loans were $1.1 million at both September 30, 2026 and December 31, 2025. The community banking segment recorded no provision for credit losses in the third quarter of 2026 compared to a net reversal of $100,000 in the third quarter of 2025. For the first nine months of 2026, the community banking segment recorded $450,000 of provision for credit losses compared to a net reversal of $300,000 for the first nine months of 2025 due primarily to the reversal of a specific reserve in the second quarter of 2025 upon the resolution of a nonperforming commercial real estate loan. At September 30, 2026, the allowance for credit losses increased to $17.8 million compared to $17.4 million at December 31, 2025. The allowance for credit losses as a percentage of total loans decreased to 1.05 percent at September 30, 2026 from 1.10 percent at December 31, 2025 due primarily to changes in the forecast of key credit loss model assumptions, primarily the forecast of the national unemployment rate derived from the Federal Open Market Committee of the Federal Reserve Board. Management believes that the level of the allowance for credit losses is adequate to reflect the net amount expected to be collected.

Nonaccrual loans at the consumer finance segment were $919,000 at September 30, 2026 compared to $1.0 million at December 31, 2025. Nonaccrual consumer finance loans remain low relative to the allowance for credit losses and the total consumer finance loan portfolio because the consumer finance segment generally initiates repossession of loan collateral once a loan becomes more than 60 days delinquent. Repossessed vehicles of the consumer finance segment are classified as other assets and consist only of vehicles the Corporation has the legal right to sell. Prior to the reclassification from loans to repossessed vehicles, the difference between the carrying amount of each loan and the fair value of each vehicle (i.e., the deficiency) is charged against the allowance for credit losses. At September 30, 2026, repossessed vehicles available for sale totaled $782,000 compared to $937,000 at December 31, 2025.

The consumer finance segment experienced net charge-offs at an annualized rate of 2.61 percent of average total loans for the first nine months of 2026 compared to 2.51 percent for the same period of 2025. The allowance for credit losses was $21.8 million, or 4.84 percent of total loans, at September 30, 2026 compared to $22.3 million, or 4.79 percent of total loans, at December 31, 2025. The increases in the net charge-off rate and the allowance for credit losses as a percentage of total loans are due primarily to a mix shift in the portfolio as balances of marine and recreational vehicle loans, which historically have had lower charge-off rates than the automobile portfolio, continued to decrease and increased charge-offs within the automobile portfolio. At September 30, 2026, total delinquent loans as a percentage of total loans was 3.39 percent compared to 4.38 percent at December 31, 2025 and 4.00 percent at September 30, 2025.

The consumer finance segment at times offers payment deferrals to borrowers as a portfolio management technique to achieve higher ultimate cash collections on select loan accounts. Average amounts of payment deferrals of automobile loans on a monthly basis, which are not included in delinquent loans, were 2.05 percent and 1.59 percent of average automobile loans outstanding during the third quarter and first nine months of 2026, respectively, compared to 1.88 percent and 1.79 percent during the same periods of 2025, and 1.40 percent during the second quarter of 2026.

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

The consumer finance segment’s borrowers have included those considered “non-prime” and, therefore, the anticipated rates of delinquencies, defaults, repossessions and losses on the consumer finance loans may be higher than those experienced in the general automobile finance industry and could be more dramatically affected by changes in general economic conditions. Changes in economic conditions may also affect consumer demand for used automobiles and values of automobiles securing outstanding loans, due to changes in demand or changes in levels of inventory of used automobiles, which may directly affect the amount of a loss incurred by the consumer finance segment in the event of default. While we manage the higher risk inherent in loans made to “non-prime” borrowers through the underwriting criteria, portfolio management and collection methods employed by the consumer finance segment, we cannot guarantee that these criteria or methods will afford adequate protection against these risks. With the consumer finance segment’s scorecard model for purchasing loan contracts, the credit-worthiness of borrowers at origination has improved for automobile loans purchased; however, we cannot provide any assurances regarding the level of the consumer finance segment’s net charge-off ratio in future periods. However, we believe that the current allowance for credit losses is adequate to reflect the net amount expected to be collected on existing consumer finance segment loans that may become uncollectible. If factors influencing the consumer finance segment result in higher net charge-off ratios in future periods, the consumer finance segment may need to increase the level of its allowance for credit losses through additional provisions for credit losses, which could negatively affect future earnings of the consumer finance segment.

FINANCIAL CONDITION

At September 30, 2026, the Corporation had total assets of $2.8 billion, an increase of $42.7 million since December 31, 2025. The increase was attributable primarily to growth in loans held for investment funded by growth in deposits, borrowings and earnings. The significant components of the Corporation’s Consolidated Balance Sheets are discussed below.

Loan Portfolio

Tables 17, 18 and 19 present information pertaining to the composition of loans held for investment, the composition of commercial real estate and construction commercial real estate loans, and the maturity/repricing of certain loans held for investment, respectively.

TABLE 17: Summary of Loans Held for Investment

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$946,676	44%	$835,432	41%
Commercial business	127,220	6	115,710	5
Construction - commercial real estate	34,562	2	99,604	5
Land acquisition and development	90,267	4	66,248	3
Builder lines	33,353	2	37,938	2
Construction - consumer real estate	31,654	1	29,288	1
Residential mortgage	335,440	15	319,536	16
Equity lines	84,269	4	76,460	3
Other consumer	9,657	1	10,085	1
Consumer finance - automobiles	402,588	19	406,312	20
Consumer finance - marine and recreational vehicles	48,882	2	57,963	3
Subtotal	2,144,568	100%	2,054,576	100%
Less allowance for credit losses	(39,638)		(39,677)
Loans, net	$2,104,930		$2,014,899

During the first nine months of 2026, loans held for investment increased $90.0 million to $2.10 billion at September 30, 2026 due primarily to growth in commercial real estate and land acquisition and development loans, partially offset by a decrease in construction loans at the community banking segment.

TABLE 18: Commercial Real Estate and Construction Commercial Real Estate Loans

	September 30, 2026
(Dollars in thousands)	Amount	% of Commercial Real Estate and Construction Commercial Real Estate Loans	% of Total
Multifamily	$184,041	18.8%	8.6%
Retail	160,007	16.3	7.5
Office	136,328	13.9	6.4
1-4 family investment properties	111,552	11.4	5.2
Hotels	101,061	10.3	4.7
Industrial/warehouse	92,438	9.4	4.3
Mini-storage	73,218	7.5	3.4
Medical office	50,677	5.2	2.4
Other	71,916	7.2	3.3
	$981,238	100%	45.8%

	December 31, 2025
(Dollars in thousands)	Amount	% of Commercial Real Estate and Construction Commercial Real Estate Loans	% of Total
Multifamily	$177,215	19.0%	8.6%
Retail	162,677	17.4	7.9
Office	123,274	13.2	6.0
1-4 family investment properties	99,526	10.6	4.8
Hotels	100,858	10.8	4.9
Industrial/warehouse	85,479	9.1	4.2
Mini-storage	66,983	7.2	3.3
Medical office	43,447	4.6	2.1
Other	75,577	8.1	3.7
	$935,036	100%	45.5%

TABLE 19: Maturity/Repricing Schedule of Loans Held for Investment

	September 30, 2026
(Dollars in thousands)	Commercial	Consumer	Consumer Finance	Total
Variable Rate:
Within 1 year	$357,938	$85,067	$—	$443,005
1 to 5 years	102,640	845	—	103,485
5 to 15 years	7,562	2,333	—	9,895
After 15 years	—	—	—	—
Fixed Rate:
Within 1 year	117,571	11,687	5,042	134,300
1 to 5 years	490,263	120,052	205,365	815,680
5 to 15 years	174,459	164,952	241,063	580,474
After 15 years	13,299	44,430	—	57,729

	$1,263,732	$429,366	$451,470	$2,144,568

Securities

The investment portfolio plays a primary role in the management of the Corporation’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At September 30, 2026 and December 31, 2025, all debt securities in the Corporation’s investment portfolio were classified as available for sale.

The following table sets forth the composition of the Corporation’s securities available for sale in dollar amounts at fair value and as a percentage of the Corporation’s total securities available for sale at the dates indicated.

TABLE 20: Securities Available for Sale

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
U.S. Treasury securities	$4,964	1%	$4,887	1%
U.S. government agencies and corporations	21,988	5	55,710	12
Mortgage-backed securities	244,501	54	205,832	45
Obligations of states and political subdivisions	148,867	33	157,091	34
Corporate and other debt securities	33,737	7	34,591	8
Total available for sale securities at fair value	$454,057	100%	$458,111	100%

During the first nine months of 2026, securities available for sale decreased $4.1 million to $454.1 million at September 30, 2026. Net unrealized losses in the market value of securities available for sale increased to $29.4 million at September 30, 2026 compared to $12.9 million at December 31, 2025, due primarily to an increase in debt security market interest rates.

For more information about the Corporation’s securities available for sale, including information about securities in an unrealized loss position at September 30, 2026 and December 31, 2025, see Part I, Item 1, “Financial Statements” under the heading “Note 2: Securities” in this Quarterly Report on Form 10-Q.

The following table presents additional information pertaining to the composition of the securities portfolio at amortized cost, by the earlier of contractual maturity or expected maturity.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties. The total effective duration of the investment portfolio was 4.4 years as of September 30, 2026.

TABLE 21: Maturity of Securities

	September 30, 2026
		Weighted
	Amortized	Average
(Dollars in thousands)	Cost	Yield [1]
U.S. Treasury securities:
Maturing within 1 year	$4,998	1.38%
Total U.S. Treasury securities	4,998	1.38
U.S. government agencies and corporations:
Maturing within 1 year	2,520	1.80
Maturing after 1 year, but within 5 years	19,007	1.56
Maturing after 5 years, but within 10 years	2,075	3.98
Maturing after 10 years	111	2.35
Total U.S. government agencies and corporations	23,713	1.80
Mortgage-backed securities:
Maturing within 1 year	35,656	3.61
Maturing after 1 year, but within 5 years	106,816	3.77
Maturing after 5 years, but within 10 years	71,682	4.22
Maturing after 10 years	46,225	4.83
Total mortgage-backed securities	260,379	4.06
States and municipals:[1]
Maturing within 1 year	16,478	4.14
Maturing after 1 year, but within 5 years	28,357	3.29
Maturing after 5 years, but within 10 years	33,597	4.24
Maturing after 10 years	81,050	4.88
Total states and municipals	159,482	4.39
Corporate and other debt securities:
Maturing within 1 year	8,935	3.53
Maturing after 1 year, but within 5 years	9,250	6.87
Maturing after 5 years, but within 10 years	16,709	7.02
Total corporate and other debt securities	34,894	6.09
Total securities:
Maturing within 1 year	68,587	3.50
Maturing after 1 year, but within 5 years	163,430	3.61
Maturing after 5 years, but within 10 years	124,063	4.60
Maturing after 10 years	127,386	4.86
Total securities	$483,466	4.18
1.	Yields on tax-exempt securities have been computed on a taxable-equivalent basis using the federal corporate income tax rate of 21 percent. The weighted average yield is calculated based on the relative amortized costs of the securities.

Deposits

The Corporation’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Corporation’s deposits are principally provided by individuals and businesses located within the communities served.

During the first nine months of 2026, deposits increased $10.4 million to $2.36 billion at September 30, 2026 due primarily to increases in time deposits and noninterest-bearing demand deposits, partially offset by a decrease in savings, money market and interest-bearing demand deposits. The increase in deposits was due in part to higher average balances within deposit accounts and the opening of new deposit accounts. Municipal deposits decreased $42.8 million to $119.6 million at September 30, 2026 due primarily to seasonal factors caused by the timing of tax collections.

The Corporation had $17.9 million and $25.0 million in brokered time deposits outstanding at September 30, 2026 and December 31, 2025, respectively.  The Corporation may continue to use brokered deposits on a limited basis as a means of maintaining and diversifying liquidity and funding sources.

Borrowings

During the first nine months of 2026, borrowings increased $24.8 million to $138.1 million at September 30, 2026 due primarily to an increase in FHLB advances during the first nine months of 2026 that were used to help fund loan growth.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and unpledged securities available for sale, totaled $389.4 million at September 30, 2026 compared to $406.4 million at December 31, 2025. The Corporation’s funding sources at September 30, 2026 are presented in Table 22. The Corporation’s capacity was $706.7 million and $714.8 million at September 30, 2026 and December 31, 2025, respectively, and the Corporation’s amount available decreased $33.1 million from December 31, 2025 due primarily to an increase in FHLB advances during the first nine months of 2026.

TABLE 22: Funding Sources

	September 30, 2026
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$75,000	$—	$75,000
Borrowings from FHLB	288,819	65,000	223,819
Borrowings from FRB	342,876	—	342,876
Total	$706,695	$65,000	$641,695

	December 31, 2025
(Dollars in thousands)	Capacity	Outstanding	Available
Unsecured federal funds agreements	$75,000	$—	$75,000
Borrowings from FHLB	276,703	40,000	236,703
Borrowings from FRB	363,100	—	363,100
Total	$714,803	$40,000	$674,803

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

Uninsured deposits represent an estimate of amounts above the Federal Deposit Insurance Corporation (FDIC) insurance coverage limit of $250,000. As of September 30, 2026, the Corporation’s uninsured deposits were approximately $720.4 million, or 30.6 percent of total deposits, compared to $710.4 million, or 30.3 percent of total deposits as of December 31, 2025. Excluding intercompany cash holdings and municipal deposits which are secured with pledged securities, amounts uninsured were approximately $587.2 million, or 24.9 percent of total deposits as of September 30, 2026, compared to $527.8 million, or 22.5 percent of total deposits as of December 31, 2025. The Corporation’s liquid assets and borrowing availability as of September 30, 2026 totaled $1.03 billion, exceeding uninsured deposits, excluding intercompany cash holdings and secured municipal deposits, by $443.9 million.

The Corporation’s internal policy limits brokered deposits to 20 percent of total deposits, representing approximately $566.6 million of net availability for additional brokered deposits as of September 30, 2026.

In the ordinary course of business, the Corporation has entered into contractual obligations and has made other commitments to make future payments.  For further information concerning the Corporation’s expected timing of such payments, refer to “Item 8. Financial Statements and Supplementary Data,” under the headings “Note 9: Leases,” “Note 11: Borrowings,” and “Note 18: Commitments and Contingent Liabilities” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2025.

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

The disclosure below presents the Corporation’s and the Bank’s actual capital amounts and ratios under currently applicable regulatory capital standards.  Under the small bank holding company policy statement of the Federal Reserve Board, which applies to certain bank holding companies with consolidated total assets of less than $3 billion, the Corporation was not subject to regulatory capital requirements at September 30, 2026. The following tables reflect the Corporation’s consolidated capital as determined under regulations that apply to bank holding companies that are not small bank holding companies and minimum capital requirements that would apply to the Corporation if it were not a small bank holding company.  Although the minimum regulatory capital requirements are not applicable to the Corporation, the Corporation calculates these ratios for its own planning and monitoring purposes. Total risk-weighted assets at September 30, 2026 for the Corporation were $2.33 billion and for the Bank were $2.30 billion. Total risk-weighted assets at December 31, 2025 for the Corporation were $2.26 billion and for the Bank were $2.23 billion. As of September 30, 2026, the Bank met all capital adequacy requirements to which it is subject.

TABLE 23: Regulatory Capital

	September 30, 2026
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$363,253	15.7%	$185,097	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	294,179	12.7	138,822	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	269,179	11.6	104,117	4.5		N/A	N/A
Tier 1 leverage ratio	294,179	10.5	111,798	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$343,162	15.0%	$182,793	8.0%		$228,491	10.0%
Tier 1 risk-based capital ratio	314,443	13.8	137,095	6.0		182,793	8.0
Common Equity Tier 1 capital ratio	314,443	13.8	102,821	4.5		148,519	6.5
Tier 1 leverage ratio	314,443	11.3	110,875	4.0		138,593	5.0

	December 31, 2025
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
The Corporation
Total risk-based capital ratio	$342,856	15.2%	$180,649	8.0%	$	N/A	N/A	%
Tier 1 risk-based capital ratio	274,469	12.2	135,487	6.0		N/A	N/A
Common Equity Tier 1 capital ratio	249,469	11.0	101,615	4.5		N/A	N/A
Tier 1 leverage ratio	274,469	10.0	110,060	4.0		N/A	N/A

The Bank
Total risk-based capital ratio	$330,859	14.8%	$178,421	8.0%		$223,026	10.0%
Tier 1 risk-based capital ratio	302,815	13.6	133,816	6.0		178,421	8.0
Common Equity Tier 1 capital ratio	302,815	13.6	100,362	4.5		144,967	6.5
Tier 1 leverage ratio	302,815	11.1	109,173	4.0		136,466	5.0

The regulatory risk-based capital amounts presented above include:  (1) common equity tier 1 capital (CET1) which consists principally of common stock (including surplus) and retained earnings with adjustments for goodwill and intangible assets; (2) additional Tier 1 capital which consists principally of the Corporation’s “grandfathered” trust preferred securities of $25.0 million; and (3) Tier 2 capital which consists of a limited amount of the allowance for credit losses and $40.0 million of outstanding subordinated notes of the Corporation. Total Risk-Based Capital is comprised of CET1, additional Tier 1 capital and Tier 2 capital. The Total Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Common Equity Tier 1 Capital ratio are calculated as a percentage of risk-weighted assets. The Tier 1 Leverage ratio is calculated as a percentage of average tangible assets. In addition, the Corporation has made the one-time irrevocable election to continue treating accumulated other comprehensive income (AOCI) under regulatory standards that were in place prior to the Basel III Final Rule in order to eliminate volatility of regulatory capital that can result from fluctuations in AOCI and the inclusion of AOCI in regulatory capital, as would otherwise be required under the Basel III Capital Rule. As a result of this election, changes in AOCI, including unrealized losses on securities available for sale, do not affect regulatory capital amounts shown in the table above for the Corporation or the Bank. For additional information about the Basel III Final Rules, see “Item 1. Business” under the heading “Regulation and Supervision” and “Item 8. Financial Statements and Supplementary Data,” under the heading “Note 17: Regulatory Requirements and Restrictions” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2025.

In addition to the regulatory risk-based capital requirements, the Bank must maintain a capital conservation buffer of 2.5 percent of risk-weighted assets as required by the Basel III Final Rule. Including the capital conservation buffer, the minimum ratios are a common equity Tier 1 risk-based capital ratio of 7.0 percent, a Tier 1 risk-based capital ratio of 8.5 percent, and a total risk-based capital ratio of 10.5 percent. The Corporation and the Bank exceeded these ratios at September 30, 2026 and December 31, 2025.

The Corporation’s capital resources are impacted by its share repurchase programs. The Board of Directors authorized a program, effective January 1, 2026 through December 31, 2026, to repurchase up to $5.0 million of the Corporation’s common stock (the 2026 Repurchase Program). Repurchases under the 2026 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended (Exchange Act) and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, applicable legal requirements and other conditions, and there is no assurance that the Corporation will purchase any additional shares under the 2026 Repurchase Program. During the nine months ended September 30, 2026, the Corporation repurchased 8,377 shares, or $622,000, of its common stock under the 2026 Repurchase Program. As of September 30, 2026, there was $4.38 million remaining available for repurchases of the Corporation’s common stock under the 2026 Repurchase Program.

USE OF CERTAIN NON-GAAP FINANCIAL MEASURES

The accounting and reporting policies of the Corporation conform to GAAP in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of the Corporation’s performance. These include adjusted net income for the Corporation and for the community banking segment, adjusted earnings per share, annualized adjusted ROE, annualized ROTCE, annualized adjusted ROTCE, annualized adjusted ROA, net tangible income attributable to the Corporation, ROTCE, tangible book value per share, and the following fully-taxable equivalent (FTE) measures: interest and fees on loans-FTE, interest and dividends on securities-FTE, total interest income-FTE, net interest income-FTE and net interest margin-FTE. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented.

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

TABLE 24: Non-GAAP Table

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2026	2025	2026	2025
Reconciliation of Certain Non-GAAP Financial Measures
Adjusted Net Income and Adjusted Earnings Per Share
Net income, as reported	$8,257	$7,113	$23,677	$20,275
Gain on sale of other equity interest[1]	-	-	(6,375)	-
Loss on securities portfolio restructuring[2]	-	-	5,632	-
Adjusted net income	$8,257	$7,113	$22,934	$20,275

Weighted average shares - basic and diluted	3,251,418	3,238,057	3,250,699	3,237,256

Earnings per share - basic and diluted, as reported	$2.55	$2.18	$7.26	$6.22
Gain on sale of other equity interest[1]	-	-	(1.96)	-
Loss on securities portfolio restructuring[2]	-	-	1.73	-
Adjusted earnings per share - basic and diluted	$2.55	$2.18	$7.03	$6.22

Adjusted Net Income, Community Banking Segment
Net income, community banking segment, as reported	$8,914	$7,378	$24,197	$19,939
Gain on sale of other equity interest[1]	-	-	(6,375)	-
Loss on securities portfolio restructuring[2]	-	-	5,632	-
Adjusted net income, community banking segment	$8,914	$7,378	$23,454	$19,939

1	Sale of other equity interest is net of related income tax expense of $1.9 million for the nine months ended September 30, 2026.
2	Securities portfolio restructuring is net of related income tax benefit of $1.5 million for the nine months ended September 30, 2026.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2026	2025	2026	2025
Adjusted ROE
Average total equity, as reported	$278,440	$245,218	$271,999	$237,998

Annualized ROE, as reported	11.86%	11.60%	11.60%	11.36%
Annualized Adjusted ROE	11.86%	11.60%	11.24%	11.36%

Adjusted ROA
Average total assets, as reported	$2,804,320	$2,691,263	$2,799,599	$2,636,916

Annualized ROA, as reported	1.18%	1.06%	1.13%	1.02%
Annualized Adjusted ROA	1.18%	1.06%	1.09%	1.02%

Return on Average Tangible Common Equity
Average total equity, as reported	$278,440	$245,218	$271,999	$237,998
Average goodwill	(25,191)	(25,191)	(25,191)	(25,191)
Average other intangible assets	(843)	(985)	(869)	(1,049)
Average noncontrolling interest	(471)	(538)	(623)	(702)
Average tangible common equity	$251,935	$218,504	$245,316	$211,056

Net income	$8,257	$7,113	$23,677	$20,275
Amortization of intangibles	25	63	75	188
Net loss (income) attributable to noncontrolling interest	18	(38)	(92)	(141)
Net tangible income attributable to C&F Financial Corporation	$8,300	$7,138	$23,660	$20,322

Adjusted net income	$8,257	$7,113	$22,934	$20,275
Amortization of intangibles	25	63	75	188
Net loss (income) attributable to noncontrolling interest	18	(38)	(92)	(141)
Adjusted net tangible income attributable to C&F Financial Corporation	$8,300	$7,138	$22,917	$20,322

Annualized ROE, as reported	11.86%	11.60%	11.60%	11.36%
Annualized return on average tangible common equity	13.18%	13.07%	12.86%	12.84%
Annualized adjusted return on average tangible common equity	13.18%	13.07%	12.45%	12.84%

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Fully Taxable Equivalent Net Interest Income[1]	2026	2025	2026	2025
Interest and fees on loans	$36,693	$34,683	$107,098	$100,781
FTE adjustment	47	52	142	148
FTE interest and fees on loans	$36,740	$34,735	$107,240	$100,929

Interest and dividends on securities	$4,611	$3,381	$12,581	$9,763
FTE adjustment	311	266	900	760
FTE interest and dividends on securities	$4,922	$3,647	$13,481	$10,523

Total interest income	$41,576	$38,783	$121,073	$112,178
FTE adjustment	358	318	1,042	908
FTE interest income	$41,934	$39,101	$122,115	$113,086

Net interest income	$30,174	$27,174	$86,973	$78,692
FTE adjustment	358	318	1,042	908
FTE net interest income	$30,532	$27,492	$88,015	$79,600

Net interest margin	4.47%	4.19%	4.35%	4.17%
FTE adjustment	0.06%	0.05%	0.06%	0.04%
FTE net interest margin	4.53%	4.24%	4.41%	4.21%

1	Assuming a tax rate of 21%.

	September 30,	December 31,
(Dollars in thousands, except per share amounts)	2026	2025
Tangible Book Value Per Share
Equity attributable to C&F Financial Corporation	$268,753	$261,753
Less goodwill	(25,191)	(25,191)
Less other intangible assets	(834)	(909)
Tangible equity attributable to C&F Financial Corporation	$242,728	$235,653

Shares outstanding	3,251,123	3,245,972

Book value per share	$82.66	$80.64
Tangible book value per share	$74.66	$72.60

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Corporation’s expectations, plans, objectives or beliefs regarding future financial performance and other statements that are not historical facts, which may constitute “forward-looking statements” as defined by federal securities laws.  Forward-looking statements generally can be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “may,” “might,” “will,” “intend,” “target,” “should,” “could,” or similar expressions, are not statements of historical fact, and are based on management’s beliefs, assumptions and expectations regarding future events or performance as of the date of this report, taking into account all information currently available to management.  These statements may include, but are not limited to: statements regarding expected future operations and financial performance; expected trends in yields on loans; expected future recovery of investments in debt securities; future dividend payments and share repurchases; deposit trends; charge-offs and delinquencies; changes in cost of funds and net interest margin and items affecting net interest margin; strategic business initiatives, including our expansion into Lynchburg, Virginia, and the anticipated effects thereof; expected impact of unrealized losses on earnings and regulatory capital of the Corporation or the Bank; expected renewal of unsecured federal funds agreements; mortgage loan originations; expectations regarding the Bank’s regulatory risk-based capital requirement levels; competition; our loan portfolio; our digital services; the adoption of artificial intelligence; improving operational efficiencies; retention of qualified loan officers and expectations regarding new mortgage loan originations; expectations regarding the runoff of the marine and recreational vehicle portfolio; technology initiatives; our diversified business strategy; asset quality; credit quality; adequacy of allowances for credit losses and the level of future charge-offs; market interest rates and housing inventory and resulting effects on mortgage loan origination volume; sources of liquidity; adequacy of the reserve for indemnification losses related to loans sold in the secondary market; capital levels; the effect of future market and industry trends and conditions; the effects of future interest rate levels and fluctuations; cybersecurity risks; and inflation. These forward-looking statements are subject to significant risks and uncertainties due to factors that could have a material adverse effect on the operations and future prospects of the Corporation including, but not limited to, changes in:

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
●accounting principles, policies and guidelines, and elections made by the Corporation thereunder

These risks and uncertainties, and the risks discussed in more detail in Item 1A. “Risk Factors” of Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2025 and other reports filed with the SEC should be considered in evaluating the forward-looking statements contained herein.

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

The Corporation’s Asset/Liability Committee meets at least quarterly with the primary objective of maximizing current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent and appropriate. Thus, the goal of interest rate risk management is to maintain a balance between risk and reward such that net interest income is maximized while risk is maintained at an acceptable level. The objective of the Corporation’s liquidity management is to meet the Corporation’s liquidity requirements by ensuring the continuous availability of funds to satisfy the credit needs of our customers and the demands of our depositors, creditors and investors. Stable core deposits and a strong capital position are the components of a solid foundation for the Corporation’s liquidity position. Management continuously monitors cash flows, including deposit flows, loan fundings and draws, securities payments and borrowing maturities, and the impact of changes in interest rates on these cash flows. Additionally, management tracks uninsured deposits, unpledged securities and unpledged loans among other liquidity metrics.

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

The simulation analysis results, based on a measurement date balance sheet as of September 30, 2026, for hypothetical changes in net interest income over the next twelve months are presented in the following table.

 One-Year Net Interest Income Simulation (dollars in thousands)

	Hypothetical Change in Net
	Interest Income
	Over the Next Twelve Months
	as of
	September 30, 2026		December 31, 2025
Assumed Market Interest Rate Shift	Dollars	Percentage	Dollars	Percentage
-300 BP shock	$(9,593)	(7.30)%	$(11,464)	(9.41)%
-200 BP shock	(6,347)	(4.83)	(7,971)	(6.54)
-100 BP shock	(2,747)	(2.09)	(3,669)	(3.01)
+100 BP shock	1,048	0.80	1,233	1.01
+200 BP shock	2,214	1.68	2,177	1.79
+300 BP shock	3,316	2.52	3,010	2.47

These results indicate that the Corporation would expect net interest income to decrease over the next twelve months assuming an immediate downward shift in market interest rates of 100 BP to 300 BP and to increase if rates shifted upward to the same degree. As of September 30, 2026, the Corporation’s net interest income sensitivity to both an increase and decrease in market interest rates is generally less sensitive as compared to its position as of December 31, 2025 driven by an increase in asset duration during the first nine months of 2026 due primarily to the Portfolio Restructuring and repricing of loans.

The EVE analysis provides information on the risk inherent in the balance sheet that might not be taken into account in the simulation analysis due to the shorter time horizon used in that analysis. The EVE of the balance sheet is defined as the discounted present value of expected asset cash flows minus the discounted present value of the expected liability cash flows. The analysis involves changing the interest rates used in determining the expected cash flows and in discounting the cash flows. The resulting percentage change in net present value in various rate scenarios is an indication of the longer-term repricing risk and options embedded in the balance sheet.

The EVE analysis results are presented in the following table.

Static EVE Change (dollars in thousands)

	Hypothetical Change in EVE
	as of
	September 30, 2026		December 31, 2025
Assumed Market Interest Rate Shift	Dollars	Percentage	Dollars	Percentage
-300 BP shock	$(19,643)	(4.05)%	$(44,627)	(10.12)%
-200 BP shock	(4,704)	(0.97)	(22,242)	(5.05)
-100 BP shock	2,402	0.50	(6,307)	(1.43)
+100 BP shock	(7,993)	(1.65)	(1,088)	(0.25)
+200 BP shock	(16,474)	(3.40)	(5,618)	(1.27)
+300 BP shock	(25,902)	(5.35)	(11,934)	(2.71)

These results as of September 30, 2026 indicate that the EVE would decrease assuming an immediate downward shift in market interest rates of 200 BP to 300 BP or an immediate upward shift in market interest rates of 100 BP to 300 BP and would increase assuming an immediate downward shift in market interest rates of 100 BP. As of September 30, 2026, the Corporation’s EVE is less sensitive to a decrease in market interest rates and more sensitive to an increase in market interest rates as compared to its position as of December 31, 2025 due primarily to changes in the duration of both assets and liabilities as a result of shifts in the mix of earning assets and in the mix of deposits and borrowings.

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

ITEM 4.CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2026 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information required to be set forth in the Corporation’s periodic reports.

There were no changes in the Corporation’s internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

In the normal course of business, the Corporation is subject to various legal and administrative proceedings and claims. Legal and administrative proceedings are subject to inherent uncertainties and unfavorable rulings could occur, and the timing and outcome of any legal or administrative proceeding cannot be predicted with certainty. As of September 30, 2026, the Corporation is not involved in any material pending or threatened legal proceedings other than proceedings occurring in the ordinary course of business.

ITEM 1A.RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Corporation’s Board of Directors authorized a program, effective January 1, 2026 through December 31, 2026, to repurchase up to $5.0 million of the Corporation’s common stock (the 2026 Repurchase Program).  Repurchases under the 2026 Repurchase Program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the 2026 Repurchase Program, if any, will be determined by management in its discretion and will depend on a number of factors including the market price of the shares, general market and economic conditions, applicable legal requirements, and other conditions, and there is no assurance that the Corporation will purchase any additional shares under the 2026 Repurchase Program. There were 3 shares repurchased under the 2026 Repurchase Program during the third quarter of 2026 for an aggregate cost of less than $1,000.

The following table summarizes repurchases of the Corporation’s common stock that occurred during the three months ended September 30, 2026.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased[1]	per Share	Programs	Programs
July 1, 2026 - July 31, 2026	122	$77.87	3	$4,378,454
August 1, 2026 - August 31, 2026	—	$—	—	$4,378,454
September 1, 2026 - September 30, 2026	52	$95.00	—	$4,378,454
Total	174	$82.99	3

1	During the three months ended September 30, 2026, 171 shares were withheld upon the vesting of restricted shares granted to employees of the Corporation and its subsidiaries in order to satisfy tax withholding obligations.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

101

The following financial statements from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL, filed herewith: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included within Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&F FINANCIAL CORPORATION
(Registrant)

Date:	November 5, 2026	By:	/s/ Thomas F. Cherry
Thomas F. Cherry
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2026	By:	/s/ Jason E. Long
Jason E. Long
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)